Form 10-Q
period 1996-09-30
ENVIRONMENTAL REMEDIATION HOLDING CORP
filed 1997-02-11
CIK 799235

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    Form 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934
         For the period ended September 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934
         For the transition period from                    to


                         Commission file number 0-17325


                     ENVIRONMENTAL REMEDIATION HOLDING CORP.
                 (Name of small business issuer in its charter)


          Colorado                                         88-0218499
(State or other jurisdiction of
 incorporation or organization)                      (IRS Employer ID No.)

                         420 Jericho Turnpike, Suite 321
                             Jericho, New York 11753
                    (Address of principal executive offices)

Registrant's telephone number including area code  (516) 433 4730

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
          As of September 30, 1996 - 2,918,544 shares of common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

                       Form 8-K filed on September 4, 1996
                      Form S-8 filed on September 13, 1996

                         PART I - Financial Information

Item 1. Financial Statements


                          INDEX TO FINANCIAL STATEMENTS


                                                                            Page

Balance Sheets   ............................................................F-2

Statements of Operations  ...................................................F-3

Statements of Stockholders' Equity  .........................................F-4

Statements of Cash Flows   ..................................................F-5

Notes to Financial Statements  ..............................................F-6

                     ENVIRONMENTAL REMEDIATION HOLDING CORP.
                                 Balance Sheets

                                                                             Dec 31, 1995             Sept 30, 1996
                                                                          ------------------        ------------------
                            ASSETS                                                                         (Unaudited)
CURRENT ASSETS
  Cash                                                                 $                  0                       535
  Prepaid expenses                                                                        0                    17,000
                                                                          ------------------        ------------------
    Total current assets                                                                  0                    17,535
                                                                          ------------------        ------------------
FIXED ASSETS (note 1b)
  Equipment                                                                               0                 3,887,400
  Accumulated depreciation                                                                0                  (388,740)
                                                                          ------------------        ------------------
    Total fixed assets                                                                    0                 3,498,660
                                                                          ------------------        ------------------
OTHER ASSETS
  Deposits                                                                                0                     5,000
  Deferred compensation expense, net (note 1d)                                            0                   760,000
                                                                          ------------------        ------------------
    Total other assets                                                                    0                   765,000
                                                                          ------------------        ------------------
Total Assets                                                           $                  0                 4,281,195
                                                                          ==================        ==================
             LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Accrued use tax payable                                              $                  0                   167,400
  Notes payable to officer (note 1c)                                                      0                     6,730
                                                                          ------------------        ------------------
    Total liabilities                                                                     0                   174,130
                                                                          ------------------        ------------------

STOCKHOLDERS' EQUITY
  Common stock, $0.0001 par value, authorized 950,000,000
    shares; 2,918,544 issued and outstanding. (note 5)                               74,648                       292
  Additional paid in capital in excess of par                                     3,654,240                 7,878,561
  Stock subscriptions receivable                                                          0                       (88)
  Deficit accumulated during the development stage                               (3,728,888)               (3,771,700)
                                                                          ------------------        ------------------
Total Stockholders' Equity                                                                0                 4,107,065
                                                                          ------------------        ------------------
Total Liabilities and Stockholders' Equity                             $                  0                 4,281,195
                                                                          ==================        ==================

    The accompanying notes are an integral part of the financial statements.

                     ENVIRONMENTAL REMEDIATION HOLDING CORP.
                            Statements of Operations
                                   (Unaudited)
                          9 Months ended September 30,

                                                                                1995                     1996

                              REVENUE
Revenue                                                              $                   0                    0
                                                                          -----------------      ---------------
  Total revenue                                                                          0                    0
                                                                          -----------------      ---------------

                             EXPENSES
Compensation - officers                                                                  0               10,417
Consultant fees                                                                          0                    0
Professional fees                                                                        0                    0
Depreciation                                                                             0               32,395
Miscellaneous                                                                            0                    0
                                                                          -----------------      ---------------
  Total expenses                                                                         0               42,812
                                                                          -----------------      ---------------
Net loss before tax benefit                                                              0              (42,812)
                                                                          -----------------      ---------------
Income tax benefit (note 3)                                                              0                    0
                                                                          -----------------      ---------------
Net loss                                                             $                   0              (42,812)
                                                                          =================      ===============

Weighted average number of shares outstanding                                            -            2,918,544
                                                                          =================      ===============
Net loss per share                                                   $                   -                (0.01)
                                                                          =================      ===============













    The accompanying notes are an integral part of the financial statements.

                     ENVIRONMENTAL REMEDIATION HOLDING CORP.
                       Statements of Stockholder's Equity
                                   (Unaudited)

                                                 Additional            Stock                                        Total
                                Common             Paid in            Subscrip              Accumulated          Stockholders'
                                 Stock             Capital             Receiv                 Deficit               Equity

BALANCE, December
  31, 1996 *A             $      74,648            3,654,240                  0              (3,728,888)                     0

Capital Transactions:
 *B                             (74,605)              74,605                  0                       0                      0

 *C                                 243            3,764,722                (88)                      0              3,764,877

*D                                    6              384,994                  0                       0                385,000

Net loss                              0                    0                  0                 (42,812)               (42,812)
                           -------------       --------------      -------------      ------------------      -----------------

BALANCE, September
  30, 1996                $         292            7,878,561                (88)             (3,771,700)             4,107,065
                           =============       ==============      =============      ==================      =================

*A - 746,483,333 shares of common stock outstanding.

*B - 1 for 2,095 reverse split of the common stock - 429,594 shares of common stock remaining outstanding.

*C - 2,433,950 shares issued for the acquisition of Environmental Remediation Funding Corp. - 2,863,544 shares of common stock outstanding.

*D - 55,000 shares issued for services - 2,918,544 shares of common stock outstanding.























    The accompanying notes are an integral part of the financial statements.

                     ENVIRONMENTAL REMEDIATION HOLDING CORP.
                            Statements of Cash Flows
                                   (Unaudited)
                          9 Months ended September 30,

                                                                                               1995                   1996
                                                                                         ----------------      --------------

CASH FLOWS FROM DEVELOPMENT ACTIVITIES:
Net loss                                                                             $                0              (42,812)
Adjustments to reconcile net loss to net cash used for development activities:
    Stock issued for services rendered                                                                0               10,417
    Depreciation expense                                                                              0               32,395
                                                                                          --------------       --------------
Net cash used for development activities                                                              0                    0
                                                                                          --------------       --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
None                                                                                                  0                    0
                                                                                          --------------       --------------
Net cash provided by investing activities                                                             0                    0
                                                                                          --------------       --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
None                                                                                                  0                    0
                                                                                          --------------       --------------
Net cash provided by financing activities                                                             0                    0
                                                                                          --------------       --------------

(Decrease) increase in cash                                                                           0                    0
                                                                                          --------------       --------------
CASH, beginning of period                                                                             0                  535
                                                                                          --------------       --------------
CASH, end of period                                                                  $                0                  535
                                                                                          ==============       ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid in cash                                                                $                0                    0
                                                                                          ==============       ==============
















    The accompanying notes are an integral part of the financial statements.

                     ENVIRONMENTAL REMEDIATION HOLDING CORP.
                          Notes to Financial Statements
                                   (Unaudited)

(1) Summary of Significant Accounting Policies
     The Company Environmental Remediation Holding Corp. is a Colorado chartered corporation which conducts business from its headquarters in Jericho, New York and was incorporated on May 12, 1986.

         The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the statements of financial condition and revenues and expenses  for  the  years  then  ended.  Actual  results  could  differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the book-tax difference of accounting for the development expenses (see note 3 ). The financial statements for the nine months ended September 30, 1995 and 1996 include all adjustments which in the opinion of management are necessary for fair presentation. The following summarize the more significant accounting and reporting policies and practices of the Company:

   a) Basis of presentation The Company acquired 100% of the issued and outstanding common stock of Environmental Remediation Funding Corp.,
         (ERFC), a Delaware corporation, effective on August 19, 1996, in a reverse triangular merger, which has been accounted for as a reorganization of ERFC. At the same time the Company changed its name from Regional Air Group to Environmental Remediation Holding Corp.

     b) Equipment Equipment was received by ERFC in exchange for common stock of ERFC. The fair market value of the equipment was determined through the use of an independent third party equipment appraiser. The then determined fair market value was lower than the previous owners cost basis, and the fair market value of the ERFC stock exchanged was undeterminable, therefore the Company chose to value the equipment received using the appraiser's valuation. The Company has chosen to depreciate the equipment using the straight line method over its estimated remaining useful life of ten years. Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation expense for the nine months ended September 30, 1995 and 1996 was $0 and $32,395, respectively.

     c) Note payable The Company issued a note payable to an officer in exchange for cash. This note carries no stated maturity date or rate of interest. The Company expects to repay this note within twelve months.

     d) Deferred compensation ERFC issued 755,043 shares of its common stock into escrow in exchange for services to be rendered by its Chairman under a four year contract. These services were valued at $125,000 per year, therefore the Company is amortizing this deferred compensation expense at a rate of $31,250 per quarter. These ERFC shares were exchanged for shares of the Company on August 19, 1996.

         On August 30, 1996, the Company issued 10,000 shares of its common stock, valued at $70,000, to an attorney for services to be rendered at below market rates for a period of 4 months. Accordingly, the Company is amortizing this expense over the term of the agreement.

         On October 6, 1995, and modified on January 2, 1996, the Company entered into an agreement with a financial advisor to issue 30,000 shares of its common stock, valued at $210,000, in exchange for services rendered by the advisor to assist in effecting the merger which occured on August 19, 1996.

         On July 15, 1996, the Company entered into an agreement with a general business advisor to issue 15,000 shares of its common stock, valued at $105,000, in exchange for services rendered by the advisor.

       e)Net loss per share Net loss per share is computed by dividing the net loss by the number of shares outstanding during the period.

(2) Income taxes The Company has a consolidated net operating loss carry-forward amounting to $4,276,823, expiring as follows: $3,728,888 by 2004 and $162,630 in 2010 and $$385,305 in 2011. The Company has a
         $1,710,700 deferred tax asset resulting from the loss carry-forward, for which it has established a 100% valuation allowance, as until the Company proceeds with its current development plans it is unclear as to the ability of the Company to utilize these carry-forwards.

                     ENVIRONMENTAL REMEDIATION HOLDING CORP.
                          Notes to Financial Statements

(5) Stockholders' equity The Company has authorized 950,000,000 shares of $0.0001 par value common stock. On December 31, 1995, the Company had 746,483,333 shares issued and outstanding. On August 14, 1996, the Company completed a 1 for 2,095 reverse split of its shares, leaving 429,594 shares issued and outstanding. On August 19,1996, the Company issued 2,863,544 shares of common stock to acquire 100% of the issued and outstanding common stock of ERFC. On September 3, 1996, the Company issued 55,000 shares of its common stock under three consulting contracts previously negotiated.

Item 2. Management's Discussion and Analysis or Plan of Operation.

The Company hereby incorporates its Form 8-K filed on September 4, 1996 and its Form S-8 filed on September 13, 1996.

                           PART II - Other Information

Item 1. Legal Proceedings.
The Company is not a party to any pending legal proceedings.

Item 2. Changes in Securities
The Company hereby incorporates its Form 8-K filed on September 4, 1996 and its Form S-8 filed on September 13, 1996.

Item 3. Defaults Upon Senior Securities
None to report.

Item 4. Submission of Matters to a Vote of Security Holders.
The Company hereby incorporates its Form 8-K filed on September 4, 1996 and its Form S-8 filed on September 13, 1996.

Item 5. Other Information
None to report.

Item 6. Exhibits and Reports on Form 8-K and 8-K/A.
The Company hereby incorporates its Form 8-K filed on September 4, 1996 and its Form S-8 filed on September 13, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 10, 1997

                     ENVIRONMENTAL REMEDIATION HOLDING CORP.
                             a Colorado Corporation


                                               By: /s/ Sam L. Bass, Jr.
                                                   Sam L. Bass, Jr.
                                                   CEO and Chairman of the Board



                                               By: /s/ Noreen Wilson
                                                   Noreen Wilson
                                                   Vice President