Form 10-K
period 1996-09-30
ENVIRONMENTAL REMEDIATION HOLDING CORP
filed 1997-05-14
CIK 799235

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended September 30, 1996

                      Commission File Number 0-18275

                  ENVIRONMENTAL REMEDIATION HOLDING CORP.
               (Name of small business issuer in its charter)

 COLORADO                                                      88-0218499
(State of Incorporation)                               (IRS Employer ID Number)

                         420 Jericho Turnpike, Suite 321
                             Jericho, New York 11753
                     (Address of principal executive office)

Registrant's telephone number, including area code:  (516) 433-4730

Securities registered under 12 (b) of the Exchange act: none Securities registered under Section 12 (g) of the Exchange Act:
                          Common Stock $.0001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15 (d ) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form10-K [ ]

Issuer's revenue for its most recent Fiscal Year were: $0

The aggregate market value of the 1,590,634 shares of voting stock held by non-affiliatesof the Registrant as of September 30,1996 was $8,759,044 (assuuming solely for the purpose of this calculation that all directors, officers and greater than 5% stockholders of the Registrant are "affiliated").

The number of shares outstanding of the Registrant's Common Stock , par value $.0001 per share, as of September 30, 1996 was 3,239,374

                      Documents Incorporated by Reference:

                       Form 8-K filed on September 4, 1996
                      Form S-8 filed on September 13, 1996

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         On August 23, 1996 the Shareholders of Environmental Remediation Funding Corporation (ERFC) a privately held Delaware Corporation incorporated in September 1995 obtained control of Regional Air Group Corporation ("RAIR"), by way of a Reverse Triangular Merger. RAIR issued a total of 2,433,950 shares of it $.0001 par value Common Stock (restricted) to Regional Air Opportunity Development Corp., ("RAODC"), a wholly owned subsidiary of RAIR. Subsequently, RAODC acquired 100% of the issued and outstanding stock of ERFC from ERFC's shareholders in exchange for 2,433,950 shares acquired from RAIR. On August 29, 1996 RAIR filed an amendment to the Articles of Incorporation authorizing a change in the name of the corporation from Regional Air Group Incorporation to Environmental Remediation Holding Corporation.

         Environmental Remediation Funding Corporation (ERFC) was founded to pursue environmental remediation contracts both in the United States and overseas, primarily in the oil industry. ERHC's goal is to acquire small to medium size environmental companies and create the only full service environmental company available to the petroleum industry today. In industry terms, ERHC will be a "cradle to grave" environmental company. ERHC goal is to eliminate the current fragmentation of remedial services prevalent today, and , there by, increase overall quality control. ERHC as part of this goal will reduce the need for multiple levels of subcontractors and thereby increases its potential for profit while reducing overall costs to its customers.

         ERHC has specifically targeted the environmental needs of the oil and gas industry. Moreover, with ERHC's organization and expertise, ERHC is fully capable of utilizing its knowledge and equipment to handle a variety of difficult and/or hazardous waste streams.

         What ERHC hopes to be to its regional, national and international clients is an " all inclusive" environmental service company. ERHC will offer full services such as environmental engineering, consultations, hazardous (including NORM waste) and non hazardous waste cleanup, the manufacture and distribution of waste cleanup materials, waste management, waste transportation and disposal, as well as, plug and abandonment of oil and gas wells. ERHC has access to a technology that when proven will increase the output of existing low producing oil wells using standard methods of A.P.I. maintenance and further increase production by utilizing BAPCO tool a "state of the art" method of lateral drilling". This is one of the major reasons that ERHC is in serious negotiation for the purchase of BAPCO. ERHC hopes to complete the purchase of BAPCO in early 1997.

         ERHC hopes to have signed a "Master Service Agreement" with Chevron Oil to complete the plug and abandonment (P & A) of over 400 wells in Louisiana in early 1997. This contract could be worth in excess of 70 million dollars over the next few years to ERHC. This is the first of three large contracts under negotiation with the oil and gas industry. In addition, ERHC is in the final stages of negotiation with two other major oil companies to take over all of their plug and abandonment work now being performed "in house". The major oil companies would prefer to have the environmental work completed by an outside firms as it reduces their costs and overall environmental exposure. Chevron and the other major oil companies are working with ERHC for this work not only because of ERHC "cradle to grave" approach but because of the oil companies prior experience in working with ERHC's Chief Executive Officer, Sam L. Bass, Jr.

         Mr. Sam Bass, Jr. is ERHC's well-known and highly experienced CEO. Mr. Bass has a long standing and respected relationship with all the
major and minor oil  companies  in   the U.S.  and abroad.           ERHC, under
Mr. Bass's guidance, is in a unique position to  obtain  P & A work from all the
major oil companies in Louisiana  and Texas.         The State of Louisiana  has
mandated that 12,000 oil wells owned by the State, as well as 30,000+ owned by the oil companies, must be plugged and abandoned in the next two (2) years. ERHC has all the necessary management and technical qualifications for the plug and abandonment of oil wells and because of those qualifications, is being contacted by all of the major oil companies.

         ERHC with the assistance of Chevron is desiging a "state of the art" P & A barge that will handle pressure up to 10,000 psi, work in waters as shallow as 19 inches and house up to fifteen (15 ) people. This barge will be the only one of its kind on the gulf coast with a triad of capabilities: P & A work, reworking of wells and environmental clean-up. ERHC will require a minimum of four (4) barges if we are to complete the Chevron contract in the time frame allotted under the agreement under discussion.
 .
         ERHC is in the final stages of negotiation to purchased two petroleum fields, the Woodbine Field located in Henderson County , Texas and the Gunsite Oil Field located in Wichita Falls, Texas. ERHC is negotiating to obtain the rights to a number of other oil and gas producing properties in Texas and Louisiana. As these contracts are consummated, ERHC will use standard A.P.I. methods of "reworking" the fields to increase production twenty-five (25%) percent in the first six months. ERHC will then utilize the "BAPCO" tool (lateral drilling) along with "rework" techniques to significantly increase the fields production. The Woodbine and Gunsite Fields are expected to close inthe first half of 1997. They are comprised of 1200 acres and 200 wells. After reworking the fields using both traditional A.P.I. methods of reworking and the BAPCO tool , oil production is expected to increased a minimum of 5 times from initial production levels to 1600 barrels a day. (Oil is currently selling for approximately twenty (20) dollars per barrel). ERHC is in the process of obtaining independent geologist's report on both the Poloxy Gunsite Field and the Henderson Field which our reports revealed proven primary reserves ("behind pipe") of over a million barrels. These figures do not include the additional reserves located within the sands above Gunsite.

         ERHC believes that the above stated markets have been neglected and are a profitable market niche that can be exploited. This would allow ERHC, to become a major player in the oil industry in a relatively short period without the necessity of costly drilling routinely associated with oil exploration. All of the fields that have been and will be acquired by ERHC have proven reserves verified by independent geologists.

         ERHC is also negotiating with a number of companies who have concessions to rework oil and gas wells overseas specifically in Trinidad, Indonesia and the Middle East. ERHC intends to offer rework techniques using the "BAPCO" tool to obtain joint venture agreements with these companies. Given ERHC's knowledge and ability to considerably increase a field's oil production. ERHC looks forward to successfully entering a number of long term partnerships in the near future.

         ERHC, with a joint venture partner, is close the completing a concession agreement with the Panama Canal Commission that allows ERHC to supply fuel and supplies to tankers moving through the canal.
ERHC
anticipates, in its first phase, to deliver up to one million gallons of fuel and supplies daily to the ships. This agreement requires ERHC to provide a two and a half million dollar Letter of Credit to Texaco for the fuel they will provide. ERHC upon the signing of the concession will enter into negotiation for the purchase of two fuel barges and two tugs. This Panama concession could conservatively generate 40 to 60 thousand dollars a day in gross income. This contract should expand past the million gallons a day in sales if the company adds additional fuel barges.

         There are no environmental remediation businesses that control more than two percent of the market. The industry is fragmented and subcontract to local firms specializing in specific needs for general remediation projects. Small firms offering a limited scope of services and locations are having an increasingly difficult time competing (therefore open to acquisition by ERHC) and many principals of small firms suggest that they need to merge to survive.

         Environmental remediation firms can generally be categorized into two groups: small firms with one or few regional offices and giant, multi-office firms with multi-million dollar revenues. Small firms typically lack the resources to complete may of the more complex multiple jobs. The very large firms are often only interested in the colossal, large dollar projects.

ITEM 2. DESCRIPTION OF PROPERTIES

         The Company leases approximately 1200 square feet of office space at 420 Jericho Turnpike, Suite 321, Jericho, New York for use as its primary offices. The lease payments are presently $1200.00 per month.

         The Company leases approximately 7,000 square feet of warehouse and office space at 111 Tubing Road, Lafayette, Louisiana. The lease payments are $550.00 per month.

ITEM 3. LEGAL PROCEEDINGS

         NONE

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NONE

                                     PART II

ITEM 5. MARKET PRICE OF, DIVIDENS ON THE REGISTRANT'S COMMON EQUITYAND RELATED STOCKHOLDER MATTERS.

         The Company's Common stock has been traded on the over-the -counter market and reported on the OTC Bulletin Board, under the symbol "ERHC" since August 23, 1996, and under the symbol RIAR prior to that. The following table sets forth the high and low bid price of the Company's Common Stock as reported on the over-the-counter market for the periods indicated. The price represents inter-dealer quotations, without retail mark-up, mark-down commission, and may not necessarily represent actual transactions.

Stock Price Comparisons

         Quarter Ending             High Sales Price          Low Sales Price
         September 30, 1996               6.2854                    2.0951

There was no trading in the Company's common stock since 1989.

As of September 30, 1996, There were in excess of 1,800 recorded shareholders of the Company's Common Stock. The Registrant has not declared any dividends from its inception. Management anticipates that any future profits will be retained to finance the growth..

ITEM 7.  PLAN OF OPERATION.

         During FY 1996 the Company has placed themselves in a position to be very profitable in the coming years. There is expanding pressure from govermental agencies to resolve the major difficulties created by oil and gas enterprises. ERHC addresses theses concerns by providing services to the petroleum industry, such as, planning for the prevention pollution problems, the confining and mitigation of potential pollution and the actual cleanup of oil spills both on the ground and in the water.

         If ERHC is successful in obtaining a Master Service Agreement with Chevron to plug and abandon wells in the Gulf of Mexico, it could be worth up to 70 million dollars during the next three years to ERHC.
This Master Service Agreement from Chevron is expected to allows for further sites to be added to the original agreement, which may include a significant number of wells in Louisiana..

         Environmental Remediation Holding Corporation, is in the process of developing a Plug and Abandonment Division under the guidance of Sam L. Bass Jr., CEO of ERHC, who will utilize the company's extended family of technical experts and the combined experience of ERHC's management and staff. There is great confidence by ERHC of its ability to service the needs of its clients, using cutting edge technology and knowledge of all environmental remediation disciplines

         The plug and abandonment of oil and gas wells is a detailed process of shutting down and discontinuing the use of an older, unsafe or marginally producing oil or gas wells. There are many ecological ramifications if oil and gas wells are abandoned without following EPA and DEQ mandated guidelines. These ramificationsare caused due to aging equipment and pipe casings can lead to "blow outs", oil and gas seepage into the water, or ground and ground water contamination. These problems can lead to major environmental problems and expensive pollution cleanup.

         Environmental Remediation Holding Corporation has targeted the environmental remediation needs of the oil and gas industry, as well as other difficult to handle waste streams. Additionally, ERHC will begin to acquire under valued, marginally producing oil and gas properties with significant verifiable reserves. When those oil and gas properties are acquired, the Company will use its exclusive "workover techniques" to increase the wells' production. The Company believes that the above stated market has been neglected and will become a profitable market niche that can be exploited.

         ERHC has been in negotiation for the last month to purchase 60% of the outstanding shares of Bass American Petroleum Company (BAPCO), which is expected to become a subsidiary of Environmental Remediation Holding Corporation. Bass American Petroleum Company main focus is to obtain a marginally producing well and increase production of that well eight to ten time via a "lateral drilling process using what is called a "lateral I. P. Tool". This process is minimal when it is compared to actually drilling a new well and gambling on an oil find. Certainly, the I. P. Tool process is a simple, but effective way to build an oil company without the high risk and drilling costs. It has been discovered that there is an eighty percent positive ratio of success. ERHC can buy old producing wells and increase production at a ten to fifteen times increase in production versus the cost of drilling

         With ERHC's broad range of different specialization's and led by experienced management, the Company can offer its regional, national and international clients an all inclusive environmental service. Services such as environmental engineering and consultation, hazardous (including NORM waste) and non hazardous waste cleanup, the manufacture and distribution of waste cleanup products, waste management, waste transportation and disposal, as well as plug and abandonment of oil and gas wells.

         ERHC's growth concentration will be on the acquisition of complementary, small to medium environmental remediation companies, primarily energy related. Also the company will seek transportation opportunities associated with the environmental remediation of energy industries.

Stock and Security Transactions Subsequent to September 30, 1996

None

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's financial statements are included in a separate Section of this report following Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

The following table lists the names of all Directors and Executive Officers of the Company.

NAME               AGE               POSITION                DATE OF AFFILIATION
Sam L. Bass Jr.    65                  CEO                      August  1996
                                     Chairman

James Day          67                President                  September 1996

James A. Griffin   43                Secretary                  September 1996
                                     Treasurer

James Calendar     58                 Director                  September 1996

William Beaton     60                 Director                  September 1996
                                        CFO

All Directors will serve until the next annual general meeting unless his office is vacated in accordance with the Articles of the Company. The Executive Officers serve at the pleasure of the Board of Directors.

     Sam L. Bass, Jr., CEO and Chairman of the Board Sam L Bass, Jr. joined ERHC in 1996, at the time of the merger with RIAR, Mr. Sam L Bass Jr. has over thirty years experience in the petroleum industry both in the United States and overseas. It is this 30 year history and his close relationship with many of the heads of the oil companies that has allowed ERHC access to contracts .

         Mr. Bass has founded over twenty corporations, predominantly Oil and Gas related so his involvement with ERHC helps to guarantee our success. Mr. Bass have been a pioneer in downhole drilling and stabilization and holds many patens in the oil industry. Sam Bass is recognized by several major publications, government agencies, Fortune 500 Companies and foreign countries for his endeavors that have resulted in seven inventions. Many of which are presently being used around the world. Sam Bass through Bass Environmental World Wide was in Kuwait right after the Gulf War putting out oil well fires. It is this experience that Mr. Sam Bass Jr. as CEO brings to ERHC. It is Mr. Basses intention to build a company that will make a positive impact on cleaning up the environment both in the Unites States and overseas. ERHC will also be able to draw on this 30 years of experience in determining which fields are worth ERHC pursuing.

Senator James Day, President
         Retired United States Senator from Texas. Deceased.

James A. Griffin,  Esq.  Corporate  Secretary and Treasurer
     Mr. Griffin has served as Secretary / Treasurer and Director and Corporate Counsel of ERHC since September of 1996 shortly after the Company was acquired through merger. Since that time he has continued as corporate secretary and a director of the company. Mr. Griffin received his Doctor of Jurisprudence from Tonro law school in Huntington, NY in 1986.

William Beaton CFO and Director
         Mr. Beaton has over 30 years experience in management and finance. He is the former CEO of Clydesdale Bank of Glasgow, Scotland until his retirement in 1995. Since then, he has been a self-employed consultant providing a variety of management and financial consulting to small private and public corporation. Mr. Beaton has been involved in international oil industry for the last 20 years that will help ERHC meet its financial obligations.

Jim Calendar Director
     Mr. Calendar was appointed a Director with ERHC in September of 1997. Mr. Calendar has over 30 years experience in the field of oil and gas exploration, drilling, plug and abandon, blow-out control. Mr. Calendar has assisted in the design, construction, sea trials, and supervision of the first semi-submersible oil rig operated in the Gulf of Mexico by Unocal. Mr. Calendar supervised the first offshore well drilled by Unocal utilizing Louis Record's Control Unit and Kick System for Blow- and functioned as UNOCAL's sole supervisor on the first well drilled by Unocal. Offshore, Texas. Functioned as UNOCAL's supervisor working with "Red Adair" and "Boots & Coots" for Blow-out scenarios. Gulf of Mexico until 1972 Designed well and supervised first drill-ship operated by Unocal in lower Cook Inlet of Alaska. Introduced "snow-makers" for ice road and ice pad construction on remote area exploratory wells in Southern Alaska. Technology extended drilling season markedly. Designed, constructed and supervised UNOCAL's first remote all-season, Hercules supported exploratory drill site. Designed, constructed and supervised first offshore Ice Island exploratory well drilled in Arctic Ocean (Beaufort Sea Ice Island). Designed, constructed, and supervised first year-around, remote site, air-supported exploratory drilling pad north of the Arctic Circle. Designed and supervised drilling of the first U.S. offshore Arctic exploratory well utilizing a drill-ship system in Beaufort Sea. Recalled, from on-site at drill-ship in Arctic Ocean to supervise control of Grayling Blowout, Cook Inlet of Alaska. Designed and supervised semi-submersible exploratory well, Offshore California (Platform Irene Discovery). Supervisor for the development and field testing of UNOCAL's patented Horizontal and Extended Reach Drilling Technology. Initiated and supervised development of UNOCAL's current well control technology and in-house training program. Other numerous technological and drilling system developments, platforms, rig designs and specifications. Mr. Calendar will be an asset to ERHC in the coming year especially in pursuing our goal of becoming a major player in the oil industry.

Pursuant to Section 16 of the Securities Exchange Act, the Company's executive officers and directors and beneficial owners of more than 10% of the Company's common stock are required to file certain, within specified time periods, indicating their holdings of and transactions in the Company's Common Stock. Based solely on the review of such reports provided to the Company, and/or written representations from such persons regarding the necessity to file such reports, the Company is not aware of any failures to file reports or report transactions in a timely manner during the Company's fiscal year ended September 30, 1996.

ITEM 10. EXECUTIVE COMPENSATION

The Company has not paid any salaries to the officers or directors of ERHC. The Company has placed 755,043 shares in escrow for the benefit of Sam L. Bass, Jr. as compensation to be earned by Mr. Bass over a four year contract. These shares were valued at $125,000 per year, for a total of $500,000. ERHC authorized stock to a number of the board, but it has not been issued yet. The directors are to be compensated $25,000 per calendar year which shall be payable with Rule 144 Restricted Shares of ERHC.

ITEM      12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of the date of this Report, the number of shares of the Company's outstanding common stock, $.0001 par value, beneficially owned (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended), by each director of the Company, by each named executive officer of the Company, by each beneficial owner of more than 5% of the Company's common stock and by all of the Company's directors and officers as a group.

Title of Class       Name and Address                Amount and Nature                     % of
                     of Beneficial Owner             of Beneficial Ownership              Class

Common               Sam L. Bass Jr.                       1,499,043                       46.28%



Common               Marvin Gibbons                          157,019                        4.85%

Common               James A. Day                             50,000                        1.54%

Common               Ken Krausman                             10,000                        0.31%

Common               James Logan                             352,019                       10.87%

All directors and officers as a group (3 persons)          1,716,062                       52.98%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The company has no knowledge of any transaction or series of transactions or any currently proposed transactions, or series of transactions, to which ERHC was or is to be party, in which the amount involved exceeds $60,000 involving management, or any person owning 5% or more of the common stock, or any member of the immediate family of any of the foregoing persons.

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

Index to financial statements                                               Page

Independent Auditors Report                                                  F-1

Consolidated Balance Sheets                                                  F-2

Consolidated Statement of Operations                                         F-3

Consolidated Statement of Stockholders Equity                                F-4

Consolidated Statement of Cash Flows                                         F-5

Notes to Consolidated Financial Statements                                   F-6

27.      Financial Data Schedule

                                SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

Registrant                                Environmental Remediation Holding Corp

                                            By:  /s/ Sam L. Bass, Jr.
                                                Sam L. Bass Jr. CEO and Chairman


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates stated:

Signature                                   Title                     Date

/s/ Sam L. Bass, Jr.
Sam L. Bass, Jr.                     CEO and Chairman             May 12, 1997

(Deceased)
Senator James Day                          President

/s/ James A. Griffin
James A. Griffin, Esq.              Secretary and Treasurer       May 12, 1997

/s/ James Calendar
James Calendar                            Director                May 12, 1997


/s/ William Beaton
William Beaton                      Director and CFO              May 12, 1997

                        INDEX TO FINANCIAL STATEMENTS


                                                                            Page

Independent Auditors Report..................................................F-1

Consolidated Balance Sheets .................................................F-2

Consolidated Statements of Operations  ......................................F-3

Consolidated Statements of Stockholders' Equity..............................F-4

Consolidated Statements of Cash Flows   .....................................F-5

Notes to Consolidated Financial Statements  .................................F-6

                         REPORT OF INDEPENDENT AUDITORS



TO:  The Board of Directors and Stockholders
         Environmental Remediation Holding Corp.
         Jericho, New York


We have audited the accompanying balance sheets of Environmental Remediation Holding Corp., (the "Company") as of September 30, 1995 and 1996 and the related statements of operations, stockholders' equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 1996 and the results of its operations and its cash flows for the two years then ended in conformity with generally accepted accounting principles.




                                                   Durland & Company, CPAs, P.A.

Palm Beach, Florida
May 9, 1997

                     ENVIRONMENTAL REMEDIATION HOLDING CORP.
                           Consolidated Balance Sheets
                                  September 30,
                                                                                 1995                      1996
                                                                          ------------------        ------------------
                            ASSETS
CURRENT ASSETS
  Cash                                                                 $                  0                         0
  Prepaid expenses                                                                        0                         0
                                                                          ------------------        ------------------
    Total current assets                                                                  0                         0
                                                                          ------------------        ------------------
FIXED ASSETS (note 1b)
  Equipment                                                                               0                 3,720,000
  Accumulated depreciation                                                                0                  (372,000)
                                                                          ------------------        ------------------
    Total fixed assets                                                                    0                 3,348,000
                                                                          ------------------        ------------------
OTHER ASSETS
  Deposits                                                                                0                     5,000
  Deferred compensation expense, net (note 1d)                                            0                   427,500
                                                                          ------------------        ------------------
    Total other assets                                                                    0                   432,500
                                                                          ------------------        ------------------
Total Assets                                                           $                  0                 3,780,500
                                                                          ==================        ==================

             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accrued expenses                                                     $                  0                         0
  Notes payable to officer (note 1c)                                                      0                     6,730
                                                                          ------------------        ------------------
    Total current liabilities                                                             0                     6,730
                                                                          ------------------        ------------------
LONG TERM LIABILITIES
  Long term debt                                                                          0                         0
                                                                          ------------------        ------------------
    Total long term debt                                                                  0                         0
                                                                          ------------------        ------------------

Total Liabilities                                                                         0                     6,730
                                                                          ------------------        ------------------
STOCKHOLDERS' EQUITY
  Common stock, $0.0001 par value, authorized
950,000,000
    shares; 884,407 and 3,239,374 issued and outstanding                                 88                       324
at
 September 30, 1995 and 1996. (note 5)
  Additional paid in capital in excess of par                                         3,316                 4,629,598
 Retained earnings (deficit)                                                         (3,404)                 (856,152)
                                                                          ------------------        ------------------
Total Stockholders' Equity                                                                0                 3,773,770
                                                                          ------------------        ------------------
Total Liabilities and Stockholders' Equity                             $                  0                 3,780,500
                                                                          ==================        ==================

    The accompanying notes are an integral part of the financial statements.

                                        ENVIRONMENTAL REMEDIATION HOLDING CORP.
                                         Consolidated Statements of Operations
                                               Year ended September 30,
                                                                                1995                  1996
                              REVENUE
Revenue                                                              $                    0                    0
                                                                          -----------------      ---------------
  Total revenue                                                                           0                    0
                                                                          -----------------      ---------------
                             EXPENSES
Automobile                                                                                0                7,257
Bank charges                                                                              0                  184
Compensation - officers                                                                   0              147,326
Consultant fees                                                                           0              337,956
Professional fees                                                                         0               19,500
Office rent                                                                               0                8,550
Office expenses                                                                       3,404                1,072
Travel                                                                                    0               19,380
Depreciation                                                                              0              372,000
Miscellaneous                                                                             0                    0
                                                                          -----------------      ---------------
  Total expenses                                                                      3,404              913,225
                                                                          -----------------      ---------------
Net loss before tax benefit and extraordinary item                                   (3,404)            (913,225)
                                                                          -----------------      ---------------
Extraordinary item - forgiveness of debt                                                  0               60,477
                                                                          -----------------      ---------------
Income tax benefit (note 3)                                                               0                    0
                                                                          -----------------      ---------------
Net loss                                                             $               (3,404)            (852,748)
                                                                          =================      ===============

Weighted average number of shares outstanding                                       884,407            3,239,374
                                                                          =================      ===============
Net loss per share                                                   $                (0.00)               (0.26)
                                                                          =================      ===============


















    The accompanying notes are an integral part of the financial statements.

                                        ENVIRONMENTAL REMEDIATION HOLDING CORP.
                                    Consolidated Statements of Stockholder's Equity
                                                           Additional        Stock                                     Total
                                        Common              Paid in         Subscrip            Accumulated         Stockholders'
                                         Stock              Capital          Receiv               Deficit              Equity
BALANCE, September
  30, 1995 *A                    $              88                3,316            0                 (3,404)                     0

Capital Transactions:
 *B                                            198            4,209,325            0                      0              4,209,523

 *C                                             32               31,963            0                      0                 31,995

 *D                                              6              384,994            0                      0                385,000

Net loss                                         0                    0            0               (852,748)              (852,748)
                                     -------------       --------------  -----------      ------------------      -----------------

BALANCE, September
  30, 1996                       $             324            4,629,598            0               (856,152)             3,773,770
                                     =============       ==============  ===========      ==================      =================



*A - 884,407 shares of common stock outstanding.

*B - 2,433,950 shares issued for the acquisition of Environmental Remediation Funding Corp. - 2,863,544 shares ofcommon stock outstanding.

*C - 320,830 shares issued for $31,995 in cash - 3,184,374 shares of common stock outstanding.

*D - 55,000 shares issued for services - 3,239,374 shares of common stock outstanding.



















    The accompanying notes are an integral part of the financial statements.

                     ENVIRONMENTAL REMEDIATION HOLDING CORP.
                      Consolidated Statements of Cash Flows
                            Year ended September 30,
                                                                                              1995                1996
                                                                                    ------------------    -------------------
CASH FLOWS FROM DEVELOPMENT ACTIVITIES:
Net loss                                                                         $             (3,404)              (852,748)
Adjustments to reconcile net loss to net cash used for development activities:
    Amortization                                                                                   0                 142,500
    Stock issued for services rendered                                                             0                 315,000
    Depreciation expense                                                                           0                 372,000
    Forgiveness of debt                                                                            0                 (60,477)
                                                                                      ---------------      ------------------
Net cash used for development activities                                                      (3,404)                (83,725)
                                                                                      ---------------      ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Barge deposit                                                                                      0                  (5,000)
                                                                                      ---------------      ------------------
Net cash used by investing activities                                                              0                  (5,000)
                                                                                      ---------------      ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Stock issued by subsidiary for cash                                                                0                  50,000
Stock issued for cash                                                                              0                  31,995
Funds advanced by stockholder                                                                  3,404                  22,730
Funds repaid to stockholder                                                                        0                 (16,000)
                                                                                      ---------------      ------------------
Net cash provided by financing activities                                                      3,404                  88,725
                                                                                      ---------------      ------------------
(Decrease) increase in cash                                                                        0                       0
                                                                                      ---------------      ------------------
CASH, beginning of period                                                                          0                       0
                                                                                      ---------------      ------------------
CASH, end of period                                                              $                 0                       0
                                                                                      ===============      ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid in cash                                                         $                 0                       0
                                                                                      ===============      ==================
Noncash transactions:
   Stock issued to acquire fixed assets                                          $                 0               3,720,000
                                                                                      ===============      ==================
















     The accompanying notes are an integral part of the financial statements.

                     ENVIRONMENTAL REMEDIATION HOLDING CORP.
                   Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies
     The Company. Environmental Remediation Holding   Corp.   is   a    Colorado
         chartered   corporation which conducts
         business from its headquarters in Jericho, New York and was incorporated on May 12, 1986 with the name Regional Air Group Corp., which was changed in August 1996.

         The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the statements of financial condition and revenues and expenses for the years then ended. Actual results could differ significantly from those estimates. The following summarize the more significant accounting and reporting policies and practices of the
         Company:

     a)  Basis   of   presentation   The   Company   acquired   100%  of  the
         issued   and   outstanding   common stock
         of Environmental Remediation Funding Corp., (ERFC), a Delaware corporation, effective on August 19, 1996, in a reverse triangular merger, which has been accounted for as a reorganization of ERFC. At the same time the Company changed its name from Regional Air Group Corp. to Environmental Remediation Holding Corp. The financial statements reflect the financial position and results of operations of ERFC prior to the acquisition by the Company and on a consolidated basis subsequent to the acquisition.

    b)  Basis  of   consolidation   The   consolidated   financial   statements
        include   the   accounts  of  the Company and its
        subsidiary. Intercompany transactions have been eliminated.

     c)  Equipment   Equipment   was   received  by  ERFC  in  exchange   for
         common  stock  of  ERFC.   The  fair market value
         of the equipment was determined through the use of an independent third party equipment appraiser. The then determined fair market value was lower than the previous owners cost basis, and the fair market value of the ERFC stock exchanged was undeterminable, therefore the Company chose to value the equipment received using the appraiser's valuation. The Company has chosen to depreciate the equipment using the straight line method over its estimated remaining useful life of ten years. Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation expense for the years ended September 30, 1995 and 1996 was $0 and $372,000, respectively.

     d) Note payable The Company issued a note payable to an officer in exchange for cash. This note carries no stated maturity date or rate of interest. The Company expects to repay this note within twelve months.

     e)   Deferred   compensation   ERFC   issued   755,043   shares   of  its
         common   stock   into   escrow  in exchange for services
         to be rendered by its Chairman under a four year contract. These services were valued at $125,000 per year, therefore the Company is amortizing this deferred compensation expense at a rate of $31,250 per quarter. These ERFC shares were exchanged for shares of the Company on August 19, 1996.

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

       f) Net loss per share Net loss per share is computed by dividing the net loss by the number of shares outstanding during the period.

(2)  Income   taxes  The  Company   has  a   consolidated   net   operating
         loss   carry-forward   amounting   to $856,152, expiring
         as follows: $3,404 in 2010 and $852,748 in 2011. The Company has a $342,500 deferred tax asset resulting from the loss carry-forward, for which it has established a 100% valuation allowance, as until the Company proceeds with its current development plans it is unclear as to the ability of the Company to utilize these carry-forwards.

                     ENVIRONMENTAL REMEDIATION HOLDING CORP.
                   Notes to Consolidated Financial Statements

(3)   Stockholders'   equity   The   Company   has   authorized   950,000,000
         shares   of   $0.0001   par   value common stock. On
         December 31, 1995, the Company had 746,483,333 shares issued and outstanding. On August 14, 1996, the Company completed a 1 for 2,095 reverse split of its shares, leaving 429,594 shares issued and outstanding.
         On August 19,1996, the Company issued 2,863,544 shares of common stock to acquire 100% of the issued and outstanding common stock of ERFC. In September 1996, the Company issued 320,830 shares of its common stock in exchange for $31,995 in cash. In September 1996, the Company issued 55,000 shares of its common stock under three consulting contracts previously negotiated.