Form 10-Q
period 1996-12-31
ENVIRONMENTAL REMEDIATION HOLDING CORP
filed 1997-05-14
CIK 799235

U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549


                                    FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the period ended December 31, 1996

                         Commission File Number 0-18275


                     ENVIRONMENTAL REMEDIATION HOLDING CORP.
                         (Name of issuer in its charter)


 COLORADO                                                       88-0218499
(State of Incorporation)                                (IRS Employer ID Number)

                         420 Jericho Turnpike, Suite 321
                             Jericho, New York 11753
                     (Address of principal executive office)

Registrant's telephone number, including area code:  (516) 433-4730


Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 of 15 (d) of the Securities Exchange Act during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes X     No ____


Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                      As of December 31, 1996 was 3,239,374

                      Documents Incorporated by Reference:

                       Form 8-K filed on September 4, 1996
                      Form S-8 filed on September 13, 1996

                         PART I - Financial Information

ITEM 1. FINANCIAL STATEMENTS



                          INDEX TO FINANCIAL STATEMENTS
                                                                            Page

Consolidated Balance Sheets   ...............................................F-2

Consolidated Statements of Operations  ......................................F-3

Consolidated Statements of Stockholders' Equity  ............................F-4

Consolidated Statements of Cash Flows   .....................................F-5

Notes to Consolidated Financial Statements  .................................F-6

                     ENVIRONMENTAL REMEDIATION HOLDING CORP.
                           Consolidated Balance Sheets

                                                                             Sep 30, 1996              Dec 31, 1996
                                                                          ------------------        ------------------
                            ASSETS                                                                         (Unaudited)
CURRENT ASSETS
  Cash                                                                 $                  0                         0
  Prepaid expenses                                                                        0                         0
                                                                          ------------------        ------------------
    Total current assets                                                                  0                         0
                                                                          ------------------        ------------------
FIXED ASSETS (note 1b)
  Equipment                                                                       3,720,000                 3,720,000
  Accumulated depreciation                                                         (372,000)                 (465,000)
                                                                          ------------------        ------------------
    Total fixed assets                                                            3,348,000                 3,255,000
                                                                          ------------------        ------------------
OTHER ASSETS
  Deposits                                                                            5,000                     5,000
  Deferred compensation expense, net (note 1d)                                      427,500                   343,750
                                                                          ------------------        ------------------
    Total other assets                                                              432,500                   348,750
                                                                          ------------------        ------------------
Total Assets                                                           $          3,780,500                 3,603,750
                                                                          ==================        ==================
             LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Accrued expenses                                                     $                  0                         0
  Notes payable to officer (note 1c)                                                  6,730                     6,730
                                                                          ------------------        ------------------
    Total liabilities                                                                 6,730                     6,730
                                                                          ------------------        ------------------
STOCKHOLDERS' EQUITY
  Common stock, $0.0001 par value, authorized 950,000,000
    shares; 3,239,374 issued and outstanding. (note 5)                                  324                       324
  Additional paid in capital in excess of par                                     4,629,598                 4,629,598
  Deficit accumulated during the development stage                                 (856,152)               (1,032,902)
                                                                          ------------------        ------------------
Total Stockholders' Equity                                                        3,773,770                 3,597,020
                                                                          ------------------        ------------------
Total Liabilities and Stockholders' Equity                             $          3,780,500                 3,603,750
                                                                          ==================        ==================

    The accompanying notes are an integral part of the financial statements.

                     ENVIRONMENTAL REMEDIATION HOLDING CORP.
                      Consolidated Statements of Operations
                                   (Unaudited)
                           3 Months ended December 31,

                                                                                   1995                  1996
                              REVENUE
Revenue                                                              $                   0                    0
                                                                          -----------------      ---------------
  Total revenue                                                                          0                    0
                                                                          -----------------      ---------------
                             EXPENSES
Automobile                                                                             400                    0
Bank Charges                                                                            53                    0
Compensation - officers                                                             42,323               31,250
Consultant fees                                                                      5,800                    0
Professional fees                                                                        0               52,500
Office rent                                                                            850                    0
Office expenses                                                                          0                    0
Travel                                                                               4,800                    0
Depreciation                                                                        93,000               93,000
Miscellaneous                                                                            0                    0
                                                                          -----------------      ---------------
  Total expenses                                                                   147,226              176,750
                                                                          -----------------      ---------------
Net loss before tax benefit and extraordinary item                                (147,226)            (176,750)
                                                                          -----------------      ---------------
Extraordinary item - forgiveness of debt                                            60,477                    0
                                                                          -----------------      ---------------
Income tax benefit (note 3)                                                              0                    0
                                                                          -----------------      ---------------
Net loss                                                             $             (86,749)            (176,750)
                                                                          =================      ===============
Weighted average number of shares outstanding                                            -            3,239,374
                                                                          =================      ===============
Net loss per share                                                   $                   -                (0.05)
                                                                          =================      ===============






    The accompanying notes are an integral part of the financial statements.

                     ENVIRONMENTAL REMEDIATION HOLDING CORP.
                 Consolidated Statements of Stockholder's Equity

                                                     Additional            Stock                                        Total
                                  Common              Paid in            Subscrip            Accumulated            Stockholders'
                                   Stock              Capital             Receiv               Deficit                 Equity

BALANCE, September
  30, 1996 *A            $             324            4,629,598                  0               (856,152)             3,773,770

Net loss                                 0                    0                  0               (176,750)              (176,750)
                              -------------       --------------      -------------      ------------------      -----------------

BALANCE, December
 31, 1996   (Unaudited)  $             324            4,629,598                  0             (1,032,902)             3,597,020
                              =============       ==============      =============      ==================      =================

*A - 3,239,374 shares of common stock outstanding.


















    The accompanying notes are an integral part of the financial statements.

                     ENVIRONMENTAL REMEDIATION HOLDING CORP.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                           3 Months ended December 31,

                                                                                               1995                  1996
                                                                                         ---------------       --------------
CASH FLOWS FROM DEVELOPMENT ACTIVITIES:
Net loss                                                                             $          (86,749)            (176,750)
Adjustments to reconcile net loss to net cash used for development activities:
    Amortization                                                                                 31,250               83,750
    Stock issued for services rendered                                                                0                    0
    Depreciation expense                                                                         93,000               93,000
    Forgiveness of debt                                                                         (60,477)                   0
                                                                                          --------------       --------------
Net cash used for development activities                                                        (22,976)                   0
                                                                                          --------------       --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
None                                                                                                  0                    0
                                                                                          --------------       --------------
Net cash provided by investing activities                                                             0                    0
                                                                                          --------------       --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Funds advanced by stockholder                                                                    22,976                    0
                                                                                          --------------       --------------
Net cash provided by financing activities                                                             0                    0
                                                                                          --------------       --------------
(Decrease) increase in cash                                                                           0                    0
                                                                                          --------------       --------------
CASH, beginning of period                                                                             0                    0
                                                                                          --------------       --------------
CASH, end of period                                                                  $                0                    0
                                                                                          ==============       ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash                                                                $                0                    0
                                                                                          ==============       ==============






    The accompanying notes are an integral part of the financial statements.

                     ENVIRONMENTAL REMEDIATION HOLDING CORP.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(1) Summary of Significant Accounting Policies
     The Company Environmental Remediation Holding Corp. is a Colorado chartered corporation which conducts business from its headquarters in Jericho, New York and was incorporated on May 12, 1986.

         The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the statements of financial condition and revenues and expenses for the years then ended. Actual results could differ significantly from those estimates. The financial statements for the three months ended December 31, 1995 and 1996 include all adjustments which in the opinion of management are necessary for fair presentation. The following summarize the more significant accounting and reporting policies and practices of the Company:

   a) Basis of presentation The Company acquired 100% of the issued and outstanding common stock of Environmental Remediation Funding Corp.,
         (ERFC), a Delaware corporation, effective on August 19, 1996, in a reverse triangular merger, which has been accounted for as a reorganiz-ation of ERFC. At the same time the Company changed its name from Regional Air Group to Environmental Remediation Holding Corp.

     b) Equipment Equipment was received by ERFC in exchange for common stock of ERFC. The fair market value of the equipment was determined through the use of an independent third party equipment appraiser. The then determined fair market value was lower than the previous owners cost basis, and the fair market value of the ERFC stock exchanged was undeterminable, therefore the Company chose to value the equipment received using the appraiser's valuation. The Company has chosen to depreciate the equipment using the straight line method over its estimated remaining useful life of ten years. Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation expense for the three months ended December 31, 1995 and 1996 was $93,000 and $93,000, respectively.

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

         On August 30, 1996, the Company issued 10,000 shares of its common stock, valued at $70,000, to an attorney for services to be rendered at below market rates for a period of 4 months. Accordingly, the Company amortized this expense over the term of the agreement.

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

(2) Income taxes The Company has a consolidated net operating loss carry-forward amounting to $1,032,902, expiring as follows: $3,404 in 2010, $852,748 in 2011 and $176,750 in 2012. The Company has a $413,200
         deferred tax asset resulting from the loss carry-forward, for which it has established a 100% valuation allowance, as until the Company proceeds with its current development plans it is unclear as to the ability of the Company to utilize these carry-forwards.

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

         ERHC has been in negotiation for the last month to purchase 60% of the outstanding shares of Bass American Petroleum Company (BAPCO), which is expected to become a subsidiary of Environmental Remediation Holding Corporation. Bass American Petroleum Company main focus is to obtain a marginally producing well and increase production of that well eight to ten time via a "lateral drilling process using what is called a "lateral I. P. Tool". This process is minimal when it is compared to actually drilling a new well and gambling on an oil find. Certainly, the I. P. Tool process is a simple, but effective way to build an oil company without the high risk and drilling costs. It has been discovered that there is an eighty percent positive ratio of success. ERHC can buy old producing wells and increase production at a ten to fifteen times increase in production versus the cost of drilling.

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

Item 4. Submission of Matters to a Vote of Security Holders.
None to report.

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

Date: May 13, 1997

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