Form 10-K/A
period 1996-09-30
ENVIRONMENTAL REMEDIATION HOLDING CORP
filed 1997-07-14
CIK 799235

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-K/A

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




                                                   Durland & Company, CPAs, P.A.

Palm Beach, Florida
May 9, 1997

                     ENVIRONMENTAL REMEDIATION HOLDING CORP.
                           Consolidated Balance Sheets
                                  September 30,
                                                                                 1995                      1996
                                                                          ------------------        ------------------
                            ASSETS
CURRENT ASSETS
  Cash                                                                 $                  0                         0
  Prepaid expenses                                                                        0                         0
                                                                          ------------------        ------------------
    Total current assets                                                                  0                         0
                                                                          ------------------        ------------------
FIXED ASSETS (note 1c)
  Equipment                                                                               0                 3,720,000
  Accumulated depreciation                                                                0                  (372,000)
                                                                          ------------------        ------------------
    Total fixed assets                                                                    0                 3,348,000
                                                                          ------------------        ------------------
OTHER ASSETS
  Deposits                                                                                0                     5,000
  Deferred compensation expense, net (note 1e)                                            0                   427,500
                                                                          ------------------        ------------------
    Total other assets                                                                    0                   432,500
                                                                          ------------------        ------------------
Total Assets                                                           $                  0                 3,780,500
                                                                          ==================        ==================

             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accrued expenses                                                     $                  0                         0
  Notes payable to officer (note 1d)                                                 40,977                     6,730
                                                                          ------------------        ------------------
    Total current liabilities                                                        40,977                     6,730
                                                                          ------------------        ------------------
LONG TERM LIABILITIES
  Long term debt                                                                     19,500                         0
                                                                          ------------------        ------------------
    Total long term debt                                                             19,500                         0
                                                                          ------------------        ------------------

Total Liabilities                                                                    60,477                     6,730
                                                                          ------------------        ------------------
STOCKHOLDERS' EQUITY
  Common stock, $0.0001 par value, authorized 950,000,000
    shares; 746,483,333 and 3,239,374 issued and outstanding at
    September 30, 1995 and 1996. (note 3)                                            74,648                       324
  Additional paid in capital in excess of par                                     3,654,240                 4,629,598
 Retained earnings (deficit)                                                     (3,789,365)                 (856,152)
                                                                          ------------------        ------------------
Total Stockholders' Equity                                                          (60,477)                 3,773,770
                                                                          ------------------        ------------------
Total Liabilities and Stockholders' Equity                             $                  0                 3,780,500
                                                                          ==================        ==================

    The accompanying notes are an integral part of the financial statements.

                     ENVIRONMENTAL REMEDIATION HOLDING CORP.
                      Consolidated Statements of Operations
                            Year ended September 30,
                                                                                1995                  1996
                              REVENUE
Revenue                                                              $                    0                    0
                                                                          -----------------      ---------------
  Total revenue                                                                           0                    0
                                                                          -----------------      ---------------
                             EXPENSES
Automobile                                                                                0                7,257
Bank charges                                                                              0                  184
Compensation - officers                                                                   0              147,326
Consultant fees                                                                           0              337,956
Professional fees                                                                         0               19,500
Office rent                                                                               0                8,550
Office expenses                                                                       3,404                1,072
Travel                                                                                    0               19,380
Depreciation                                                                              0              372,000
Miscellaneous                                                                             0                    0
                                                                          -----------------      ---------------
  Total expenses                                                                      3,404              913,225
                                                                          -----------------      ---------------
Net loss before tax benefit and extraordinary item                                   (3,404)            (913,225)
                                                                          -----------------      ---------------
Extraordinary item - forgiveness of debt                                                  0               60,477
                                                                          -----------------      ---------------
Income tax benefit (note 2)                                                               0                    0
                                                                          -----------------      ---------------
Net loss                                                             $               (3,404)            (852,748)
                                                                          =================      ===============

Weighted average number of shares outstanding                                       884,407            3,239,374
                                                                          =================      ===============
Net loss per share                                                   $                (0.00)               (0.26)
                                                                          =================      ===============


















    The accompanying notes are an integral part of the financial statements.

                     ENVIRONMENTAL REMEDIATION HOLDING CORP.
                 Consolidated Statements of Stockholder's Equity
                                                           Additional        Stock                                     Total
                                        Common              Paid in         Subscrip            Accumulated         Stockholders'
                                         Stock              Capital          Receiv               Deficit              Equity
BALANCE, September
  30, 1995 *A                    $          74,648            3,654,240            0             (3,789,365)               (60,477)

Capital Transactions:
 *B                                        (74,612)              74,612            0                      0                      0

 *C                                            243            4,196,480            0                      0              4,196,723
                                                             (3,785,961)           0              3,785,961                      0

 *D                                              7               73,270            0                      0                 73,277

 *E                                             32               31,963            0                      0                 31,995

 *F                                              6              384,994            0                      0                385,000

Net loss                                         0                    0            0               (852,748)              (852,748)
                                     -------------       --------------  -----------      ------------------      -----------------

BALANCE, September
  30, 1996                       $             324            4,629,598            0               (856,152)             3,773,770
                                     =============       ==============  ===========      ==================      =================

*A - 746,483,333 shares of common stock outstanding.

*B - Reverse split - 1 for 2,095 shares - 356,317 shares of common stock outstanding.

*C - 2,433,950 shares issued for the acquisition of Environmental Remediation Funding Corp. - 2,863,544 shares ofcommon stock outstanding.

*D - 73,277 shares issued in conjunction with the acquisition of Environmental Remediation Funding Corp. valued at $1.00 per share -
     2,863,544 shares ofcommon stock outstanding.

*E - 320,830 shares issued for $31,995 in cash - 3,184,374 shares of common stock outstanding.

*F - 55,000 shares issued for services - 3,239,374 shares of common stock outstanding.








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

                     ENVIRONMENTAL REMEDIATION HOLDING CORP.
                   Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies
     The Company Environmental Remediation Holding Corp is a Colorado chartered corporation which conducts business from its headquarters in Jericho, New York and was incorporated on May 12, 1986 as Valley View Ventures, Inc., which was changed to Regional Air Group Corp. on September 20, 1988. On August 29, 1996, the name was changed to Environmental RemediationHolding Corp.

         The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the statements of financial condition and revenues and expenses for the years then ended. Actual results could differ significantly from those estimates. The following summarize the more significant accounting and reporting policies and practices of the
         Company:

     a) Basis of presentation The Company acquired 100% of the issued and out-standing common stock of Environmental Remediation Funding Corp.(ERFC), a Delaware corporation, effective on August 19, 1996, in a reverse tri-angular merger, which has been accounted for as a reorganization of ERFC. The financial statements reflect the financial position and results of operations of RAGC prior to the acquisition of ERFC and on a consolidated basis subsequent to the acquisition.

    b)   Basis of consolidation   The consolidated financial  statements include
         the accounts of the Company and its subsidiary. Intercompany trans-actions have been eliminated.

     c) Equipment Equipment was received by ERFC in exchange for common stock of ERFC. The fair market value of the equipment was determined through the use of an independent third party equipment appraiser. The then determined fair market value was lower than the previous owners cost basis, and the fair market value of the ERFC stock exchanged was undet-erminable, therefore the Company chose to value the equipment received using the appraiser's valuation. The Company has chosen to depreciate the equipment using the straight line method over its estimated remain-ing useful life of ten years. Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation expense for the years ended September 30, 1995 and 1996, was $0 and $372,000, respectively.

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

                     ENVIRONMENTAL REMEDIATION HOLDING CORP.
                   Notes to Consolidated Financial Statements

(3) Stockholders' equity The Company has authorized 950,000,000 shares of $0.0001 par value common stock. On September 30, 1995, the Company had 746,483,333 shares issued and outstanding. On August 14, 1996, the Company completed a 1 for 2,095 reverse split of its shares, leaving 356,317 shares issued and outstanding. On August 19, 1996, the Company issued 2,433,950 shares of common stock to acquire 100% of the issued and outstanding common stock of ERFC. On August 19, 1996, the Company also issued 73,277 shares of common stock to a consultant for services valued at $1.00 per share related to the merger. In September 1996, the Company issued 320,830 shares of its common stock in exchange for $31,995 in cash. In September 1996, the Company issued 55,000 shares of common stock under three consulting contracts previously negotiated.