Form 10-Q/A
period 1996-12-31
ENVIRONMENTAL REMEDIATION HOLDING CORP
filed 1997-07-14
CIK 799235

U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549


                                   FORM 10-Q/A


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

                     ENVIRONMENTAL REMEDIATION HOLDING CORP.
                           Consolidated Balance Sheets

                                                                             Sep 30, 1996              Dec 31, 1996
                                                                          ------------------        ------------------
                            ASSETS                                                                         (Unaudited)
CURRENT ASSETS
  Cash                                                                 $                  0                         0
  Prepaid expenses                                                                        0                         0
                                                                          ------------------        ------------------
    Total current assets                                                                  0                         0
                                                                          ------------------        ------------------
FIXED ASSETS (note 1b)
  Equipment                                                                       3,720,000                 3,720,000
  Accumulated depreciation                                                         (372,000)                 (465,000)
                                                                          ------------------        ------------------
    Total fixed assets                                                            3,348,000                 3,255,000
                                                                          ------------------        ------------------
OTHER ASSETS
  Deposits                                                                            5,000                     5,000
  Deferred compensation expense, net (note 1d)                                      427,500                   343,750
                                                                          ------------------        ------------------
    Total other assets                                                              432,500                   348,750
                                                                          ------------------        ------------------
Total Assets                                                           $          3,780,500                 3,603,750
                                                                          ==================        ==================
             LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Accrued expenses                                                     $                  0                         0
  Notes payable to officer (note 1c)                                                  6,730                     6,730
                                                                          ------------------        ------------------
    Total liabilities                                                                 6,730                     6,730
                                                                          ------------------        ------------------
STOCKHOLDERS' EQUITY
  Common stock, $0.0001 par value, authorized 950,000,000
    shares; 3,239,374 issued and outstanding. (note 3)                                  324                       324
  Additional paid in capital in excess of par                                     4,629,598                 4,629,598
  Deficit accumulated during the development stage                                 (856,152)               (1,032,902)
                                                                          ------------------        ------------------
Total Stockholders' Equity                                                        3,773,770                 3,597,020
                                                                          ------------------        ------------------
Total Liabilities and Stockholders' Equity                             $          3,780,500                 3,603,750
                                                                          ==================        ==================

    The accompanying notes are an integral part of the financial statements.

                     ENVIRONMENTAL REMEDIATION HOLDING CORP.
                      Consolidated Statements of Operations
                                   (Unaudited)
                           3 Months ended December 31,

                                                                                   1995                  1996
                              REVENUE
Revenue                                                              $                   0                    0
                                                                          -----------------      ---------------
  Total revenue                                                                          0                    0
                                                                          -----------------      ---------------
                             EXPENSES
Automobile                                                                             400                    0
Bank Charges                                                                            53                    0
Compensation - officers                                                             42,323               31,250
Consultant fees                                                                      5,800                    0
Professional fees                                                                        0               52,500
Office rent                                                                            850                    0
Office expenses                                                                          0                    0
Travel                                                                               4,800                    0
Depreciation                                                                        93,000               93,000
Miscellaneous                                                                            0                    0
                                                                          -----------------      ---------------
  Total expenses                                                                   147,226              176,750
                                                                          -----------------      ---------------
Net loss before tax benefit and extraordinary item                                (147,226)            (176,750)
                                                                          -----------------      ---------------
Extraordinary item - forgiveness of debt                                            60,477                    0
                                                                          -----------------      ---------------
Income tax benefit (note 2)                                                              0                    0
                                                                          -----------------      ---------------
Net loss                                                             $             (86,749)            (176,750)
                                                                          =================      ===============
Weighted average number of shares outstanding                                            -            3,239,374
                                                                          =================      ===============
Net loss per share                                                   $                   -                (0.05)
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

                     ENVIRONMENTAL REMEDIATION HOLDING CORP.
                   Notes to Consolidated Financial Statements

(3) Stockholders' equity The Company has authorized 950,000,000 shares of $0.0001 par value common stock. On September 30, 1995, the Company had 746,483,333 shares issued and outstanding. On August 14, 1996, the Company completed a 1 for 2,095 reverse split of its shares, leaving 356,317 shares issued and outstanding. On August 19, 1996, the Company issued 2,433,950 shares of common stock to acquire 100% of the issued and outstanding common stock of ERFC. On August 19, 1996, the Company also issued 73,277 shares of common stock to a consultant in exchange for services valued at $1.00 per share related to the merger. In September 1996, the Company issued 320,830 shares of its common stock in exchange for $31,995 in cash. In September 1996, the Company issued 55,000 shares of its common stock under three consulting contracts previously negotiated.

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

Date: July 11, 1997

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