Form 10-Q
period 1997-03-31
ENVIRONMENTAL REMEDIATION HOLDING CORP
filed 1997-07-21
CIK 799235

U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549


                                    FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the period ended March 31, 1997

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

                       As of March 31, 1997 was 5,839,374

                      Documents Incorporated by Reference:

                       Form S-8 filed on February 10, 1997
                        Form S-8 filed on March 13, 1997
                         Form S-8 filed on May 14, 1997
                         Form 8-K filed on July 7, 1997
                         Form 8-K filed on July 7, 1997

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

                     Environmental Remediation Holding Corp.
                           Consolidated Balance Sheets
                      September 30, 1996 and March 30, 1997

                ASSETS                                           1996                 1997
                                                          ------------------      -------------
CURRENT ASSETS                                                                     (Unaudited)
    Cash                                          $                       0              2,563
    Crude oil reserves, net (notes 1f, 1g)                                0         12,500,000
    Prepaid expenses and other current assets                             0                  0
                                                          ------------------      -------------

       Total Current Assets                                               0         12,502,563
                                                          ------------------      -------------

PROPERTY AND EQUIPMENT
    Furniture and equipment, net (note 1b)                        3,348,000          3,162,000
                                                          ------------------      -------------

       Total Property and Equipment                               3,348,000          3,162,000
                                                          ------------------      -------------

OTHER ASSETS
    Deposits on fixed assets                                          5,000             75,000
    Deferred compensation expense, net (note 1d)                    427,500            312,500
                                                          ------------------      -------------

       Total Other Assets                                           432,500            387,500
                                                          ------------------      -------------

Total Assets                                            $         3,780,500         16,052,063
                                                          ==================      =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accrued expenses and other current payables         $                 0                  0
    Stockholder loans (note 1c)                                       6,730            174,672
    Accrued interest                                                      0              7,235
    Short-term bank loan (note 1c)                                        0            175,000
                                                          ------------------      -------------

       Total Current Liabilities                                      6,730            356,907
                                                          ------------------      -------------

LONG-TERM LIABILITIES
    Long-term debt                                                        0                  0
                                                          ------------------      -------------

       Total Long-Term Liabilities                                        0                  0
                                                          ------------------      -------------

Total Liabilities                                                     6,730            356,907
                                                          ------------------      -------------

STOCKHOLDERS' EQUITY
    Common stock, $0.0001 par value; Authorized
       950,000,000 shares; issued and outstanding
       3,239,374 at September 30, 1996 and
       5,839,374 at March 31, 1997 (note 3)                             324                584
    Additional paid in capital in excess of par (note 3)          4,629,598         18,854,338
    Retained earnings (deficit)                                    (856,152)        (3,159,766)
                                                          ------------------      -------------

Total Stockholders' Equity                                        3,773,770         15,695,156
                                                          ------------------      -------------

Total Liabilities and Stockholders' Equity              $         3,780,500         16,052,063
                                                          ==================      =============

    The accompanying notes are an integral part of the financial statements.

                     Environmental Remediation Holding Corp.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                     3 months ended March 30,                   6 months ended March 30,
                                                   1996                   1997                 1996                   1997
                                            ------------------    ------------------    ------------------    ------------------
         Revenue
Sales - environ remediation services     $                  0                36,944                     0                36,944
Sales - crude oil                                           0                     0                     0                     0
                                            ------------------    ------------------    ------------------    ------------------
    Total sales                                             0                36,944                     0                36,944

Cost of sales - environ remed services                      0                23,240                     0                23,240
Cost of sales - crude oil                                   0                     0                     0                     0
                                            ------------------    ------------------    ------------------    ------------------
   Total cost of sales                                      0                23,240                     0                23,240
                                            ------------------    ------------------    ------------------    ------------------

   Gross profit(loss)                                       0                13,704                     0                13,704

         Operating Expenses
Automotive expenses                                         0                33,614                     0                33,614
Bank charges                                                0                    96                     0                    96
Compensation - officers (note 1d)                      31,250                31,250                62,500                62,500
Consultant fees                                       210,000             1,656,250               210,000             1,656,250
Depletion                                                   0                     0                     0                     0
Depreciation                                           93,000                93,000               186,000               186,000
Insurance                                                   0               103,544                     0               103,544
Office expenses                                             0                19,942                     0                19,942
Professional fees                                           0                88,517                     0               141,017
Research and development                                    0                 8,000                     0                 8,000
Rent                                                        0                 7,350                     0                 7,350
Travel                                                      0                95,860                     0                95,860
Miscellaneous                                               0                 2,639                     0                 2,639
                                            ------------------    ------------------    ------------------    ------------------
   Total operating expenses                           334,250             2,140,062               458,500             2,316,812
                                            ------------------    ------------------    ------------------    ------------------

Income(loss) from operations                         (334,250)           (2,126,358)             (458,500)           (2,303,108)

Interest expense                                            0                 7,236                     0                 7,236
                                            ------------------    ------------------    ------------------    ------------------

Income(loss) before tax & extraord item              (334,250)           (2,133,594)             (458,500)           (2,310,344)

Extraordinary item - forgiveness of debt                    0                 6,730                     0                 6,730
                                            ------------------    ------------------    ------------------    ------------------

Income(loss) before taxes                            (334,250)           (2,126,864)             (458,500)           (2,303,614)

Income tax expense/(benefit) (note 2)                       0                     0                     0                     0
                                            ------------------     -----------------    ------------------    ------------------

Net income(loss)                          $          (334,250)           (2,126,864)             (458,500)           (2,303,614)
                                            ==================     =================    ==================    ==================

Net income(loss) per share                $              -                    (0.49)                 -                    (0.61)
                                            ==================     =================    ==================    ==================

Wtd avg number of shares outstanding                     -                4,381,596                  -                3,804,209
                                            ==================     =================    ==================    ==================

    The accompanying notes are an integral part of the financial statements.

                     ENVIRONMENTAL REMEDIATION HOLDING CORP.
                 Consolidated Statements of Stockholder's Equity

                                                   Additional                             Total
                                    Common           Paid in         Accumulated       Stockholders'
                                    Stock            Capital           Deficit            Equity
BALANCE, September
  30, 1996 *A             $            324          4,629,598         (856,152)         3,773,770

Capital transactions:
   *B                                  160          1,099,840                0          1,100,000

   *C                                   30          4,999,970                0          5,000,000

   *D                                   50            624,950                0            625,000

   *E                                   20          7,499,980                0          7,500,000

Net loss                                 0                  0       (2,303,614)        (2,303,614)
                              -------------     --------------   --------------     --------------

BALANCE, March 31,
  1997 (Unaudited)       $             584         18,854,338       (3,159,766)        15,695,156
                              =============     ==============   ==============     ==============

*A - 3,239,374 shares of common stock outstanding.

*B - February 1997 - 1,600,000 shares of common stock issued via S-8 registration in exchange for consulting and professional services valued at $1,100,000 - 4,839,374 shares of common stock outstanding.

*C - February 1997 - 300,000 shares of common stock issued in exchange for 100 Texas oil wells with proven reserves of 1,000,000 barrels of crude oil valued at $5,000,000 - 5,139,374 shares of common stock outstanding.

*D - March 1997 - 500,000 shares of common stock issued via S-8 registration in exchange for consulting services valued at $625,000 - 5,639,374 shares of common stock outstanding.

*E - March 1997 - 200,000 shares of common stock issued in exchange for 100 Texas oil wells with proven reserves of 1,500,000 barrels of crude oil valued at $7,500,000 - 5,839,374 shares of common stock outstanding.


    The accompanying notes are an integral part of the financial statements.

                     Environmental Remediation Holding Corp.
                      Consolidated Statements of Cash Flows
                            6 months ended March 30,
                                   (Unaudited)

                                                             1996                   1997
                                                      ------------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss)                                  $           (458,500)           (2,303,614)
Adjustments to reconcile net loss to net cash
 used for operating activities:
  Amortization of deferred compensation                         62,500               115,000
  Non-cash gain on forgiveness of debt                               0                (6,730)
  Stock issued in exchange for services                        210,000             1,725,000
  Depreciation                                                 186,000               186,000
Changes in operating assets and liabilities:
  Increase (decrease) in accrued interest expense                    0                 7,235
  Increase (decrease) in accrued expenses                            0                     0
                                                      -----------------       ---------------
Net cash (used) provided by operating activities                     0              (277,109)
                                                      -----------------       ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit on fixed assets                                              0               (70,000)
                                                      -----------------       ---------------
Net cash (used) provided by investing activities                     0               (70,000)
                                                      -----------------       ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on stockholder advances                                     0                (5,000)
Funds advanced on third-party debt                                   0               175,000
Funds advanced by stockholders                                       0               179,672
                                                      -----------------       ---------------
Net cash provided (used) by financing activities                     0               349,672
                                                      -----------------       ---------------

Net increase (decrease) in cash                                      0                 2,563
                                                      -----------------       ---------------

CASH, beginning of period                                            0                     0
                                                      -----------------       ---------------

CASH, end of period                              $                   0                 2,563
                                                      =================       ===============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Noncash financing activities:
  Stock issued to acquire crude oil
     reserves and wells                          $                   0            12,500,000
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

         The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the statements of financial condition and revenues and expenses for the years then ended. Actual results could differ significantly from those estimates. The financial statements for the six months ended March 31, 1996 and 1997 include all adjustments which in the opinion of management are necessary for fair presentation. The following summarize the more significant accounting and reporting policies and practices of the Company:

     a) Basis of presentation The Company acquired 100% of the issued and outstanding common stock of Environmental Remediation Funding Corp.,
         (ERFC), a Delaware corporation, effective on August 19, 1996, in a reverse triangular merger, which has been accounted for as a reorganization of ERFC. At the same time the Company changed its name from Regional Air Group.

     b) Equipment Equipment was received by ERFC in exchange for common stock of ERFC. The fair market value of the equipment was determined through the use of an independent third party equipment appraiser. The then determined fair market value was lower than the previous owners cost basis, and the fair market value of the ERFC stock exchanged was undeterminable, therefore the Company chose to value the equipment received using the appraiser's valuation. The Company has chosen to depreciate the equipment using the straight line method over its estimated remaining useful life of ten years. Expenditures for maintenance and repairs are charged to operations as incurred.
         Depreciation expense for the six months ended March 31, 1996 and 1997 was $186,000 and $186,000.

     c) Notes payable The Company issued two notes payable to stockholders in exchange for cash. These notes carry no stated maturity date and an 8.5% rate of interest. The Company expects to repay these notes within twelve months. Accrued interest on these notes is $0 and $3,393 for the six months ended March 31, 1996 and 1997. In January 1997, the Company issued a note payable to a bank in exchange for cash. This note carried a maturity date of March 15, 1997 and a 9.6875%rate of interest. The Company is in default on this note. The default rate of interest is 13.6875%. The Company and the bank had originally expected to roll this note over into a long-term credit facility. The Company chose not to accept the long-term facility due to the terms offered. The Company is currently in negotiations with the bank regarding repayment terms. Accrued interest on this note amount to $3,843 at March 31, 1997.

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

                     ENVIRONMENTAL REMEDIATION HOLDING CORP.
                   Notes to Consolidated Financial Statements

     d) Deferred compensation, continued On July 15, 1996, the Company entered into an agreement with a general business advisor to issue 15,000 shares of its common stock, valued at $105,000, in exchange for services rendered by the advisor.

     e) Net loss per share Net loss per share is computed by dividing the net loss by the number of shares outstanding during the period.

     f) Crude oil reserves In February 1997, the Company acquired a 100 oil well lease located in the Gunsite Sand Lease in Ector, Texas, in exchange for 300,000 shares of the Company's common stock. The Company received an independent evaluation of this field which reflected one million barrels of proven oil reserves. In March 1997, the Company acquired a 100 oil well lease located in the Woodbine Sand Lease Block in Henderson, Texas, in exchange for 200,000 shares of the Company's common stock. The Company received an independent evaluation of this field which reflected one and one-half million barrels of proven oil reserves. Both acquisitions also included all existing equipment on site. The Company currently has not recorded the fair market value of the equipment in place, if any, as it has not yet received the independent appraisal of this equipment. The Company expects to receive this appraisal by fiscal year end, and may or may not record such determined fair market value at such time.

         The Company expects to regularly assess proved oil and gas reserves for possible impairment on an aggregate basis in accordance with SFAS 121.

     g) Depletion Depletion (including provisions for future abandonment and restoration costs) of all capitalized costs of proved oil and gas producing properties are expected to be expensed using the unit-of-production method by individual fields as the proven developed reserves are produced.

(2) Income taxes The Company has a consolidated net operating loss carry-forward amounting to $3,159,766, expiring as follows: $3,404 in 2010, $852,748 in 2011 and $2,303,614 in 2012. The Company has a
         $1,264,000 deferred tax asset resulting from the loss carry-forward, for which it has established a 100% valuation allowance. Until the Company's current plans begin to produce earnings it is unclear as to the ability of the Company to utilize these carry-forwards.

(3) Stockholders' equity The Company has authorized 950,000,000 shares of $0.0001 par value common stock. On September 30, 1995, the Company had 746,483,333 shares issued and outstanding. On August 14, 1996, the Company completed a 1 for 2,095 reverse split of its shares, leaving 356,317 shares issued and outstanding. On August 19,1996, the Company issued 2,433,950 shares of common stock to acquire 100% of the issued and outstanding common stock of ERFC. On August 19, 1996, the Company also issued 73,277 shares of common stock to a consultant in exchange for services valued at $1.00 per share related to the merger. In September 1996, the Company issued 320,830 shares of its common stock in exchange for $31,995 in cash. In September 1996, the Company issued 55,000 shares of its common stock under three consulting contracts previously negotiated.

         In February 1997, the Company issued 1,600,000 shares of common stock via an S-8 registration in exchange for consulting and professional services valued at $1,100,000. In February 1997, the Company acquired a 100 oil well lease with one million barrels of proven oil reserves valued at $5,000,000 in exchange for 300,000 shares of the Company's common stock. In March 1997, the Company issued 500,000 shares of common stock via an S-8 registration in exchange for consulting and professional services valued at $625,000. In March 1997, the Company acquired a 100 oil well lease with one and one-half million barrels of proven oil reserves valued at $7,500,000 in exchange for 200,000 shares of the Company's common stock.

Item 2. Management's Discussion and Analysis or Plan of Operation.

         During the first quarter of 1997 the Company has consumated a number of agreements that are in line with our goal of being a small but very profitable oil and gas company.

         ERHC signed a Master Service Agreement with Chevron in late September of 1996 to plug and abandon wells in the Gulf of Mexico, but was unable to move forward on this agreement immediately due to barge design concerns. ERHC has made a deposit on a 140 foot barge located in Morgan City, Lousiana. ERHC is in the process of completing the designs on the P & A barge that will allow it to work in as little as eighteen inches of water. This contract could be worth up to 70 million dollars of revenue over the next three years to ERHC. This Master Service Agreement from Chevron is expected to allows for further sites to be added to the original agreement, which may include a significant number of wells in Louisiana.

         Environmental Remediation Holding Corporation, is in the process of developing a Plug and Abandonment Division under the guidance of Sam L. Bass Jr., CEO of ERHC, who will utilize the Company's extended family of technical experts and the combined experience of ERHC's management and staff. There is great confidence by ERHC of its ability to service the needs of its clients, using cutting edge technology and knowledge of all environmental remediation disciplines

         The plug and abandonment of oil and gas wells is a detailed process of shutting down and discontinuing the use of an older, unsafe or marginally producing oil or gas wells. There are many ecological ramifications if oil and gas wells are abandoned without following EPA and DEQ mandated guidelines. These ramifications are caused due to aging equipment and pipe casings which can lead to "blow outs", oil and gas seepage into the water, or ground and ground water contamination. These problems can lead to major environmental problems and expensive pollution cleanup.

         ERHC is continuing negotiation for the purchase 60% of the outstanding shares of Bass American Petroleum Company (BAPCO), which is expected to become a subsidiary of the Company. BAPCO's main focus is to obtain marginally producing wells and increase production of those wells eight to ten time via a lateral drilling process using what is called a "lateral BAPCO Tool". This process is minimal when compared to actually drilling a new well and gambling on an oil find. The BAPCO Tool process is a simple, but effective way to build an oil company without the high risk and drilling costs. It has been proven that there is an eighty percent positive ratio of success. ERHC can buy old producing wells and increase production ten to fifteen times versus the cost of drilling a new well.

         In February 1997, ERHC entered into a contract with FISCA oil to purchase seven gas station in Texas for 1.3 million dollars. This contract was subject to due dilligence and financing. The stations include the land and equipment and have been in operation over 25 years. Subsequent to the completion of the Company's due diligence, the Company decided not to consummate this acquisition.

         ERHC closed a loan with Connecticutt Bank of Commerce for $175,000 which is to be used to make a deposit on a P & A barge, complete the design on the barge, keep insurance coverage in place and begin reworking the wells in Wichita Falls, Texas.

         On February 19, 1997, the Company purchased the lease on 100 wells located in Wichita Falls, Texas in exchange for 300,000 shares of ERHC Rule 144 common stock. ERHC purchased the field based on the independent evaluation reflecting one million barrels of proven reserves behind pipe. There is a second reserve above sand that ERHC beleives can be accessed using the BAPCO tool. ERHC understood that using normal A.P.I. methords of reworking the field could be returned to viable production and with the use of the BAPCO tool production could be increased to 800 barrels per day.

     On March 14, 1997, the Company purchased 100 wells and equipment located on 1200 acres located in Henderson, Texas in exchange for 200,000 shares of ERHC Rule 144 common stock. ERHC purchased the field based on the independent evaluation reflecting one and a half million barrels of proven reserves behind pipe that can be economically removed using standard A.P.I methods of reworking . In additon to the proven reserves, the geology in this area suggest a second reserve that could exceed the proven reserves. ERHC believes that using the BAPCO Tool the Company may be able to access this second reserve at very little cost.

         EHC's growth concentration will be on the acquisition of complementary, small to medium environmental remediation companies, primarily energy related. Also the company will seek transportation opportunities associated with the environmental remediation of energy industries.

Financial data

         The Company's assets and stockholders' equity increased by approximately $12.5 million in the three months ended March 31, 1997. This increase is solely attributable to the Company's acquisition of the 200 oil wells in Texas with independently verifiable reserves of 2.5 million barrels of oil.

         The Company generated its first revenues in the three months ended March 31, 1997. These revenues were generated by the environmental remediation division of the Company. The Company's gross margin on these revenues was 37.1%. There is no guarantee that the Company will continue to generate such significant gross margins in the future.

         As the three months ended March 31, 1997, were the first period in which the Company began active operations, a comparision between periods presented would be misleading due to the heavy initial expenses incurred in starting operations. The foregoing notwithstanding there was one significant expense which the Company believes should discussed. The Company issued a total of 2.1 million shares of its common stock via two S-8 registrations during the quarter. These issuances were valued at $1.725 million based on the then current trading price of the stock. The Company immediately expensed this total amount during the quarter. These shares were issued to various consultants as payment for services rendered to the Company in lieu of cash.

Liquidity

         The Company's liquidity position is still as precarious as it has been during the development stage preparing for the start of operations. The Company increased its debt by approxiamtely $350,000 during the quarter. It expects to continue to increase debt until such time as cash flow from operations is able to carry the Company's expansion as well as its then existing operations. The Company believes that it will begin receiving reasonably significant revenue and cash flow from its Texas wells in the third quarter, however there is no guarantee that such revenue and cash flow will be sufficient to sustain the Company and allow it to continue its expansion plans in the near future.

                           PART II - Other Information

Item 1. Legal Proceedings.
     The Company is not a party to any pending legal proceedings.

Item 2. Changes in Securities
     The Company hereby incorporates by reference its S-8's filed with the Commission on February 10, 1997, March 13, 1997 and May 14, 1997.

Item 3. Defaults Upon Senior Securities
     None to report.

Item 4. Submission of Matters to a Vote of Security Holders.
     None to report.

Item 5. Other Information
     None to report.

Item 6. Exhibits and Reports on Form 8-K and 8-K/A.
     The Company hereby incorporates its two Forms 8-K filed with the Commission on July 7, 1997 and on July 7, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 17, 1997

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