Form 10-Q
period 1997-06-30
ENVIRONMENTAL REMEDIATION HOLDING CORP
filed 1997-08-14
CIK 799235

U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549


                                    FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the period ended June 30, 1997

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


Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 of 15 (d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes X     No ____


Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                       As of August 8, 1997 was 17,849,430

                      Documents Incorporated by Reference:

                         Form 8-K filed on July 7, 1997
                         Form 8-K filed on July 7, 1997
                         Form 8-K filed on July 23, 1997
                         Form 8-K filed on July 25, 1997
                         Form S-8 filed on July 25, 1997

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

                     Environmental Remediation Holding Corp.
                           Consolidated Balance Sheets
                      September 30, 1996 and June 30, 1997

             ASSETS                                                                    1996                     1997
                                                                               --------------------        ----------------
CURRENT ASSETS                                                                                                (Unaudited)
    Cash                                                                       $                 0                  15,937
    Crude oil reserves, net (notes 1f, 1g)                                                       0              12,500,000
    Prepaid expenses and other current assets                                                    0                       0
                                                                               --------------------       -----------------
       Total Current Assets                                                                      0              12,515,937
                                                                               --------------------       -----------------
PROPERTY AND EQUIPMENT
    Furniture and equipment, net (note 1b)                                               3,348,000               5,319,000
                                                                               --------------------       -----------------
       Total Property and Equipment                                                      3,348,000               5,319,000
                                                                               --------------------       -----------------
OTHER ASSETS
    Deposits on fixed assets                                                                 5,000                 131,000
    Chevron P&A master service agreement                                                         0               3,000,000
    Deferred compensation expense, net (note 1d)                                           427,500                 281,250
                                                                               --------------------       -----------------
       Total Other Assets                                                                  432,500               3,412,250
                                                                               --------------------       -----------------
Total Assets                                                                   $         3,780,500              21,247,187
                                                                               ====================       =================
          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accrued expenses and other current payables                                $                 0                       0
    Stockholder loans (note 1c)                                                              6,730                 377,561
    Accrued interest                                                                             0                  17,726
    Short-term bank loan (note 1c)                                                               0                 175,000
                                                                               --------------------       -----------------
       Total Current Liabilities                                                             6,730                 570,287
                                                                               --------------------       -----------------
LONG-TERM LIABILITIES
    Long-term debt                                                                               0                       0
                                                                               --------------------       -----------------
       Total Long-Term Liabilities                                                               0                       0
                                                                               --------------------       -----------------
Total Liabilities                                                                            6,730                 570,287
                                                                               --------------------       -----------------
STOCKHOLDERS' EQUITY
    Common stock, $0.0001 par value;  Authorized  950,000,000 shares; issued and outstanding 3,239,374 at September 30, 1996 and
       14,221,355 at June 30, 1997 (note 3)                                                    324                   1,402
    Additional paid in capital in excess of par (note 3)                                 4,629,598              25,254,876
    Retained earnings (deficit)                                                           (856,152)             (4,579,378)
                                                                               --------------------       -----------------
Total Stockholders' Equity                                                               3,773,770              20,676,900
                                                                               --------------------       -----------------
Total Liabilities and Stockholders' Equity                                     $         3,780,500              21,247,187
                                                                               ====================       =================

    The accompanying notes are an integral part of the financial statements.

                     Environmental Remediation Holding Corp.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                  3 months ended June 30,                         9 months ended June 30,
                                                1996                   1997                     1996                   1997
                                          ------------------    ------------------        ------------------    --------------
         Revenue
Sales - environ remediation services     $                0                84,000                         0           120,944
Sales - crude oil                                         0                     0                         0                 0
                                          ------------------    ------------------        ------------------    --------------
    Total sales                                           0                84,000                         0           120,944
Cost of sales - environ remed services                    0                26,948                         0            50,188
Cost of sales - crude oil                                 0                     0                         0                 0
                                          ------------------    ------------------        ------------------    --------------
   Total cost of sales                                    0                26,948                         0            50,188
                                          ------------------    ------------------        ------------------    --------------
   Gross profit(loss)                                     0                57,052                         0            70,756

         Operating Expenses
Automotive expenses                                       0                14,850                         0            48,463
Bank charges                                              0                     0                         0                96
Compensation - officers (note 1d)                    31,250                31,250                    93,750            93,750
Compensation - directors                                  0             1,352,981                         0         1,352,981
Consultant fees                                           0              (201,625)                  210,000         1,454,625
Depletion                                                 0                     0                         0                 0
Depreciation                                         93,000                93,000                   279,000           279,000
Dues, fees, licenses and taxes                            0                 8,227                         0             8,227
Insurance                                                 0                43,130                         0           146,674
Office expenses                                           0                36,350                         0            56,292
Professional fees                                         0                22,455                         0           163,472
Research and development                                  0                 9,000                         0            17,000
Rent                                                      0                 4,050                         0            11,400
Travel                                                    0                52,506                         0           148,366
Miscellaneous                                             0                 2,639                         0             2,639
                                          ------------------     -----------------        ------------------    --------------
   Total operating expenses                         124,250             1,468,813                   582,750         3,782,985
                                          ------------------     -----------------        ------------------    --------------
Income(loss) from operations                       (124,250)           (1,411,761)                 (582,750)       (3,712,229)
Interest expense                                          0                10,491                         0            17,727
                                          ------------------     -----------------        ------------------    --------------
Income(loss) before tax & extraord item            (124,250)           (1,422,252)                 (582,750)       (3,729,956)
Extraordinary item - forgiveness of debt                  0                     0                         0             6,730
                                          ------------------     -----------------        -------------------   --------------
Income(loss) before taxes                          (124,250)           (1,422,252)                 (582,750)       (3,723,226)
Income tax expense/(benefit) (note 2)                     0                     0                         0                 0
                                          ------------------     -----------------        ------------------    --------------
Net income(loss)                         $         (124,250)           (1,422,252)                 (582,750)       (3,723,226)
                                          ==================     =================        ==================    ==============
Net income(loss) per share               $             -                    (0.10)                       -              (0.58)
                                          ==================     =================        ==================    ==============
Wtd avg number of shares outstanding                   -               13,573,653                        -          6,382,302
                                          ==================     =================        ==================    ==============

    The accompanying notes are an integral part of the financial statements.

                     ENVIRONMENTAL REMEDIATION HOLDING CORP.
                 Consolidated Statements of Stockholder's Equity

                                                           Additional                                     Total
                                        Common              Paid in             Accumulated           Stockholders'
                                         Stock              Capital               Deficit                Equity

BALANCE, September30, 1996 *A     $         324            4,629,598               (856,152)             3,773,770

Capital transactions:
   *B                                       160            1,099,840                      0              1,100,000
   *C                                        30            4,999,970                      0              5,000,000
   *D                                        50              624,950                      0                625,000
   *E                                        20            7,499,980                      0              7,500,000
   *F                                       300            2,999,700                      0              3,000,000
   *G                                       135            1,352,846                      0              1,352,981
   *H                                       (10)                  10                      0                      0
   *I                                       400            2,249,600                      0              2,250,000
   *J                                        13               48,362                      0                 48,375
   *K                                       (20)            (249,980)                     0               (250,000)

Net loss                                      0                    0             (3,723,226)            (3,723,226)
                                   -------------       --------------      ------------------     -----------------

BALANCE, June 30, 1997(Unaudited) $       1,402           25,254,876             (4,579,378)            20,676,900
                                   =============       ==============      ==================     =================

*A - Beginning balance - 3,239,374 shares of common stock outstanding.
*B - February 1997 - 1,600,000 shares of common stock issued via S-8 registration in exchange for consulting and professional services valued at $1,100,000 - 4,839,374 shares of common stock outstanding.
*C - February 1997 - 300,000 shares of common stock issued in exchange for 100 Texas oil wells with proven reserves of 1,000,000 barrels of crude oil valued at $5,000,000 - 5,139,374 shares of common stock outstanding.
*D - March 1997 - 500,000 shares of common stock issued via S-8 registration in exchange for consulting services valued at $625,000 - 5,639,374 shares of common stock outstanding.
*E- March 1997 - 200,000 shares of common stock issued in exchange for 100 Texas oil wells with proven reserves of 1,500,000 barrels of crude oil valued at $7,500,000 - 5,839,374 shares of common stock outstanding.
*F - April 1997 - 3,000,000 shares of common stock issued in exchange for assignment of Chevron master service agreement - 8,839,374 shares of common stock outstanding.
*G - April 1997 - 1,352,981 shares of common stock issued for services provided by directors of the Company - 10,192,355 shares of common stock outstanding.
*H - April 1997 - 100,000 shares of common stock contributed back to the Company by a director - 10,092,355 shares of common stock outstanding.
*I - April 1997 - 4,000,000 shares of common stock issued in exchange for 100% of the issued and outstanding common stock of Bass American Petroleum Co. (BAPCo) - 14,092,355 shares of common stock outstanding.
*J - May 1997 - 129,000 shares of common stock issued via S-8 registration in exchange for consulting services valued at $48,375 - 14,221,355 shares of common stock outstanding.
*K - June 1997 - 200,000 shares of common stock corrected, not yet earned or issued under S-8 registration in item *D above - 14,021,355 shares of common stock outstanding.

    The accompanying notes are an integral part of the financial statements.

                     Environmental Remediation Holding Corp.
                      Consolidated Statements of Cash Flows
                             9 months ended June 30,
                                   (Unaudited)

                                                                                     1996                     1997
                                                                              ------------------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss)                                                           $           (582,750)            (3,723,226)
Adjustments to reconcile net loss to net cash used for operating activities:
  Amortization of deferred compensation                                                  93,750                146,250
  Non-cash gain on forgiveness of debt                                                        0                 (6,730)
  Stock issued in exchange for services                                                 210,000              2,876,356
  Depreciation                                                                          279,000                279,000
Changes in operating assets and liabilities:
  Increase (decrease) in accrued interest expense                                             0                 17,726
  Increase (decrease) in accrued expenses                                                     0                      0
                                                                              ------------------      -----------------
Net cash (used) provided by operating activities                                              0               (410,624)
                                                                              ------------------      -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit on fixed assets                                                                       0               (126,000)
                                                                              ------------------      -----------------
Net cash (used) provided by investing activities                                              0               (126,000)
                                                                              ------------------      -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on stockholder advances                                                              0                (22,968)
Funds advanced on third-party debt                                                            0                175,000
Funds advanced by stockholders                                                                0                400,529
                                                                              ------------------      -----------------
Net cash provided (used) by financing activities                                              0                552,561
                                                                              ------------------      -----------------

Net increase (decrease) in cash                                                               0                 15,937
                                                                              ------------------      -----------------

CASH, beginning of period                                                                     0                      0
                                                                              ------------------      -----------------

CASH, end of period                                                         $                 0                 15,937
                                                                              ==================      =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Noncash financing activities:
     Stock issued to acquire crude oil reserves and wells                   $                 0             12,500,000
                                                                              ==================      =================
     Stock issued to acquire Chevron master P&A service agreement           $                 0              3,000,000
                                                                              ==================      =================
     Stock issued to acquire BAPCo                                          $                 0              2,250,000
                                                                              ==================      =================

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

         The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the statements of financial condition and revenues and expenses for the years then ended. Actual results could differ significantly from those estimates. The financial statements for the nine months ended June 30, 1996 and 1997 include all adjustments which in the opinion of management are necessary for fair presentation. The following summarize the more significant accounting and reporting policies and practices of the Company:

   a) Basis of presentation The Company acquired 100% of the issued and outstanding common stock of Environmental Remediation Funding Corp.,
         (ERFC), a Delaware corporation, effective on August 19, 1996, in a reverse triangular merger, which has been accounted for as a reorganization of ERFC. At the same time the Company changed its name from Regional Air Group.

     b) Equipment Equipment was received by ERFC in exchange for common stock of ERFC. The fair market value of the equipment was determined through the use of an independent third party equipment appraiser. The then determined fair market value was lower than the previous owners cost basis, and the fair market value of the ERFC stock exchanged was undeterminable, therefore the Company chose to value the equipment received using the appraiser's valuation. The Company has chosen to depreciate the equipment using the straight line method over its estimated remaining useful life of ten years. Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation expense for the nine months ended June 30, 1996 and 1997 was $279,000 and $279,000.

         In the BAPCo acquisition the Company acquired ownership of all rights to BAPCo's proprietary oil well reworking tool, "the BAPCo Tool". The control of this proprietary tool has enhanced the Company's position to the extent that it would not have been able to enter into the contract to control the Utah oil fields and the reworking of the Indonesian oil fields. The control of this tool also enabled the acquisition of the 200 Texas oil wells to be economically feasible to a greater extent. The Company expects to depreciate this tool and technology over five years.

     c) Notes payable The Company issued two notes payable to stockholders in exchange for cash. These notes carry no stated maturity date and an 8.5% rate of interest. The Company expects to repay these notes within twelve months. Accrued interest on these notes is $0 and $7,831 for the nine months ended June 30, 1996 and 1997. In January 1997, the Company issued a note payable to a bank in exchange for cash. This note carried a maturity date of March 15, 1997 and a 9.6875%rate of interest. The Company is in default on this note. The default rate of interest is 13.6875%. The Company and the bank had originally expected to roll this note over into a long-term credit facility. The Company chose not to accept the long-term facility due to the terms offered. The Company is currently in negotiations with the bank regarding repayment terms. Accrued interest on this note is $9,895 at June 30, 1997.

     d) Deferred compensation ERFC issued 755,043 shares of its common stock into escrow in exchange for services to be rendered by its Chairman under a four year contract. These services were valued at $125,000 per year, therefore the Company is amortizing this deferred compensation expense at a rate of $31,250 per quarter. These ERFC shares were exchanged for shares of the Company on August 19, 1996. On August 30, 1996, the Company issued 10,000 shares of its common stock, valued at

                     ENVIRONMENTAL REMEDIATION HOLDING CORP.
                   Notes to Consolidated Financial Statements

     d) Deferred compensation, continued $70,000, to an attorney for services to be rendered at below market rates for a period of 4 months. Accordingly, the Company amortized this expense over the term of the agreement. On October 6, 1995, and modified on January 2, 1996, the Company entered into an agreement with a financial advisor to issue 30,000 shares of its common stock, valued at $210,000, in exchange for services rendered by the advisor to assist in effecting the merger which occurred on August 19, 1996. On July 15, 1996, the Company entered into an agreement with a general business advisor to issue 15,000 shares of its common stock, valued at $105,000, in exchange for services rendered by the advisor.

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

     h) Chevron master P&A service agreement In September 1996 Bass Environmental Worldwide, Inc., (BEW), entered into a Master Service Agreement with Chevron to plug and abandon oil wells located in the Gulf of Mexico off the coast of Louisiana. In April 1997, BEW assigned this contract to the Company in exchange for 3,000,000 shares of the Company's common stock. Chevron has reissued the contract in the Company's name. The Company valued this acquisition on the basis of the Company's bid price on the date the agreement was signed, or $1 per share. The Company expects to amortize this contract value on a per well basis, once it is determined exactly how many wells the contract contemplates.

(2) Income taxes The Company has a consolidated net operating loss carry-forward amounting to $4,579,378, expiring as follows: $3,404 in 2010, $852,748 in 2011 and $3,723,226 in 2012. The Company has a
         $1,831,751 deferred tax asset resulting from the loss carry-forward, for which it has established a 100% valuation allowance. Until the Company's current plans begin to produce earnings it is unclear as to the ability of the Company to utilize these carry-forwards.

(3) Stockholders' equity The Company has authorized 950,000,000 shares of $0.0001 par value common stock. On September 30, 1995, the Company had 746,483,333 shares issued and outstanding. On August 14, 1996, the Company completed a 1 for 2,095 reverse split of its shares, leaving 356,317 shares issued and outstanding. On August 19,1996, the Company issued 2,433,950 shares of common stock to acquire 100% of the issued and outstanding common stock of ERFC. On August 19, 1996, the Company also issued 73,277 shares of common stock to a consultant in exchange for services

                     ENVIRONMENTAL REMEDIATION HOLDING CORP.
                   Notes to Consolidated Financial Statements

(3) Stockholders' equity, continued valued at $1.00 per share related to the merger. In September 1996, the Company issued 320,830 shares of its common stock in exchange for $31,995 in cash. In September 1996, the Company issued 55,000 shares of its common stock under three consulting contracts previously negotiated.

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

         In April 1997, the Company issued 3,000,000 shares of common stock in exchange for the assignment of the Chevron P&A master service agreement, (see note 1h). In April 1997, the Company issued 1,352,981 shares of common stock to three directors in lieu of cash compensation for services rendered to the Company. In April 1997, a director contributed 100,000 shares of common stock back to the Company. In April 1997, the Company issued 4,000,000 shares of common stock in exchange for 100% of the issued and outstanding common stock of Bass American Petroleum Co. (BAPCo).

         In May 1997, the Company issued 129,000 shares of common stock via an S-8 in exchange for consulting and professional services valued at $48,375.

         In June 1997, the Company corrected its records to reflect that 200,000 shares of common stock previously reported as issued and outstanding had not as yet been earned nor issued and outstanding. These shares relate to an S-8 registration completed in March 1997, and valued at $1.25 per share.

         The Company is contingently liable to issue up to three million shares of restricted stock each to three officers and directors of the Company for their efforts in closing the Sao Tome & Principe contract. These shares will be issued upon certain oil production levels being attained. The Company is contingently liable to issue up to two million shares of restricted stock each to two officers and directors of the Company for their efforts in closing the M III contract in Utah. These shares will be issued upon certain oil production levels being attained.

Item 2. Management's Discussion of Financial Condition and Results of Operation

         During the third quarter of fiscal 1997, (and during July of 1997) the Company consummated a number of Agreements that focused on establishing its three primary corporate goals.

         In February 1997, ERHC entered into a contract with FISCA oil to purchase seven gas station in Texas for 1.3 million dollars. This contract was subject to due dilligence and financing. Upon completion of review and due diligence in June of 1997, the Board determined that the stations were not a good investment for ERHC.

         In February of 1997, ERHC borrowed $175,000.00 from Connecticut Bank of Commerce. The proceeds have been utilized to secure the P&A Barge, compete design work, maintain insurance coverage and begin the well workover on the Gunsite Fields located in Wichita Falls, Texas.

         On February 19, 1997, the Company acquired 100 leases located in Wichita Falls, Texas in exchange for 300,000 shares of common stock. ERHC purchased the fields based on the independent evaluation reflecting one million barrels of proven reserves behind pipe. The geology reports also indicate a possibility of a second reserve above sand that the management of ERHC the oil can be accessed utilizing the BAPCO Tool. ERHC's Management understood that using normal API methods of reworking the field could return the field to valuable production with the use of the BAPCO Tool estimating an increase to 800 barrels per day. ERHC is developing a plan for the use of the BAPCO Tool in this field within the next ninety (90) days. ERHC is in the process of moving one of the BAPCO Tools onto the Wichita Falls field and anticipates utilizing the tool within the next thirty (30) days.

         On March 14, 1997, the Company purchased 100 wells and equipment located on 1200 acres locared in Henderson, Texas in exchange for 200,000 shares of ERHC Rule 144 common stock. ERHC purchased the field based on the independent evaluation reflecting one and a half million barrels of proven reserves behind pipe that can be economically removed using standard A.P.I methods of reworking
 . In additon to the proven reserves, the geology in this area suggest a second reserve that could exceed the proven reserves. ERHC believes that using the BAPCO Tool the Company may be able to access this second reserve at very little cost. ERHC plans to begin reworking the Henderson Field in the next 45 to 60 days.

         In March of 1997 ERHC signed a joint venture with Centrum Marine, Inc. and is ready to lauch a refuel operation in Cristobal, Panama. The joint venture has a signed ten (10) year Consession to supply fuel and services to ships and tankers moving through the canal. ERHC and Centrum are in the final stages of negotiation on three (3) fuel barges and two (2) tug boats which will be capable of pumping in excess of a million barrels of fuel a day and will provide gross revenue of $.04 to $.10 cents a gallon. Revenue forecasted from the sale of fuel will be a minium of forty (40) thousand to fifty (50) thousand dollars per day. The revenue forecast does not include the sale of other supplies that will generate additional income. ERHC expects to complete financing of the barges and tugs within 90 days.

         In April of 1997, Environmental Remediation Holding Corporation ("ERHC") issued three million shares of stock in exchange for the assignment of a Master Service Agreement with Chevron Oil Company which calls for the remediation, including plug and abandonment ("P&A") work, of approximately 400 oil and gas wells located in Southern Louisiana in the coastal waters of the Gulf of Mexico.

         Environmental  Remediation  Holding  Corporation,  is in the process of developing a Plug and Abandonment Division under the guidance of Sam L. Bass Jr., CEO of ERHC, who will utilize the Company's extended family of technical experts and the combined experience of ERHC's management and staff. There is great confidence by ERHC of its ability to service the needs of its clients, using cutting edge technology and knowledge of all environmental remediation disciplines. ERHC's P&A Division will utilize the Company's technical experts, including the resources of Source, Inc., an acquisition in negotiations, advanced technology and the Company's expertise in apply environmental remediation disciplines to this Agreement.

         The plug and abandonment of oil and gas wells is a detailed process of shutting down and discontinuing the use of an older, unsafe or marginally producing oil or gas wells. There are many ecological ramifications if oil and gas wells are abandoned without following EPA and DEQ mandated guidelines. These ramifications are caused due to aging equipment and pipe casings which can lead to "blow outs" oil and gas seepage into the water, or ground and ground water contamination. These problems can lead to major environmental problems and expensive pollution cleanup.

         ERHC has also agreed to acquire a 140 foot P&A flat deck barge and is implementing design work to permit operation in shallow coastal waters. The Chevron Agreement contemplates a three-year work schedule which in the opinion of management, could generate revenues of $70,000,000.00. Management also anticipates, but can not assure, that Chevron may expand the P&A work called for in the Agreement.

         ERHC in April of 1997 completed the acquisition of 100% of the outstanding shares of Bass American Petroleum Company (BAPCO), in exchange for 4 million shares of ERHC common stock. BAPCO is now a wholly owned subsidiary of the Company. BAPCO's main focus is to obtain marginally producing wells and increase production of those wells eight to ten time via a lateral drilling process using what is called the " BAPCO Tool". This process is minimal when compared to actually drilling a new well and gambling on an oil find. The BAPCO Tool process is a simple, but effective way to build an oil company without the high risk and drilling costs. It has been proven that there is an eighty percent positive ratio of success. ERHC can buy old producing wells and increase production ten to fifteen times versus the cost of drilling a new well. The BAPCO Tool is prioritary in nature and is very important to the overall focus of ERHC. Through experience the tool has demonstrated an 80% success ratio.

         In May of 1997, ERHC entered in to a joint enture with the Democratic Government of Sao Tome and Principe ("DRSTP") located in the Gulf of Guinea off the western shore of Africa, and with Procura Financial Consultants of South Africa (PFC) which contemplates the development of oil and gas industry on and offshore of the islands. ERHC has agreed to a 25 year management contract to manage and operate the oil and gas company, once production is established. ERHC will also have the right to negotiate on behalf of the Government of Sao Tome and Principe per the joint venture agreement with major oil companies. ERHC's management believes the Gulf of Guinea is considered one of the richest oil finds in the world today.

         The DRSTP is located approximatey twenty miles west of Gabon, and southwest of Equatorial Guinea and Cameroon on the mainland of Africa. It is ERHC's management's opinion that each of the respective countries claim a 200 mile economic zone which result in undefined borders or common areas which production would be proportionaley shared. Agencies of the United Nations and a multi-country commission are understood to be studing the resoving of the border lines and common area rights. The joint venture presently estimtes that it will require additional financing of approximately $20 million dollars to begin drilling and exploration activites. There can be no asurance that negotiations for this financing can be successfully concluded. The DRSTP island are located along a well formed geological feature know as the Cameroon Tectonic Trends and onshore and offshore potential has been studied by various oil companies for over 20 years. The joint venture has access to the studies which are currently being evaluated by a top team of experts.

         On June 28 1997 ERHC/BAPCo signed an Agreement with M III Corporation, a Native American Corporation, for the purpose of recovery, workover and operation of all available oil and gas leases located within the boundaries of the Uintah & Ouray Reservation. The Agreements calls for a mininium of 3,900 barrels of production of oil per day and 361 leases. These wells belong to the Allotted members of the Ute Tribe or all members of the Ute Tribe. ERHC has a 27.762% working interest in the wells plus a $2.50 per barrel operator contract. ERHC in consideration paid cash plus 250,000 shares of the Company's restricted common stock to M III Corporation. ERHC willl be required to raise up to 8.5 million dollars in financing for the project, but will be authorized to pledge as collateral all of the equipment and reserves in Utah. ERHC is in the process of reaching a final agreement to sell all of the oil and gas production. This contract for the sale of all production should be completed within 30 days. If the production estimates of a mininium of 3,900 barrels per day holds true, ERHC revenue will be a mininium of ten million dollars. The only available reserve reports were completed in 1993 by Richard Schuster Denver, Colorado on only 133 wells and show proven and producing reserves in excess of 5.5 million barrells of oil and 23,407 million cubic feet of natural gas.

         ERHC in August 1997 signed an Agreement for a 37.5% interest in a 49,000 acre gas project located in McMullen and La Salle Counties, Texas for $200,000 and 50,000 shares of the Company's restricted common stock. The Olmos Sands section occuring in depth interval at 11,000 to 12,000 feet is the objective horizon in this prospect. The olmos Sands are productive theough the entire South Texas area. Access to a gas market is not expected to be a problem. A 20 inch diameter transcontinental Gas Pipeline is located 3.1 miles due west of the Sandifer and Phillips wells. An independent evaluation by David K. Davis Resivour Engineering of Huston, Texas gives this 307 secton of Olmos Sand 101 BCF to 110 BCF of gas in place per 640 acre section. Based on this evaluation, 50 to 55 BCF natural gas in place per 320 acre unit. ERHC will require approximately $600,000 for each of the existing wells. Based on anology with AWP Field, an Olmos Sand field exhibing similar Olmos Sand charactisct, minium production rates of 5,000 MCF per day, plus 50 to 100 bbls per day of condensate can be expected. Current gas and oil prices are $1.90 per MCF and $19 to $20 per barrel, respectively. Therefore, monthly net operating revenues will be in the range of $176,000 per well.

         EHC's growth concentration will be on the acquisition of complementary, small to medium environmental remediation companies, primarily energy related. Also the company will seek transportation opportunities associated with the environmental remediation of energy industries.

Financial data

         The Company's assets and stockholders' equity increased by approximately $17 million in the nine months ended June 30, 1997. This increase is solely attributable to the Company's acquisition of the 200 oil wells in Texas with independently verifiable reserves of 2.5 million barrels of oil, the Chevron P&A master service agreement and BAPCo.

         The Company generated its first revenues in the nine months ended June 30, 1997. These revenues were generated by the environmental remediation division of the Company. The Company's gross margin on these revenues was 58.5%. There is no guarantee that the Company will continue to generate such significant gross margins in the future.

         As the nine months ended June 30, 1997, were the first period in which the Company began active operations, a comparision between periods presented would be misleading due to the heavy initial expenses incurred in starting operations. The foregoing notwithstanding there was one significant expense which the Company believes should be discussed. The Company issued a total of
2.029 million shares of its common stock via three S-8 registrations during the quarter. These issuances were valued at $1.523 million based on the then current trading price of the stock. The Company immediately expensed this total amount during the quarter. These shares were issued to various consultants as payment for services rendered to the Company in lieu of cash. The Company also issued
1.353 million shares of restricted common stock to three directors as compensation in lieu of cash compensation. These shares were valued at $1.353 million.

Liquidity

         The Company's liquidity position is still as precarious as it has been during the development stage preparing for the start of operations. The Company increased its debt by approxamately $546,000 during the nine months. It expects to continue to increase debt until such time as cash flow from operations is able to carry the Company's expansion as well as its then existing operations. The Company believes that it will begin receiving reasonably significant revenue and cash flow from its Texas wells and the Utah joint venture in the fourth quarter, however there is no guarantee that such revenue and cash flow will be sufficient to sustain the Company and allow it to continue its expansion plans in the near future.

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

Item 3. Defaults Upon Senior Securities
None to report.

Item 4. Submission of Matters to a Vote of Security Holders.
None to report.

Item 5. Other Information
None to report.

Item 6. Exhibits and Reports on Form 8-K and 8-K/A.
The Company hereby incorporates its four Forms 8-K filed with the Commission on July 7, 1997, July 7, 1997, July 23, 1997 and July 25, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 1997

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