Form 10-Q/A
period 1997-06-30
ENVIRONMENTAL REMEDIATION HOLDING CORP
filed 1997-08-22
CIK 799235

U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549


                                   FORM 10-Q/A


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended June 30, 1997

                         Commission File Number 0-18275


                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                      (Exact name of issuer in its charter)


      COLORADO                                                  88-0218499
(State of Incorporation)                                (IRS Employer ID Number)

                         420 Jericho Turnpike, Suite 321
                             Jericho, New York 11753
                     (Address of principal executive offices)
                                   (Zip Code)

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

                        Common stock, $0.0001 par value
                       As of August 8, 1997 was 17,849,430

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

         The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the statements of financial condition and revenues and expenses for the years then ended. Actual results could differ significantly from those estimates. The financial statements for the nine months ended June 30, 1996 and 1997 include all adjustments which in the opinion of management are necessary for fair presentation. The following summarize the more significant accounting and reporting policies and practices of the Company:

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

     f) Crude oil reserves In February 1997, the Company acquired a 100 oil well lease located in the Gunsite Sand Lease in Ector, Texas, in exchange for 300,000 shares of the Company's common stock. The Company received an independent evaluation of this field which reflected one million barrels of proven oil reserves. In March 1997, the Company acquired a 100 oil well lease located in the Woodbine Sand Lease Block in Henderson, Texas, in exchange for 200,000 shares of the Company's common stock. The Company received an independent evaluation of this field which reflected one and one-half million barrels of proven oil reserves. Both acquisitions also included all existing equipment on site. The Company currently has not recorded the fair market value of the equipment in place, if any, as it has not yet received an independent appraisal of this equipment. The Company expects to receive this appraisal by fiscal year end, and may or may not record such determined fair market value at such time. The Company expects to regularly assess proved oil and gas reserves for possible impairment on an aggregate basis in accordance with SFAS 121.

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

(3) Stockholders' equity The Company has authorized 950,000,000 shares of $0.0001 par value common stock. On September 30, 1995, the Company had 746,483,333 shares issued and outstanding. On August 14, 1996, the Company completed a 1 for 2,095 reverse split of its shares, leaving 356,317 shares issued and outstanding. On August 19,1996, the Company issued 2,433,950 shares of common stock to acquire 100% of the issued and outstanding common stock of ERFC. On August 19, 1996, the Company also issued 73,277 shares of common stock to a consultant in exchange for services

                     ENVIRONMENTAL REMEDIATION HOLDING CORP.
                   Notes to Consolidated Financial Statements

(3) Stockholders' equity, continued valued at $1.00 per share related to the merger. In September 1996, the Company issued 320,830 shares of its common stock in exchange for $31,995 in cash. In September 1996, the Company issued 55,000 shares of its common stock under three consulting contracts previously negotiated, valued at $385,000.

         In February 1997, the Company issued 1,600,000 shares of common stock via an S-8 registration in exchange for consulting and professional services valued at $1,100,000. In February 1997, the Company acquired a 100 oil well lease with one million barrels of proven oil reserves valued at $5,000,000 in exchange for 300,000 shares of the Company's common stock, (see note 1f).

         In March 1997, the Company issued 500,000 shares of common stock via an S-8 registration in exchange for consulting and professional services valued at $625,000. In March 1997, the Company acquired a 100 oil well lease with one and one-half million barrels of proven oil reserves valued at $7,500,000 in exchange for 200,000 shares of the Company's common stock, (see note 1f).

         In April 1997, the Company issued 3,000,000 shares of common stock in exchange for the assignment of the Chevron P&A master service agreement, (see note 1h). In April 1997, the Company issued 1,352,981 shares of common stock to three directors in lieu of cash compensation for services rendered to the Company valued at $1,352,981. In April 1997, a director contributed 100,000 shares of common stock back to the Company. In April 1997, the Company issued 4,000,000 shares of common stock in exchange for 100% of the issued and outstanding common stock of Bass American Petroleum Company, (BAPCo).

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

         The Company is contingently liable to issue up to three million shares of restricted stock in total to 3 officers and directors of the Company for their efforts in closing the Sao Tome & Principe contract. These shares will be issued upon the joint venture oil production level of 20,000 barrels a day being attained. The Company is contingently liable to issue up to two million shares of restricted stock to two officers and directors of the Company for their efforts in closing the M III contract in Utah upon the joint venture oil production level of 4,000 barrels a day being attained. This two million shares includes the 500,000 shares the Company is to issue to MIII.The Company contingently liable to issue an additional two million shares upon the joint venture attaining production of a total of 6,000 barrels a day.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements.

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

         In May of 1997, ERHC entered in to a joint venture with the Democratic Government of Sao Tome and Principe ("DRSTP") located in the Gulf of Guinea off the western shore of Africa, and with Procura Financial Consultants of South Africa (PFC) which contemplates the development of oil and gas industry on and offshore of the islands. ERHC has agreed to a 25 year management contract to manage and operate the oil and gas company, once production is established. ERHC will also have the right to negotiate on behalf of the Government of Sao Tome and Principe per the joint venture agreement with major oil companies. ERHC's management believes the Gulf of Guinea is considered one of the richest oil finds in the world today.

         The DRSTP is located approximately twenty miles west of Gabon, and southwest of Equatorial Guinea and Cameroon on the mainland of Africa. It is ERHC's management's understanding that each of the respective countries claim a 200 mile economic zone which results in undefined borders or common areas which production would be proportionately shared. Agencies of the United Nations and a multi-country commission are understood to be studing the resoving of the border lines and common area rights. The joint venture presently estimtes that it will require additional financing of approximately $20 million dollars to begin drilling and exploration activites. There can be no asurance that negotiations for this financing can be successfully concluded. The DRSTP islands are located along a well known geological feature known as the Cameroon Tectonic Trends and onshore and offshore potential has been studied by various oil companies for over 20 years. The joint venture has access to the studies which are currently being evaluated by a top team of experts.

         On June 28 1997 ERHC/BAPCo signed an Agreement with M III Corporation, a Native American Corporation, for the purpose of recovery, workover and operation of all available oil and gas leases located within the boundaries of the Uintah & Ouray Reservation. The Agreement calls for a mininium of 3,900 barrels of production of oil per day and 361 leases. These wells belong to the Allotted members of the Ute Tribe or all members of the Ute Tribe. ERHC has a 27.762% working interest in the wells plus a $2.50 per barrel operator contract. ERHC in consideration paid cash plus 250,000 shares of the Company's restricted common stock to M III Corporation. ERHC willl be required to raise up to 8.5 million dollars in financing for the project, but will be authorized to pledge as collateral all of the equipment and reserves in Utah. ERHC is in the process of reaching a final agreement to sell all of the oil and gas production. This contract for the sale of all production should be completed within 30 days. If the production estimates of a mininium of 3,900 barrels per day holds true, ERHC revenue will be a mininium of ten million dollars. The only available reserve reports were completed in 1993 by Richard Schuster Denver, Colorado on only 133 wells and show proven and producing reserves in excess of 5.5 million barrels of oil and 23,407 million cubic feet of natural gas.

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