Form 10-K
period 1997-09-30
ENVIRONMENTAL REMEDIATION HOLDING CORP
filed 1997-12-29
CIK 799235

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended September 30, 1997

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15 (d ) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form10-K [ ]

Issuer's revenue for its most recent Fiscal Year were: $108,000

The aggregate market value of the 12,234,958 shares of voting stock held by non-affiliates of the Registrant as of September 30,1997 was $36,704,874 (assuuming solely for the purpose of this calculation that all directors, officers and greater than 5% stockholders of the Registrant are "affiliated").

The number of shares outstanding of the Registrant's Common Stock , par value $.0001 per share, as of September 30, 1997 was 22,989,526

                      Documents Incorporated by Reference:

                                      None

                                    PART I


ITEMS 1.  DESCRIPTION OF BUSINESS

         Environmental Remediation Holding Corporation the "Company" is       an
independent     oil     and    gas         company      formed    in    1995  to
focus on acquiring and servicing marginally producing oil and natural gas properties which contain the potential for increased value through workovers and secondary recovery operations utilizing the Company's proprietary horizontal drilling tool. The Company is also focused on providing a full range of environmental remediation and "plug and abandonment" services to the oil and gas industry. More recently, the Company has additionally begun to acquire interests in non-producing oil and gas properties, particularly high potential international prospects in known oil-producing areas. In June 1997, the Company entered into an exclusive joint venture with the Democratic Republic of Sao Tome & Principe ("Sao Tome"), a set of islands located in the Gulf of Guinea off the coast of central West Africa, to manage the exploration, exploitation and development of the potential oil and gas reserves on and offshore Sao Tome, either through the venture or in collaboration with major international oil exploration companies. The Company is currently in the initial phase of project development and is conducting geophysical, seismic, environmental and engineering feasibility studies. The Company believes that this venture provides it with a significant foothold in the oil-rich Gulf of Guinea, in which the venture is the largest single concession holder in the entire Gulf.

         The Company has entered into a number of recent transactions in connection with its workover and recovery operations. In August 1997, the Company acquired a 37.5% interest in a 49,000 acre natural gas lease in the Nueces River area of south Texas, known as the "Nueces River Project," one of the largest natural gas field areas in the United States. According to independent reserve reports, it is estimated that this area contains 100 BCF of natural gas per 640 acre section. In December 1997, the Company re-entered the first of two existing shut-in wells on the property, and expects to ultimately recover up to 5 BCF per well using 5% of the estimated inplace reserves. The daily production rates from these wells cannot be determined at this time until well stimulation is completed in March 1998. In addition, the Company acquired in February and March 1997 two leases on oil fields located in Henderson County
and  Wichita  Falls,        Texas.  These oil fields,  which  together  comprise
approximately 1,200 acres and 200 wells, have proven reserves totaling 2.5 million barrels of oil verified by an independent reservoir engineer. The Company estimates that, after reworking the wells using various techniques including its proprietary drill, these wells could produce from 500 to 800 barrels of oil per day. Through December 1997, the Company had recompleted 18 oil wells and is currently producing and selling "test" oil from the Wichita Falls field.

         The  Company  also holds  interests  in oil and  natural  gas leases in
Utah.                In July 1997, the Company entered into a joint venture with
MIII Corporation, a Native American oil and gas company, to workover, recomplete and operate 361 existing oil and gas wells on the Uintah and Ouray Reservation in northeastern Utah. It is estimated that the first approximately 36 wells will be scheduled for recompletion and stimulation in early 1998 and, the Company estimates that after initial workover operations are completed, these wells could produce in excess of 3,900 barrels of oil per day. Independent reserve reports indicate, based on a study of 133 of such wells, proven and producing reserves of approximately 5.5 million barrels of oil and 23.4 BCF of natural gas on these sites. In September 1997, the Company acquired working interests ranging from 80% to 84% in a 13,680 acre oil and gas property adjoining the MIII fields, currently producing approximately 200 barrels of oil per day from eight producing wells. As of December 29, 1997, this is the Company's only commercially producing property, which began realizing revenues for the Company in November 1997. A 1997 independent reserve report indicates the property's gross recoverable reserves total approximately 4.055 million barrels of oil and 4.258 BCF of natural gas.

         Another significant aspect of the Company's current business is providing environmental remediation services to oil and gas operators. All of the Company's revenues during the fiscal year ended September 30, 1997 were attributable to providing these services, which include environmental engineering, hazardous waste disposal (including naturally occurring radiation material), oil spill, soil decontamination and non-hazardous waste cleanup, as well as "plug and abandonment" of oil and gas wells, all in accordance with strict federal, state and local environmental guidelines. In April 1997, the Company entered into a master service agreement with Chevron Oil Company ("Chevron") to rework, in order to draw additional production from, approximately 400 depleting oil and gas wells and to remediate and "plug and abandon" these and other wells when depleted, in Chevron's oil fields in southern Louisiana along the Gulf of Mexico. The Chevron agreement provides for a three-year work schedule, commencing upon the completion of the Company's 140 foot "plug and abandonment" barge. The Company has designed this specialized "plug and abandonment" barge to remediate off-shore well locations and is capable of working in coastal waters as shallow as 19 inches. In addition, through its extensive relationships in the oil and gas industry, the Company has obtained a ten-year concession with the Panama Canal Commission, through a joint venture with Centrum Marine, to supply fuel to tankers and other commercial vessels traversing the Panama Canal. These operations are expected to commence in mid-1998, provided adequate funding is secured.

         The Company believes that, at its current stage of development, it is more economical and less speculative to rework and recomplete existing wells than to drill exploratory wells in search of new oil and gas deposits. Using the Company's proprietary fracture-enhancing horizontal drilling tool, known as the BAPCO Tool, the Company has had, according to internal data, an 80% success ratio in increasing the level of production from oil and natural gas wells that are suitable for enhancement of primary recovery by use of the BAPCO Tool or candidates for secondary recovery. The Company believes that the BAPCO Tool serves as a competitive advantage for securing new workover projects from other oil and gas operators, for attracting joint venture partners in larger workover contracts in the United States and internationally and for use on its own oil and gas properties in Texas and Utah.

         Beginning in the early 1990's, both secondary recovery of oil reserves and environmental remediation of abandoned oil wells have become major items of interest in the oil and gas industry. According to current industry statistics, it is estimated that only 7.5% to 10% of proven oil reserves are recovered in primary drilling operations due to the significant incremental costs involved in exploiting far-reaching reservoirs of an oil formation. Following primary drilling operations, large independent oil companies have typically contracted some or all of the required "plug and abandonment" work to environmental remediation firms, such as the Company. By conducting enhanced primary or secondary recovery operations utilizing the BAPCO Tool on the otherwise abandoned wells, the Company believes that it is able to effectively extend the economic life of an oil field and increase oil recovery by up to 30%, prior to formal abandonment. The Company, which provides primary and secondary recovery, "plug and abandonment" and environmental remediation services, believes that, in the United States alone, there are hundreds of oil and natural gas fields which could benefit from these services.



Managing Exploratory Activities

         The Company is currently managing or in the process of negotiating several international exploratory projects which, if successful, have the potential to increase the growth of the Company. The Company believes that its existing project in Sao Tome has the potential to significantly increase reserves.

         Sao Tome

         In June 1997, the Company entered into an exclusive joint venture with Sao Tome, a member of the United Nations, to manage the exploration, exploitation and development of the country's potential oil and gas reserves in the Gulf of Guinea. Sao Tome is comprised of two principal islands which straddle the equator in the prolific petroleumproducing region of the Gulf of Guinea. The Sao Tome islands are located approximately 200 miles west of mainland Gabon, and southwest of Equatorial Guinea and Cameroon, and are located directly on a well-known geologic feature known as the "Cameroon Volcanic Line."

         The exclusive 25-year joint venture agreement provides for the establishment of a national oil and gas company owned jointly by Sao Tome, the Company and, as a junior partner, Procura Financial Consultants, c.c., a South African corporation ("Procura"). Under the agreement, the venture has the first right to select the oil and gas concessions it desires to explore and develop in an area encompassing approximately 64,550 square miles in the Gulf of Guinea. On behalf of Sao Tome, the Company has agreed to negotiate with major international oil and gas companies to grant leases to oil and gas concessions not selected by the joint venture. The Company is entitled to receive an overriding royalty on the production from those concessions. Pursuant to the terms of the agreement, Sao Tome has the right to terminate the agreement in the event the Company fails to make the remaining concession fee payment of $3 million at the time Sao Tome determines, and the United Nations accepts, the 200 mile exclusive economic zone boundaries (expected to be by March 1998) or fails to timely commence the orderly development of the national oil and gas joint venture company. The Company is currently exploring funding sources for this payment. In November 1997, the Company made an initial $2 million payment in respect of the concession fee from the proceeds of it's 1997 private placement.

         The Company is currently in the initial phase of project development and is conducting seismic surveys, processing existing seismic data and environmental and engineering feasibility studies. The Company has already provided to Sao Tome initial feasibility studies including seismic interaction, sedimentology biostatgraph, geochemistry and petrographics and diagnostics. The Company expects to expend at least $2.3 million in the initial phase of this project. Following further studies, the Company anticipates coordinating the drilling of a "test" well in late 1998. The costs associated with drilling and testing such a well cannot be determined until the 2-D seismic data have been processed and evaluated in mid to late 1998.

         In September 1997, the Company expanded its joint venture agreement with Sao Tome. Under the modified agreement, the venture was granted development rights for an offshore logistics center. The projects contemplated by the venture include a helicopter refueling station, seaport with dry dock facilities and temporary accommodation facilities for employees and their families. The Company believes that an offshore logistics base is essential to the development of West Africa's oil and gas industry. The Company has not determined the funding levels required for these projects at this time.

         The Company believes that this venture provides it with a significant foothold in the potentially oil-rich Gulf of Guinea, in which the venture is the largest single concession holder in the entire Gulf. The offshore oil potential of Sao Tome has been studied by numerous oil companies, including Mobil Corp. and Elf Aquitaine, since at least the late 1970s.

Workover and Recovery Activities

         The Company concentrates its acquisition efforts on marginally-producing properties which demonstrate a potential for significant additional development through workovers, behind-pipe recompletions, secondary recovery operations utilizing the Company's BAPCO Tool and other exploitation techniques. The Company has pursued a workover and recompletion program on the properties it has acquired and intends to commence an extensive workover and recompletion program in the future.

         "Workovers" refer to the major repairs and modifications occasionally required by producing oil and natural gas wells. Workovers may be done, for example, to remedy equipment failures, deepen a well in order to complete a new producing reservoir, plug back the bottom of a well to reduce the amount of water being produced with the oil and natural gas, clean out and recomplete a well if production has declined, repair leaks, or convert a producing well to an injection well for secondary or enhanced recovery projects. These extensive workover operations are normally carried out with a well-servicing type rig that includes additional specialized accessory equipment, which may include rotary drilling equipment, mud pumps, mud tanks and blowout preventers, depending upon the particular type of workover operation. The Company's two workover rigs are designed and equipped to handle the more complex workover operations. A workover may last anywhere from a few days to several weeks.

         The kinds of activities necessary to carry out a workover operation are essentially the same as those that are required to "complete" a well when it is first drilled. The "recompletion" process may involve selectively perforating the well casing at the depth of discrete producing zones, stimulating and testing these zones and installing down-hole equipment. Independent oil and gas production companies often find it more efficient to move a larger and more expensive drilling rig off location after an oil or natural gas well has been drilled and to move in a specialized wellservicing rig to perform recompletion operations. The Company plans to acquire a well-servicing rig for this purpose. The recompletion process may require from a few days to several weeks.

         The Company's staff focuses on maximizing the value of the properties within its reserve base. The results of their efforts are reflected in additions and revisions to reserves.

         For      the     fiscal    year    ended    September     30,     1997,
the      Company      spent      approximately         $350,000   on    workover
and       recompletion  operations,  involving  9 wells in  Texas.  The  Company anticpates spending in excess of $1,825,000 on workover and recompletion operations during fiscal 1998, although there can be no assurance it will have funding to do so.

         In connection with this focus, the Company actively pursues operating cost reductions on the properties it acquires. The Company believes that its cost structure and operating practices generally result in improved operating economies.

         The following is a brief discussion of significant developments in the Company's recent workover and recompletion activities:

         Nueces River Natural Gas Project

     The Company has a 37.5% working interest in a 49,000 acre natural gas lease in the Nueces River area of McMullen and LaSalle counties in south Texas, known as the "Nueces River Project," one of the largest natural gas field areas in the United States. A 1997 independent reserve report prepared by Sandwood Consultants of Nacogdoches, Texas estimated that the field's reserve contains 100 BCF of natural gas per 640 acre section. In December 1997, the Company re-entered the first of two existing shut-in wells on the property, and expects to ultimately recover up to 5 BCF per well using 5% of the estimated inplace reserves. The daily production rates from these wells cannot be determined at this time until well revitalization is completed in March 1998. Following revitalization, the Company estimates that such wells have the possibility of producing in excess of 500,000 MCF (million cubic feet) of natural gas per day. A 20-inch diameter transcontinental gas pipeline is located approximately three miles from the wells to provide access to a gas market. The Company jointly operates the field with Autry Stephens & Co., a large independent operator in west and south Texas. The Company acquired its interest in the Nueces River in September 1997 in consideration for $200,000 and the issuance of 50,000 shares of its common stock.


         In 1998, the Company intends, with its operating partner, to drill from 15 to 20 new wells at this site. The Company expects to spend approximately $7.5 million to drill these wells, provided it receives adequate financing in the future.

         Gunsite and Woodbine Oil Fields

         The Company holds directly two leases on producing oil fields in Texas, known as the Gunsite Field in Wichita Falls, north Texas, and the Woodbine Field in Henderson County, east Texas. These oil fields together comprise approximately 1,200 acres and 200 wells. A 1997 independent reserve report prepared by Joseph Shoaf, P.E. estimated that proven reserves ("behind pipe") total 2.5 million barrels of oil. Through December 1997, the Company had recompleted 18 wells and is currently producing and selling "test" oil. The Company anticipates moving a BAPCO Tool on site in January 1998 and commencing an active rework and recompletion program on the remaining wells. After reworking the fields using the BAPCO Tool and other drilling techniques, the Company believes that these wells could produce from 500 to 800 barrels of oil per day.

         The Company acquired the Gunsite and Woodbine oil fields in February and March 1997, respectively, in consideration for a total of 500,000 shares of its common stock.

         MIII Project in Utah

         In July 1997, the Company entered into a joint venture with MIII Corporation ("MIII"), a Native American oil and gas company based in Fort Duchesne, Utah. Under the agreement, the Company has agreed to workover, recomplete and operate 361 oil and gas wells located on the 4,000,000 acre Uintah and Ouray Reservation in northeastern Utah. It is estimated that the first approximately 36 wells will be scheduled for recompletion and restimulation in early 1998. After initial workover operations are completed, the Company estimates that these wells could produce in excess of 3,900 barrels of oil per day. A 1993 independent reserve report prepared by Richard Stephen Shuster, P.E. indicates, based on a study of 133 of such wells, proven and producing reserves of approximately 5.5 million barrels of oil and 23.4 BCF of natural gas at this site. The Company's production estimates at this site are based predominately on the multiple sandstone reservoirs of the Wasatch, a transition zone and Green River Formations that can occur at depths of 5,000 to 16,000 feet.

         Under the terms of the joint venture agreement, once the production of natural gas reaches 5 BCF, MIII has agreed to construct a gas gathering plant on such site, with the Company retaining a 25% interest in the plant. As of this date, there can be no assurance as to when, if ever, such plant will be constructed.

         The Company has a 27.762% working interest in the wells located on the MIII property, and is entitled to receive a $2.50 per barrel operator fee on production in the fields. The Company also has the right to receive an additional 5% working interest in the wells after start-up costs of approximately $1.5 million are repaid to certain original MIII investors from overall production. The remaining working interests in the MIII property are held by MIII, the Ute Tribe and the allotted members of the Ute Tribe. The Company paid $55,000 and contemplates issuing 250,000 Common Shares to MIII in connection with entering into this venture. In 1998, the Company plans, to recomplete and restimulate 36 wells and to drill five to seven development and extension wells at this site provided adequate financing is secured.

         Uinta Project

         In September 1997, the Company acquired working interests ranging from 80% to 84% in a 13,680 acre oil and gas property adjoining the MIII fields in the Uinta Basin with 24 oil and natural gas wells, currently producing approximately 200 barrels of oil per day from eight continuously producing wells and ten wells on intermittent production. As of December 31, 1997, this is the Company's only commercially producing property, which began realizing revenue for the Company in November 1997. A 1997 independent reserve report indicates the property's gross recoverable reserves total approximately 4.055 million barrels of oil and 4.258 BCF of natural gas. Wells in this field produce primarily from multiple sandstone reservoirs of the lower Green River Formation at depths averaging 5,500 feet. The remaining working interests in this field are held by the Ute Tribe.

     Provided adequate financing is secured, the Company plans extensive work in this field during 1998, including a 20 well program to develop infill and field extension locations, a 40-acre pilot waterflood project and the workover and recompletion of the 22 existing wells to test the viability of more shallow formations for potential future development.

Reserves

         The following table sets forth estimates of the proved oil and gas reserves of the Company as of September 30, 1997:


                                                                                                    Oil Equivalent
                                            Oil                                   Gas                 (millions of
                                    (millions of barrels)               (billion cubic feet)            barrels)
             Field                Developed    Undeveloped     Total    Developed    Undeveloped    Total        Total
             -----                ---------    -----------     -----    ---------    -----------    -----        -----

Nueces River Project, Texas           -            -              -          -             -           -            -

Henderson Co. Field, Texas.          1.5           -             1.5         -             -           -           1.5
Wichita Falls Field, Texas.          1.0           -             1.0         -             -           -           1.0
Uintah, Ouray Reservation,            -            -              -          -             -           -            -
   Utah....................
Uinta Project, Utah........           -            -              -          -             -           -            -
                                     ----         -----         -----      ----         -----        -----        -----
         Total.............          2.5           -             2.5         -             -           -           2.5
                                    ======        ======        ======     =====         =====       ======       ======

     Estimates of the Company's proved reserves set forth above have not been filed with, or included in reports to any Federal authority or agency, other than the Securities and Exchange Commission.

     The Company's non-producing proved reserves are largely "behind-pipe" in fields which it operates. Undeveloped proved reserves are predominantly infill drilling locations and secondary recovery projects.

     The reserve data set forth in this Form 10-K represent only estimates. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates of different engineers often vary. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of such estimate. Accordingly, reserve estimates often differ from the quantities of oil and natural gas that are ultimately recovered. The meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they were based.

     For further information on reserves, costs relating to oil and gas activities and results of operations from producing activities, see Item 7. Management Discussion and Analysis of Plan of Operations.


BAPCO Tool

     The Company's BAPCO Tool, which is used in most of its workover operations, has two main functions: to provide a means of mechanically cutting a hole through the casing and extending a flexible tubular pipe outward at least fifty feet from the bore hole. The system is made up of a skid mounted surface unit with a command module, filter system and pumping package, and a down hole assembly. The command module, which is approximately 10 feet long, 6 feet wide and 8 feet high, is air conditioned, contains all the necessary controls and data recording equipment and has a special tool storage area. The down hole tool assembly is composed of a filter and filter body that removes the unwanted material and prevents the material from entering the control section of the tool. There are no limitations regarding casing thickness and cement sheath when utilizing the BAPCO Tool.


     According to internal data, the Company has had an 80% success ratio in increasing the level of production from oil and natural gas wells that are
suitable for secondary recovery.       The    Company   believes  that the BAPCO
Tool serves as a competitive advantage for securing new workover projects from other oil and gas operators, for attracting joint venture partners in large workover contracts in the United States and internationally and for use on its own oil and gas properties in Texas and Utah.

     The BAPCO Tool was acquired by the Company in connection with the stock acquisition of BAPCO in April 1997. The Company has constructed two BAPCO Tools to date and is currently in the process of constructing a third tool. The Company plans to construct three additional tools in 1998, provided it receives adequate financing in the future. The BAPCO Tool has been tested on multiple wells in a variety of formations during the past 18 months. The BAPCO Tool has been continuously updated and modified since the tool was first designed and developed in the early 1990s by Sam L. Bass, Jr., the Company's Chairman, President and Chief Executive Officer.

Environmental Remediation Services

     The Company provides environmental remediation services, to other oil and gas operators. These services, which the Company is licensed to provide, include environmental engineering, hazardous material disposal (including naturally occurring radiation material), oil spills, soil decontamination and non-hazardous waste cleanup related to the production of oil and natural gas, all in accordance with strict federal, state and local environmental guidelines. The Company also provides "plug and abandonment" services for wells from which the oil and natural gas have been depleted and further production has become uneconomical.

     The Company's soil decontamination systems are capable of handling a variety of different contamination problems. The Company utilizes standard Class 1-4 decontamination machines. The Class I machine is used to process soils contaminated with gasoline and diesel and which require little or no soil conditioning. The Class II machine offers increased temperatures to treat soil with contaminants up to No. 6 fuel oil, lubricating oils, heavy oil residuals and crude oils. The Class III machines are an upgrade to the Class II machines and accommodate slightly higher temperatures and add acid gas neutralization for handling chlorinated compounds. The Class IV machines are hazardous waste incinerators.

     The Company's staff is certified in the use of many types of products used in tank and pit cleaning services and emergency response spill and clean-up. The Company uses a "sludge-buster" robotic water cannon to expedite the cleaning of tanks. The Company's staff is also experienced in the use of a closed loop system for pit cleaning. The closed loop system separates solids from liquids, chemically treats the liquids and solids in accordance with local environmental standards. The Company can deliver emergency crews trained in chemical and oil spill containment and clean-up throughout many parts of the world.

     In April 1997, the Company entered into a master service agreement with Chevron Oil Company ("Chevron") to rework, in order to draw additional
production  from,       approximately  400  depleting  oil and gas  wells and to
remediate and "plug and abandon" these and other wells when depleted, in Chevron's oil fields in southern Louisiana along the Gulf of Mexico. The Chevron agreement provides for a three-year work schedule, commencing upon the completion of the Company's 140 foot "plug and abandonment" barge. This barge will be used to remediate offshore oil rigs and be capable of working in coastal waters as shallow as 19 inches. A deposit of approximately $131,000 has been made by the Company to secure the barge and additional funding is being sought to purchase and equip the barge. It is estimated that the Company's barge will be ready to operate 60 days following funding. The Chevron agreement was originally entered into by BAPCO and Bass Environmental Worldwide, Inc. ("BEW") in September 1996, prior to the acquisition of BAPCO by the Company in April 1997, and was assigned to the Company with Chevron's consent at the time of the acquisition. The Company issued 4,000,000 shares of it's common stock to BEW in connection with the assignment of this agreement.

     The Company's "plug and abandonment" services involve shutting down and discontinuing the use of old, unsafe or marginally-producing oil or natural gas wells. There are many ecological ramifications if oil and gas wells are abandoned without following federal Environmental Protection Agency and state Department of Environmental Quality mandated guidelines. These ramifications are caused due to aging equipment and pipe ceilings which can lead to "blow outs," oil and gas seepage into the water and ground water contamination. If not "plugged," these problems can lead to major environmental problems and expensive pollution cleanup for the well owners.

Offshore Logistics Services

         Panama Refueling Concession

         In March 1997, the Company entered into a joint venture agreement with Centrum Marine, pursuant to which the venture obtained a ten-year concession agreement with the Panama Canal Commission. The concession grants the joint venture the right to supply fuel and other petroleum supplies to tankers and other commercial vessels traversing the Panama Canal. Historically, approximately 55 to 60 such vessels traverse the Panama Canal daily. The joint venture is currently in negotiations to purchase a 1.5 million gallon fuel barge and an 85 foot flat deck tugboat. These operations are expected to commence by mid-1998, provided adequate funding is secured.

         Pursuant to the terms of the joint venture agreement, the Company is entitled to receive 51% of all net profits of the venture. In connection with entering into such agreement with the Panama Canal Commission, the venture received a commitment from Texaco Inc. to provide the venture with the necessary fuel to comply with the requirements of the concession. The Company anticipates that the venture would be able to provide a minimum of 600,000 gallons of fuel a day.

Growth Strategy

         The Company's goal is to maximize its value through profitable growth in its oil and gas reserves and production. The Company has taken steps to achieve this goal through its growth strategy of (i) acquiring marginallyproducing oil and gas properties, at favorable prices, with still significant resource recovery potential through workovers utilizing the
Company's proprietary drilling technology, (ii) managing the exploration, exploitation and development of non-producing properties in known oil-producing areas, such as the Gulf of Guinea in West Africa, with industry or government partners, and (iii) continuing to pursue environmental remediation service contracts for oil and gas well rework and "plug and abandonment" services in the United States and internationally.

         Key elements of the Company's growth strategy include:

Acquire and Exploit Attractive Oil and Gas Properties. The Company has an experienced management and engineering team that focuses on acquisitions of marginally-producing properties which meet its selection criteria including (a) significant reserves with the potential for increasing production through low-risk workovers, recompletions, secondary recovery operations and other production optimization techniques using its BAPCO Tool, (b) attractive purchase price and (c) opportunities for improved operating efficiencies in labor and other field level costs. This growth strategy has allowed the Company to rapidly grow its reserves, and its workover and recovery activities have resulted in an 80% success ratio for improved production from wells that are suitable for enhanced primary and secondary recovery projects.

Manage High Potential International Prospects. The Company seeks to manage the overall exploration activities for high potential international prospects in known oil-producing areas. By managing these projects, the Company seeks to share the risks inherent in exploratory drilling with industry and government partners. The Company's international exploration activities target significant long-term reserve growth and value creation, such as the Company's joint venture with Sao Tome. The Company also plans to pursue offshore transportation and logistic support services in connection with its international prospects.

Pursue Additional Environmental Remediation Contracts. The Company aggressively pursues new environmental remediation contracts in the United States and abroad, directly and through joint ventures. The Company believes it possesses competitive advantages including the availability and condition of equipment to meet both special and general customer needs, the availability of trained and licensed personnel with the required specialized skills, the overall quality of its service and safety record and the ability to offer ancillary services, such as "plug and abandonment" services. The Company has specifically targeted major oil companies with properties located in the Gulf of Mexico which require "plug and abandonment" services for old and depleted fields.

Marketing

     During the fiscal year ended September 30, 1997, the Company did not have any sales of oil or gas. Commencing in November 1997, the Company recorded sales of crude oil from the Uinta properties and recorded sales of "test" oil from the Wichita Falls field in north Texas. All such sales were made on the spot market. In the future, the Company intends to sell its crude oil and natural gas, and associated oil and gas products, on both the spot market and under market-sensitive agreements with a variety of prospective purchasers.

Environmental Regulation and Claims

         The Company's workover and recompletion services operations routinely involve the handling of significant amounts of waste materials, some of which are classified as hazardous substances. The Company's operations and facilities are subject to numerous state and federal environmental laws, rules and regulations, including, without limitation, laws concerning the containment and disposal of hazardous materials, oilfield waste and other waste materials, the use of underground storage tanks and the use of underground injection wells. The Company employs personnel responsible for monitoring environmental compliance and arranging for remedial actions that may be required from time to time and also uses outside experts to advise on and assist with the Company's environmental compliance efforts. Costs incurred by the Company to investigate and remediate contaminated sites are expensed unless the remediation extends the useful lives of the assets employed at the site. Remediation costs that extend the useful lives of the assets are capitalized and amortized over the remaining useful lives of such assets. Liabilities are recorded when the need for environmental assessments and/or remedial efforts becomes known or probable and the cost can be reasonably estimated.

         Laws protecting the environment have generally become more stringent that in the past and are expected to continue to do so. Environmental laws and regulations typically impose "strict liability" which means that in some situations the Company could be exposed to liability for cleanup costs and other damages as a result of conduct of the Company that was lawful at the time it occurred or conduct of, or conditions caused by, others. Cleanup costs and other damages arising as a result of environmental laws, and costs associated with changes in environmental laws and regulations could be substantial and could have a material adverse effect on the Company's financial condition.

         Under the Comprehensive Environmental Response, Compensation and Liability Act, also known as "Superfund," and related state laws and regulations, liability can be imposed without regard to fault or the legality of the original conduct on certain classes of persons that contributed to the release of a "hazardous substance" into the environment. Changes to federal and state environmental regulations may also negatively impact oil and natural gas exploration and production companies, which in turn could have a material adverse effect on the Company. For example, legislation has been proposed from time to time in Congress which would reclassify oil and natural gas production wastes as "hazardous wastes." If enacted, such legislation could dramatically increase operating costs for domestic oil and natural gas companies and this could reduce the market for the Company's services by making may wells and/or oilfield uneconomical to operate. To date, such legislation has not made significant progress toward enactment.

Patents and Trademarks

     The Company owns or has exclusive rithts to several U.S. patents on designs for various types of oilfield equipment and on methods for conducting certain oilfield activities, including discrete parts of the BAPCO Tool. The Company uses some of these designs and methods to conduct its business. The patents expire at various times over the next five to fifty years. The Company also has several trademarks and service marks that it uses in various aspects of its business. While management believes the Company's patent and trademark rights are valuable, the expiration or loss thereof, other than parts of the BAPCO Tool, would not have a material adverse effect on the Company's financial condition or results of operations.


Competitive Conditions

         Although the number of available rigs has materially decreased over the past ten years, the workover and drilling industry remains very competitive. The number of rigs continues to exceed demand, resulting in severe price competition. Many of the total available contracts are currently awarded on a bid basis, which further increases competition based on price. In all of the Company's market areas, competitive factors also include: the availability and condition of equipment to meet both special and general customer needs; the availability of trained personnel possessing the required specialized skills; the overall quality of service and safety record; and domestically, the ability to offer ancillary services such as "plug and abandonment" services. As an enhancement to its competitive position, the Company has been able to establish joint ventures in domestic and international markets.

         The environmental remediation market is extremely fragmented and composed of hundreds of small firms with one or only few regional offices.

Properties



Employees

         As of December 31, 1997, the Company had 25 full-time employees, including three petroleum engineers and two geologists. None of its employees is represented by a collective bargaining unit. Management believes that the Company's relationship with its employees is satisfactory.

ITEM 2.           PROPERTIES

         The Company's principal executive offices are located in Jericho, New York in approximately 1,200 square feet of leased office space. The Company currently pays $1,200 per month in rent under its lease, which extends through February 1998. The Company also leases approximately 7,000 square feet of its main operational facility in Lafayette, Louisiana and pays $4,000 per month under a lease extending through October 2002. The Company believes that additional office and operational space will be required following the Offering to accommodate planned expansion.


ITEM 3.           LEGAL PROCEEDINGS

         Piedra  Drilling  commenced  an action  against the Company in District
Court,  Denver  Colorado in   1997.            The plaintiff  brought forth this
action to enforce a contract for the issuance of 300,000 shares of unregistered shares of the Company's common stock in consideration for the sale by the plaintiff to the Company of certain drilling equipment and designs. The Company did not issue the shares because the necessary equipment and designs were not delivered and/or validity assigned to the Company. Although the plaintiff obtained a judgement in the amount of approximately 1.2 million, Colorado counsel for the Company has had the judgement vacated as of November 6, 1997. The company believes that the Company has a number of meritorious defenses and potential counterclaims.

         Connecticut Bank of Commerce commenced an action against the Company in Lafayette Parish, Louisiana, subsequently to March 15, 1997. The Plaintiff brought this action to enforce collection of a note in the principal amount of $175,000.00. The Company did not pay the note because of a dispute with respect to the total amount due, but has been able to resolve that issue. Funds have been set aside in an escrow account for payment of an amount agreed upon by Plaintiff that will satisfy the full amount of the claim.

         Charles Daum, Esq. has asserted a claim against the Company for the total sum of $11,671.46 for unpaid legal services. Company disputes the claim at this point primarily because it does not have any documentation to determine whether the claim is in fact owed.

         Other than the above legal proceedings and claim, the Company is not a party to any other material pending or threatened legal proceeding or claim.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NONE.

                                    PART II


ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY
                  HOLDERS
MATTERS

     (a) Market Information. Shares of the Company's common stock have been traded on the OTC Bulletin Board under the symbol "ERHC" since August 23, 1996. The following table sets forth the high and low sales prices of the Common Stock as quoted on the OTC Bulletin Board for the periods indicated. The high and low sales prices for the Common Stock below reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.





                                                                                High             Low


Fiscal Year 1996
4th Quarter (August 23 - September 30, 1996)..............................     $5-3/4           $5-1/4

Fiscal Year 1997
1st Quarter (October 1 - December 31, 1996)...............................      5-1/2            1/4
2nd Quarter (January 1 - March 31, 1995)....................................    2-1/2            5/16
3rd Quarter (April 1 - June 30, 1997).......................................... 5/8              7/32
4th Quarter (July 1 - September 30, 1997)..................................     5-3/8            5/16

Fiscal Year 1998
1st Quarter (October 1 - December 31, 1997)..............................       3-3/8            2-1/2

         (b)      Holders.    The    number   of record holders of the Company's
common stock as of December 15, 1997, was 1,967 based on the   records   of  the
transfer agent.

         (c) Dividends. The Company has not paid any cash dividends since its inception. The Company's credit agreement restricts payment of dividends to amounts that are less than 50 percent of net income. The Company anticipates that all earnings will be retained for the development of its business and that no cash dividends on its common stock will be declared in the foreseeable future.

     During the period from October 1, 1996, through September 30, 1997, the Company raised approximately $1,103,000 in a private placement of the common stock of the Company in exchange for 1,391,898 shares of its common stock.

     During the period from October 1, 1996, through September 30, 1997, the Company issued 10,792,981 shares of its common stock in consideration for: (i) appraisals and engineering services for the Sao Tome project valued at $2,000,000; (ii) Services of directors and officers valued at $3,829,106; (iii) oil wells/leases valued at $ 12,500,000; (iv) assignment of Chevron contract valued at $3,000,000; and, (v) Bapco acquisition valued at $2,250,000.

         Such common stock was issued in reliance upon Section 4(2) and Section 506 of Regulation D.


ITEM 6.           SELECTED FINANCIAL DATA

Note (2)

Revenues                                       1995 (1)              1996              1997
Sales- environmental remediation svcs       $            0                  0           108,000
Sales- oil and gas production                            0                  0                 0
Cost of sales                                            0                  0            53,991
Operating expenses                                   3,404            913,225        17,033,549
Other income and expense                                 0             60,477           (33,456)
Net loss                                            (3,404)          (852,748)      (17,012,052)
Net loss per share                                   (0.01)             (0.35)            (1.62)

Note (1)  Reflects the activity of the predecessor entity.

Note (2) Only three years are presented as the entity has only existed for the past three years.

ITEM 7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

         General


     Environmental Remediation Holding Corporation is an independent oil and gas company engaged in the exploration, development, procuction and sales of crude oil and natural gas properties with current operations focused in Texas, Utah, and the Democratic Republic of Sao Tome and Principe in West Africa.

     The Company strategy in the United States is to increase oil and natural gas reserve, production, and cash flow through (1) the exploration of its existing acreage position in Texas, Utah, and the Democratic Republic of Sao Tome and Principe; (2) the acquisition of additional properties in known producing areas that provide significant development in exploratory drilling potention; (3) the exporation for oil and natural gas reserves; (4) the maintenance of a low operating and cost structure; and, (5) environmenal remediation as it relates to the oil and gas industry.


          The Company has acquired substantially all of its oil and gas properties within the past year. The Company's current development plans require substantial capital expenditures in connection with the exploration, development and exploitation of oil and natural gas properties. Although the Company has historically funded capital expenditures through a combination of equity contribution and short-term financing arrangements, the Company's ability to meet its estimated capital expenditure in Fiscal year 1998 are dependent on the Company's ability to realize the proceeds of the Company's pending debt offering discussed below under "capital expenditures".

         The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto referred to in "Item 8. Financial Statements and Supplemental Data", and "Items 1 and 2. Business and Properties.

RESULTS OF OPERATIONS

During fiscal 1997 the Company incurred a net loss of $17,012,052 compared to a net loss of 852,748 in fiscal 1996. In fiscal 1997 common stock was issued in lieu of cash compensation to directors and outside consultants valued at $12,303,512. In fiscal 1997 common stock was issued to acquire geologic data on Sao Tome valued at $2,000,000, which was immediately charged to expense. In fiscal 1997 $960,000 was accrued, but not paid in cash as compensation to three officers of the Company. Depreciation and amortization amounted to $497,000. The Company's net cash operating loss for the 1997 fiscal year was $1,283,900, compared to 83,700 for the 1996 fiscal year.

The Company had revenues of $109,000 in fiscal 1997 compared to $0 in fiscal 1996. Cost of sales were $54,000 in fiscal 1997 and $0 in fiscal 1996. These revenues and cost of sales were entirely in the environmental remediation industry.

The Company had no oil and gas production during fiscal 1997.

CAPITAL EXPENDITURES

During fiscal 1997 the Company issued 500,000 shares of its common stock to acquire two oil and gas leases in north east Texas comprised of 100 non-producing wells on each lease, with proven reserves totalling 2,500,000 barrels of oil. Late in the year the Company started the the necessary repairs and well rework to begin placing the wells back in production.

During fiscal 1997 the Company issued 3,000,000 shares of its common stock to acquire the Chevron master P&A service agreement.

During fiscal 1997 the Company issued 1,000,000 shares of its common stock to acquire geological data on Sao Tome.

During fiscal 1997 the Company issued 4,000,000 shares of its common stock to acquire Bass American Petroleum Company, (BAPCO), a non-operating oil production company with significant well rework equipment assets.

         RESERVES AND PRICING

         RESERVES AND PRICING

         Oil and natural gas prices fluctuate throughout the year. Generally higher natural gas prices prevail during the winter months of September through February. A significant decline in prices would have a material effect on the measure of future net cash flows which, in turn, could impact the value of the Company's oil and gas properties.

         The Company's drilling and acquisition activities have increased its reserve base and its productive capacity and, therefore, its potential cash flow. Lower gas prices may adversely affect cash flow. The Company intends to continue to acquire and develop oil and gas properties in its areas of activity as dictated by market conditions and financial ability. The Company retains flexibility to participate in oil and gas activities at a level that is supported by its cash flow and financial ability. Management believes that the Company's borrowing capacities and cash flow are sufficient to fund its currently anticipated activities. The Company intends to continue to use financial leverage to fund its operations as investment opportunities become available on terms that management believes warrant investment of the Company's capital resources.

Forward-Looking Statements

         This Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the

Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-K which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), wells to be drilled or reworked, oil and gas prices and demand, exploitation and exploration prospects, development and infill potential, drilling prospects, expansion and other development trends of the oil and gas industry, business strategy, production of oil and gas reserves, expansion and growth of the Company's business and operations, and other such matters are forward- looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic, market or business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently all of the forward-looking statements made in this Form 10-K are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business or operations.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.







                                           INDEX TO FINANCIAL STATEMENTS



                                                                                                               Page

Independent Auditors' Report   .................................................................................F-2

Balance Sheets   ...............................................................................................F-3

Statements of Operations  ......................................................................................F-4

Statements of Stockholders' Equity  ............................................................................F-5

Statements of Cash Flows   .....................................................................................F-6

Notes to Financial Statements  .................................................................................F-7





                         REPORT OF INDEPENDENT AUDITORS



TO:  The Board of Directors and Stockholders
         Environmental Remediation Holding Corp.
         Jericho, New York


We have audited the accompanying balance sheets of Environmental Remediation Holding Corp., (the "Company") as of September 30, 1995, 1996 and 1997 and the related statements of operations, stockholders' equity and cash flows for the period since inception and the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 1995, 1996 and 1997 and the results of its operations and its cash flows for the the period since inception and two years then ended in conformity with generally accepted accounting principles.




                                              /s/ Durland & Company, CPAs, P.A.

Palm Beach, Florida
December 12, 1997




                                   ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                                            Consolidated Balance Sheets
                                                   September 30,

                                                                     1995                1996                 1997
                                                                ---------------     --------------      -----------------
                          ASSETS
CURRENT ASSETS
  Cash                                                       $                0                  0                327,743
  Prepaid expenses and other current assets                                   0                  0                215,708
                                                                ---------------     --------------      -----------------
    Total Current Assets                                                      0                  0                543,451
                                                                ---------------     --------------      -----------------
PROPERTY AND EQUIPMENT
  Equipment (note 1b)                                                         0          3,348,000              5,226,000
                                                                                                                =========
                                                                ---------------     --------------      -----------------
    Total Property and Equipment                                              0          3,348,000              5,226,000
                                                                                                                =========
                                                                ---------------     --------------      -----------------
OTHER ASSETS
  Deposits on fixed assets                                                    0              5,000                136,560
  Crude oil reserves, net (note 1f)                                           0                  0             12,500,000
                                                                                                               ==========
  Chevron P&A master service agreement (note 1h)                              0                  0              3,000,000
  Deferred compensation, net (note 1d)                                  500,000            427,500                250,000
                                                                ---------------     --------------      -----------------
    Total Other Assets                                                        0            432,500             15,886,560
                                                                ---------------     --------------      -----------------
Total Assets                                                 $          500,000          3,780,500             21,656,011
                                                                ===============     ==============      =================
           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accrued expenses and other current payable                 $            3,316                  0                111,054
  Stockholder loans (note 1c)                                                 0              6,730                465,094
  Accrued interest (note 1c)                                                  0                  0                 37,228
  Accrued salaries (note 4)                                                   0                  0                960,000
  Short term bank loan (note 1c)                                              0                  0                175,000
                                                                ---------------     --------------      -----------------
    Total Current Liabilities                                             3,316              6,730              1,748,376
                                                                ---------------     --------------      -----------------
LONG-TERM LIABILITIES
  Long-term debt                                                              0                  0                      0
                                                                ---------------     --------------      -----------------
    Total Long-Term Liabilities                                               0                  0                      0
                                                                ---------------     --------------      -----------------
Total Liabilities                                                         3,316              6,730              1,748,376
                                                                ---------------     --------------      -----------------
STOCKHOLDERS' EQUITY
  Common stock, $0.0001 par value; Authorized
    950,000,000 shares: issued and outstanding 1,639,450
    at September 30, 1995; 3,239,374 at September 30,
    1996 and 22,989,526 at September 30, 1997 (note 3)                      164                324                  2,299
  Preferred stock, $0.0001  par value, authorized
    10,000,000 shares; issued and outstanding 0 at
    September 30, 1995, 1996 and 1997.                                        0                  0                      0
  Additional paid in capital in excess of par                           499,924          4,629,598             38,686,840
  Stock subscriptions receivable                                              0                  0              (913,300)
  Retained earnings (deficit)                                           (3,404)          (856,152)           (17,868,204)
                                                                ---------------     --------------      -----------------
Total Stockholders' Equity                                              496,684          3,773,770             19,907,635
                                                                ---------------     --------------      -----------------
Total Liabilities and Stockholders' Equity                   $          500,000          3,780,500             21,656,011
                                                                ===============     ==============      =================



     The accompanying notes are an integral part of the financial statements
                                       F-3




                                   ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                                       Consolidated Statements of Operations
                       For the period since  inception  ended  September  30, 1995,  and the years ended September 30, 1996 and 1997

                                                              1995                   1996                    1997
                                                         -----------------     ----------------       -----------------

                       REVENUE
Sales - environmental remediation services              $                0                    0                 108,944
Sales - crude oil                                                        0                    0                       0
                                                            --------------        -------------        ----------------
  Total sales                                                            0                    0                 108,944
                                                            --------------        -------------        ----------------
                     COST OF SALES
Cost of sales - environmental remediation services                       0                    0                  53,991
Cost of sales - crude oil                                                0                    0                       0
                                                            --------------        -------------        ----------------
  Total cost of  sales                                                   0                    0                  53,991
                                                            --------------        -------------        ----------------
   Gross profit/(loss)                                                   0                    0                  54,953
                  OPERATING EXPENSES
Automotive expenses                                                      0                7,257                  55,864
Bank charges                                                             0                  184                     421
Compensation - officers                                                  0              147,326               1,185,000
Compensation - directors                                                 0                    0               3,492,981
Consultant fees                                                          0              337,956               8,883,356
Depletion                                                                0                    0                       0
Depreciation                                                             0              372,000                 372,000
Donations                                                                0                    0                  10,500
Dues, fees, licenses and taxes                                           0                    0                   9,552
Insurance                                                                0                    0                 204,099
Geological data and reports (note 1i)                                    0                    0               2,008,848
Oil lease transfer fees                                                  0                    0                  55,000
Office expenses                                                          0                1,072                  97,226
Oil well rework expenses                                                 0                    0                  53,355
Professional fees                                                    3,404               19,500                 244,230
Research and development                                                 0                    0                  17,000
Rent                                                                     0                8,550                  45,950
Telephone                                                                0                    0                  48,528
Travel and entertainment                                                 0               19,380                 235,856
Miscellaneous                                                            0                    0                  13,783
                                                            --------------        -------------        ----------------
  Total operating expenses                                           3,404              913,225              17,033,549
                                                            --------------        -------------        ----------------
Income(loss) from operations                                       (3,404)            (913,225)            (16,978,596)
Interest expense                                                         0                    0                (40,787)
Interest income                                                          0                    0                     601
                                                            --------------        -------------        ----------------
Income(loss) before tax & extraordinary item                       (3,404)            (913,225)            (17,018,782)
Extraordinary item - forgiveness of debt                                 0               60,477                   6,730
                                                            --------------        -------------        ----------------
Income(loss) before taxes                                          (3,404)            (852,748)            (17,012,052)
Income tax expense/(benefit)                                             0                    0                       0
                                                            --------------        -------------        ----------------
Net income(loss)                                        $          (3,404)            (852,748)            (17,012,052)
                                                            ==============        =============        ================
Weighted average number of shares outstanding                      398,643            2,469,511              10,500,293
                                                            ==============        =============        ================
Net loss per share                                      $           (0.01)               (0.35)                  (1.62)
                                                            ==============        =============        ================

    The accompanying notes are an integral part of the financial statements.
                                       F-4




                                   ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                                  Consolidated Statements of Stockholders' Equity
                                         September 30, 1995, 1996 and 1997


                                Number           Common      Pf'd       APIC         Stk Subs       Accumulated         TTL S/H
                              of Shares          Stock       Stock                    Receivable        Deficit            Equity
                            --------------    ------------ -------- ------------ --------------  ----------------  ----------------
BEGIN BALANCE,September 5, 1995               $          0        0            0              0                 0                 0
9/23 - cash                        884,407              88        0            0              0                 0                88
9/25 - services                    755,043              76        0      499,924              0                 0           500,000
  Net loss                               -               0        0            0              0           (3,404)           (3,404)
                            --------------    ------------ -------- ------------ --------------  ----------------  ----------------

BALANCE,
September 30, 1995               1,639,450             164        0      499,924              0           (3,404)           496,684
10/1 - equipment                   744,000              74        0    3,719,926              0                 0         3,720,000
10/10 - cash                        20,000               2        0       49,998              0                 0            50,000
8/9 - cash                          20,500               2        0       42,890              0                 0            42,892
8/19 - reverse merger              356,317              36        0     (243,366)             0                 0         (243,330)
8/19 - S-8 services                 73,277               7        0       73,270              0                 0            73,277
8/30 - services                     10,000               1        0       69,999              0                 0            70,000
9/15 - services                     55,000               6        0      384,994              0                 0           385,000
9/15 - cash                        320,830              32        0       31,963              0                 0            31,995
  Net loss                               -               0        0            0              0         (852,748)         (852,748)
                            --------------    ------------ -------- ------------ --------------  ----------------  ----------------

BALANCE,
September 30,  1996              3,239,374             324        0    4,629,598              0         (856,152)         3,773,770
2/10 - S-8 services              1,600,000             160        0    1,099,840              0                 0         1,100,000
3/4 - oil wells/leases             300,000              30        0    4,999,970              0                 0         5,000,000
3/5 - oil wells/leases             200,000              20        0    7,499,980              0                 0         7,500,000
3/13 - S-8 services                300,000              30        0      374,970              0                 0           375,000
4/5 - Chevron contract           3,000,000             300        0    2,999,700              0                 0         3,000,000
4/5 - services                   1,342,981             134        0    1,342,847              0                 0         1,342,981
4/5 - contributed to corp        (100,000)            (10)        0      (99,990)              0                 0         (100,000)
4/9 - BAPCO acquisition          4,000,000             400        0    2,249,600              0                 0         2,250,000
5/14 - S-8 services              1,500,000             150        0      562,350              0                 0           562,500
6/19 - services                    150,000              15        0       28,110              0                 0            28,125
7/8 - cash                         800,000              80        0      399,920              0                 0           400,000
7/15 - DRSTP information         1,000,000             100        0    1,999,900              0                 0         2,000,000
7/25 - S-8 services              2,335,000             233        0    6,464,798              0                 0         6,465,031
7/30 - services                  1,500,000             150        0    2,249,850              0                 0         2,250,000
7/30 - cash                        147,000              15        0      146,985              0                 0           147,000
8/8 - cash                          74,000               7        0      147,993              0                 0           148,000
9/4 - services                     400,000              40        0      307,960              0                 0           308,000
9/10 - cash stk subs recv          727,273              73        0      799,927      (800,000)                 0                 0
9/15 - cash & stk subs recv        473,898              47        0      482,533      (113,300)                 0           369,280
  Net loss                               -               0        0            0              0      (17,012,052)      (17,012,052)
                            --------------    ------------ -------- ------------ --------------  ----------------  ----------------

BALANCE,
September 30,  1997             22,989,526     $     2,298         0  38,686,841      (913,300)      (17,868,204)        19,907,635
                             ==============    ============ ========= ========== ==============  ================  ================







    The accompanying notes are an integral part of the financial statements.
                                       F-5



                                       ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                                           Consolidated Statements of Cash Flows
                         For the period since  inception ended September 30, 1995, and the years ended September 30, 1996 and 1997



                                                                                1995                      1996                  1997
                                                                           --------------      ---------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss)                                                     $            (3,404)            (852,748)          (17,012,052)
Adjustments to reconcile net loss to net cash used for operating activities:
    Amortization of deferred compensation                                               0              142,500               125,000
    Non-cash gain on forgiveness of debt                                                0             (60,477)               (6,730)
    Stock issued for services rendered                                                  0              315,000            12,345,329
    Stock issued for DRSTP geological data                                              0                    0             2,000,000
    Depreciation                                                                        0              372,000               372,000
Changes in operating assets and liabilities:
   (Increase) decrease in prepaid expenses                                              0                    0             (215,708)
   Increase (decrease) in accrued interest expense                                      0                    0                37,228
   Increase (decrease) in accrued expenses                                          3,316                    0               111,054
   Increase (decrease) in accrued salaries                                              0                    0               960,000
                                                                           --------------      ---------------      ----------------
Net cash (used) provided by operating activities                                     (88)             (83,725)           (1,283,879)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits                                                                                0              (5,000)             (131,560)
                                                                           --------------      ---------------      ----------------
Net cash (used) provided by investing activities                                        0              (5,000)             (131,560)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock sold for cash                                                             88               81,995             1,102,988
Payments on stockholder advances                                                        0             (16,000)             (295,287)
Funds advanced by third-parties                                                         0                    0               175,000
Funds advanced by stockholders                                                          0               22,730               760,481
                                                                           --------------      ---------------      ----------------
Net cash (used)  provided by financing activities                                      88               88,725             1,743,182
Net increase (decrease) in cash                                                         0                    0               327,743
CASH, beginning of period                                                               0                    0                     0
                                                                           --------------      ---------------      ----------------
CASH, end of period                                                  $                  0                    0               327,743
                                                                           ==============      ===============      ================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Interest paid in cash                                                $                  0                    0                 3,559
                                                                           ==============      ===============      ================
Non cash financing activities:
   Stock issued to acquire environmental remediation equipment       $                  0            3,720,000                     0
                                                                           ==============      ===============      ================
   Stock issued to acquire crude oil reserves and wells              $                  0                    0           12,500,000
                                                                                                                         ==========
                                                                           ==============      ===============      ================
   Stock issued to acquire Chevron master P&A service agmt           $                  0                    0             3,000,000
                                                                           ==============      ===============      ================
   Stock issued to acquire BAPCO                                     $                  0                    0             2,250,000
                                                                           ==============      ===============      ================








    The accompanying notes are an integral part of the financial statements.
                                       F-6

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                   Notes to Consolidated Financial Statements
                        September 30, 1995, 1996 and 1997

(1) Summary of Significant Accounting Policies
     The Company. Environmental Remediation Holding Corporation, (ERHC), was incorporated on May 12, 1986 in Colorado as Valley View Ventures, Inc.,
         (VVV). Its name was changed to Regional Air Group Corporation, (RAGC), on September 20, 1988, and then to Environmental Remediation Holding Corporation on August 29, 1996. VVV was created in 1986 as a blind pool to seek a merger opportunity with a viable operating company. In 1988 the company acquired, via a reverse merger, Mid-Continent Airlines which was a regional "feeder" airline operating as Braniff Express. On September 28, 1989, Braniff Airlines filed Chapter 11 Bankruptcy. This event proved to be catastrophic to the then operating business of the Company. RAGC liquidated its assets and liabilities shortly thereafter and remained dormant until its reverse merger with Environmental Remediation Funding Corporation on August 19, 1996. ERHC operates in the environmental remediation industry and the oil and natural gas production industry from its corporate headquarters in Jericho, New York, its operating offices in Lafayette, Louisiana.

         The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the statements of financial condition and revenues and expenses for the years then ended. Actual results could differ significantly from those estimates. The following summarize the more significant accounting and reporting policies and practices of the
         Company:

   a) Basis of presentation The Company acquired 100% of the issued and outstanding common stock of Environmental Remediation Funding Corp.,
         (ERFC), a Delaware corporation, effective on August 19, 1996, in a reverse triangular merger, which has been accounted for as a reorganization of ERFC. At the same time the Company changed its name from RAGC. Prior to the merger ERFC had acquired certain environmental remediation equipment in exchange for common stock. ERFC then employed the seller of this equipment as an outside consultant in exchange for common stock. Subsequently, ERFC was unable to enter into the environmental remediation contracts it had hoped to and asked the consultant to become the Chairman, President and CEO of ERFC.

         At the time of the acquisition of ERFC by RAGC, ERFC owned 100% of Site Services, Inc., (SSI). ERFC had acquired SSI from Bass Environmental Services Worldwide, Inc., (BESW), a company controlled by the Chairman, President and CEO of ERFC. SSI had always been an inactive company, but for certain enviornmental remediation licences which it continues to hold.

         On April 9, 1997, the Company acquired 100% of the issued and outstanding common stock of Bass American Petroleum Company, (BAPCO), which was accounted for as a purchase. BAPCO had been an inactive company for several years previously, however BAPCO owned a variety of oil well production enhancing equipment, which is proprietary to, but not patented by BAPCO. The transaction was in essence an asset acquisition. At the time of the acquisition BAPCO was 100% owned by the Chairman, President and CEO of ERHC. The Company has begun using BAPCO as the operator of the various oil and natural gas leases it has acquired.

         The consolidated  financial  statements include the accounts of SSI and
         BAPCO,  its  wholly  owned  subsidiaries.   Intercompany  accounts  and
         transactions have been eliminated in consolidation.

     b) Equipment Environmental remediation equipment was received by ERFC in exchange for common stock. The fair market value of the equipment was determined through the use of an independent third party equipment appraiser. The then determined fair market value was lower than the previous owners cost basis, and the fair market value of the ERFC stock exchanged was undeterminable, therefore the Company chose to value the equipment received using the appraiser's valuation, or $3,720,000. The Company has chosen to depreciate the equipment using the straight line method over its estimated remaining useful life of ten years.
         Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation expense for the period since inception ended September 30, 1995 was $0 and for the years ended September 30, 1996 and 1997 was $372,000 and $372,000.

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                   Notes to Consolidated Financial Statements





(1) Summary of Significant Accounting Policies, continued
         In the BAPCO acquisition the Company acquired ownership of all rights to BAPCO's proprietary oil well reworking tool, "the BAPCO Tool" as well as other oil and natural gas well reworking equipment. The control of this proprietary tool has enhanced the Company's position to the extent that it would not have been able to enter into the contract to control the Utah oil fields and the reworking of the Indonesian oil fields. The control of this tool also enabled the acquisition of the 200 Texas oil wells to be economically feasible to a greater extent. The fair market value of the equipment was determined through the use of an independent third party equipment appraiser. The Company chose to value the equipment received using the appraiser's valuation, or $2,250,000, because at the time the acquisition was negotiated the Company's common stock was highly volitile in price and extremely thinly traded which led the Company to determine that the equipment was the easier to value under APB 16. The Company expects to depreciate this tool and technology over five years, beginning in the first quarter of fiscal 1998.

     c) Notes payable The Company issued two notes payable to stockholders who are also officers and directors in exchange for cash amounting to $233,398 and $526,883. These notes carry no stated maturity date and an 8.5% rate of interest. The Company has repaid $236,787 and $58,500 on these notes, including interest on one. The remaining note is convertible into restricted stock at 50% of the average bid price for the month in which the loan was made. The conversion is at the option of the noteholder. Accrued interest on these notes is $0, $0 and $21,273 for the period since inception ended September 30, 1995 and for the years ended September 30, 1996 and 1997.

         In January 1997, the Company issued a note payable to a bank in exchange for cash. This note carried a maturity date of March 15, 1997 and a 9.6875% interest rate. The Company is in default on this note. The default interest rate is 13.6875%. The Company and the bank had originally expected to roll this note over into a long-term credit facility. The Company chose not to accept the long-term facility due to the terms offered. The Company has reached an agreement with the bank regarding repayment terms. Accrued interest on this note is $0, $0 and $15,955 for the period since inception ended September 30, 1995 and for the years ended September 30, 1996 and 1997.

     d) Deferred compensation ERFC issued 755,043 shares of its common stock into escrow in exchange for services to be rendered by a consultant under a four year contract. These services were valued at $125,000 per year, therefore the Company is amortizing this deferred compensation expense at a rate of $31,250 per quarter. This consultant later became ERFC's Chairman, President and CEO.

         On August 30, 1996, the Company issued 10,000 shares of its common stock, valued at $70,000, to an attorney for services to be rendered at below market rates for a period of 4 months. Accordingly, the Company amortized this expense over the term of the agreement.

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                   Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies, continued

     e) Net loss per share Net loss per share is computed by dividing the net loss by the number of shares outstanding during the period.

     f) Crude oil reserves At September 30, 1996, the Company had no oil and gas reserves. In March 1997, the Company acquired an undivided 8/8 interest in a 100 well lease located in the Gunsite Sand Lease in Ector, Texas, in exchange for 300,000 shares of the Company's common stock. The Company received an independent evaluation of this field which reflected 1,000,000 barrels of proven oil reserves. In March 1997, the Company acquired an undivided 8/8 interest in a 100 well lease located in the Woodbine Sand Lease Block in Henderson, Texas, in exchange for 200,000 shares of the Company's common stock. The Company received an independent evaluation of this field which reflected 1,500,000 barrels of proven oil reserves. The Company has valued the proven reserves at current market value, less lifting costs, less projected well rework costs, less projected equipment repair/replacement costs, less estimated dismantlement, restoration and abandonment costs and less a discount of approximately 50% to allow for potential errors in the estimated costs and reserve reports and fluctuations in the market value of crude oil. The Company chose to value these acquisitions on the basis of the asset value received rather than the value of the common stock given up as at the time of the acquisition the stock price was highly volatile and thinly traded.

         Both acquisitions also included all existing equipment on site. The Company has not recorded the fair market value of the equipment in place, as all of such equipment has minimal scrap value, which is the only valuation method available due to the non-operational status of the wells at acquisition and for several years prior to acquisition. The Company spent $53,000 for the year ended September 30, 1997 on well equipment repairs and well rework, all on the Gunsite lease. The Company expects to capitalize and depreciate repairs which are believed to extend the useful life of such existing equipment beyond one year, as well as the cost of replacement equipment.

         The Company expects to utilize the sucessful efforts method of accounting for its oil and gas producing activities once it has reached the producing stage. The Company expects to regularly assess proved oil and gas reserves for possible impairment on an aggregate basis in accordance with SFAS 121.

     g) Depletion Depletion (including provisions for future abandonment and restoration costs) of all capitalized costs of proved oil and gas producing properties are expected to be expensed using the unit-of-production method by individual fields as the proven developed reserves are produced.

     h) Chevron master P&A service agreement In September 1996 Bass Environmental Services Worldwide, Inc., (BESW), entered into a Master Service Agreement with Chevron to plug and abandon oil wells located in the Gulf of Mexico off the coast of Louisiana. In April 1997, BESW assigned this contract to the Company in exchange for 3,000,000 shares of the Company's common stock. Chevron has reissued the contract in the Company's name. The Company valued this acquisition on the basis of the Company's bid price on the date the agreement was signed, or $1 per share. The Company expects to begin commercializing the agreement in fiscal 1998, therefore it will begin amortizing this contract value over a five year period beginning in fiscal 1998.

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                   Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies, continued
     i) DRSTP geological data In July 1997, the Company acquired substantial geologic data and other information from an independent source in exchange for one million shares of the Company's common stock. This data was valued at $2,000,000 based the agreement with the seller that Company would repurchase these shares for $2,000,000 at a rate of 25% per quarter should the seller so choose. The Company expensed this acquisition cost immediately.

(2) Income taxes The Company has a consolidated net operating loss carry-forward amounting to $15,868,204, expiring as follows: $3,404 in 2010, $852,748 in 2011 and $15,012,052 in 2012. The Company has a
         $6,347,282 deferred tax asset resulting from the loss carry-forward, for which it has established a 100% valuation allowance. Until the Company's current plans begin to produce earnings it is unclear as to the ability of the Company to utilize these carry-forwards.

(3) Stockholders' equity The Company has authorized 950,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock. On September 30, 1995, the predecessor entity, ERFC, had 1,639,450 shares issued and outstanding, which had been issued during the month since inception as 884,407 shares for $88 in cash and 755,043 shares for a four year consulting agreement valued at $500,000 with a then independent consultant who subsequently became the Company's Chairman, President and CEO.

         In October 1995, ERFC issued 744,000 shares in exchange for environmental remediation equipment valued by an independent appraiser at $3,720,000. This equipment was acquired from the consultant who had received the 755,043 shares and subsequently became the Company's Chairman, President and CEO. In October 1995, ERFC issued 20,000 shares for $50,000 in cash.

         In August 1996, ERFC issued 20,500 shares in exchange for $42,892 in cash. On August 19,1996, the sucessor Company issued 2,433,950 shares of common stock to acquire 100% of the issued and outstanding common stock of ERFC. At the time of the acquisition ERHC, then known as RAGC, had 356,317 shares issued and outstanding as a result of a 1 for 2,095 share reverse stock split. On August 19, 1996, the Company issued 73,277 shares of common stock to a consultant in exchange for services valued at $1.00 per share related to the merger. In August 1996, the Company issued 10,000 shares of its common stock, valued at $70,000, to an attorney for services to be rendered at below market rates for a period of 4 months. In September 1996, the Company issued 55,000 shares of its common stock under three consulting contracts previously negotiated, valued at $385,000. In September 1996, the Company issued 320,830 shares of its common stock in exchange for $31,995 in cash.

         In February 1997, the Company issued 1,600,000 shares of common stock via an S-8 registration in exchange for consulting and professional services valued at $1,100,000. In March 1997, the Company acquired a 100 oil well lease with one million barrels of proven oil reserves valued at $5,000,000 in exchange for 300,000 shares of the Company's common stock. In March 1997, the Company acquired a 100 oil well lease with one and one-half million barrels of proven oil reserves valued at $7,500,000 in exchange for 200,000 shares of the Company's common stock. In March 1997, the Company issued 300,000 shares of common stock via an S-8 registration valued at $375,000 in exchange for public relations services, of which approximately 150,000 had been earned at fiscal year end. The balance will either be earned or returned to ERHC.

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                   Notes to Consolidated Financial Statements

(3)  Stockholders' equity, continued
         In April 1997, the Company issued 3,000,000 shares of common stock in exchange for the assignment of the Chevron P&A master service agreement, valued at $3,000,000. In April 1997, the Company issued 1,342,981 shares of common stock to three directors in lieu of cash compensation for services rendered to the Company valued at $1,342,981. In April 1997, a director contributed 100,000 shares of common stock back to the Company with a value of $100,000. In April 1997, the Company issued 4,000,000 shares of common stock in exchange for 100% of the issued and outstanding common stock of Bass American Petroleum Company, (BAPCO), valued by an independent appraiser at $2,250,000. In May 1997, the Company issued 1,500,000 shares of common stock via an S-8 in exchange for consulting and professional services valued at $562,500. In June 1997, the Company issued 150,000 shares of common stock to two independent consultants for services valued at $28,125. One of these consultants became an employee of the Company in September 1997.

         In July 1997, the Company issued 800,000 shares under a Section 4(2) exemption from registration to a previously unrelated party in exchange for $400,000 in cash. In July 1997, the Company acquired substantial geologic data and other information from an independent source in exchange for 1,000,000 shares of the Company's common stock. This data was valued at $2,000,000 based the agreement with the seller that
         Company would repurchase these shares for $2,000,000 at a rate of 25% per quarter should the seller so choose. In July 1997, the Company issued 2,335,000 shares of common stock to three independent consultants for services valued at $6,465,031, principally relating to the Company's acquisition of the MIII agreement. In July 1997, the Company issued 1,500,000 shares of common stock to three directors in lieu of cash compensation for services rendered to the Company valued at $2,250,000. In July 1997, the Company issued 147,000 shares of common stock under a Regulation D Rule 506 private placement in
         exchange for $147,000 in cash. In August       1997, the Company issued
         74,000      shares      of        common        stock      under      a
         Regulation D Rule 506 private placement in exchange for $148,000 in cash. In September 1997, the Company issued 400,000 shares of common stock to an independent consultant for services valued at $308,000. In September 1997, the Company issued 370,898 shares of common stock under a Regulation D Rule 506 private placement in exchange for $407,988 in cash. In September 1997, the Company received stock subscription agreements for $913,300 in cash under a Regulation D Rule 506 private placement representing 830,273 shares of common stock.

         The Company is contingently liable to issue up to three million shares of restricted stock in total to three officers and directors of the Company for their efforts in closing the Sao Tome & Principe contract. These shares will be issued upon the joint venture oil production level of 20,000 barrels a day being attained. The Company is contingently liable to issue up to two million shares of restricted stock to two officers and directors of the Company for their efforts in closing the M III contract in Utah upon the joint venture oil production level of 4,000 barrels a day being attained. This two million shares includes the 500,000 shares the Company is to issue to MIII. The Company is also contingently liable to issue an additional two million shares upon the joint venture attaining production of a total of 6,000 barrels a day.

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                   Notes to Consolidated Financial Statements


(4) Accrued salaries At September 30, 1995, 1996 and 1997 the Company has accrued salaries of $0, $0 and $960,000, respectively, for three officers. These officers can, at their option, convert these salaries into common stock of the Company at the rate of one-half of the average bid price of the Company's common stock for the months in which the salary was earned.

(5) Commitments and contingencies The Company is committed to lease payments for 9 vehicles under operating leases totalling $52,292 and $20,043 for the years ended September 30, 1998 and 1999, respectively. The Company paid $0, $0 and $52,500 in vehicle lease expense for the period since inception ended September 30, 1995 and for the years ended September 30, 1996 and 1997, respectively. The Company currently leases its office space and operating facilities on a month to month basis. The Company paid $0, $8,550 and $45,950 in facility rent for the period since inception ended September 30, 1995 and for the years ended September 30, 1996 and 1997.

(6) Segment information The Company has three distinct lines of business through its two wholly owned subsidiaries, Site Services, Inc., (SSI), and Bass American Petroleum Company, (BAPCO), and a joint venture agreement. SSI operates in the environmental remediation industry and BAPCO will operate in the oil and gas production industry. SSI's principal identifiable assets consist of $2,976,000, (net), of environmental equipment, a barge deposit of $131,000 and the Chevron P&A master service agreement valued at $3,000,000, (net). All of the Company's 1997 revenues of $109,000 and cost of sales of $54,000 relate to SSI. BAPCO's principal identifiable assets consist of crude oil reserves valued at $12,500,000 and equipment valued at $2,250,000. The Company also expects to operate in the supply industry through a joint venture agreement to supply fuel and other goods to ships transiting the Panama Canal. No pricipal identifiable assets yet exist for this line of business.

(7) Subsequent events
     a) Stockholder's equity The 830,273 shares of common stock were issued by the Company upon receiving the $913,300 in cash in October 1997 which had been subscribed for at September 30, 1997. In October and November 1997, the Company issued 175,599 additional shares of common stock in exchange for $183,359 in cash under the same private placement memorandum offering in August and September 1997.

     b) Convertible notes In November and December 1997, the Company issued 5.5% convertible senior subordinated secured notes due 2002 in exchange for approximately $4,300,000 in cash. These notes are convertible into shares of the Company's common stock at a conversion price to be determined by so stated formula, but at a price no less than $1.25 per share. If all of the notes are converted at the lowest possible price, the Company would be required to issue 3,440,000 shares of common stock. These notes also carried warrants for an additional 258,000 shares of common stock with an exercise price of $3.17 per warrant, or total proceeds to the Company of $817,860 in the event all of the warrants are exercised. The notes are secured by the Company's non-MIII oil reserves in Utah.

     c) Sao Tome concession payment When the Company entered into the joint venture agreement in May 1997 with the Democratic Republic of Sao Tome and Principe, (DRSTP), the Company was required to pay a $5,000,000 concession fee to the DRSTP goverment. In September 1997, the Company received a Memorandum of Understanding from the DRSTP government which allows the Company to pay this concession fee within five days after the DRSTP files the relevant official maritime claims maps with the United Nations and the Gulf of Guinea Commission. In December 1997, the Company paid $2,000,000 of this concession fee to the DRSTP form the proceeds of the convertible note offering.

     d) Utah oil wells and reserves On September 29, 1997, the Company entered into an agreement to acquire 22 oil, gas and mineral leases located in Uintah and Duchesne Counties, Utah from three joint owners. The purchase agreement was closed on October 8, 1997, at which time the the Company received the lease assignment. The terms of the

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                   Notes to Consolidated Financial Statements

(7) Subsequent events, continued
     d) Utah oil wells and reserves, continued acquisition are for the Company pay $250,000 in cash, issue 250,000 shares of the Company's common stock at each of the following four dates: closing; December 30, 1997; March 30, 1998 and June 30, 1998. The Company also was required to guarantee that the bid price on the date the Rule 144 restrictions lapse will be no less than $2.00 per share or the Company is required to either issue additional shares or to pay the difference in cash, at the Company's option. The Company also granted the sellers a 4% gross production receipts royalty to a maximum of $677,000. The Company is currently evaluating the existing reserve reports and underlying data on these leases as well as has contracted another independent appraiser to complete new reserve reports for its use.

      e) Olmos Nueces River Prospect oil and natural gas lease On September 22, 1997, the Company entered into an agreement to acquire a 3/8 undivided interest in a natural gas well that had been plugged and abandoned approximately 10 years ago. This agreement requires the Company to pay the seller $200,000 and 50,000 shares of the Company's common stock, as well as to pay the Company's proportinate share of the costs to reenter this well. The Company is also required to carry the seller's 1/8 proportionate share of the reentry costs until the well is producing. The seller also owns an undivided 50% interest in the oil and gas lease on the 49,019 acres of land contiguous to the initial well. The agreement allows the Company to acquire a 3/8 undivided interest in this lease by paying to the seller approximately $343,000 each April for four years. The Company received the initial lease assignment on December 1, 1997. The Company is currently evaluating the existing reserve reports and underlying data on these leases as well as has contracted another independent appraiser to complete new reserve reports for its use.

     f) Firm commitment letter of intent In December 1997, the Company received a firm commitment letter of intent form a registered brokerage house which contemplates a public offering of approximately $50,000,000 of the Company's securities. This offering, if it proceeds, is contemplated for early 1998.

     g) Test oil production In late November 1997, test oil production amounting to approximately 444 barrels was picked up from the tanks at the Gunsite Sand lease. At that time the Company had approximately 9 wells back on line and pumping. In late November and early December 1997, test oil production amounting to approximately 1,292 barrels was picked up from the tanks at the 22 leases in Uintah and Duchesne Counties, Utah.

     h) Stock repurchase In December 1997, the Company repurchased 250,000 shares of its common stock for $500,000 in cash. This was the first 25% quarterly repurchase agreed to by the Company relating to the 1,000,000 shares issued to acauire the DRSTP geological data.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         NONE.


ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Directors and Executive Officers


         The names and age of the directors and executive officers of the Company, and their positions with the Company, are as follows:


Name                                            Age                 Position


Sam L. Bass, Jr............................     63                  Chairman of the Board, President and Chief
                                                                    Executive Officer
James R. Callender, Sr.....................     57                  Chief Operating Officer, Vice President and
                                                                    Director
Noreen G. Wilson...........................     45                  Chief Financial Officer, Vice President and
                                                                    Director
James A. Griffin...........................     43                  Secretary, Treasurer and Director
Robert McKnight............................     62                  President of BAPCO
William Beaton.............................     75                  Director

         The principal occupations for the past five years (and, in some instances, for prior years) of each of the directors and executive officers of the Company are as follows:

         Sam L. Bass, Jr. has been the Chairman of the Board, President and Chief Executive Officer of the Company since September 1996. Mr. Bass also serves as the Chief Executive Officer of Bass Environmental Waste, Inc., which he founded in 1987, U.S. Energy, Inc., which he founded in 1984, and Bass Stabilizers, Ltd., which he co-founded in 1978, each of which is a privately-held company to which he devotes minimal time. From December 1993 to September 1995, he served as President and Chief Executive Officer of Bass Environmental World Wide Services, Inc. From January 1992 to September 1995, he served as President and Chief Executive Officer of Bass Environmental Inc. Mr. Bass is a pioneer in the field of downhole drilling and stabilization, and is the inventor of seven drilling aids, many of which are being used around the world. Mr. Bass founded a fire-fighting organization called Al-Wadhi, through which he joined others in efforts to put out oil well fires in Kuwait, immediately after the Gulf War, for a period of `approximately 18 months in 1991 and 1992. Mr. Bass received a B.A. degree from McNeese State University in 1949 and an M.A. degree in Mechanical Engineering from Georgia Tech in 1952.

         James R. Callender, Sr. has served as Chief Operating Officer and Vice President of the Company since August 1997 and a Director since September 1996. He has also been the President and owner of CalSons Co. Inc., an ostrich farm and cattle ranch located in Louisiana, since November 1990. From July 1997 to August 1997, Mr. Callender served as a Consultant to the Company. From March 1997 to April 1997, he served as a Consultant to Forcenergy Inc., an independent oil and gas company. From September 1996 to March 1997, Mr. Callender served as a Management Consultant to Arctic Recoil, Inc., a maker of high pressure well control units. He acted as an Investment Consultant to Coburn Inc., an oil field construction and heavy equipment operator, from February 1996 to September 1996. From January 1993 to December 1995, Mr. Callender served as Chief Engineer to the Chief Executive Officer and Senior Consultant at Unocal Corp., a fully integrated energy resources company whose worldwide operations comprise many aspects of energy production. Until December 1992, he served as Drilling Manager of Worldwide Operations at Unocal Corp. Mr. Callender received a B.S. degree in Geology and Engineering from Louisiana State University in 1964.

         Noreen G. Wilson has served as Chief Financial Officer of the Company since June 1997. She has been a Director of the Company since December 1996. From January 1995 to the present time, Mrs. Wilson has served as President of Supertrail Manufacturing Company, Inc., a real estate development firm located in Aberdeen, Mississippi. Supertrail Manufacturing Company, Inc. filed for Chapter 11 reorganization under the federal Bankruptcy Code in January 1995. At that point in time, Mrs. Wilson became President, in order to guide and manage the company through its reorganization, and she donates minimal time in this position. From February 1993 to December 1996, Mrs. Wilson served as an

International Consultant for the financing of American builders and contractors overseas, primarily working through the Export/Import Bank and the World Bank. During the same time period, Mrs. Wilson served as Vice President of Traditional Enterprises, a financial consulting firm located in Roswell, Georgia. Ms. Wilson is the first cousin of James A. Griffin.

         James A.Griffin has been the Secretary, Treasurer and a Director of the Company since September 1996. From April 1992 to April 1996, Mr. Griffin was a founding and managing partner in the law firm of Griffin & Pellicane, Esq. located in Westbury, New York. In April 1996, he formed the law firm of James A. Griffin, Esq., but he is currently minimally involved in the practice of law. He received his J.D. from Touro College, Jacob D. Fuchsberg Law Center, in 1987. He received his B.A. degree from Dowling College in 1976 and his B.S. degree at the State University of New York at Stony Brook, School of Allied Health Sciences, in 1979. He is admitted to practice law in the State of New York and is a member of the American Bar Association, the New York State Bar Association and the Nassau County Bar Association. Mr. Griffin is the first cousin of Noreen G. Wilson.


         Robert McKnight has been the President of BAPCO since August 1997. Previously, Mr. McKnight acted as a Consultant to the Company from November 1996 until August 1997. From August 1991 until July 1996, Mr. McKnight acted as a Consulting Engineer to Patriot Resources, an oil and gas company located in Dallas, Texas. Mr. McKnight has 35 years of experience in supervising and managing drilling and production operations, including reservoir and field evaluations, reserve and cash flow determinations for property acquisitions, and equity determinations. Mr. McKnight received his B.S. in Petroleum Engineering from Texas A&M University in 1957.

         William Beaton has been a Director of the Company since September 1996. He currently serves as the Chairman of The Institute of Petroleum (West of Scotland Branch) and has been in that position for more than the past five years. He was the General Manager of Clydsedale Bank of Glasgow, Scotland until his retirement in 1982. Since his retirement from the Bank, he has worked as a self-employed consultant to public and smaller independent companies. He has been involved in the international oil and gas industry for almost 30 years, with more than 50 years of experience in management and finance.

         All directors hold office until the next annual meeting of shareholders and until their successors are duly elected and qualified, unless their office is vacated in accordance with the Certificate of Incorporation of the Company. Officers are elected to serve, subject to the discretion of the Board of Directors, until their successors are appointed. Except for the relationship between Noreen G. Wilson and James A. Griffin, who are cousins, there are no family relationships among the directors and officers of the Company.

Advisory Board

         The Company has established an Advisory Board comprised of three members with experience in the areas of oil and gas production. The Advisory Board meets periodically with the Company's Board of Directors and management to discuss matters relating to the Company's business activities including establishing commercial business alliances and working projects with corporations and government agencies on an international basis. Members of the Advisory Board are reimbursed by the Company for out-of-pocket expenses incurred in serving on the Advisory Board.

         Some of the members of the Advisory Board may serve as consultants to the Company under consulting agreements for which they will receive compensation. To the Company's knowledge, none of its Advisory Board members or other consultants has any conflict of interest between their obligations to the Company and their obligations to others.

         The  members  of  the  Company's   Advisory  Board  and  their  primary
professional or academic affiliations are listed below.

         Senator Vance Hartke has been a member of the Company's Advisory Board since September 1996. Mr. Hartke was the United States Senator for Indiana from 1959 to 1977. While a Senator, he served on both the Finance Committee and the Commerce Committee, two of the most powerful and prestigious committees of the U.S. Senate. Prior to his senatorial term, he served as Mayor of the City of Evansville, Indiana from 1956 to 1958, when he resigned to take his seat in the U.S. Senate. Mr. Hartke's political career also includes service as a Deputy Prosecuting Attorney, seven times as a delegate to the Democratic National Convention, as Democratic County Chairman in Vanderburgh County, Indiana, and a Chairman of the U.S. Senatorial Campaign Committee. He continues to practice law at the law firm of Hartke & Hartke in Falls Church, Virginia. He currently sits on the Board of Directors of the International Human Assistance Programs, the New York Hall of Science and Technology, the New York Commission for the Development of Flushing Meadows, Federated Finance Corp., First Federated Savings Bank, and McCrane & Co. He received his A.B. from the University of Evansville in 1941, and his J.D. from Indiana University School of Law in 1948 where he was Editor in Chief of the Indiana Law Journal.

         Marvin Gibbons has been a member of the Company's Advisory Board since September 1996. In 1990, Mr. Gibbons founded a private company seeking investment capital for various development projects, including several Native American Indian Developments. He opened a private domestic and international import/export company, as well. During the past seven years, Mr. Gibbons became a partner and Acting Secretary of CAL-NOR, Cal-Marine Industries, ESOP, and Zenith Insurance Limited. He is currently involved in a number of Development Projects both in the United States and internationally.

         Ken Water has been a member of the Company's Advisory Board since September 1996.

         All directors hold office until the next annual meeting of shareholders and until their successors are dully elected and qualified, unless their office is vacated in accordance with the Articles of the Company. Officers are elected to serve, subject to the discretion of the Board of Directors, until their successors are appointed.

ITEM 11.                     EXECUTIVE COMPENSATION

         The following table sets forth, in summary form, the compensation received during each of the Company's last year by the Chief Executive Officer of the Company and by the four other most highly compensated executive officers whose compensation exceeded $100,000 during the year ended September 30, 1997:


                                            SUMMARY COMPENSATION TABLE

                                   Annual Compensation(c,d,e)                 Long-Term Compensation(f,g,h)

(a)               (b)           (c)           (d)           (e)                 (f)              (g)          (h)


NAME AND                                                                        RESTRICTED
PRINCIPAL         FISCAL                                    OTHER ANNUAL        STOCK            OPTIONS/     LTIP
POSITION          YEAR          SALARY        BONUS         COMPENSATION        AWARDS           SARs         payout

Sam L. Bass,      1997          $480,000           0              $125,000      0                     0          0
Jr., CEO,                          (2)                               (3)
President

James R.          1997          $100,000           0                  0         500,000               0          0
Callender,           (1)                                                        shares
Chief                                                                              (4)
Operating
Officer,
Director

James A.          1997          $120,000           0                  0         500,000               0          0
Griffin,                           (2)                                          shares
Secretary,                                                                         (4)
Treasurer,
Director

Noreen G.         1997          $360,000           0                  0         500,000               0          0
Wilson,                            (2)                                          shares
Executive                                                                          (4)
Vice
President,
Chief
Financial
Officer



(1)      James R. Callender joined the Company as its Chief Operating Officer in _______________.  Noreen G.
Wilson joined the Company as Executive Vice-President and Chief Financial Officer in________________.

(2)      Salaries for Sam L. Bass, Jr., James A. Griffin, and Noreen G. Wilson are accrued and not paid in cash.
Each has an option to convert all or part of any accrued salary to common stock of the Company at a price reasonably established by the Board of Directors.

(3)      Represents amortization of Common Stock of ERFC distributed in 1995 to Sam L. Bass, Jr. (see Financial
Statements note #_______).

(4)      Restricted stock awards to Messrs. Griffin and Callender and Ms. Wilson were awarded in fiscal year 1997 and were vested as of the date of grant.


Compensation of Directors

         Non-employee directors of the Company currently receive no cash compensation for serving on the Board of Directors other than reimbursement of reasonable expenses incurred in attending meetings. The Company does not intend to separately compensate employees for serving as directors.

         In September 1996, the Company issued to each of James R. Callender, Noreen G. Wilson, James A. Griffin and William Beaton, directors of the Company, 500,000 Common Shares in connection with their serving on the Company's Board of Directors.

Limitation of Liability and Indemnification

         Pursuant to the provisions of the Delaware General Corporation Law (the "Delaware Law"), the Company has adopted provisions in its Certificate of
Incorporation which provide that directors of the Company shall not be personally liable for monetary damages to the Company or its stockholders for a breach of fiduciary duty as a director, except for liability as a result of (i) a breach of the director's duty of loyalty to the Company or its stockholders,
(ii) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) an act related to the unlawful stock repurchase or payment of a dividend under Section 174 of the Delaware Law, and
(iv) transactions from which the director derived an improper personal benefit. Such limitation of liability does not affect the availability of equitable remedies such as injunctive relief or rescission.

         The Company's Certificate of Incorporation also authorizes the Company to indemnify its officers, directors and other agents, in accordance with the Company's by-laws, agreements or otherwise, to the full extent permitted under the Delaware Law. The Company intends to enter into indemnification agreements with its directors and officers which may, in some cases, be broader than the specific indemnification provisions contained in the Delaware Law. The indemnification agreements may require the Company, among other things, to indemnify such officers and directors against certain liabilities that may arise by reason of their status or service as directors or officers (other than liabilities arising from willful misconduct of a culpable nature), to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified, and to obtain directors' and officers' insurance if available on reasonable terms.

         At present, there is no pending litigation or proceeding involving a director, officer, employee or agent of the Company where indemnification will be required or permitted. The Company is not aware of any threatened litigation or proceeding which may result in a claim for such indemnification.

Compensation of Executive Officers

         During the fiscal year ended September 30, 1997, the Company did not make cash payments to any of its executive officers for salary, except for James
R. Callender, Sr., the Company's Chief Operating Officer, who was paid a total of $100,000 in August and September 1997, and Robert McKnight, the President of BAPCO, who was paid a total of $20,000 in August and September 1997. The Company continues to compensate Messrs. Callender and McKnight at the current rate of $40,000 and $10,000 per month, respectively. The Company, however, made lease payments on automobiles for each of Sam L. Bass, Jr., Noreen G. Wilson, James A. Griffin and Mr. McKnight during the fiscal year ended September 30, 1997, in each case of approximately $450 per month.

         In addition, in August 1996, at the time Mr. Bass joined the Company as a consultant, he was issued, in lieu of consulting fees for the fiscal years ended September 30, 1997, 1998, 1999 and 2000, a total of 375,000 Common Shares, vesting annually in one-fourth increments.

Employment Agreements

         The Company contemplates entering into three-year employment agreements with each of Sam L. Bass, Jr., James A. Callender, Sr., Noreen G. Wilson and James A. Griffin to serve in their respective positions. The Company is still in the process of determining the terms and conditions of each employment agreement. Stock Option Plan

         The Company does not currently have a stock option plan or other similar employee benefit plan for executives and/or other employees of the Company, and no options have been granted or are currently outstanding.


         The Board of Directors of the Company plans to approve and adopt a proposed 1998 Stock Option Plan (the "Plan"), pursuant to which officers, directors, key employees, and consultants of the Company will be eligible to receive incentive stock options and non-qualified stock options to purchase Common Shares. The Plan would also provide for the grant of stock appreciation rights, restricted stock, performance shares and performance units at the discretion of Company's Board of Directors.

         With respect to incentive stock options, the Plan would provide that the exercise price of each such option be at least equal to 100% of the fair market value of the Common Shares on the date that such option is granted (and 110% of fair market value in the case of shareholders who, at the time the option is granted, own more than 10% of the total outstanding Common Shares), and would require that all such options have an expiration date not later than the date which is one day before the tenth anniversary of the date of the grant of such option (or the fifth anniversary of the date of grant in the case of 10% or greater shareholders. However, with certain limited exceptions, in the event that the option holder would cease to be associated with the Company, or would engage in or be involved with any business similar to that of the Company, such option holder's incentive options would immediately terminate. Pursuant to the Plan, the aggregate fair market value, determined as of the date(s) of grant, for which incentive stock options are first exercisable by an option holder during any one calendar year will not exceed $ 100,000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of December 29, 1997, with respect to the beneficial ownership of the Company's Common Shares by each shareholder known by the Company to be the beneficial owner of more than 5% of its outstanding shares, by each director of the Company, by the executive officers named in the table below and by the directors and executive officers of the Company as a group. Except as otherwise noted, the persons named in this table, based upon information provided by such persons, have sole voting and investment power with respect to all Common Shares beneficially owned by them.




                                                     Common Shares Beneficially Owned

                Name and Address (1)                 Number (2)               Percentage
                --------------------

Sam L. Bass, Jr.............................          8,679,568                   39.7%
James R. Callender, Sr......................          500,000                     2.3
Noreen G. Wilson............................          500,000                     2.3
James A. Griffin............................          500,000                     2.3
Robert McKnight.............................          75,000                      *
William Beaton..............................          500,000                     2.3
All officers and directors as a group                 10,754,568                  49.2%
   (six persons)............................


-------------------
*        Represents less than 1% of outstanding Common Shares or voting power.

(1) The address of each beneficial owner is c/o Environmental Remediation Holding Corporation, 420 Jericho Turnpike, Suite 321, Jericho, New York 11753.

(2) Shares beneficially owned and percentage of ownership are based on 21,858,000 Common Shares outstanding as of December 29, 1997. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or dispositive power with respect to such shares.

(3) The Company is not aware of any arrangements which may at a later date result in a change of control of the Company.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company's predecessor, Environmental Remediation Funding Corporation ("ERFC"), was incorporated under the laws of the State of Delaware in September 1995. In August 1996, the stockholders of ERFC exchanged all of their shares of ERFC for 2,433,950 authorized and unissued shares of common stock, representing 87.2% of such then outstanding shares, of Regional Air Group Corporation ("RAIR"), a Colorado corporation. RAIR was a publicly-owned corporation which had ceased operations and as a result had only nominal assets and liabilities. ERFC was then merged into RAIR. Following the acquisition of control, the stockholders of RAIR approved the change in the Company's name to Environmental Remediation Holding Corporation.

         In April 1997, the Company acquired all of the outstanding capital stock of BAPCO, a privately-held company controlled by Sam L. Bass, Jr., who has been the Company's Chairman of the Board, President and Chief Executive Officer since September 1995. Through this acquisition, the Company acquired, among other assets, ownership of all rights to the BAPCO Tool and assignment of the Chevron master service agreement. The Company issued 4,000,000 Common Shares to Mr. Bass in exchange for the outstanding capital stock of BAPCO. In addition, the Company issued 3,000,000 Common Shares to BEW, a company controlled by Mr. Bass, in connection with the assignment of the Chevron master service agreement. See "Business - Environmental Remediation Services."

         From time to time, Noreen G. Wilson and James A. Griffin, both executive officers and directors of the Company, have advanced funds to the Company in the total amount of approximately $500,000, pursuant to 8.5% demand promissory notes of which $269,000 has been repaid. The balance of such notes are convertible into Common Shares at the option of the noteholder at a conversion rate per share equal to the fair market value of a Common Share at the time of the advance.

ITEM 14.          EXHIBITS

Index to Exhibits                                                     Page

Financial Data Schedule

Financial Statements

Chevron Master Service Order and
Letter Agreement dated 10/1/96

Centram Marine Services, S.A.
Joint Venture Agreement dated 12/6/96

Memorandum of Agreement Between
M III Corporation and ERHC dated 6/28/97

Sao Tome Memorandum of Understanding dated 9/30/97

Chevron U.S.A., Inc.
935 Gravier Street
New Orleans, LA 70112

Gentlemen:

It is anticipated that you may hereafter from time to time require the undersigned to perform certain work for your company and that because of the necessity of expediting such work, you may find it desirable to issue in the first instance an oral order covering such work, which oral order may or may not later be confirmed by delivery to the undersigned of your usual written "Service Order and Agreement".

This letter will confirm our agreement that all work which the undersigned may hereafter and from time to time perform for your company shall be performed by the undersigned as "Contractor" under and pursuant to the provisions of your "Master Service Order and Agreement", copy of which is hereto attached, and that the terms thereof shall apply to the work so performed, regardless of the fact that delivery of the "Service Order and Agreement" may not occur until after such work has been completed, or, may not occur at all and irrespective of any statement contained in any receipt, document, order or published price list of our company pertaining to such work which may be signed or accepted by your or our respective employees before or after completion of the work, except in instances where special agreements expressly amendatory of this agreement may be signed by officers of your company.

The above shall continue in effect until terminated by the undersigned or by your company by five days' written notice from one to the other.



                                                      Yours very truly,

                                                      /S/ Sam L.  Bass
                                                      Sam L.  Bass, President

                                                      Date : 23 September 1996
Attachment

/S/ Charles R.  Briley
(Witness)

/S/ George LeBlanc
(Witness)

                                                   CHEVRON U.S.A., INC.
                                                   Gulf of Mexico Business Unit

                                                   By /S/  A.J. Chaquin
                                                   Assistant Secretary

                                                   Date : September 30, 1996

CHEVRON
Chevron U.S.A. Production, Co.
Gulf of Mexico Business Unit
935 Gravier Street
New Orleand, LA 70112

October 1, 1996

Mr. Sam Bass & Mr. George LeBlanc

Environmental Remediation Holding Corporation
111 Tubing Road
Broussard, LA 70363

Environmental Remediation Holding Corporation

Gentlemen:

Now that we have concluded our negotiations with Environmental Remediation Holding Corporation (E.R.H.C.) regarding the Master Service Order and Agreement
(MSOA) and Blanket Time Charter, we must address the problem of implementation. With only few exceptions, the services provided by E.R.H.C. are maritime and should be governed by the Time Charter. To arrange for contractor services, however, our field personnel use a contract agreement number (M-0829) issued for jobs and tracking purposes.

To simplify contracting, we propose to engage the services of E.R.H.C. through the existing contract agreement number with the understanding between the companies that the Time Charter will govern their legal relationship. In those unique circumstances when E.R.H.C. is called upon to perform work on fixed platforms, then the terms and conditions of the MSOA will apply.

Please sign below (both copies) below, and return to this office at your earliest convenience. One copy with Chevron's approval signature will be returned to you. If you should have any questions, please contact the undesigned at 592-6248.

Very truly yours,

/s/ Peggy Giroir
for C.D. Haydel
Supervisor, Contracts & Risk Management.

WITNESS:                                   ENVIRONMENTAL REMEDIATION
                                           HOLDING CORPORATION
/S/ George LeBlanc                         By
/S/ L. J. Menard                           Its Chairman of the Board

                                           CHEVRON U.S.A., INC.

                                           By
                                              Assistant Secretary

CHEVRON
Chevron U.S.A. Production, Co.
Gulf of Mexico Business Unit
935 Gravier Street
New Orleand, LA 70112

October 1, 1996


Mr. Sam Bass
Mr. George LeBlanc
Environmental Remediation Holding Corporation
111 Tubing Road
Broussard, LA 70363


Re: Master Service and Agreement

Gentlemen:

Chevron USA Inc. Gulf of Mexico Business Unit has executed the Master Service Order and Letter Agreement, and we return herewith a copy for your records. Please note that we have placed a number in the top right-hand corner of the contract (M-0829), and this number must appear on all invoices to Chevron.

A Chevron certificate of insurance must be submitted each year upon renewal.

we also remind you that we are awaiting the completed Contractor Safety & Environmental Questionnaire which was included with the contract package mailed to you in July, 1996.

Thank you for your interest. Chevron looks forward to a beneficial working relationship with your company.

Sincerely,

/S/ Peggy Giroir
Peggy Giroir
Contract & Risk Management

/pg
Enclosure

                 MASTER SERVICE ORDER AND AGREEMENT

                                               Not for Purchase Materials Only
                                               Date ________________19____

Company                                                       Contractor

Chevron U.S.A., Inc.                                Site Services, Inc.
                                                    Subsidiary of Bass Env.
Gulf of Mexico Production Business Unit             W.W. Inc. and E.R.H.C.
935 Gravier Street                                  111 Tubing Road
New Orleans, LA 70112                               Broussard, LA 70518

Company and Contractor agree as of the above date that Contractor shall perform the services set forth below at the location, within the time and for the compensation specified, subject to the Terms set forth on the attachment hereto.

Description of Work and Materials to be
Furnished:                                          Plug and abandon wells
                                                    as directed by Chevron.

Company Representative:

Location (Field, Block, Lease):

Compensation:


Contractor    certifies    that   he   is
appropriately    licensed    under
La.R.S.37:2151-2163 and that the number
of his license under such law is:


Invoices : Please show above contract and job number and items subject to sales tax or use tax. Send invoices in duplicate and one copy of work tickets to :

Name                                     Dept.                      Address


Accepted (contractor signed)             Authorized (company/profit center)

CHARGE TO :                              By
INVOICE NO:                              Route To:

                                         WORK COMPLETED

                                         (Date)                    (Name)

                                   TERMS

1.  "INDEMNITEES"       as used throughout this Agreement means : CHEVRON U.S.A.
INC., and all of its affiliated or parent subsidiary companies or cooperations, and all of its co-owners or joint venturers, and all of the aforesaid entities, agents, officers, employees, representatives or insurers.
2. Unless otherwise provided herein, CONTRACTOR shall provide all materials, equipment and labor required for the prompt completion of the services. CONTRACTOR shall perform the services as an independent contractor and not as an employee of COMPANY, and shall comply with all applicable laws and forms of authorizations. the equipment provided for the services shall be in first class operating condition and the material provided shall be suitable for theservices. CONTRACTOR guarantees that the product of the services shall be free of defects and agrees to correct promptly any such defect at its expense.

CONTRACTOR attests that it will perform its work in a workmanlike manner and guarantees the quality of its work and materials. CONTRACTOR shall transfer ownership to COMPANY of all copyrights, inventions, discoveries and improvement resulting from CONTRACTOR'S services. 3. The compensation specified herein takes into account all taxes, wages, costs of any type and profit that are incidental to CONTRACTOR'S performance of the services unless applicable law specifically provides for direct payment by COMPANY. Unless otherwise provided herein, CONTRACTOR shall submit its statement to COMPANY upon completion of the services. The statement shall be accompanied by such supporting documents as requested by COMPANY. 4. COMPANY may make "Changes" by adding to, omitting or deviating from the requirements of this Contract. COMPANY and CONTRACTOR shall appraise such changes and adjust CONTRACTOR'S compensation accordingly. If any dispute on compensation or the work to be performed should arise, CONTRACTOR shall be obligated to proceed with the work as directed in writing by COMPANY; such action shall not prejudice either party's claim with respect to compensation. 5.a. CONTRACTOR is an Equal Opportunity Employer and will not discriminate against any employee or applicant for employment because of race, color, religion, sex, national origin, handicap, or status as a Vietnam Era Veteran.
    b. If this contract is for $10,000.00 or more, the CONTRACTOR agrees to Incorporate herein by reference and comply with :
         (i) Executive Order 11246, as amended by Executive Order 11375, and the applicable regulations, 41 C.F.R. Subsection 60.1, et seq (Non-discrimination in employment by non-exempt government contractors and subcontractors; if the contract is for $50,000.00 and more, and CONTRACTOR has 50 or more employees, CONTRACTOR agrees to develop a written affirmative action program for each of its establishments, pursuant to 41 C.F.R. Sections 60-1.47 and 41 C.F.R. Sections 60-2.1 through 60-2.32):
         (ii) Section 402, Vietnam Era Veterans Readjustment Assistance Act of 1974, as amended, and the applicable regulations 41 C.F.R. Section 60-250, et seq. (Requires government contractors and subcontractors (1) to invite all disables Veterans and Veterans of the Vietnam Era who wish to benefit under the contractor's affirmative action program to voluntarily identify themselves and provide information that will be kept confidential and issued only in accordance with the Act and regulations (41 C.F.R. Section 60-250.5 (d)l; and (2) to take affirmative action to employ and advance in employment qualified disabled Veterans and Veterans of the Vietnam Era);
         (iii) Section 604 of the Outer Continental Shelf Lands Amendments of 1978 and the implementing regulations, 30 C.F.R. Section 270 et. seq (Federal contractors and subcontractors shall not exclude any person on the grounds of race, creed, color, national origin or sex, from receiving or participating in any activity, sale, or employment, conducted in relation to the exploration for or development and production of oil, gas or other mineral or materials in the Outer Continental Shelf under the Outer Continental Shelf Lands Act).
     c. If the contract is for $2,500.00 or more, CONTRACTOR agrees to incorporate herein by reference and comply with Section 03 of the Rehabilitation Act of 1973, as amended and applicable regulations, 41 C.F.R. Section 60-741 et. seq (Requires government 03 contractors and subcontractors to invite applicants and employees who believe they are qualified handicapped persons covered by the Act and wish to benefit under the contractor's affirmative action program to voluntarily identify themselves with the understanding that such information shall be kept confidential and used only in accordance with the Act and applicable regulations (41 C.F.R. Section 60-741.5 (c)(1)); and (2) to take affirmative action to employ and advance in employment qualified handicapped individuals).
     d. CONTRACTOR certifies that it does not and will not maintain or provide for its employees any facilities wish are segregated by race, color, religion, or national origin or permit its employees ti perform any services at any location, under its control, where segregated facilities are maintained and CONTRACTOR will obtain a similar certification for all non-exempt subcontracts, as required by 41 C.F.R. Section 60-18
     e. CONTRACTOR certifies that none of its employees who perform work pursuant to this contract or who may do so hereafter are or will be unauthorized aliens as defined in the Immigration Reform and Control Act of 1986 ("IRCA"), 38 U.S.C.A. as amended, 2011.et.seq, and CONTRACTOR certifies further that it complies with said statute and implementing regulations. CONTRACTOR further agrees to obtain a certification from its subcontractors performing work related to this contract that none of their employees are unauthorized aliens as defined by IRCA and that such contractors comply with the statute.
     f. In the event that any agency of the Federal Government or of any Court of competent jurisdiction determines that CONTRACTOR has failed to comply with the statutes, Executive Orders or regulations cited in this Paragraph 5 or any amendments, revisions or recodification thereof, CONTRACTOR agrees to hold harmless, defend, and indemnify INDEMNITEES with regard to any costs, attorneys fees, penalties, judgments or awards incurred by and/or assessed against INDEMNITIES by virtue of CONTRACTORS non-compliance.
     g. CONTRACTOR also agrees, at its sole cost and expense, to comply with all applicable governmental regulations, statutes, laws and ordinances relating to environmental protection, including but not limited to pollution, disposal of hazardous wastes and control of spills, which laws include but are not limited to the Comprehensive Environmental Response and Liability Act of 1980 (as amended), the Resource Conservation and Recovery Act (as amended), the Clean Water Act and the Clean Air Act, any applicable present state laws of comparable or similar consequences, and any future federal or state laws which may impose such liability. CONTRACTOR also warrants that it shall obtain all necessary permits, licenses, certificates or approvals required by statutes, orders, ordinances, rules and regulations of such federal, state, and local governments, and shall defend, indemnify or hod harmless INDEMNITEES from any violation of any such law, orders, ordinances, rules or regulations arising out of, resulting from, connected with or directly or indirectly related to or incident to CONTRACTOR's performance of this Agreement, whether or not any such violation or nay claim thereof is based on negligence, fault or strict liability on the part of the INDEMNITEES. 6. a. CONTRACTOR shall defend, indemnify and save harmless INDEMNITEES from and against any and all loss, damage, expense, injury, liability and claims thereof arising out of, connected with, incident to, or directly or indirectly resulting from or related to CONTRACTOR'S performance of this Agreement, including, but not limited to, CONTRACTOR'S use of equipment provided by COMPANY (its joint venturers and partners and affiliates) or others, for injury or death of any person (including but not limited to, an INDEMNITEE or an employee of CONTRACTOR, or CONTRACTOR's subcontractors) or for loss or damage to property, (except property subject to paragraph 6b. below) including but not limited to, property that is the product of the work of CONTRACTOR under this Agreement, by whomever brought, whether based on statute, tort, contract or quasi contract and whether or not resulting from contractual obligations assumed by INDEMNITEE. Such indemnity shall apply whether or not an INDEMNITEE was or is claimed to be passively, concurrently or actively negligent, and regardless of whether liability without fault (including but not limited to, claims for unseaworthiness of any vessel) is imposed or sought to be imposed on one or more of the INDEMNITEES. This indemnity shall not apply to the extent that it is void or otherwise unenforceable under applicable law in effect on or validity retroactive to the date of this Agreement. CONTRACTOR'S liability under this paragraph 6.a. shall be limited to the applicable insurance which CONTRACTOR is required to provide under Paragraph 7 hereof.
     b. CONTRACTOR shall be liable to and hold INDEMNITEES harmless for any loss of or damage to the property of COMPANY (its joint venturers and partners and affiliates) arising out of, connected with, incident to or directly or indirectly resulting from or related to CONTRACTOR's performance of this Agreement, including but not limited to, CONTRACTOR'S use of equipment provide by COMPANY (its joint venturers and partners and affiliates) or others regardless of the passive, concurrent or active negligence of, and regardless or whether liability without fault (including, but not limited to, claims for unseaworthiness of any vessel) is imposed or sought to be imposed on, INDEMNITEES. CONTRACTOR'S liability under paragraph 6b. shall be limited to the applicable insurance which CONTRACTOR is required to provide under Paragraph 7 hereof.
     c. CONTRACTOR shall promptly pay (1) to any INDEMNITEE all costs and attorneys' fees incurred by such INDEMNITEE resulting directly or indirectly from any and all loss, damage, injury, liability and claims for which CONTRACTOR is obligate to indemnify such INDEMNITEE pursuant to Paragraph 6 and (ii) to COMPANY all costs and reasonable attorneys' fees in any legal action in which COMPANY or its affiliate prevails, in whole or in part, brought against CONTRACTOR based on a breach of this Agreement. COMPANY shall have the right, as its option, to participate in the defense of any suit or claim without relieving CONTRACTOR of any obligation hereunder. 7 .a. CONTRACTOR shall maintain the following insurance and all insurance that may be required under the applicable laws, ordinances and regulations of any governmental authority:
         (i) Worker's Compensation Insurance in statutory limits as prescribed by applicable law, covering all liabilities owed for compensation and other benefits under the relevant worker's compensation laws of any state or of the federal government, and Coverage B Employer's Liability Insurance in the amount of $5,000,000.00, both the aforementioned statutory coverage and Coverage B containing endorsements naming INDEMNITEES as Alternate Employer, providing for voluntary compensation coverage providing for occupational disease coverage. Should the work provided under this contract involve maritime activities, the use of maritime workers or vessels or work aboard vessels owned or not owned by the CONTRACTOR, then CONTRACTOR shall also obtain Maritime Coverage B for all of the above coverages and including transportation, wages, maintenance and cure, covering liability under the Longshore and Harbor Workers' Compensation Act, the Jones Act, the Outer Continental Shell Lands Act, the General Maritime Laws, and specifically including coverage for claims of masters and members of crews of vessels and claims under 33 U.S.C.A. Paragraph 905(b) against any vessel. All policies will provide that claims "in rem" shall be treated as claims against the CONTRACTOR.

         (ii) Compensation or Commercial General Liability (Bodily Injury and Property Damage) insurance including the following supplementary coverages: (a) contractual liability to cover liability assumed under this Agreement (b) products hazard coverage for any and all products provided or furnished by or on behalf of CONTRACTOR during the course of services rendered by CONTRACTOR hereunder; (c) Completed operation hazard coverage, for any claims relating to defects or deficiency in goods, products, materials or services used or rendered by CONTRACTOR in connection with its operations at the work site; (d) Broad Form Property Damage Liability Insurance, and (e)Coverage for explosions, collapse and underground hazards, for work performed by CONTRACTOR involving equipment or materials of a volatile, incendiary or explosive nature or involving excavation, drilling or subsurface activity. The limit of liability for such insurance shall not be less than $5,000,000.00 combined single limit per occupance. All policies will provide that claims "in rem" shall be treated as claims against the CONTRACTOR.
         (iii) Automobile Bodily Injury and Property Damage Liability Insurance. Such insurance shall extend to owned, non-owned, and hired automobiles used in the performance of this Agreement. The limits of liability of such insurance shall be not less than $5,000,000.00 per person/$1,000,000.00 per occurrence for Bodily injury and $300,000.00 per occurrence for Property Damage.
         (iv) Hull and Machinery Insurance, including collision liability, on all vessels and barges, if any, use by CONTRACTOR in the performance of this Agreement with a limit equal to or greater than the fair market value of each vessel and barge.
         (v) Should the work provided under this contract involve maritime activities, the use of maritime workers or vessels or work aboard vessels, owned or not owned by the CONTRACTOR, Protection and Indemnity Insurance, (including but not limited to coverage for injury or death of masters, mates and crews of vessels used in the performance of this Agreement, unless provided in the insurance required by Paragraph 7 a.(i)). The limits of liability of such insurance shall not be less than $5,000,000.00 per occurrence. All policies will provide that claims "in rem" shall be treated as claims against the CONTRACTOR.
         (vi) If work to be performed hereunder requires CONTRACTOR to furnish aircraft (including helicopters), CONTRACTOR shall maintain or require owners of such aircrafts to maintain Aircraft Liability (Bodily injury/including liability to passengers/ and Property Damage), Insurance with an overall combined single limit per occurrence of not less than $10,000,000.00.
      b. The policies  providing the insurance called for in Paragraph 7 a (ii),
(iii), (iv), (v) and (vi) shall expressly include INDEMNITEES as an additional assured, and all policies provided for in Paragraph 7 a. shall contain an endorsement waiving underwriters' right of subrogation against INDEMNITEES. the insurers shall acknowledge that INDEMNITEES have no liability for the payment of premiums for such insurance. Such inclusion of INDEMNITEES as additional assureds in such endorsement waiving rights of subrogation against INDEMNITEES shall be of no avail whenever, and to the extent that they are void or otherwise unenforceable under applicable law in effect on or validity retroactive to the date of the Agreement, there being no intent to circumvent any such statutory limitations or prohibitions.
     c. The insurance policies set forth in this Paragraph 7 shall be endorsed to provide that the coverage afforded is primary irrespective of the existence of other applicable insurance.
     d. The insurance coverage provide for in this Paragraph 7 shall be with insurance companies and on policies forms acceptable to COMPANY. CONTRACTOR'S obligation to obtain such insurance coverage is separate and distinct from the other obligations assumed by CONTRACTOR hereunder, and the limits of insurance shall in no way be deemed to limit any liabilities or obligations assumed by CONTRACTOR hereunder or under applicable law, except as provided in Paragraph 6
a. and 6 b. hereof.
     e. CONTRACTOR shall furnish COMPANY with documentary evidence showing that such insurance is in effect and will not be canceled for any cause whatsoever or materially changed without 30 days prior written notice to COMPANY. 8.
CONTRACTOR shall report to COMPANY as soon as practicable all accidents or occurrences resulting in injuries to CONTRACTOR'S employees or third parties, or damage to property, or a possible claim under environmental law or regulation, arising out of or during the prosecution of work performed hereunder and shall furnish COMPANY with a copy of all reports made by CONTRACTOR to CONTRACTOR'S insurer of to other regarding such accidents or occurrences. 9. CONTRACTOR and its subcontractor and vendors shall maintain true and complete records in connection with all services and transactions related thereto and shall retain such records for at least 24 months after the end of the calendar year in which the services are performed. In the event costs are to be reimbursed under this contract, COMPANY may form time to time and at may time during the foregoing period of record retention make an audit of all records of CONTRACTOR and its subcontractors and vendors.

10. Neither CONTRACTOR nor any director, employee or agent of CONTRACTOR, its subcontractor or vendors, shall give to or receive from any director, employee or agent of COMPANY or any affiliate any gift or entertainment of significant value or any commission, fee or rebate in connection with CONTRACT. In addition, neither CONTRACTOR nor any director, employee or agent of CONTRACTOR, its subcontractors or vendors, shall enter into any business arrangement with any director, employee or agent of COMPANY or any affiliate who is not acting as a representative of COMPANY or its affiliate without prior written notification thereof to COMPANY. Any representative authorized by COMPANY may audit any and all records of CONTRACTOR and any subcontractor or vendor for the purpose of determining whether there has been a compliance with this paragraph. 11. CONTRACTOR agrees to comply with all applicable State and Federal Labor laws, and to pay all sales and use taxes assessed on wages of labor hereunder. 12. a. CONTRACTOR expressly agrees to pay of all unpaid claims for labor, services, equipment, materials, transportation, and supplies furnished to CONTRACTOR in connection with the work to be performed hereunder and to allow no lien, privilege, charge or other encumbrance to become fixed on any property of COMPANY, or any person, firm, company, or corporation affiliated with or related COMPANY which is involved in any joint undertaking or association with COMPANY. In addition to any other indemnities herein elsewhere provided, CONTRACTOR further expressly agrees to protect, defend, indemnify and save INDEMNITEES free and harmless form all claims, damages, demands, causes of action for compensation or payment of charges for labor, services, materials, transportation, equipment and supplies arising directly or indirectly out of all operations and activities undertaken by CONTRACTOR in connection with the work to be performed hereunder and to relieve INDEMNITEES from any and all liability incurred with respect thereto as a result of CONTRACTOR'S operations and activities performed or undertaken in connection with the said work.
     b. CONTRACTOR expressly agrees that any and all monies otherwise due to CONTRACTOR for work performed pursuant to this Agreement may be withheld and retained by COMPANY until CONTRACTOR has completed all of the work to be performed in accordance with this Agreement and until CONTRACTOR has satisfied and fulfilled this Agreement, including specifically but not limited to:
         (i) Receipt by COMPANY of affidavits or other evidence satisfactory to COMPANY that CONTRACTOR has paid all claims and bills for labor, materials, transportation, equipment, services and supplies for, or in connection with, the work hereunder;
         (ii) Receipt by COMPANY of affidavits, in a form acceptable to COMPANY, by all persons or entities supplying any materials, transportation, equipment, services and supplies to CONTRACTOR for, or in connection with the work hereunder, forever waiving, releasing and discharging the COMPANY (and its properties from and against any claim of lien or privilege under the laws of the State of Louisiana or other applicable law.
         (iii) payment by CONTRACTOR of all claims of any character whatsoever for which CONTRACTOR is responsible hereunder.
     c. If CONTRACTOR fails or refuses to remedy or remove any cause which is the basis of COMPANY retaining and withholding payment of contract monies as set forth in Paragraph 12 (b), above, within thirty (30) days after delivery of written notice to CONTRACTOR by COMPANY to remedy or remove such cause, COMPANY may remedy or remove same or cause same to be remedied or removed and may deduct the cost of such remedy and/or removal from monies that may otherwise be due to CONTRACTOR pursuant to this Agreement. Final acceptance of the work and final payment to CONTRACTOR hereunder shall not relieve the CONTRACTOR of any unperformed or continuing obligations under this Agreement, including, but not limited to, CONTRACTOR'S obligation to protect, indemnify and hold harmless INDEMNITEES as provided herein. 13. CONTRACTOR is responsible for the safe performance of work, and shall assure that the work is performed in accordance with safe practices, and shall implement and maintain at all time safe procedures, taking all reasonable precaution to protect COMPANY'S personnel and property as well as the personnel and property of CONTRACTOR and third parties. The obligation to implement and maintain safe procedures and safe practices is that of CONTRACTOR; however, CONTRACTOR is additionally obligated to familiarize itself with any safety rules or directives posted at the work locations and with Company's Safe Practices Manual if provided. 14. COMPANY, at any time and for any reason, may terminate series, in whole or in part, by, the giving of notice to CONTRACTOR, and in such event COMPANY shall, subject to COMPANY'S right under Paragraph 12 hereof, pay CONTRACTOR the percentage of the compensation specified in this Contract which is proportionate to the series provided to the date of termination, less damages incurred as a result of CONTRACTOR default, if any.
15. Neither the services nor money due CONTRACTOR hereunder shall be assigned, subcontracted or transferred in whole or part by CONTRACTOR, voluntarily or by operation of law, except with prior written consent of COMPANY and any attempt to do so without such consent shall be void.

16. CONTRACTOR shall indemnify, defend and save INDEMNITEES harmless from and against any and all loss, damage, injury, liability and claims thereof for any patent infringement resulting directly or indirectly form CONTRACTOR'S performance of the work, including provision of material, processes, and designs by CONTRACTOR, and use of tools and other equipment by or for CONTRACTOR in any connection herewith, and shall reimburse INDEMNITEES fully for any royalties, damages or other payments that INDEMNITIES shall be obligated to pay. INDEMNITEES shall have the rights to be present and represented by counsel, at their own expense, at all time during litigation and/or other discussions relating to claims of patent infringement arising under this Paragraph 16. Neither CONTRACTOR not INDEMNITEES shall settle or compromise any such litigation without the consent of the other if such settlement or compromise obligates the other to make any payment or part with any property or assume any obligation or grant any license or other rights or be subject to any injunction by reason of such settlement or compromise.

17. In       addition      to      the        procedures     CONTRACTOR  and the
subcontractor are required to have in effect by applicable law, rule, regulation or ordinance, if any, to assure the maintenance of a safe and drug free work place, CONTRACTOR agrees to be bound by and shall comply with Exhibit "A Parts 1, 2, and 3" attache hereto and made a part of this Agreement and shall require that all subcontractor do so likewise which any of the work to be performed hereunder is on COMPANY premises as defined in said Exhibits or involves the operation of COMPANY equipment.

18. This    Contract    sets      forth     the         entire         Agreement
 between the parties regarding the services and no other representations or agreements shall be effective unless in writing, containing a specific reference to this Contract and signed by COMPANY and CONTRACTOR representatives.


COMPANY recognizes that certain CONTRACTORS are approved by it for engagement only for work that does not involve maritime activity, the use of maritime workers or vessels or work aboard vessels owned or not owned by such contractors, i.e., "Land Only Contractors", as to such Land Only Contractors those items marked with an asterisk in the above and foregoing provisions have been modified or deleted in accordance with Appendix "A" attached to and incorporated in the respective controlling Master Service Order executed and subsisting by and between any such Land Only Contractor and COMPANY.

                 JOINT VENTURE AGREEMENT BETWEEN CORPORATIONS TO
              JOINTLY SEEK, CONSTRUCT, AND OPERATE FUEL AND SUPPLY
                         CONCESSION FOR THE PANAMA CANAL


                  AGREEMENT dated this 12th day of December, 1996, between ENVIRONMENTAL REMEDIATION HOLDING CORPORATION (hereinafter referred to as "ERHC"), a Colorado corporation, with offices located 420 Jericho Turnpike, Jericho, New York and CENTRAM MARINE SERVICES, S.A. (hereinafter referred to as "CENTRAM"), a Panama corporation, with offices located at APARTADO 1202 Colon, Rep. De Panama.

                              W I T N E S S E T H :

                  WHEREAS, the parties desire to confirm the existence of a Joint Venture for the purpose of complementing one another in jointly entering a Concession with Texaco to supply fuel oil and supplies to ships going through the Panama Canal and to jointly furnish the funds therefor and to so share the expenses thereof; and

                  WHEREAS, ERHC and CENTRAM desire to operate  such   a   system
in a joint manner; and

                  WHEREAS, ERHC and CENTRAM are both corporations duly qualified
to furnish such marine and fuel services in the area of the    Panama Canal; and

                  WHEREAS, ERHC is    utilizing    local   counsel  in  New York
State and has prepared the within Agreement; and

                  WHEREAS, an amount of Five Million ($5,000,000) U.S. Dollars is estimated as that sum which shall be necessary to acquire the Tugs, Offices, Boats, Letter of Credit, Barges and/or equipment and supplies; and

                  NOW, THEREFORE, the parties agree as follows:
I.  Formation of Joint Venture
                  (a) The parties hereto have agreed and formed, in accordance with the provisions of the Agreement, a Joint Venture, which is hereinafter referred to as the "Joint Venture".
                  (b)  The Joint Venture may conduct business as "ERHC/CENTRAM".

II.  Powers and Purposes of the Joint Venture
                  The Joint Venture is formed for the purposes of (1) leasing or purchasing certain real property situated the Country of Panama; (2) constructing buildings and purchasing Tugs, Boats and/or equipment and supplies to be used in connection with the development and maintenance of a fuel and supply concession; (3) borrowing money for the purposes of the Joint Venture and pledging or mortgaging the capital commitments of the parties and all or any part of the Joint Venture properties therefor; (4) obtaining a Letter of Credit for Two Million Five Hundred Thousand, U.S.D (2,500,000);

(5) selling, exchanging or otherwise disposing of any or all of the properties of the Joint Venture for cash, stock, securities or any combination thereof upon such terms and conditions as the Parties may from the time determine; and (6) employing such agents, managers, laborers and other employees as may be necessary to carry out the purposes of the said Joint Venture.

III.  Properties
                  (a) The properties of the Joint Venture shall consist of certain real property situated and all equipment necessary for the establishment of a fuel and supply concession together with such other related equipment as shall be necessary to carry out the intent of this Joint Venture, including the easements and rights appurtenant thereto or which may be received in connection with the use of the land, all buildings, fixtures, machinery and equipment to be located on such real property or used in connection with the operations of the Joint Venture in the Country of Panama and all other property, real or personal, tangible or intangible, owned or acquired by the Joint Venture.

IV.  Contributions
                  (a) On the execution of this Joint Venture Agreement, ERHC will apply and has applied for the financing of said Joint Venture in the amount of Five Million ($5,000,000) U.S. Dollars, which includes the procurement of a Letter of Credit for $2,500,000 U.S.D. for Texaco to obtain the necessary fuel for this concession.
                  (b) CENTRAM shall provide any and all documents required by the Government of Panama, the Panama Canal Commission and/or Texaco, including but not limited to all applicable licenses, permits and/or documents necessary to operate said concession.
                  (c) If ERHC does not make such additional investments required of it by paragraph (a), then it shall forfeit all rights to such contributions as have been made by it to the Joint Venture as of such time, and any and all other rights that it shall have in properties of the Joint Venture shall be deemed abandoned by it to the other party which shall assume the liabilities of the Joint Venture.
                  (d) If CENTRAM does not provide the necessary documents to enable the Joint Venture to operate as required by Paragraph (b), then it shall forfeit all rights to such contributions as have been made by it to the Joint Venture as of such time, and any and all other rights that shall have in properties of the Joint Venture shall be deemed abandoned by it to the other party which shall assume the liabilities of the Joint Venture.
                  (e) In the event that the Boards of Directors shall determine that the capital, exclusive of financing, needed by the Joint Venture for the implementation of the fuel and supply concession exceeds $5,000.000 U.S.D., the decision as to the manner in which such excess above $5,000,000 U.S.D. shall be acquired shall be determined by the shareholders of each of the parties to the Joint Venture at a duly called meeting of all of said shareholders.

V.  Allocation of Income and Losses
                  The net income and net losses of the Joint Venture for any fiscal year shall be shared as follow:
                                   51% to ERHC
                                   49% to CENTRAM Marine Services, S.A.

VI.  Term of Agreement
                           This     Joint Venture shall continue for a period of
ten (10) years from the date of this Agreement and shall be renewed for the same time periods as the concession continues, unless it is sooner terminated pursuant to the provisions herein.

VII.  Governing Committee
                  (a) The Board of Directors of ERHC shall select three (3) persons and CENTRAM will select two (2) persons, which three (3) persons who, together with two (2) persons, shall constitute the Governing Committee of the Joint Venture. A vacancy in the Governing Committee caused by death, resignation or removal shall be filled by the Board of Directors that shall have appointed the departed member to the position which has become vacant and by both of the said Boards of Directors if the vacancy shall have occurred in the office of a member appointed by both of said Boards of Directors. A Board of Directors or Boards of Directors which appointed him, as the case may be.
                  (b) The Governing Committee shall conduct the ordinary business operations of the Joint Venture. The Committee shall have authority to appoint a Managing Agent who, subject to its control, shall have the power to execute contracts in the name of the Joint Venture, to appoint and discharge agents and employees, and to take such other steps as shall be necessary to carry out the day to day operations of the Joint Venture.
                  (c) Regular meetings of the Governing Committee may be held without call or notice at such times and places as the Governing Committee at a meeting of all of its members from time to time may fix; other meetings of the Governing Committee may be called by any member thereof either by oral, telegraphic or written notice, not later than the day prior to the date set for such meeting. Such notice shall state the time and place of the meeting and shall be sent to each member at his address as shown on the records of the Joint Venture.
                  (d) At any meeting of the Governing Committee, all of the members shall constitute a quorum. Members of the Committee may be present through telephonic methods. No action of the Governing Committee shall be effective unless authorized by the affirmative vote of a majority of the members thereof.
                  (e) Minutes of the meetings of the Governing Committee shall be kept by an individual designated by the Committee and the said minutes shall be presented to each of the parties hereto for their information.

VIII.  Termination of Joint Venture
                  (a)  The Joint Venture shall be terminated upon:
                       (i)          the expiration of the term specified in
                                    Article VI hereof;

                      (ii) the occurrence of an event providing for termination in either paragraphs (a) or
                                    (b) Article IV hereof; or

                     (iii)          consent of all of the parties.

                  (b) Upon the termination of the Joint Venture for any reason, its liabilities and obligations to creditors shall be paid from cash on hand, or if such cash on hand is insufficient, then first from the proceeds of the sale of personal property of the Joint Venture, including automobiles, trucks, machinery and equipment and next, from the sale of other properties of the Joint Venture. Any liabilities still remaining shall then be borne in the portion set forth herein, by the parties in accordance with paragraph V hereof. Or, if any assets remain after payment of all liabilities, they shall then be distributed in the following manner, but not to any party who shall be deemed to have abandoned all of its rights in the Joint Venture, to wit:
                  (i) All cash on hand shall first be distributed to each party in an amount equal to the unliquidated balance of its capital account plus the amount of the credit balance of its income account and the remainder, if any, shall be distributed to the said party in accordance with Article V hereof; and

             (ii) All tangible personal property of the Joint Venture shall be segregated and either be distributed in accordance with subparagraph (i) above, or shall be sold and the proceeds thereof shall be distributed in the manner described in subparagraph (i) above; and

            (iii)          All  real  property  and  all   intangible   personal
                           property of the Joint Venture shall be distributed in the manner described in subparagraph (i) above.

                  (c) In the event that a distribution under the terms of this Article shall be other than cash, then the value to be applied to such property shall be its market value as of the termination date, provided, that in the case of real property such market value shall be determined by a competent professional appraiser of real property to be selected by the parties or their legal representatives, as the case may be.

IX.      Fiscal Year; Accounting Basis; Income and Capital
         Account

                  The fiscal year of the Joint Venture shall be the fiscal year of ERHC, a public company. The Joint Venture's books and records shall be kept in the same manner and fashion as ERHC and in accordance with standard accounting procedures. The priority of income distribution after payment of the necessary and ordinary business expenses shall be in payment in satisfaction of the capital contribution/LOAN provided by ERHC under Article IV. Thereafter, the income account of each party shall be credited with its share, if any, of the net income of the Joint Venture for each fiscal year and shall be charged with
(i) its share, if any, of the net loss of the Joint Venture for each fiscal year, and (ii) any amounts distributed to it by the Joint Venture, but only to the extent of the credit balance of its income account before charging such distributions. The capital account of each party shall be credited with the capital contributions, if any, made by it under Article IV above, and such account shall be charged with any amounts distributed to it, if any, which pursuant to the preceding sentence, are not properly chargeable to its income account. The balance in a party's capital account at any time shall be referred to as its undistributed capital account.

X.       Banking
                  (a) The funds of the Joint Venture shall be kept in an account designated, or in any other manner which may be agreed upon between the parties, on deposit in a bank designated by the Joint Venture Governing Committee to be drawn upon checks jointly signed by the designees of the Governing Committee or any other duly authorized officer (or representative) of each party.
                  (b) A separate account entitled the ERHC/CENTRAM Working Account may be established by the parties, at such place and in such manner as they shall determine, to be used in the day to day operation of the Joint Venture. All funds in such account shall be subject to the control of the Governing Committee and may be drawn upon checks signed by any two of the members of the Governing Committee or by the Managing Agent acting alone if so authorized by the Governing Committee.

XI.  Transfer Restrictions
                  Without the written consent of the other party, a party shall not sell, assign or transfer all or any part of its interest in the Joint Venture except in accordance with the following procedures:
                  (a)  Initial Offer:
                  The selling party shall first deliver to the other party a written Notice of Intention to sell, offering all (but not less that all) of the interest of the selling party in the Joint Venture at the purchase price and on the terms specified therein, whereupon the other party shall have the right and option for a period of sixty (60) days following receipt of such Notice, to accept the offer made in such Notice, to all of the said interest at the purchase price and upon the terms stated therein. Such acceptance shall be made by delivering a written Notice of Acceptance to the selling party within said sixty (60) day period.
                  (b)  Sale to Outside Purchaser:
                  If an effective acceptance shall not be received pursuant to paragraph (a) above, then the selling party may sell all (but not less than all) of its interest to any outside purchaser, at a price not less than and on terms not more favorable than the price and terms stated in the original Notice of Intention to sell, at any time during the period of sixty (60) days next following the expiration of the offers required by said paragraph (a); provided, that such transferee shall agree to be bound by the terms of this Article XI.

                  (c)  Failure to Sell to an Outside Purchaser:
                  If the selling party shall fail to sell all of its interest as contemplated by paragraph (b) above within the sixty (60) day period, then the provisions of the said Article shall continue to apply to such interest as if no Notice of Intention to sell had been originally given in connection therewith.

XII.  Definition
                  For the purposes of this Agreement, the terms net income and net loss shall mean the income (including the gain, if any, resulting from the sale of all or any part of the properties of the Joint Venture) or loss of the Joint Venture as reflected in its books as audited by the accountant or accounting firm servicing the Joint Venture.

XIII.  General Provisions, Miscellaneous
                  (a) All notices, requests, consents and statements hereunder shall be deemed to have been properly given if mailed from by Federal Express, Express Mail or by certified U.S. mail,postage prepaid, or if sent by prepaid telegram, addressed in each case as follows:
                           (i)      If to ERHC, care of:

                                    James A. Griffin, Esq.
                                    420 Jericho Turnpike,
                                    Suite 321
                                    Jericho, New York 11753

                           (ii)     If to CENTRAM, care of:

                                    Charles Briley
                                    c/o CENTRAM
                                    APARTADO 1202 Colon
                                    Rep. De Panama

                  (b) This Agreement shall be deemed a contract made under the laws of the State of New York and together with the rights and obligations of the parties hereunder shall be construed and enforced in accordance with and governed by the laws of such State.
                  (c) Each party agrees to execute and file all such certificates, counterparts, amendments, instruments or other documents as may be required by the laws of the State of New York and by the laws of any other state, county or municipality, to comply with any fictitious or assumed name statutes, and to qualify the Joint Venture for the transaction of business therein.
                  (d) The parties hereto agree to take such further action as shall be necessary to carry out the intention of this Agreement including the execution and filing of such documents and taking such steps as may be required by any appropriate statute or regulation.
                  (e) This Agreement shall be binding upon and shall inure to the benefit of the respective heirs, successors, assigns and legal representatives of the parties hereto.

                  (f) This Agreement may be executed simultaneously in two or more counterparts, all of which together shall constitute one and the same instrument.
                  (g) The headings of Articles are solely for the convenience of reference and if there be any conflict between such headings and the text of this Agreement, the text shall control.

IN WITNESS WHEREOF,

ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

Dated:  December 12, 1996

/s/ Sam L. Bass
------------------------------------
          SAM L. BASS, CEO

/s/ James A. Griffin
------------------------------------
    JAMES A. GRIFFIN, SECRETARY



CENTRAM MARINE SERVICES, S.A.

Dated:  December 12, 1996

/s/  Charles Briley
------------------------------------
       CHARLES BRILEY, PRES.






business.ven\joint3.ven

                 JOINT VENTURE AGREEMENT BETWEEN CORPORATIONS TO
            JOINTLY SEEK, CONSTRUCT, AND OPERATE OIL LEASES WITH THE
             BOUNDARIES AND GAS OF THE UINTAH AND OURAY RESERVATIONS


                  AGREEMENT dated this day of July, 1997, between M III CORPORATION, (hereinafter referred to as "M III"), a native American Company, registered in the State of Utah and ENVIRONMENTAL REMEDIATION HOLDING CORPORATION, (hereinafter referred to as "ERHC"), a U.S. Public Corporation registered in the State of Colorado, with offices located 420 Jericho Turnpike, Jericho, New York 11753.

                              W I T N E S S E T H :

                  WHEREAS, the parties desire to confirm the existence of a Joint Venture for the purpose of complementing one another in jointly entering a venture for the recovery, workover and operation of oil and gas wells and/or leases located within the boundaries of the Uintah and Ouray Reservations, located in the Fort Duchesne area, State of Utah; and

                  WHEREAS,   the   oil   and   gas    wells/leases belong to the
Allotted members of the Ute Tribe and/or all the members of the Ute Tribe; and

                  WHEREAS, M III and ERHC desire to operate in a joint   manner;
and

                  WHEREAS, M III and ERHC are both corporations duly qualified to furnish such oil and gas services in the area of the State of Utah; and

                  WHEREAS, it is the intent of the joint venture to return to production and operate all available oil and gas wells/leases located on the Uintah and Ouray Reservations; and

                  WHEREAS, to enable the joint venture to perform in accordance with this Agreement, M III will cause to have transferred and/or establish oil and gas leases for the workover, commercial operation and development of oil and gas resources located on the Uintah & Ouray Reservations, now and in the future; and

                  WHEREAS, the parties shall develop the gas rights and when appropriate, construct a gas refinery; and

                  WHEREAS, M III will also provide the oil and gas leases and operation contract for the Roosevelt Unit; and

                  WHEREAS, ERHC shall form a wholly owned subsidiary as the joint venture partner for this project to be known as "M III/ERHC/BAPCO"; and

                  WHEREAS,   ERHC    is   utilizing its Corporate counsel in New
York State and has prepared the within Agreement; and

                  NOW, THEREFORE,    the    parties    agree as follows:
I.       Formation of Joint Venture
                  (a) The parties hereto have agreed and formed, in accordance with the provisions of the Agreement, a Joint Venture, which is hereinafter referred to as the "Joint Venture".

                  (b) The Joint Venture may conduct business as "M III/ERHC/BAPCO", or such other name as the parties shall agree.

II.      Powers and Purposes of the Joint Venture
                  The Joint Venture is formed for the purposes of (1) the recovery, workover and operation of the oil and gas leases located within the boundaries of the Uintah & Ouray Reservations located in the State of Utah; (2) the recovery, workover and operation of the Roosevelt Unit; (3) borrowing money for the purposes of the Joint Venture and pledging or mortgaging the capital commitments of the parties and all or any part of the Joint Venture oil and gas leases/properties therefor; (4) to return all available oil and gas wells to commercial production through the issuance and/or transfer of the oil and gas leases referred to herein and in the Agreement dated the 28th day of June, 1997, including the workover of these wells and the drilling of any future production that may be required; (5) M III herewith grants ERHC/BAPCO the right to perform a full and complete evaluation and feasibility study of the oil, gas and mineral reserves on the wells obtained under this Joint Venture; (6) selling, exchanging or otherwise disposing of any or all of the properties of the Joint Venture for cash, stock, securities or any combination thereof upon such terms and conditions as the Parties may determine; and (7) employing such agents, managers, laborers and other employees as may be necessary to carry out the purposes of the said Joint Venture.

III.     Properties
                  (a) The properties of the Joint Venture shall consist of certain oil and gas leases and/or wells situated and all equipment necessary for the establishment of said joint venture together with such other related equipment as shall be necessary to carry out the intent of this Joint Venture, including the easements and rights appurtenant thereto or which may be received in connection with the use of the land, fixtures, machinery and equipment to be located on such real property or used in connection with the operations of the Joint Venture in the State of Utah and all other property, real or personal, tangible or intangible, owned or acquired by the Joint Venture.

IV.      Contributions
                  (1) M III herewith grants ERHC/BAPCO the right to perform a full and complete evaluation and feasibility study of the oil, gas and mineral
reserves        on          the           wells         obtained   under    this

Joint Venture. All costs of these studies will be initially borne by ERHC/BAPCO but all costs shall be recovered from production; (2) M III undertakes to make available to ERHC/BAPCO within 21 days of the signing of this Agreement, any and all maps, data, wells runs, production histories and/or feasibility studies which may be utilized in the planning of the project. ERHC/BAPCO shall undertake to treat such information and data with utmost confidentially and not to communicate it with third parties without prior approval by M III; (3) M III, as an Indian owned and registered Company with "Tribal Preference" on the Uintah and Ouray Reservation, shall apply for any and all available oil and gas leases, now and in the future; (4) ERHC/BAPCO shall provide M III with a Seventy-Five Thousand ($75,000.00) Dollar bond plus the necessary funds estimated at Fifty-Five Thousand ($55,000.00) Dollars by the Allotted Members within seven
(7) business days from the signing of the Agreement. The Fifty-Five Thousand ($55,000.00) Dollars shall be deposited into the Attorney Trust Account of J.R. Murray to close on the twenty-six (26) allotted leases; (5) M III upon the presentation of the funds, will assign twenty-six (26) Allotted oil and gas leases plus M III/ERHC/BAPCO will select an additional 175 oil and gas wells from the 1995 Reserve Report, 132 oil and gas wells from the 1993 Report and 28 oil and gas wells from the Roosevelt Unit, either Allotted or Tribal, located on the Uintah or Ouray Reservation; (6) M III will apply for the available leases and operation contract in the Roosevelt Unit; (7) ERHC/BAPCO shall provide all
necessary         funds        for        this       project,   with   a maximum
of Eight Million Five Hundred Thousand ($8,500,000.00) Dollars. These funds shall be used in accordance with the "Use of Funds Statement" attached per Addendum A and reimbursed from production; (8) M III/ERHC/BAPCO hereby agree that ERHC/BAPCO shall have a priority for reimbursement of its investment as set forth in paragraph IV, the term of which shall be a maximum of ten (10) years and a minimum of three (3) years, as cash permits from oil and gas production. M III/ERHC/BAPCO retain the right to prepay the loan; (9) ERHC/BAPCO shall have a "Working Interest" in all wells/leases obtained by M III, either Allotted or Tribal, in addition to, a contract to operate said wells; (10) M III agrees to provide ERHC/BAPCO "Assignment of Lease" documents on all leases obtained by M III from either members of the Allotted Land Owners or from the Tribal Council, with respect to all Tribal Leases. All leases obtained shall have wells on said property/leased regions; (11) M III agrees to issue any and all property and appropriate UCC-1 Documentation on all trucks, tools, equipment and any and all surface equipment as belonging to each well/lease; (12) to compensate M III, ERHC will issue, upon transfer of the first 100 wells, 250,000 shares of ERHC Rule 144 stock, and thereafter, an additional 250,000 shares of ERHC Rule 144 stock and warrants for 250,000 shares at ($0.75) per share to be exercised within two (2) years upon the assignment of the following leases: two (2) wells each producing between one thousand (1,000) and one thousand two hundred (1,200) barrels per day of oil production; two (2) wells each producing five hundred
(500)        barrels            per       day      of      oil        production
and five (5) wells each producing One Hundred (100) barrels per day of oil production; and, (13) M III shall provide ERHC/BAPCO with 26 leases to be used as collateral for the first funds described in this Agreement.
                  Further,  it is agreed  by both  parties  that the  additional leases shall be obtained by M III through the use of funds as provided by ERHC/BAPCO and may be used as collateral for any required funding.

V.       Allocation of Income and Losses
                  1. The joint venture parties agree that the Debt incurred by ERHC/BAPCO for its investment (maximum $8,500,000.00) shall take priority over all allocations for a maximum of ten (10) years and full payment of ERHC/BAPCO's investment. The minimum yearly amount payable to ERHC/BAPCO shall be determined by the loan requirments.

                  2. ERHC/BAPCO,  as operator of said fields,  shall receive two
dollars  and  fifty  cents  ($2.50)  per  barrel   produced  from  any  and  all
wells/leases in accordance with this Agreement.

                  3. All sums released after the payment of ERHC/BAPCO's Debt Service shall be as follows:

                  I. As to all productions except the twenty-eight (28) wells on the Roosevelt Unit:
                  (a)  20% to the Tribe;
                  (b) 10.59% to the original M III investors, until such time as the loan is repaid or ERHC/BAPCO purchases its interest;
                  (c)  41.643% to M III;
                  (d)  27.762% to ERHC/BAPCO.

                  II.  As to the twenty-eight    (28) wells located    on    the
Roosevelt Unit:
                  (a)  16.5% to the UTE Tribe;
                  (b)  41.75% to M III; and
                  (c)  41.75% to ERHC/BAPCO.

                  4.       ERHC/BAPCO has the option   to purchase an additional
five    (5%)     percent    share    of the oil and gas leases from the original
investor.

                  5. Further, the parties agree that until such time as natural gas production reaches Five Thousand (5,000) MSCF, such production shall be gathered and injected back into the Formation.

                  6. That at such time as the natural gas production achieves a daily production of Five Thousand (5,000) MSCF, M III shall with the assistance of War Eagle Corporation, arrange to fund the construction of an oil and gas refinery for the Uintah and Ouray Reservations.

                  Further, it is agreed that once the Refinery begins operation, ERHC/BAPCO will release a five (5%) percent working interest in the wells/leases then in effect to M III and M III shall grant to ERHC/BAPCO a twenty-five (25%) percent interest in the Refinery under a separate joint venture to be formed.

VI.      Terms of Agreement
                  This Joint Venture shall continue for a period of ten (10) years from the date of this Agreement and shall be renewed for the same time periods as the concession continues, unless it is sooner terminated pursuant to the provisions herein.

VII.     Governing Committee
                  (a) The Board of Directors of ERHC shall select three (3) persons and M III will select two (2) persons, which three (3) persons who, together with two (2) persons, shall constitute the Governing Committee of the Joint Venture. A vacancy in the Governing Committee caused by death, resignation or removal shall be filled by the Board of Directors that shall have appointed the departed member to the position which has become vacant and by both of the said Boards of Directors if the vacancy shall have occurred in the office of a member appointed by both of said Boards of Directors, as the case may be.

                  (b) The Governing Committee shall conduct the ordinary business operations of the Joint Venture. The Committee shall appoint ERHC/BAPCO as the Operational Managing Agent who, subject to its control, shall have the power to execute contracts in the name of the Joint Venture, to appoint and discharge agents and employees, and to take such other steps as shall be necessary to carry out the day to day operations of the Joint Venture.

                  (c) Regular meetings of the Governing Committee may be held without call or notice at such times and places as the Governing Committee at a meeting of all of its members from time to time may fix; other meetings of the Governing Committee may be called by any member thereof either by oral, telegraphic or written notice, not later than the three (3) days prior to the date set for such meeting. Such notice shall state the time and place of the meeting and shall be sent by overnight mail and/or Federal Express and by facsimile transmission to each member at his address and facsimile number as shown on the records of the Joint Venture.

                  (d) At any meeting of the Governing Committee, all of the members shall constitute a quorum. Members of the Committee may be present through telephonic methods. No action of the Governing Committee shall be effective unless authorized by the affirmative vote of a majority of the members thereof.

                  (e) Minutes of the meetings of the Governing Committee shall be kept by an individual designated by the Committee and the said minutes shall be presented to each of the parties hereto for their information.

VIII.  Termination of Joint Venture
                  (a)      The Joint Venture shall be terminated upon:

                           (i)      the expiration of the term specified in
                                    Article VI hereof;

                      (ii)          consent of all of the parties.

                  (b) Upon the termination of the Joint Venture for any reason, its liabilities and obligations to creditors shall be paid from cash on hand, or if such cash on hand is insufficient, then first from the proceeds of the sale of personal property of the Joint Venture, including automobiles, trucks, machinery and equipment and next, from the sale of other properties of the Joint Venture. Any liabilities still remaining shall then be borne in the portion set forth herein, by the parties in accordance with paragraph V hereof. Or, if any assets remain after payment of all liabilities, they shall then be distributed in the following manner, but not to any party who shall be deemed to have abandoned all of its rights in the Joint Venture, to wit:

                           (i) All cash on hand shall first be distributed to each party in an amount equal to the unliquidated balance of its capital account plus the amount of the credit balance of its income account and the remainder if any, shall be distributed to the said party in accordance with Article V hereof; and

                      (ii) All tangible personal property of the Joint Venture shall be segregated and either be distributed in accordance with subparagraph (i) above, or shall be sold and the proceeds thereof shall be distributed in the manner described in subparagraph (i) above; and

                     (iii) All real property and all intangible personal property of the Joint Venture shall be distributed in the manner described in subparagraph (i) above.

                  (c) In the event that a distribution under the terms of this Article shall be other than cash, then the value to be applied to such property shall be its market value as of the termination date, provided, that in the case of real property such market value shall be determined by a competent professional appraiser of real property to be selected by the parties or their legal representatives, as the case may be.

IX.      Fiscal Year; Accounting Basis; Income and Capital
         Account

                  The fiscal year of the Joint Venture shall be the fiscal year of ERHC/BAPCO, a public company. The Joint Venture's books and records shall be kept in the same manner and fashion as ERHC/BAPCO and in accordance with standard accounting procedures. The priority of income distribution under
Article V shall be after payment of the necessary and ordinary business expenses and satisfaction of the capital contribution/loan provided by ERHC/BAPCO under
Article IV. Thereafter, the income account of each party shall be credited with its share, if any, of the net income of the Joint Venture for each fiscal year and shall be charged with (i) its share, if any, of the net loss of the Joint Venture for each fiscal year, and (ii) any amounts distributed to it by the Joint Venture, but only to the extent of the credit balance of its income account before charging such distributions. The capital account of each party shall be credited with the capital contributions, if any, made by it under Article IV above, and such account shall be charged with any amounts distributed to it, if any, which pursuant to the preceding sentence, are not properly chargeable to its income account. The balance in a party's capital account at any time shall be referred to as its undistributed capital account.

X.       Banking
                  (a) The funds of the Joint Venture shall be kept in an account designated, or in any other manner which may be agreed upon between the parties, on deposit in a bank designated by the Joint Venture Governing Committee to be drawn upon checks jointly signed by the designees of the Governing Committee or any other duly authorized officer (or representative) of each party.

                  (b) A separate account entitled the ERHC/BAPCO Working Account may be established by the parties, at such place and in such manner as they shall determine, to be used in the day to day operation of the Joint Venture. All funds in such account shall be subject to the control of the Governing Committee and may be drawn upon checks signed by any two of the members of the Governing Committee or by the Operational Managing Agent acting alone if so authorized by the Governing Committee.

XI.      Transfer Restrictions
                  Without the written consent of the other party, a party shall not sell, assign or transfer all or any part of its interest in the Joint Venture except in accordance with the following procedures:

                  (a)      Initial Offer:
                  The selling party shall first deliver to the other party a written Notice of Intention to sell, offering all (but not less that all) of the interest of the selling party in the Joint Venture at the purchase price and on the terms specified therein, whereupon the other party shall have the right and option for a period of sixty (60) days following receipt of such Notice, to accept the offer made in such Notice, to all of the said interest at the purchase price and upon the terms stated therein. Such acceptance shall be made by delivering a written Notice of Acceptance to the selling party within said sixty (60) day period.

                  (b)      Sale to Outside Purchaser:
                  If an effective acceptance shall not be received pursuant to paragraph (a) above, then the selling party may sell all (but not less than all) of its interest to any outside purchaser, at a price not less than and on terms
not         more          favorable           than            the          price
and terms stated in the original Notice of Intention to sell, at any time during the period of sixty (60) days next following the expiration of the offers required by said paragraph (a); provided, that such transferee shall agree to be bound by the terms of this Article XI.

                  (c)      Failure to Sell to an Outside Purchaser:
                  If    the     selling    party   shall fail to sell all of its
interest as contemplated by paragraph (b) above within the sixty (60) day period, then the provisions of the said Article shall continue to apply to such interest as if no Notice of Intention to sell had been originally given in connection therewith.

XII.     Definition
                  For the purposes of this Agreement, the terms net income and net loss shall mean the income (including the gain, if any, resulting from the sale of all or any part of the properties of the Joint Venture) or loss of the Joint Venture as reflected in its books as audited by the accountant or accounting firm servicing the Joint Venture.

XIII.  General Provisions, Miscellaneous
                  (a) All notices, requests, consents and statements hereunder shall be deemed to have been properly given if mailed from by Federal Express, Express Mail or by certified U.S. mail, postage prepaid, or if sent by prepaid telegram, addressed in each case as follows:

                           (i)      If to ERHC/BAPCO, care of:

                                    James A. Griffin, Esq.
                                    420 Jericho Turnpike,
                                    Suite 321
                                    Jericho, New York 11753

                      (ii)          If to M III, care of:

                                    J.R. Murray
                                    c/o



                  (b) This Agreement shall be deemed a contract made under the laws of the State of New York and together with the rights and obligations of the parties hereunder shall be construed and enforced in accordance with and governed by the laws of such State.

                  (c) Each party agrees to execute and file all such certificates, counterparts, amendments, instruments or other documents as may be required by the laws of the State of New York and by the laws of any other state, county or municipality, to comply with any fictitious or assumed name statutes, and to qualify the Joint Venture for the transaction of business therein.

                  (d) The parties hereto agree to take such further action as shall be necessary to carry out the intention of this Agreement including the execution and filing of such documents and taking such steps as may be required by any appropriate statute or regulation.

                  (e) This  Agreement  shall be binding  upon and shall inure to
the   benefit  of  the   respective   heirs,   successors,   assigns  and  legal
representatives of the parties hereto.

                  (f)      This Agreement may be executed  simultaneously in two
or   more    counterparts,     all   of  which   together   shall constitute one
and the same instrument.

                  (g) The headings of Articles are solely for the convenience of reference and if there be any conflict between such headings and the text of this Agreement, the text shall control.

XIV.     MANAGEMENT, DUTIES AND RESTRICTIONS
                  Both parties to the joint venture shall participate in the business of the company's affairs and each party shall devote a portion of his time thereto. The managing partner shall be ERHC/BAPCO. Neither of the companies in this joint venture, M III and ERHC/BAPCO, shall directly or indirectly, engage in any other business without the consent of the other partners, but nothing herein contained shall prohibit the activity of either joint venture company from investing in any forms of investment for their own benefit provided such investments do not infringe on the running of the joint venture.

XV.      EXPENSES
                  No person shall charge through the joint venture any expenses for automobiles, entertainment, professional dues, conventions, charitable contribution, or any item connected with the operation and maintenance of his or her home or personal affairs unless agreed upon by all the parties.

IN WITNESS WHEREOF,

ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

Dated:  July      , 1997

/s/ Sam L. Bass
------------------------------------
          SAM L. BASS, CEO

/s/ James A. Griffin
------------------------------------
    JAMES A. GRIFFIN, SECRETARY



BASS AMERICA PETROLEUM COMPANY

Dated:  July   , 1997

/s/ Noreen Wilson
------------------------------------
 NOREEN WILSON, VICE PRESIDENT

/s/ James A. Griffin
------------------------------------
   JAMES A. GRIFFIN, SECRETARY



M III

Dated:  July,   1997

/s/ J. R. Murray
------------------------------------
    J. R. MURRAY, ESQ.

business.ven\miii.jv

Oil and Gas Agreement
Memo of Understanding
Sep30/97


                           MEMORANDUM OF UNDERSTANDING

         The contracting parties have assessed the progress on fulfillment of the undertakings under the Memorandum of the Agreement, signed on May 27th, 1997, and have stated as follows :

First : The here above referred Agreement has not been satisfactorily fulfilled due to the fact that ERHC/PFC could not fulfill its financial commitments;

Second : Problems related to maritime boundary delimitation of DRSTP has been referred to has the main reason to prevent ERHC/PFC to pay the concession fees in the amount of USD5,000,000.00 (five million United States Dollars) to the Government of DRSTP, taking into account the legal status of the former as a public company

         Due the interest of taking actions to implement the agreement the parties agree as follows :

a) ERHC/PFC will provide to the Government of the DRSTP the draft of the law of its maritime boundary delimitation and the suitable maps related thereto, acceptable for initial filling and according to the rules and regulations of the United Nations, the Gulf of Guinea Commission and the United Nations Convention on the Law of the Sea (UNCLOS II), within fifteen days from the herein under mentioned date, for the governmental review.

         The maps will be drawn up using the maximum allowable maritime territory under the UNCLOS II and taking into account the boundaries of the surrounding countries.

b) The Government of the DRSTP will approve the law concerning its maritime boundary delimitation and related maps no later than the third week of November, 1997.

c) ERHC/PFC, upon notification that the law on the maritime boundary delimitation has entered into force, will assist the Government in several ways, including in filling the documents set up in paragraph a) in the General Secretary of the United Nations and the Gulf of Guinea Commission, two weeks after such notification.


d)       ERHC/PFC, upon the filing of the law and relevant maps   on    maritime
         boundary

                                       2
Oil and Gas Agreement
Memo of Understanding
Sep30/97

         delimitation in the General Secretary of the United Nations and the Gulf of Guinea Commission, will transfer the required concession fees in the amount of USD 5,000,000.00 (five million United States Dollars) to the Government of the DRSTP, within three days.

e)       The time-frame for the Plan of Action may be   amended  by agreement of
         both parties, based on new information provided by ERHC/PFC

f)       ERHC/PFC will enter into final negotiation for the   shooting   of  two
         dimensional seismic survey on last quarter of the 1997.

g) ERHC/PFC will notify the Government of the DRSTP the progress of the negotiation with seismic companies by second week of October, 1997. Within the period from October to December, 1997, ERHC will re-evalutate all existing data, using the latest technology, and will present a report to the Government by the end of the year.

h)       Based on the new processed data, a Plan of Action will be set up     by
         both parties,  anticipated by first week of February, 1998.

i) ERHC/PFC will provide to the Government of DRSTP a monthly report. The parties also agree that the Technical Commissions thereof should meet every four month for the purposes of analysis and assessment on the progress of fulfillment of the binding undertaking.

j)       ERHC/PFC will provide the Government of the DRSTP the   technical   and
         financial assistance for the following purposes (provided    that those
         expenses are previously submitted and approved by ERHC)

                  - to draw up the draft of rules and regulations including the ones concerning the environmental issues, the hydrocarbon exploration and exploitation,

                  - to negotiate the maritime boundary delimitation with the surrounding countries,

                  - to pay all expenses arising from the trips and fees due to the United Nations Organizations and the Gulf of Guinea Commission with regard to the filling of maritime boundary delimitation legal documents,

                  - to pay the fees, if any, with regards to the
                  international  arbitration on settlement of the maritime
                  boundary    delimitation dispute,

                  - to finance the functioning of the technical commission appointed by the Government of the DRSTP, according to the budget to be approved by both parties,

                  - to provide financial assistance related to the attendance of international events previously selected by both parties on petroleum related matters.


k) This memorandum of Understanding will enter into force on the date of signature.


         Signed on ______ day of _______________ 1997.


                                      On behalf of the Government
                                              of the DRSTP

                                    /s/ Raul Braganca Neto
                                 --------------------------------------
                                           Raul Braganca Neto
                                           The Prime Minister



                                         On behalf of ERHC/PFC
                                         /s/ Noreen G. Wilson
                                        -----------------------
                                            Noreen G. Wilson