Form 10-K/A
period 1997-09-30
ENVIRONMENTAL REMEDIATION HOLDING CORP
filed 1997-12-30
CIK 799235

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                            FORM 10-K AMENDMENT NO. 1

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

                      Documents Incorporated by Reference:

                                      None

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997

                                TABLE OF CONTENTS

                                     PART I

                                                                            Page

Item 1.           Description of Business

Item 2.           Properties

Item 3.           Legal Proceedings

Item 4.           Submission of Matters to a
                  Vote of Security Holders

                                     PART II

Item 5.           Market For The Registrant's Common
                  Stock and Related Security Holders

Item 6.           Selected Financial Data

Item 7.           Management's Discussion and
                  Analysis of Plan of Operations

Item 8.           Financial Statements and
                  Supplementary Data

Item 9.           Changes in and Disagreements
                  with Accountants on Accounting
                  and Financial Disclosure

                                    PART III

Item 10.          Directors and Executive Officers
                  of The Company

Item 11.          Executive Compensation

Item 12.          Security Ownership of Certain
                  Beneficial Owners and Management

Item 13.          Certain Relationships and
                  Related Transactions

                                     PART IV

Item 14.          Exhibits and Financial Statements Schedule

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         Environmental Remediation Holding Corporation the "Company" is       an
independent     oil     and    gas         company      formed    in    1995  to
focus on acquiring and servicing marginally producing oil and natural gas properties which contain the potential for increased value through workovers and secondary recovery operations utilizing the Company's proprietary horizontal drilling tool. The Company is also focused on providing a full range of environmental remediation and "plug and abandonment" services to the oil and gas industry. More recently, the Company has additionally begun to acquire interests in non-producing oil and gas properties, particularly high potential international prospects in known oil-producing areas. In May 1997, the Company entered into an exclusive joint venture with the Democratic Republic of Sao Tome & Principe ("Sao Tome"), a set of islands located in the Gulf of Guinea off the coast of central West Africa, to manage the exploration, exploitation and development of the potential oil and gas reserves on and offshore Sao Tome, either through the venture or in collaboration with major international oil exploration companies. The Company is currently in the initial phase of project development and is conducting geophysical, seismic, environmental and engineering feasibility studies. The Company believes that this venture provides it with a significant foothold in the oil-rich Gulf of Guinea, in which the venture is the largest single concession holder in the entire Gulf.

         The Company has entered into a number of recent transactions in connection with its workover and recovery operations. In September 1997, the Company acquired a 37.5% interest in a 49,000 acre natural gas lease in the Nueces River area of south Texas, known as the "Nueces River Project," one of the largest natural gas field areas in the United States. According to independent reserve reports, it is estimated that this area contains 100 BCF of natural gas per 640 acre section. In October 1997, the Company re-entered the first of two existing shut-in wells on the property, and expects to ultimately recover up to 5 BCF per well using 5% of the estimated inplace reserves. The daily production rates from these wells cannot be determined at this time until well stimulation is completed in March 1998. In addition, the Company acquired in February and March 1997 two leases on oil fields located in Henderson County and Wichita Falls, Texas. These oil fields, which together comprise approximately 1,200 acres and 200 wells, have proven reserves totaling 2.5 million barrels of oil verified by an independent reservoir engineer. The Company estimates that, after reworking the wells using various techniques including its proprietary drill, these wells could produce from 500 to 800 barrels of oil per day. Through December 1997, the Company had recompleted 18 oil wells and is currently producing and selling "test" oil from the Wichita Falls field.

         The Company also holds interests in oil and natural gas leases in Utah. In July 1997, the Company entered into a joint venture with MIII Corporation, a Native American oil and gas company, to workover, recomplete and operate 335 existing oil and gas wells on the Uintah and Ouray Reservation in northeastern Utah. It is estimated that the first approximately 36 wells will be scheduled for recompletion and stimulation in early 1998 and, the Company estimates that after initial workover operations are completed, these wells could produce in excess of 3,900 barrels of oil per day. Independent reserve reports indicate, based on a study of 133 of such wells, proven and producing reserves of approximately 5.5 million barrels of oil and 23.4 BCF of natural gas on these sites. In October 1997, the Company acquired working interests ranging from 80% to 84% in a 13,680 acre oil and gas property adjoining the MIII fields, currently producing approximately 200 barrels of oil per day from eight producing wells. As of December 29, 1997, this is the Company's only commercially producing property, which began realizing revenues for the Company in November 1997. A 1997 independent reserve report indicates the property's gross recoverable reserves total approximately 4.055 million barrels of oil and 4.258 BCF of natural gas.

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

         Sao Tome

         In May 1997, the Company entered into an exclusive joint venture with Sao Tome, a member of the United Nations, to manage the exploration, exploitation and development of the country's potential oil and gas reserves in the Gulf of Guinea. Sao Tome is comprised of two principal islands which straddle the equator in the prolific petroleumproducing region of the Gulf of Guinea. The Sao Tome islands are located approximately 200 miles west of mainland Gabon, and southwest of Equatorial Guinea and Cameroon, and are located directly on a well-known geologic feature known as the "Cameroon Volcanic Line."

         The exclusive 25-year joint venture agreement provides for the establishment of a national oil and gas company owned jointly by Sao Tome, the Company and, as a junior partner, Procura Financial Consultants, c.c., a South African corporation ("Procura"). Under the agreement, the venture has the first right to select the oil and gas concessions it desires to explore and develop in an area encompassing approximately 64,550 square miles in the Gulf of Guinea. On behalf of Sao Tome, the Company has agreed to negotiate with major international oil and gas companies to grant leases to oil and gas concessions not selected by the joint venture. The Company is entitled to receive an overriding royalty on the production from those concessions. Pursuant to the terms of the agreement, Sao Tome has the right to terminate the agreement in the event the Company fails to make the remaining concession fee payment of $3 million at the time Sao Tome determines, and the United Nations accepts and approves, the 200 mile exclusive economic zone boundaries (expected to be by March 1998) or fails to timely commence the orderly development of the national oil and gas joint venture company. The Company is currently exploring funding sources for this payment. In December 1997, the Company made an initial $2 million payment in respect of the concession fee from the proceeds of it's 1997 private placement.

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

         For the fiscal year ended September 30, 1997, the Company spent approximately $53,000 on workover
and       recompletion  operations,  involving  9 wells in  Texas.  The  Company anticpates spending in excess of $1,825,000 on workover and recompletion operations during fiscal 1998, although there can be no assurance it will have funding to do so.

         In connection with this focus, the Company actively pursues operating cost reductions on the properties it acquires. The Company believes that its cost structure and operating practices generally result in improved operating economies.

         The following is a brief discussion of significant developments in the Company's recent workover and recompletion activities:

         Nueces River Natural Gas Project

     The Company has a 37.5% working interest in a 49,000 acre natural gas lease in the Nueces River area of McMullen and LaSalle counties in south Texas, known as the "Nueces River Project," one of the largest natural gas field areas in the United States. A 1997 independent reserve report prepared by Sandwood Consultants of Nacogdoches, Texas estimated that the field's reserve contains 100 BCF of natural gas per 640 acre section. In December 1997, the Company re-entered the first of two existing shut-in wells on the property, and expects to ultimately recover up to 5 BCF per well using 5% of the estimated inplace reserves. The daily production rates from these wells cannot be determined at this time until well revitalization is completed in March 1998. Following revitalization, the Company estimates that such wells have the possibility of producing in excess of 500,000 MCF (million cubic feet) of natural gas per day. A 20-inch diameter transcontinental gas pipeline is located approximately three miles from the wells to provide access to a gas market. The Company jointly operates the field with Autry Stephens & Co., a large independent operator in west and south Texas. The Company acquired its interest in the Nueces River in October 1997 in consideration for $200,000 and the issuance of 50,000 shares of its common stock.

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

         Uinta Project

         In October 1997, the Company acquired working interests ranging from 80% to 84% in a 13,680 acre oil and gas property adjoining the MIII fields in the Uinta Basin with 24 oil and natural gas wells, currently producing approximately 200 barrels of oil per day from eight continuously producing wells and ten wells on intermittent production. As of December 29, 1997, this is the Company's only commercially producing property, which began realizing revenue for the Company in November 1997. A 1997 independent reserve report indicates the property's gross recoverable reserves total approximately 4.055 million barrels of oil and 4.258 BCF of natural gas. Wells in this field produce primarily from multiple sandstone reservoirs of the lower Green River Formation at depths averaging 5,500 feet. The remaining working interests in this field are held by the Ute Tribe.

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
                                    ======        ======        ======     =====         =====       ======       ======

     The Company is currently evaluating the existing reserve reports and underlying data on all leases and has contracted another independent appraiser to complete new reserve reports.

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

     The oil and gas leases owned by the Company at September 30, 1997 are located in Ector, Texas and Henderson County, Texas. The reserve reports on these leases were prepared by Dr. Joseph Shoaf.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NONE.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDERS MATTERS

     (a) Market Information. Shares of the Company's common stock have been traded on the OTC Bulletin Board under the symbol "ERHC" since September 11, 1996. The following table sets forth the high and low sales prices of the Common Stock as quoted on the OTC Bulletin Board for the periods indicated. The high and low sales prices for the Common Stock below reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

                                                                                High             Low
Fiscal Year 1996
4th Quarter (September 11 - September 30, 1996)...........................     $5-3/4           $5-1/4

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

Fiscal Year 1998
1st Quarter (October 1 - December 22, 1997)..............................       3-3/8            2-1/2

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

     The Company's strategy in the United States is to increase oil and natural gas reserve, production, and cash flow through (1) the exploration of its existing acreage position in Texas, Utah, and the Democratic Republic of Sao Tome and Principe; (2) the acquisition of additional properties in known producing areas that provide significant development in exploratory drilling potention; (3) the exporation for oil and natural gas reserves; (4) the maintenance of a low operating and cost structure; and, (5) environmenal remediation as it relates to the oil and gas industry.

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




                                               /s/ Durland & Company, CPAs, P.A.

Palm Beach, Florida
December 12, 1997

                                   ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                                            Consolidated Balance Sheets
                                                   September 30,
                                                                     1995                1996                 1997
                                                                ---------------     --------------      -----------------
                          ASSETS
CURRENT ASSETS
  Cash                                                       $                0                  0                327,743
  Prepaid expenses and other current assets                                   0                  0                215,708
                                                                ---------------     --------------      -----------------
    Total Current Assets                                                      0                  0                543,451
                                                                ---------------     --------------      -----------------
PROPERTY AND EQUIPMENT
  Equipment (note 1b)                                                         0          3,348,000              5,226,000
                                                                ---------------     --------------      -----------------
    Total Property and Equipment                                              0          3,348,000              5,226,000
                                                                ---------------     --------------      -----------------
OTHER ASSETS
  Deposits on fixed assets                                                    0              5,000                136,560
  Crude oil reserves, net (note 1f)                                           0                  0             12,500,000
  Chevron P&A master service agreement (note 1h)                              0                  0              3,000,000
  Deferred compensation, net (note 1d)                                  500,000            427,500                250,000
                                                                ---------------     --------------      -----------------
    Total Other Assets                                                        0            432,500             15,886,560
                                                                ---------------     --------------      -----------------
Total Assets                                                 $          500,000          3,780,500             21,656,011
                                                                ===============     ==============      =================
           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accrued expenses and other current payable                 $            3,316                  0                111,054
  Stockholder loans (note 1c)                                                 0              6,730                465,094
  Accrued interest (note 1c)                                                  0                  0                 37,228
  Accrued salaries (note 4)                                                   0                  0                960,000
  Short term bank loan (note 1c)                                              0                  0                175,000
                                                                ---------------     --------------      -----------------
    Total Current Liabilities                                             3,316              6,730              1,748,376
                                                                ---------------     --------------      -----------------
LONG-TERM LIABILITIES
  Long-term debt                                                              0                  0                      0
                                                                ---------------     --------------      -----------------
    Total Long-Term Liabilities                                               0                  0                      0
                                                                ---------------     --------------      -----------------
Total Liabilities                                                         3,316              6,730              1,748,376
                                                                ---------------     --------------      -----------------
STOCKHOLDERS' EQUITY
  Common stock, $0.0001 par value; Authorized
    950,000,000 shares: issued and outstanding 1,639,450
    at September 30, 1995; 3,239,374 at September 30,
    1996 and 22,989,526 at September 30, 1997 (note 3)                      164                324                  2,299
  Preferred stock, $0.0001  par value, authorized
    10,000,000 shares; issued and outstanding 0 at
    September 30, 1995, 1996 and 1997.                                        0                  0                      0
  Additional paid in capital in excess of par                           499,924          4,629,598             38,686,840
  Stock subscriptions receivable                                              0                  0              (913,300)
  Retained earnings (deficit)                                           (3,404)          (856,152)           (17,868,204)
                                                                ---------------     --------------      -----------------
Total Stockholders' Equity                                              496,684          3,773,770             19,907,635
                                                                ---------------     --------------      -----------------
Total Liabilities and Stockholders' Equity                   $          500,000          3,780,500             21,656,011
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

                                   ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                                  Consolidated Statements of Stockholders' Equity
                                         September 30, 1995, 1996 and 1997

                                Number           Common      Pf'd       APIC         Stk Subs       Accumulated         TTL S/H
                              of Shares          Stock       Stock                    Receivable        Deficit            Equity
                            --------------    ------------ -------- ------------ --------------  ----------------  ----------------
BALANCE,September 5, 1995                0    $          0        0            0              0                 0                 0
9/23 - cash                        884,407              88        0            0              0                 0                88
9/25 - services                    755,043              76        0      499,924              0                 0           500,000
  Net loss                               -               0        0            0              0           (3,404)           (3,404)
                            --------------    ------------ -------- ------------ --------------  ----------------  ----------------

BALANCE,
September 30, 1995               1,639,450             164        0      499,924              0           (3,404)           496,684
10/1 - equipment                   744,000              74        0    3,719,926              0                 0         3,720,000
10/10 - cash                        20,000               2        0       49,998              0                 0            50,000
8/9 - cash                          20,500               2        0       42,890              0                 0            42,892
8/19 - reverse merger              356,317              36        0     (243,366)             0                 0         (243,330)
8/19 - S-8 services                 73,277               7        0       73,270              0                 0            73,277
8/30 - services                     10,000               1        0       69,999              0                 0            70,000
9/15 - services                     55,000               6        0      384,994              0                 0           385,000
9/15 - cash                        320,830              32        0       31,963              0                 0            31,995
  Net loss                               -               0        0            0              0         (852,748)         (852,748)
                            --------------    ------------ -------- ------------ --------------  ----------------  ----------------

BALANCE,
September 30,  1996              3,239,374             324        0    4,629,598              0         (856,152)         3,773,770
2/10 - S-8 services              1,600,000             160        0    1,099,840              0                 0         1,100,000
3/4 - oil wells/leases             300,000              30        0    4,999,970              0                 0         5,000,000
3/5 - oil wells/leases             200,000              20        0    7,499,980              0                 0         7,500,000
3/13 - S-8 services                300,000              30        0      374,970              0                 0           375,000
4/5 - Chevron contract           3,000,000             300        0    2,999,700              0                 0         3,000,000
4/5 - services                   1,342,981             134        0    1,342,847              0                 0         1,342,981
4/5 - contributed to corp        (100,000)            (10)        0      (99,990)              0                 0         (100,000)
4/9 - BAPCO acquisition          4,000,000             400        0    2,249,600              0                 0         2,250,000
5/14 - S-8 services              1,500,000             150        0      562,350              0                 0           562,500
6/19 - services                    150,000              15        0       28,110              0                 0            28,125
7/8 - cash                         800,000              80        0      399,920              0                 0           400,000
7/15 - DRSTP information         1,000,000             100        0    1,999,900              0                 0         2,000,000
7/25 - S-8 services              2,335,000             233        0    6,464,798              0                 0         6,465,031
7/30 - services                  1,500,000             150        0    2,249,850              0                 0         2,250,000
7/30 - cash                        147,000              15        0      146,985              0                 0           147,000
8/8 - cash                          74,000               8        0      147,992              0                 0           148,000
9/4 - services                     400,000              40        0      307,960              0                 0           308,000
9/10 - cash stk subs recv          727,273              73        0      799,927      (800,000)                 0                 0
9/15 - cash & stk subs recv        473,898              47        0      482,533      (113,300)                 0           369,280
  Net loss                               -               0        0            0              0      (17,012,052)      (17,012,052)
                            --------------    ------------ -------- ------------ --------------  ----------------  ----------------

BALANCE,
September 30,  1997             22,989,526     $     2,299         0  38,686,840      (913,300)      (17,868,204)        19,907,635
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

                                                                                1995                      1996                  1997
                                                                           --------------      ---------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss)                                                     $            (3,404)            (852,748)          (17,012,052)
Adjustments to reconcile net loss to net cash used for operating activities:
    Amortization of deferred compensation                                               0              142,500               125,000
    Non-cash gain on forgiveness of debt                                                0             (60,477)               (6,730)
    Stock issued for services rendered                                                  0              315,000            12,345,329
    Stock issued for DRSTP geological data                                              0                    0             2,000,000
    Depreciation                                                                        0              372,000               372,000
Changes in operating assets and liabilities:
   (Increase) decrease in prepaid expenses                                              0                    0             (215,708)
   Increase (decrease) in accrued interest expense                                      0                    0                37,228
   Increase (decrease) in accrued expenses                                          3,316                    0               111,054
   Increase (decrease) in accrued salaries                                              0                    0               960,000
                                                                           --------------      ---------------      ----------------
Net cash (used) provided by operating activities                                     (88)             (83,725)           (1,283,879)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits                                                                                0              (5,000)             (131,560)
                                                                           --------------      ---------------      ----------------
Net cash (used) provided by investing activities                                        0              (5,000)             (131,560)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock sold for cash                                                             88               81,995             1,102,988
Payments on stockholder advances                                                        0             (16,000)             (295,287)
Funds advanced by third-parties                                                         0                    0               175,000
Funds advanced by stockholders                                                          0               22,730               760,481
                                                                           --------------      ---------------      ----------------
Net cash (used)  provided by financing activities                                      88               88,725             1,743,182

Net increase (decrease) in cash                                                         0                    0               327,743

CASH, beginning of period                                                               0                    0                     0
                                                                           --------------      ---------------      ----------------
CASH, end of period                                                  $                  0                    0               327,743
                                                                           ==============      ===============      ================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash                                                $                  0                    0                 3,559
                                                                           ==============      ===============      ================

Non cash financing activities:
   Stock issued to acquire environmental remediation equipment       $                  0            3,720,000                     0
                                                                           ==============      ===============      ================
   Stock issued to acquire crude oil reserves and wells              $                  0                    0           12,500,000
                                                                           ==============      ===============      ================
   Stock issued to acquire Chevron master P&A service agmt           $                  0                    0             3,000,000
                                                                           ==============      ===============      ================
   Stock issued to acquire BAPCO                                     $                  0                    0             2,250,000
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

     b) Equipment Environmental remediation equipment was purchased by ERFC in exchange for common stock. The fair market value of the equipment was determined through the use of an independent third party equipment appraiser. The then determined fair market value was lower than the previous owners cost basis, and the fair market value of the ERFC stock exchanged was undeterminable, therefore the Company chose to value the equipment received using the appraiser's valuation, or $3,720,000. The Company has chosen to depreciate the equipment using the straight line method over its estimated remaining useful life of ten years.
         Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation expense for the period since inception ended September 30, 1995 was $0 and for the years ended September 30, 1996 and 1997 was $372,000 and $372,000.

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

     f) Crude oil reserves At September 30, 1996, the Company had no oil and gas reserves. In March 1997, the Company acquired an undivided 8/8 interest in a 100 well lease located in the Gunsite Sand Lease in Ector, Texas, in exchange for 300,000 shares of the Company's common stock. The Company received an independent evaluation of this field which reflected 1,000,000 barrels of proven oil reserves. In March 1997, the Company acquired an undivided 8/8 interest in a 100 well lease located in the Woodbine Sand Lease Block in Henderson County, Texas, in exchange for 200,000 shares of the Company's common stock. The Company received an independent evaluation of this field which reflected 1,500,000 barrels of proven oil reserves. The Company has valued the proven reserves at current market value, less lifting costs, less projected well rework costs, less projected equipment repair/replacement costs, less estimated dismantlement, restoration and abandonment costs and less a discount of approximately 50% to allow for potential errors in the estimated costs and reserve reports and fluctuations in the market value of crude oil. The Company chose to value these acquisitions on the basis of the asset value received rather than the value of the common stock given up as at the time of the acquisition the stock price was highly volatile and thinly traded.

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

(2) Income taxes The Company has a consolidated net operating loss carry-forward amounting to $17,868,204, expiring as follows: $3,404 in 2010, $852,748 in 2011 and $17,012,052 in 2012. The Company has a
         $7,147,282 deferred tax asset resulting from the loss carry-forward, for which it has established a 100% valuation allowance. Until the Company's current plans begin to produce earnings it is unclear as to the ability of the Company to utilize these carry-forwards.

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

      e) Olmos Nueces River Prospect oil and natural gas lease In October 1997, the Company entered into an agreement to acquire a 3/8 undivided interest in a natural gas well that had been plugged and abandoned approximately 10 years ago. This agreement requires the Company to pay the seller $200,000 and 50,000 shares of the Company's common stock, as well as to pay the Company's proportinate share of the costs to reenter this well. The Company is also required to carry the seller's 1/8 proportionate share of the reentry costs until the well is producing. The seller also owns an undivided 50% interest in the oil and gas lease on the 49,019 acres of land contiguous to the initial well. The agreement allows the Company to acquire a 3/8 undivided interest in this lease by paying to the seller approximately $343,000 each April for four years. The Company received the initial lease assignment on December 1, 1997. The Company is currently evaluating the existing reserve reports and underlying data on these leases as well as has contracted another independent appraiser to complete new reserve reports for its use.

     f) Firm commitment letter of intent In December 1997, the Company received a firm commitment letter of intent form a registered brokerage house which contemplates a public offering of approximately $50,000,000 of the Company's debt securities. This offering, if it proceeds, is contemplated for early 1998.

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

         Noreen G. Wilson has served as Chief Financial Officer of the Company since June 1997. She has been a Director of the Company since December 1996. From January 1995 to the present time, Mrs. Wilson has served as President of Supertrail Manufacturing Company, Inc., a real estate development firm located in Aberdeen, Mississippi. Supertrail Manufacturing Company, Inc. filed for Chapter 11 reorganization under the U.S. Bankruptcy Code in January 1995. At that point in time, Mrs. Wilson became President, in order to guide and manage the company through its reorganization, and she devotes minimal time in this position. From February 1993 to December 1996, Mrs. Wilson served as an

International Consultant for the financing of American builders and contractors overseas, primarily working through the Export/Import Bank and the World Bank. During the same time period, Mrs. Wilson served as Vice President of Traditional Enterprises, a financial consulting firm located in Roswell, Georgia. Ms. Wilson is the first cousin of James A. Griffin.

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

                                            SUMMARY COMPENSATION TABLE

                                   Annual Compensation(c,d,e)                 Long-Term Compensation(f,g,h)
(a)               (b)           (c)           (d)           (e)                 (f)              (g)          (h)

NAME AND                                                                        RESTRICTED
PRINCIPAL         FISCAL                                    OTHER ANNUAL        STOCK            OPTIONS/     LTIP
POSITION          YEAR (1)      SALARY (2)    BONUS         COMPENSATION        AWARDS (4)       SARs         payout

Sam L. Bass,      1997          $480,000           0            $125,000              0                     0          0
Jr., CEO,                                                            (3)
President

James R.          1997          $100,000           0                  0         500,000               0          0
Callender,                                                                      shares
Chief
Operating
Officer,
Director

James A.          1997          $120,000           0                  0         500,000               0          0
Griffin,                                                                        shares
Secretary,
Treasurer,
Director

Noreen G.         1997          $360,000           0                  0         500,000               0          0
Wilson,                                                                         shares
Executive
Vice
President,
Chief
Financial
Officer

(1)      James R. Callender joined the Company as its Chief Operating Officer in July 1997.  Noreen G.
Wilson joined the Company as Executive Vice-President and Chief Financial Officer in January 1997.

(2)      Salaries for Sam L. Bass, Jr., James A. Griffin, and Noreen G. Wilson are accrued and not paid in cash.
Each has an option to convert all or part of any accrued salary to common stock of the Company at a price reasonably established by the Board of Directors.

(3)      Represents amortization of Common Stock of ERFC distributed in 1995 to Sam L. Bass, Jr. (see Financial
Statements note 1d).

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

Compensation of Executive Officers

         During the fiscal year ended September 30, 1997, the Company did not make cash payments to any of its executive officers for salary, except for James
R. Callender, Sr., the Company's Chief Operating Officer, who was paid a total of $100,000 in July, August and September 1997, and Robert McKnight, the President of BAPCO, who was paid a total of $20,000 in August and September 1997 The Company continues to compensate Messrs. Callender and McKnight at the current rate of $40,000 and $10,000 per month, respectively. The Company, however, made lease payments on automobiles for each of Sam L. Bass, Jr., Noreen
G. Wilson, James A. Griffin and Mr. McKnight during the fiscal year ended September 30, 1997, in each case of approximately $450 per month. The Company the balance of the salaries as reflected in the Executive Compensation chart above.

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

         With respect to incentive stock options, the Plan would provide that the exercise price of each such option be at least equal to 100% of the fair market value of the Common Shares on the date that such option is granted (and 110% of fair market value in the case of shareholders who, at the time the option is granted, own more than 10% of the total outstanding Common Shares), and would require that all such options have an expiration date not later than the date which is one day before the tenth anniversary of the date of the grant of such option (or the fifth anniversary of the date of grant in the case of 10% or greater shareholders. However, with certain limited exceptions, in the event that the option holder would cease to be associated with the Company, or would engage in or be involved with any business similar to that of the Company, such option holder's incentive options would immediately terminate. Pursuant to the Plan, the aggregate fair market value, determined as of the date(s) of grant, for which incentive stock options will first be exercisable by an option holder during any one calendar year will not exceed $ 100,000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of December 29, 1997, with respect to the beneficial ownership of the Company's Common Stock by each shareholder known by the Company to be the beneficial owner of more than 5% of its outstanding shares, by each director of the Company, by the executive officers named in the table below and by the directors and executive officers of the Company as a group. Except as otherwise noted, the persons named in this table, based upon information provided by such persons, have sole voting and investment power with respect to all Common Stock beneficially owned by them.

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

         In April 1997, the Company acquired all of the outstanding capital stock of BAPCO, a privately-held company controlled by Sam L. Bass, Jr., who has been the Company's Chairman of the Board, President and Chief Executive Officer since September 1995. Through this acquisition, the Company acquired, among other assets, ownership of all rights to the BAPCO Tool and assignment of the Chevron master service agreement. The Company issued 4,000,000 Common Shares to Mr. Bass in exchange for the outstanding capital stock of BAPCO. In addition, the Company issued 3,000,000 Common Shares to BEW, a company controlled by Mr. Bass, in connection with the assignment of the Chevron master service agreement. See " Item 1. Description of Business - Environmental Remediation Services."

         From time to time, Noreen G. Wilson and James A. Griffin, both executive officers and directors of the Company, have advanced funds to the Company in the total amount of approximately $760,500, pursuant to 8.5% demand promissory notes of which $295,300 was repaid in 1997. The balance of such notes are convertible into Common Stock at the option of the noteholder at a conversion rate per share equal to the fair market value of a Common Stock at the time of the advance.

ITEM 14.          EXHIBITS

Index to Exhibits                                                          Page


10.1 Chevron Master Service Order and Letter Agreement dated 10/1/96

10.2 Centrum Marine Services, S.A. Joint Venture Agreement dated 12/6/96

10.3 Memorandum of Agreement Between M III Corporation and ERHC dated 6/28/97

10.4 Sao Tome Memorandum of Understanding dated 9/30/97

21   List of Subsidiaries

27   Financial Data Schedule

                                   SIGNATURES




         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized, this 29th day of December, 1997.



                                                       Environmental Remediation
                                                       Holding Corporation


                                             By:/s/Sam L. Bass, Jr.
                                                   Sam L. Bass, Jr., CEO

                                             By:/s/Noreen Wilson
                                                   Noreen Wilson, Vice President



Pursuant to the requirements of the Securities and Exchange Act of 1934, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.


SIGNATURE                              TITLE                        DATE



/s/James A. Griffin                  Secretary                 December 29, 1997
James A. Griffin, Esq.              and Director


/s/Sam L. Bass, Jr.
Sam L. Bass, Jr.                  CEO and Director             December 29, 1997


/s/James Callender
James Callender                       Director                 December 29, 1997


/s/William Beaton
William Beaton                        Director                 December 29, 1997


/s/Noreen Wilson                   Vice President
Noreen Wilson                      and Director                December 29, 1997