Form 10-Q
period 1997-12-31
ENVIRONMENTAL REMEDIATION HOLDING CORP
filed 1998-02-18
CIK 799235

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                    FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended December 31, 1997

                         Commission File Number 0-17325


                     ENVIRONMENTAL REMEDIATION HOLDING CORP.
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

                         Common stock, $0.0001 par value
                     As of December 31, 1997 was 23,965,625

                      Documents Incorporated by Reference:

                                      None

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

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                           Consolidated Balance Sheets
                                  December 31,

                                                                             Sep 30, 1997             Dec 31, 1997
                                                                          -------------------      -------------------
                                ASSETS                                                                     (Unaudited)
CURRENT ASSETS
  Cash                                                                   $            327,743                  797,102
 Accounts receivable and other current assets                                         215,708                  447,231
                                                                          -------------------      -------------------
    Total Current Assets                                                              543,451                1,244,333
                                                                          -------------------      -------------------
PROPERTY AND EQUIPMENT
  Equipment (note   )                                                               5,226,000                6,705,509
                                                                           -------------------      -------------------
    Total Property and Equipment                                                    5,226,000                6,705,509
                                                                            -------------------      -------------------
OTHER ASSETS
  Deposits on fixed assets                                                            136,560                  300,705
  Crude oil and natural gas reserves, net (note   )                                12,500,000               13,011,533
  Chevron P&A master service agreement (note   )                                    3,000,000                2,850,000
  DRSTP Concession fee                                                                      0                2,008,300
  Deferred compensation, net (note   )                                                250,000                        0
                                                                          -------------------      -------------------
    Total Other Assets                                                             15,886,560               18,170,538
                                                                          -------------------      -------------------
Total Assets                                                             $         21,656,011               26,120,380
                                                                          ===================      ===================
                 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accrued expenses and other current payable                             $            111,054                  569,220
  Stockholder loans (note   )                                                         465,094                  475,008
  Accrued interest (note   )                                                           37,228                   86,499
  Accrued salaries (note  )                                                           960,000                1,230,000
  Short term bank loan (note   )                                                      175,000                        0
                                                                          -------------------      -------------------
    Total Current Liabilities                                                       1,748,376                2,360,727
                                                                          -------------------      -------------------
LONG-TERM LIABILITIES
  Convertible debt, net, (note    )                                                         0                3,838,825
                                                                          -------------------      -------------------
    Total Long-Term Liabilities                                                             0                3,838,825
                                                                          -------------------      -------------------
Total Liabilities                                                                   1,748,376                6,199,552
                                                                          -------------------      -------------------
STOCKHOLDERS' EQUITY
  Common stock,  $0.0001 par value;  Authorized  950,000,000 shares:  issued and outstanding  22,989,526  at  September  30, 1997 and  24,215,625  issued and
    23,965,625 outstanding at December 31,
    1997 (note  )                                                                       2,299                    2,422
  Preferred stock, $0.0001  par value; Authorized 10,000,000 shares;
    issued and outstanding 0 at September 30, 1997 and December
    31, 1997                                                                                0                        0
  Additional paid in capital in excess of par                                      38,686,840               40,433,161
 Treasury stock                                                                             0                (500,000)
  Stock subscriptions receivable                                                    (913,300)                        0
  Retained earnings (deficit)                                                    (17,868,204)             (20,014,755)
                                                                          -------------------      -------------------
Total Stockholders' Equity                                                         19,907,635               19,920,828
                                                                          -------------------      -------------------
Total Liabilities and Stockholders' Equity                               $         21,656,011               26,120,380
                                                                          ===================      ===================

     The accompanying notes are an integral part of the financial statements
                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                      Consolidated Statements of Operations
                           3 Months ended December 31,
                                   (Unaudited)

                                                                              1996                      1997
                                                                        ----------------          ---------------
                             REVENUE
Sales - environmental remediation services                         $                     0                  146,083
Sales - crude oil                                                                        0                   96,914
                                                                       -------------------      -------------------
  Total sales                                                                            0                  242,997
                                                                       -------------------      -------------------
                          COST OF SALES
Cost of sales - environmental remediation services                                       0                    8,511
Cost of sales - crude oil                                                                0                   35,851
                                                                       -------------------      -------------------
  Total cost of  sales                                                                   0                   44,362
                                                                       -------------------      -------------------
   Gross profit/(loss)                                                                   0                  198,635
                       OPERATING EXPENSES
Advertising                                                                              0                   11,855
Automotive expenses                                                                      0                   33,537
Bank charges                                                                             0                      398
Compensation - officers                                                             31,250                  520,000
Compensation - directors                                                                 0                        0
Consultant fees                                                                          0                  251,171
Amortization                                                                             0                  150,000
Depreciation                                                                        93,000                  114,311
Donations                                                                                0                    6,175
Dues, fees, licenses and taxes                                                           0                    4,703
Insurance                                                                                0                   16,268
Geological data and reports                                                              0                        0
Oil lease transfer fees                                                                  0                        0
Office expenses                                                                          0                   25,862
Oil well rework expenses                                                                 0                   23,898
Professional fees                                                                   52,500                  512,615
Research and development                                                                 0                        0
Rent                                                                                     0                   39,184
Salaries                                                                                 0                   73,560
Telephone                                                                                0                   24,380
Travel and entertainment                                                                 0                  258,744
Utilities                                                                                0                    6,626
Miscellaneous                                                                            0                  216,413
                                                                       -------------------      -------------------
  Total operating expenses                                                         176,750                2,289,700
                                                                       -------------------      -------------------
Income(loss) from operations                                                     (176,750)              (2,091,065)
Interest expense                                                                         0                 (61,096)
Interest income                                                                          0                    5,609
                                                                       -------------------      -------------------
Income(loss) before tax & extraordinary item                                     (176,750)              (2,146,552)
Extraordinary item - forgiveness of debt                                                 0                        0
                                                                       -------------------      -------------------
Income(loss) before taxes                                                        (176,750)              (2,146,552)
Income tax expense/(benefit)                                                             0                        0
                                                                       -------------------      -------------------
Net income(loss)                                                   $             (176,750)              (2,146,552)
                                                                       ===================      ===================
Weighted average number of shares outstanding                                    3,239,374               24,017,700
                                                                       ===================      ===================
Net loss per share                                                 $                (0.05)                   (0.09)
                                                                       ===================      ===================

    The accompanying notes are an integral part of the financial statements.

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                 Consolidated Statements of Stockholders' Equity

                           Number         Comm    Pf'd       APIC         Treasury      Stk Subs      Accumulated       TTL S/H
                          of Shares       Stk     Stk                        Stk         Receiv         Deficit          Equity
                       ---------------   ------- ------ --------------- -------------  -----------  --------------- ----------------
BEGIN BALANCE,
September 30, 1996           3,239,374 $     324      0       4,629,598             0            0        (856,152)        3,773,770

2/10 - S-8 services          1,600,000       160      0       1,099,840             0            0                0        1,100,000
3/4 - oil wells/leases         300,000        30      0       4,999,970             0            0                0        5,000,000
3/5 - oil wells/leases         200,000        20      0       7,499,980             0            0                0        7,500,000
3/13 - S-8 services            300,000        30      0         374,970             0            0                0          375,000
4/5 - Chevron contract       3,000,000       300      0       2,999,700             0            0                0        3,000,000
4/5 - services               1,342,981       134      0       1,342,847             0            0                0        1,342,981
4/5 - contrib to corp        (100,000)      (10)      0        (99,990)             0            0                0        (100,000)
4/9 - BAPCO acquisit         4,000,000       400      0       2,249,600             0            0                0        2,250,000
5/14 - S-8 services          1,500,000       150      0         562,350             0            0                0          562,500
6/19 - services                150,000        15      0          28,110             0            0                0           28,125
7/8 - cash                     800,000        80      0         399,920             0            0                0          400,000
7/15 - DRSTP information     1,000,000       100      0       1,999,900             0            0                0        2,000,000
7/25 - S-8 services          2,335,000       233      0       6,464,798             0            0                0        6,465,031
7/30 - services              1,500,000       150      0       2,249,850             0            0                0        2,250,000
7/30 - cash                    147,000        15      0         146,985             0            0                0          147,000
8/8 - cash                      74,000         8      0         147,992             0            0                0          148,000
9/4 - services                 400,000        40      0         307,960             0            0                0          308,000
9/10 - cash stk subs recv      727,273        73      0         799,927             0    (800,000)                0                0
9/15 - cash & stk subs recv    473,898        47      0         482,533             0    (113,300)                0          369,280
  Net loss                           -         0      0               0             0            0     (17,012,052)     (17,012,052)
                       ---------------   ------- ------ --------------- -------------  -----------  --------------- ----------------
BALANCE, Sept 30, 1997      22,989,526  $  2,299      0      38,686,840             0    (913,300)     (17,868,204)       19,907,635

10/97 - Stock Subs Rec'd             -         0      0               0             0      913,300                0          913,300
10/8 - Uinta Acquisition     1,000,000       100      0       1,429,900             0            0                0        1,430,000
10/97-Neuces Acquisition        50,000         5      0         148,745             0            0                0          148,750
11/97 - cash ,net              176,099        18      0         167,676             0            0                0          167,694
12/15 - cash                         -         0      0               0     (500,000)            0                0        (500,000)
  Net loss                           -         0      0               0             0            0      (2,146,551)      (2,146,551)
                       ---------------   ------- ------ --------------- -------------  -----------  --------------- ----------------
BALANCE, December
 31,  1997 (Unaudited)      24,215,625     2,422      0      40,433,161     (500,000)            0     (20,014,755)       19,920,828
                       ===============   ======= ====== =============== =============  ===========  =============== ================

    The accompanying notes are an integral part of the financial statements.

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                              1996                     1997
                                                                                     ------------------       ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss)                                                                $             (176,750)              (2,146,552)
Adjustments to reconcile net loss to net cash used for operating activities:
    Amortization of deferred compensation                                                        83,750                  250,000
    Amortization of Chevron agreement                                                                 0                  150,000
    Crude oil depletion                                                                               0                   17,217
    Depreciation                                                                                 93,000                  114,311
Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable and other assets                                        0                (231,523)
   Increase (decrease) in accrued interest expense                                                    0                   49,271
   Increase (decrease) in accrued expenses                                                            0                  458,166
   Increase (decrease) in accrued salaries                                                            0                  270,000
                                                                                     ------------------       ------------------
Net cash (used) provided by operating activities                                                      0              (1,069,110)

CASH FLOWS FROM INVESTING ACTIVITIES:
DRSTP Concession fee payment                                                                          0              (2,008,300)
Acquisition of fixed assets                                                                           0                 (58,694)
Increase in deposits on fixed assets                                                                  0                (164,145)
                                                                                     ------------------       ------------------
Net cash (used) provided by investing activities                                                      0              (2,231,139)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock sold for cash                                                                            0                  167,694
Convertible debt sold for cash                                                                        0                3,767,000
Payments on stockholder advances                                                                      0                (207,861)
Payments on funds advanced by third-parties                                                           0                (175,000)
Funds advanced by stockholders                                                                        0                  217,775
                                                                                     ------------------       ------------------
Net cash (used)  provided by financing activities                                                     0       3,769,608
Net increase (decrease) in cash                                                                       0                  469,359
CASH, beginning of period                                                                             0                  327,743
                                                                                     ------------------       ------------------
CASH, end of period                                                             $                     0                  797,102
                                                                                     ==================       ==================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash                                                           $                     0                   11,825
                                                                                     ==================       ==================
Non cash financing activities:
   Stock issued to acquire natural gas well                                     $                     0                  148,750
                                                                                     ==================       ==================
   Stock issued to acquire crude oil reserves and wells                         $                     0                1,430,000
                                                                                     ==================       ==================

    The accompanying notes are an integral part of the financial statements.

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                   Notes to Consolidated Financial Statements
                           December 31, 1996 and 1997
                                   (Unaudited)

(1) Summary of Significant Accounting Policies
     The Company. Environmental Remediation Holding Corporation, (ERHC), is a Colorado chartered corporation which operates in the environmental remediation industry and the oil and natural gas production industry from its corporate headquarters in Jericho, New York, its operating offices in Lafayette, Louisiana.

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the statements of financial condition and revenues and expenses for the years then ended. Actual results could differ significantly from those estimates. The financial statements for the three months ended December 31, 1996 and 1997 include all adjustments which in the opinion of management are necessary for fair presentation. The following summarize the more significant accounting and reporting policies and practices of the Company:

     a) Basis of presentation The consolidated financial statements include the accounts of Site Services, Inc. and Bass American Petroleum Company, its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

     b) Equipment The Company has chosen to depreciate the equipment using the straight line method over its estimated remaining useful life of ten years and its furniture and fixtures and vehicle over its estimated useful life of five years. Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation expense for thethree months ended December 31, 1996 and 1997 was $93,000 and $114,311.

     c) Notes payable The Company issued two notes payable to stockholders who are also officers and directors in exchange for cash amounting to $978,157. These notes carry no stated maturity date and an 8.5% rate of interest. The
Company has repaid $503,148 on these notes, including interest on one. The remaining note is convertible into restricted stock at 50% of the average bid price for the month in which the loan was made. The conversion is at the option of the noteholder.

In January 1997, the Company issued a note payable to a bank in exchange for cash. This note carried a maturity date of March 15, 1997 and a 9.6875% interest rate. The Company is in default on this note. The default interest rate is 13.6875%. The Company and the bank had originally expected to roll this note over into a long-term credit facility. The Company chose not to accept the long-term facility due to the terms offered. The Company has reached an agreement with the bank regarding repayment terms. This note was paid in full in December 1997.

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

     d) Deferred compensation ERFC issued 755,043 shares of its common stock into escrow in exchange for services to be rendered by a consultant under a four year contract. These services were valued at $125,000 per year, therefore the Company is amortizing this deferred compensation expense at a rate of $31,250 per quarter. This consultant later became ERFC's Chairman, President and CEO.
The Company chose to write off the $250,000 balance of this deferred compensation in the three months ended December 31, 1997.

     e) Net loss per share Net loss per share is computed by dividing the net loss by the number of shares outstanding during the period.

     f) Crude oil and natural gas reserves In March 1997, the Company acquired an undivided 7/8 interest in a 100 well lease located in the Gunsite Sand Lease in Ector, Texas, in exchange for 300,000 shares of the Company's common stock. The Company received an independent evaluation of this field which reflected 1,000,000 barrels of proven oil reserves. In March 1997, the Company acquired an undivided 7/8 interest in a 100 well lease located in the Woodbine Sand Lease Block in Henderson County, Texas, in exchange for 200,000 shares of the Company's common stock. The Company received an independent evaluation of this field which reflected 1,500,000 barrels of proven oil reserves. The Company has valued the proven reserves at current market value, less lifting costs, less projected well rework costs, less projected equipment repair/replacement costs, less estimated dismantlement, restoration and abandonment costs and less a discount of approximately 50% to allow for potential errors in the estimated costs and reserve reports and fluctuations in the market value of crude oil. The Company chose to value these acquisitions on the basis of the asset value received rather than the value of the common stock given up as at the time of the acquisition the stock price was highly volatile and thinly traded.

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

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                   Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies, continued
     f) Crude oil and natural gas reserves, continued On September 29, 1997, the Company entered into an agreement to acquire 22 oil, gas and mineral leases located in Uintah and Duchesne Counties, Utah from three joint owners. The purchase agreement was closed on October 8, 1997, at which time the the Company received the lease assignment. The terms of the acquisition are for the Company pay $250,000 in cash, issue 250,000 shares of the Company's common stock at each of the following four dates: closing; December 30, 1997; March 30, 1998 and June 30, 1998. The Company also was required to guarantee that the bid price on the date the Rule 144 restrictions lapse will be no less than $2.00 per share or the Company is required to either issue additional shares or to pay the difference in cash, at the Company's option. The Company also granted the sellers a 4% gross production receipts royalty to a maximum of $677,000. The Company is currently evaluating the existing reserve reports and underlying data on these leases as well as has contracted another independent appraiser to complete new reserve reports for its use.

In October 1997, the Company entered into an agreement to acquire a 3/8 undivided interest in a natural gas well that had been plugged and abandoned approximately 10 years ago. This agreement requires the Company to pay the seller $150,000 and 50,000 shares of the Company's common stock, as well as to pay the Company's proportinate share of the costs to reenter this well. The Company is also required to carry the seller's 1/8 proportionate share of the reentry costs until the well is producing. The seller also owns an undivided 50% interest in the oil and gas lease on the 49,019 acres of land contiguous to the initial well. The agreement allows the Company to acquire a 3/8 undivided interest in this lease by paying to the seller approximately $343,000 each April for four years. The Company received the initial lease assignment on December 1, 1997. The Company is currently evaluating the existing reserve reports and underlying data on these leases as well as has contracted another independent appraiser to complete new reserve reports for its use.

The Company expects to utilize the sucessful efforts method of accounting for its oil and gas producing activities once it has reached the producing stage. The Company expects to regularly assess proved oil and gas reserves for possible impairment on an aggregate basis in accordance with SFAS 121.

     g) Depletion Depletion (including provisions for future abandonment and restoration costs) of all capitalized costs of proved oil and gas producing properties are expensed using the unit-of-production method by individual fields as the proven developed reserves are produced. Depletion expense amount to $17,217 for the three months ended December 31, 1997.

     h) Chevron master P&A service agreement In September 1996 Bass Environmental Services Worldwide, Inc., (BESW), entered into a Master Service Agreement with Chevron to plug and abandon oil wells located in the Gulf of Mexico off the coast of Louisiana. In April 1997, BESW assigned this contract to the Company in exchange for 3,000,000 shares of the Company's common stock. Chevron has reissued the contract in the Company's name. The Company valued this acquisition on the basis of the Company's bid price on the date the agreement was signed, or $1 per share. The Company expects to begin commercializing the agreement in fiscal 1998, and has begun amortizing this contract value over a five year period beginning in fiscal 1998. Amortization expense was $150,000 for the three months ended December 31, 1997.

     i) Sao Tome concession payment When the Company entered into the joint venture agreement in May 1997 with the Democratic Republic of Sao Tome and Principe, (DRSTP), the Company was required to pay a $5,000,000 concession fee to the DRSTP goverment. In September 1997, the Company received a Memorandum of Understanding from the DRSTP government which allows the Company to pay this concession fee within five days after the DRSTP files the relevant official maritime claims maps with the United Nations and the Gulf of Guinea Commission. In December 1997, the Company paid $2,000,000 of this concession fee to the DRSTP form the proceeds of the convertible note offering.

(2) Income taxes The Company has a consolidated net operating loss carry-forward amounting to $20,014,755, expiring as follows: $3,404 in 2010, $852,748 in 2011;
$17,012,052  in 2012  and  $2,146,551  in 2013.  The  Company  has a  $8,000,000
deferred tax asset resulting from the loss carry-forward, for which it has established a 100% valuation allowance. Until the Company's current plans begin to produce earnings it is unclear as to the ability of the Company to utilize these carry-forwards.

(3) Stockholders' equity The Company has authorized 950,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock. In November 1997, the Company issued 176,099 shares of common stock under a Regulation D Rule 506 private placement in exchange for $167,694, net, in cash.

On September 29, 1997, the Company entered into an agreement to acquire 22 oil, gas and mineral leases located in Uintah and Duchesne Counties, Utah from three joint owners. The purchase agreement was closed on October 8, 1997, at which time the the Company received the lease assignment. The terms of the acquisition are for the Company pay $250,000 in cash, issue 250,000 shares of the Company's common stock at each of the following four dates: closing; December 30, 1997; March 30, 1998 and June 30, 1998. The Company also was required to guarantee that the bid price on the date the Rule 144 restrictions lapse will be no less than $2.00 per share or the Company is required to either issue additional shares or to pay the difference in cash, at the Company's option.

In October 1997, the Company entered into an agreement to acquire a 3/8 undivided interest in a natural gas well that had been plugged and abandoned approximately 10 years ago. This agreement requires the Company to pay the seller $150,000 and 50,000 shares of the Company's common stock, as well as to pay the Company's proportinate share of the costs to reenter this well.

The Company is contingently liable to issue up to three million shares of restricted stock in total to three officers and

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                   Notes to Consolidated Financial Statements

(3) Stockholders' equity, continued directors of the Company for their efforts in closing the Sao Tome & Principe contract. These shares will be issued upon the joint venture oil production level of 20,000 barrels a day being attained. The Company is contingently liable to issue up to two million shares of restricted stock to two officers and directors of the Company for their efforts in closing the M III contract in Utah upon the joint venture oil production level of 4,000 barrels a day being attained. This two million shares includes the 500,000 shares the Company is to issue to MIII. The Company is also contingently liable to issue an additional two million shares upon the joint venture attaining production of a total of 6,000 barrels a day.

(4) Accrued salaries At December 31, 1996 and 1997 the Company has accrued salaries of $0 and $1,230,000, respectively, for three officers. These officers can, at their option, convert these salaries into common stock of the Company at the rate of one-half of the average bid price of the Company's common stock for the months in which the salary was earned.

(5) Commitments and contingencies The Company is committed to lease payments for 9 vehicles under operating leases totalling $52,292 and $20,043 for the years ended September 30, 1998 and 1999, respectively. The Company currently leases its office space and operating facilities on a month to month basis.

(6) Segment information The Company has three distinct lines of business through its two wholly owned subsidiaries, Site Services, Inc., (SSI), and Bass American Petroleum Company, (BAPCO), and a joint venture agreement. SSI operates in the environmental remediation industry and BAPCO operates in the oil and gas production industry. SSI's principal identifiable assets consist of $2,976,000,
(net), of environmental equipment, a barge deposit of $131,000 and the Chevron P&A master service agreement valued at $2,850,000, (net). Revenues of $146,083 and cost of sales of $8,511 relate to SSI. BAPCO's principal identifiable assets consist of crude oil and natural gas reserves valued at $13,011,000, net, and equipment valued at $2,250,000. Revenues of $96,914 and cost of sales of $35,851 relate to BAPCO. The Company also expects to operate in the supply industry through a joint venture agreement to supply fuel and other goods to ships transiting the Panama Canal. No pricipal identifiable assets yet exist for this line of business.

Item 2. Management's Discussion and Analysis and Plan of Operation.

Environmental Remediation Holding Corporation is an independent oil and gas company engaged in the exploration, development, production and sales of crude oil and natural gas properties with current operations focused in Texas, Utah, and the Democratic Republic of Sao Tome and Principe in West Africa.

The Company's strategy in the United States is to increase oil and natural gas reserves, production, and cash flow through (1) the exploration of its existing acreage position in Texas, Utah, and the Democratic Republic of Sao Tome and Principe; (2) the acquisition of additional properties in known producing areas that provide significant development and exploratory drilling potential; (3) the exploration for oil and natural gas reserves; (4) the maintenance of a low operating and cost structure; and, (5) environmental remediation as it relates to the oil and gas industry.

The Company has acquired all of its oil and gas properties within the past year. The Company's current development plans require substantial capital expenditures in connection with the exploration, development and exploitation of oil and natural gas properties. Although the Company has historically funded capital expenditures through a combination of equity contribution and short-term financing arrangements, the Company's ability to meet its estimated capital expenditure in Fiscal year 1998 are dependent on the Company's ability to realize the proceeds of the Company's contemplated debt offering.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto referred to in "Item 1. Financial Statements.

RESULTS OF OPERATIONS

During the first quarter of fiscal 1998 the Company incurred a net loss of $2,146,552, compared to a net loss of $176,750 in the first quarter of fiscal 1997. In the first quarter of fiscal 1998 a total of $960,000 was accrued, but not paid in cash, as compensation to three officers of the Company. Depreciation and amortization totalled $264,311 in the first quarter of fiscal 1998 compared to $93,000 in the first quarter of fiscal 1997. Depletion expense was $17,217 in the first quarter of fiscal 1998 compared to $0 the prior year. The net cash operating loss of the Company for the first quarter of fiscal 1998 was $1,345,024 compared to $0 for the first quarter of fiscal 1997.

The Company had revenues of $243,000 in first quarter of fiscal 1998 compared to $0.00 in the first quarter of fiscal 1997. Cost of sales were $44,362 in first quarter of fiscal 1998 compared to $0.00 in first quarter of fiscal 1997. Included in the first quarter of fiscal 1998 expenses was the cost of bringing a delegation of government officials, including the Prime Minister of Sao Tome to the United States for meetings with various committees of the United Nations and the US government. The cost of this trip was approximately $200,000.

CAPITAL EXPENDITURES

When the Company entered into the joint venture agreement in May 1997 with the Democratic Republic of Sao Tome and Principe, (DRSTP), the Company was required to pay a $5,000,000 concession fee to the DRSTP goverment. In September 1997, the Company received a Memorandum of Understanding from the DRSTP government which allows the Company to pay this concession fee within five days after the DRSTP files the relevant official maritime claims maps with the United Nations and the Gulf of Guinea Commission. In December 1997 the Company paid $2,000,000 of this concession fee to the DRSTP from the proceeds of the convertible note offering.

On September 29, 1997, the Company entered into an agreement to acquire 22 oil, gas and mineral leases located in Uintah and Duchesne Counties, Utah from three joint owners. The purchase agreement was closed on October 8, 1997, at which time the the Company received the lease assignment. The terms of the acquisition are for the Company to pay $250,000 in cash, issue 250,000 shares of the Company's common stock, valued at $1,430,000, at each of the following four dates: closing; December 30, 1997; March 30, 1998 and June 30, 1998. The Company also was required to guarantee that the bid price on the date the Rule 144 restrictions lapse will be no less than $2.00 per share or the Company is required to either issue additional shares or to pay the difference in cash, at the Company's option. The Company also granted the sellers a 4% gross production receipts royalty to a maximum of $677,000. The Company is currently evaluating the existing reserve reports and underlying data on these leases and has contracted another independent appraiser to complete new reserve reports for its use.

In October 1997, the Company entered into an agreement to acquire a 3/8 undivided interest in a natural gas well that had been plugged and abandoned approximately 10 years ago. This agreement requires the Company to pay the seller $150,000 and 50,000 shares of the Company's common stock valued at $148,750, as well as to pay the Company's proportinate share of the costs to reenter this well. The Company is also required to carry the seller's 1/8 proportionate share of the reentry costs until the well is producing. The seller also owns an undivided 50% interest in the oil and gas lease on the 49,019 acres of land contiguous to the initial well. The agreement allows the Company to acquire a 3/8 undivided interest in this lease by paying to the seller approximately $343,000 each April for four years. The Company received the initial lease assignment on December 1, 1997. The Company is currently evaluating the existing reserve reports and underlying data on these leases and has contracted another independent appraiser to complete new reserve reports for its use.

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

The reserve data set forth in this Form 10-Q represent only estimates. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates of different engineers often vary. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of such estimate. Accordingly, reserve estimates often differ from the quantities of oil and natural gas that are ultimately recovered. the meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they were based.

Forward-Looking Statements

This Form 10-Q  includes  "forward-looking  statements"  within  the  meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-Q which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), wells to be drilled or reworked, oil and gas prices and demand, exploitation and exploration prospects, development and infill potential, drilling prospects, expansion and other development trends of the oil and gas industry, business strategy, production of oil and gas reserves, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic, market or business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business or operations.

                           PART II - Other Information

Item 1. Legal Proceedings.

Connecticut Bank of Commence commenced an action against the Company in Lafayette Parish, Louisiana, on or about March 15, 1997. The Plaintiff brought the action to enforce collection of a note in the principal amount of $175,000.00. The action has been settled, and satisfied in full.

Other than the above legal proceeding and claim, and any other items previously reported, the Company is not a party to any material pending or threatened legal proceeding or claim.

Item 2. Changes in Securities

There have been no changes with respect to defining the rights of the holders of any class of registered securities or otherwise.

In the first quarter of fiscal 1998, the Company issued 176,099 shares of common stock in exchange for $190,859 in cash under a Regulation D Rule 506 private placement memorandum offering.

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

On September 29, 1997, the Company entered into an agreement to acquire 22 oil, gas and mineral leases located in Uintah and Duchesne Counties, Utah from three joint owners. The purchase agreement was closed on October 8, 1997, at which time the the Company received the lease assignment. The terms of the acquisition are for the Company pay $250,000 in cash, issue 250,000 shares of the Company's common stock, valued at $1,430,000, at each of the following four dates: closing; December 30, 1997; March 30, 1998 and June 30, 1998. The Company also was required to guarantee that the bid price on the date the Rule 144 restrictions lapse will be no less than $2.00 per share or the Company is required to either issue additional shares or to pay the difference in cash, at the Company's option.

In October 1997, the Company entered into an agreement to acquire a 3/8 undivided interest in a natural gas well that had been plugged and abandoned approximately 10 years ago. This agreement requires the Company to pay the seller $150,000 and 50,000 shares of the Company's common stock valued at $148,750, and to pay the Company's proportinate share of the costs to reenter this well.

In December 1997, the Company repurchased 250,000 shares of its common stock for $500,000 in cash. This was the first 25% quarterly repurchase agreed to by the Company relating to the 1,000,000 shares issued to acquire the DRSTP geological data.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized, this 17th day of February, 1998.


Environmental Remediation Holding Corporation


By: /s/ Sam L. Bass, Jr., CEO
    Sam L. Bass, Jr., CEO



By: /s/ Noreen Wilson, Vice President
    Noreen Wilson, Vice President