Form 10-K/A
period 1997-09-30
ENVIRONMENTAL REMEDIATION HOLDING CORP
filed 1998-04-07
CIK 799235

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                 AMENDMENT NO. 2
                                       to
                                    FORM 10-K

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15 (d ) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form10-K [ ]

Issuer's revenue for its most recent Fiscal Year were: $108,944

The aggregate market value of the 12,234,958 shares of voting stock held by non-affiliates of the Registrant as of September 30,1997 was $36,704,874 (assuming solely for the purpose of this calculation that all directors, officers and greater than 5% stockholders of the Registrant are "affiliated").

The number of shares outstanding of the Registrant's Common Stock , par value $.0001 per share, as of September 30, 1997 was 22,989,526

                      Documents Incorporated by Reference:
                                      None

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997

                                TABLE OF CONTENTS

                                     PART I
                                                                            Page
Item 1.           Description of Business                                      3

Item 2.           Properties                                                  15

Item 3.           Legal Proceedings                                           15

Item 4.           Submission of Matters to a Vote of Security Holders         16

                                     PART II

Item 5.           Market For The Registrant's Common
                           Stock and Related Security Holders                 17

Item 6.           Selected Financial Data                                     17

Item 7.           Management's Discussion and
                           Analysis of Plan of Operations                     19

Item 8.           Financial Statements and Supplementary Data                F-1

Item 9.           Changes in and Disagreements with Accountants
                           on Accounting and Financial Disclosure             42

                                    PART III

Item 10.          Directors and Executive Officers of The Company             42

Item 11.          Executive Compensation                                      44

Item 12.          Security Ownership of Certain
                           Beneficial Owners and Management                   46

Item 13.          Certain Relationships and Related Transactions              49

                                     PART IV

Item 14.          Exhibits and Financial Statements Schedule                  49

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         Environmental Remediation Holding Corporation the "Company" is an independent oil and gas company formed in 1995 to focus on acquiring and servicing marginally-producing oil and natural gas properties which contain the potential for increased value through workovers and secondary recovery operations utilizing the Company's proprietary horizontal drilling tool. The Company is also focused on providing a full range of environmental remediation and "plug and abandonment" services to the oil and gas industry. More recently, the Company has additionally begun to acquire interests in non-producing oil and gas properties, particularly high potential international prospects in known oil-producing areas. In May 1997, the Company entered into an exclusive joint venture with the Democratic Republic of Sao Tome & Principe ("Sao Tome"), a set of islands located in the Gulf of Guinea off the coast of central West Africa, to manage the exploration, exploitation and development of the potential oil and gas reserves on and offshore Sao Tome, either through the venture or in collaboration with major international oil exploration companies. The Company is currently in the initial phase of project development and is conducting geophysical, seismic, environmental and engineering feasibility studies. The Company believes that this venture provides it with a significant foothold in the oil-rich Gulf of Guinea, in which the venture is the largest single concession holder in the entire Gulf.

         The Company has entered into a number of recent transactions in connection with its workover and recovery operations. In October 1997, the Company acquired a 37.5% interest in a 49,000 acre natural gas lease in the Nueces River area of south Texas, known as the "Nueces River Prospect," one of the largest producing natural gas field areas in the United States. According to independent reserve reports prepared by David K. Davies and Associates, Inc. and Gerry Graham of Sandwood Consulting, it is estimated that this area contains 100 billion cubic feet ("BCF") of natural gas per 640 acre section. In December 1997, the Company re-entered the first of two existing shut-in wells on the property, and expects to ultimately recover up to 5 BCF per well using 5% of the estimated inplace reserves. The daily production rates from these wells cannot be determined at this time until the completion and evaluation of the current well testing program in spring 1998. In addition, the Company acquired in February and March 1997 two leases on oil fields located in Rusk County and Wichita County, Texas. These oil fields, which together comprise approximately 1,200 acres and 200 wells, have proven reserves totaling 2.5 million barrels of oil as verified by Dr. Joseph Shoaf, P.E., an independent reservoir engineer. The Company estimates that, after reworking the wells using various techniques including its proprietary drilling tool, these wells could produce from 500 to 800 cumulative barrels of oil per day. Through December 29, 1997, the Company had recompleted 18 oil wells and is currently producing and selling "test" oil from the Wichita County field.

         The Company also holds interests in oil and natural gas leases in Utah. In July 1997, the Company entered into a joint venture with MIII Corporation, a Native American oil and gas company, to workover, recomplete and operate 335 existing oil and gas wells on the Uintah and Ouray Reservation in northeastern Utah. It is estimated that the first approximately 36 wells will be scheduled for recompletion and stimulation in early 1998 and, the Company estimates that after initial workover operations are completed, these wells could produce in excess of 3,900 barrels of oil per day. An independent reserve report prepared by Richard Stephen Shuster, P.E. indicates, based on a study of 133 of such wells, proven and producing reserves of approximately 5.77 million barrels of oil and 23.4 BCF of natural gas on these sites. In October 1997, the Company acquired net revenue interests ranging from 80% to 84% (and 100% working interest) in oil and gas properties totaling 13,680 acres, located near the MIII fields, currently producing approximately 200 barrels of oil per day from eight producing wells. As of December 29, 1997, these are the Company's only commercially producing properties, which began realizing revenues for the Company in November 1997. Independent reserve reports prepared in 1997 by Ralph
L. Nelms and Gerry Graham of Sandwood Consulting indicate the gross recoverable reserves of these properties total approximately 2.624 million barrels of oil and 3.302 BCF of natural gas.

         Another significant aspect of the Company's current business is providing environmental remediation services to oil and gas operators. All of the Company's revenues during the fiscal year ended September 30, 1997 were attributable to providing these services, which include environmental engineering, hazardous waste disposal

(including naturally occurring radioactive material), remediation and disposal, oil spill, soil decontamination and non-hazardous oilfield waste cleanup, as well as "plug and abandonment" of oil and gas wells, all in accordance with strict federal, state and local environmental regulations. In April 1997, the Company entered into a master service agreement with Chevron Oil Company ("Chevron") to rework, in order to draw additional production from, approximately 400 depleting oil and gas wells and to remediate and "plug and abandon" these and other wells when depleted, in Chevron's oil fields in southern Louisiana along the Gulf of Mexico. The Chevron agreement provides for a three-year work schedule, commencing upon the completion of the Company's 140 foot "plug and abandonment" barge. The Company has designed this specialized "plug and abandonment" barge to remediate off-shore well locations and it will be capable of working in coastal waters as shallow as 19 inches. In addition, through management's extensive relationships in the oil and gas industry, the Company has obtained a ten-year concession with the Panama Canal Commission, through a joint venture with Centram Marine Services, S.A., to supply fuel to tankers and other commercial vessels traversing the Panama Canal. These operations are expected to commence in mid-1998, provided adequate financing is secured.

         The Company believes that, at its current stage of development, it is more economical and less speculative to rework and recomplete existing wells than to drill exploratory wells in search of new oil and gas deposits. Using the Company's proprietary fracture-enhancing horizontal drilling tool, known as the Bass American Petroleum Company ("BAPCO") Tool, the Company has had, according to internal data, an 80% success ratio in increasing the level of production from oil and natural gas wells that are suitable for enhancement of primary recovery by use of the BAPCO Tool or candidates for secondary recovery. The
Company believes that the BAPCO Tool serves as a competitive advantage for securing new workover projects from other oil and gas operators, for attracting joint venture partners in larger workover contracts in the United States and internationally and for use on its own oil and gas properties in Texas and Utah.

         Beginning in the early 1990's, both secondary recovery of oil reserves and environmental remediation of abandoned oil wells have become major items of interest in the oil and gas industry. According to current industry statistics, it is estimated that only 7.5% to 15% of total oil reserves are recovered in primary drilling operations due to the significant incremental costs involved in exploiting far-reaching reservoirs of an oil formation. Following primary drilling operations, large independent oil companies have typically contracted some or all of the required "plug and abandonment" work to environmental remediation firms, such as the Company. By conducting enhanced primary or secondary recovery operations utilizing the BAPCO Tool on the otherwise abandoned wells, the Company believes that it is able to effectively extend the economic life of an oil field and increase oil recovery by up to 30%, prior to formal abandonment. The Company, which provides primary and secondary recovery, "plug and abandonment" and environmental remediation services, believes that, in the United States alone, there are hundreds of oil and natural gas fields which could benefit from these services.

Growth Strategy

         The Company's goal is to maximize its value through profitable growth in its oil and gas reserves and production. The Company has taken steps to achieve this goal through its growth strategy of (i) acquiring marginally-producing oil and gas properties, at favorable prices, with still significant resource recovery potential through workovers utilizing the
Company's proprietary drilling technology, (ii) managing the exploration, exploitation and development of non-producing properties in known oil-producing areas, such as the Gulf of Guinea in West Africa, with industry or government partners, and (iii) continuing to pursue environmental remediation service contracts for oil and gas well rework and "plug and abandonment" services in the United States and internationally.

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

Summary of Properties

         A summary of the Company's oil and gas properties is as follows:

                                                              Anticipated
                                                              Investment
                 Nature of                                       to Make        Anticipated
Property      Interest Acquired     Date          Cost         Operational    Operational Date


Sao Tome      Joint Venture to    May 1997     $5,000,000     $1,500,000 (1)    Undetermined
                 drill and                   concession fee,                    at this time.
               develop fields                $2,000,000  of                     The Company
                                             which has been                    believes that it
                                              paid by the                      will be in a
                                               Company                          position to
                                                                                auction off
                                                                               leases by the
                                                                                end of 1998.

Nueces River   37.5% interest     Oct 1997   $200,000 and          (2)            To be
Prospect,     in a 49,000 acre              50,000 shares of                    determined
Texas         natural gas lease               Common Stock                         upon
                                                                               completion and
                                                                                evaluation of
                                                                               the current well
                                                                               testing program

Rusk and        Two leases in      Feb and    500,000 shares    Currently        18 wells
Wichita County   oil fields       March 1997     of ERHC       operational (3)   currently
Fields, Texas                                  Common Stock                     operational

Uintah and     Joint Venture       July 1997   $55,000 and       Minimum of      Fall 1998
Ouray            with MIII                     contemplated    $1,000,000 to
Reservation,   Corporation to                  issuance of       $1,500,000
Utah            develop and                   250,000 shares
                operate 335                     of Common
                  wells                       Stock to MIII

Unita          Net Revenue         Oct 1997    $250,000 and      Currently        4 wells
Project,        Interests                       1,000,000       operational (4)  currently
Utah           ranging from                    shares of the                    operational
                80% to 84%                       Company's
                (and 100%                       Common Stock
                 working
               interest) in
               oil and gas
              properties of
               about 13,680
              acres, with 24
              wells (22 oil,
              gas and mineral
                 leases)

(1) The Company has spent (i) $2,500,000 for data that had been purchased through cash and stock as of March 1996, and (ii) $250,000 in expenses preparatory to drilling. The Company anticipates spending $1,000,000 over the next 12 months for additional studies needed to determine the location and depth of the targeted oil deposits. The costs of further development of this project cannot be determined until a more definite development plan is established. The costs depend on the Company's determination to either independently develop the concession, take on operational partners or lease a portion of the concession for third-party development.

(2) The Company has already spent $200,000 reworking the first of two existing shut-in wells on the property. In 1998, the Company plans to spend approximately $650,000 to $1,200,000 to bring both wells on line. The Company is responsible for only half the drilling cost of each well, as it shares this cost with its operational co-venturer, Autry Stephens & Co. Providing financing is secured, the Company also would like to drill 15 to 20 new wells at this site in 1998.

(3) Providing financing is secured, the Company plans to spend $1,200,000 to bring production up to a commercial level.

(4) The Company plans to spend approximately $1,000,000 on additional equipment and up to $80,000 per well on well stimulation in order to bring 18 more wells on line in 1998. Providing additional financing of $5,000,000 to $10,000,000 is secured, the Company would like to implement a recompilation and drilling program.

Managing Exploratory Activities

         The Company is currently managing or in the process of negotiating several international exploratory projects which, if successful, have the potential to increase the growth of the Company. The Company believes that its existing project in Sao Tome has the potential to significantly increase reserves.

         Sao Tome

         In May 1997, the Company entered into an exclusive joint venture with Sao Tome, a member of the United Nations, to manage the exploration, exploitation and development of the country's potential oil and gas reserves in the Gulf of Guinea. Sao Tome is comprised of two principal islands which straddle the equator in the prolific petroleum producing region of the Gulf of Guinea. The Sao Tome islands are located approximately 200 miles west of mainland Gabon, and southwest of Equatorial Guinea and Cameroon, and are located directly on a well-known geologic feature known as the "Cameroon Volcanic Line."

         The exclusive 25-year joint venture agreement provides for the establishment of a national oil and gas company owned jointly by Sao Tome, the Company and, as a junior partner, Procura Financial Consultants, c.c., a South African corporation ("Procura"). Under the agreement, the venture has the first right to select the oil and gas concessions it desires to explore and develop in an area encompassing approximately 64,550 square miles in the Gulf of Guinea. On behalf of Sao Tome, the Company has agreed to negotiate with major international oil and gas companies to grant leases to oil and gas concessions not selected by the joint venture. The Company is entitled to receive an overriding royalty on the production from those concessions. Pursuant to the terms of the agreement, Sao Tome has the right to terminate the agreement in the event the Company fails to make the remaining concession fee payment of $3 million at the time Sao Tome determines, and the United Nations accepts and approves, the 200 mile exclusive economic zone boundaries (expected to be by March 1998) or fails to timely commence the orderly development of the national oil and gas joint venture company. The Company is currently exploring funding sources for this payment. In November 1997, the Company made an initial $2 million payment in respect of the concession fee from the proceeds of its 1997 private placement. (See Part II, Item 5. "Market for Registrant's Common Stock and Related Security Holders Matters" - (b) Recent Sales of Unregistered Securities.")

         The Company is currently in the initial phase of project development and is conducting seismic surveys, processing existing seismic data and environmental and engineering feasibility studies. The Company has already provided to Sao Tome initial feasibility studies including seismic interaction, sedimentology biostatgraph, geochemistry and petrographics and diagnostics. The Company expects to expend at least $2.3 million in the initial phase of this project. Following further studies, the Company anticipates coordinating the drilling of a "test" well in late 1998. The costs associated with drilling and testing such a well cannot be determined until the seismic data have been processed and evaluated in mid to late 1998.

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

         The Company believes that this venture provides it with a significant foothold in the potentially oil-rich Gulf of Guinea, in which the venture is the largest single concession holder in the entire Gulf. The offshore oil potential of Sao Tome has been studied by numerous oil companies, including Mobil Corp. and Elf Aquitaine, since at least the late 1970s. Over the next 20 years, industry experts say, Western oil companies will invest between $40 billion and $60 billion in the Gulf of Guinea alone.

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

         The kinds of activities necessary to carry out a workover operation are essentially the same as those that are required to "complete" a well when it is first drilled. The "recompletion" process may involve selectively perforating the well casing at the depth of discrete producing zones, stimulating and testing these zones and installing down-hole equipment. Independent oil and gas production companies often find it more efficient to move a larger and more expensive drilling rig off location after an oil or natural gas well has been drilled and to move in a specialized well-servicing rig to perform recompletion operations. The Company plans to acquire a well-servicing rig for this purpose. The recompletion process may require from a few days to several weeks.

         The Company's staff focuses on maximizing the value of the properties within its reserve base. The results of their efforts are reflected in additions and revisions to reserves.

         For the fiscal year ended September 30 1997, the Company spent approximately $53,000 on workover and recompletion operations, involving 9 wells in Texas. The Company anticipates spending in excess of $1,825,000 on workover and recompletion operations during fiscal 1998, although there can be no assurance it will have funding to do so.

         In connection with this focus, the Company actively pursues operating cost reductions on the properties it acquires. The Company believes that its cost structure and operating practices generally result in improved operating economies.

         The following is a brief discussion of significant developments in the Company's recent workover and recompletion activities:

         Nueces River Natural Gas Prospect

     The Company  has a 37.5%  working  interest  in a 49,000  acre  natural gas lease, known as the "Nueces River Prospect," in the Nueces River area of McMullen and LaSalle counties in south Texas, one of the largest natural gas field areas in the United States. A 1997 independent reserve report prepared by Gerry Graham of Sandwood Consultants of Nacogdoches, Texas estimated that the field contains 100 BCF of natural gas per 640 acre section. In December 1997, the Company re-entered the first of two existing shut-in wells on the property, and expects to ultimately recover up to 5 BCF per well using 5% of the estimated inplace reserves. The daily production rates from these wells cannot be determined at this time until the completion and evaluation of the current well testing program which should be completed in spring 1998. Following revitalization, the Company estimates that such wells have the possibility of producing in excess of 500 MCF (million cubic feet) of natural gas per day. A 20-inch diameter Transcontinental Gas Pipeline is located approximately three miles from the wells to provide access to a gas market. The Company jointly operates the field with Autry Stephens & Co., a large independent operator in west and south Texas. The Company acquired its interest in the Nueces River in October 1997 in consideration for $200,000 and the issuance of 50,000 shares of Common Stock.

         In 1998, the Company plans on spending approximately $650,000 to $1,200,000 to bring both wells on line.

Providing financing is secured, the Company also hopes to drill 15 to 20 new wells at this site. The Company is responsible for half of the drilling cost of each well, as it shares this cost with its operational co-venturer, Autry Stephens & Co. The anticipated operational dates of these wells depend on the amount of funds raised by the Company in 1998.

         Rusk and Wichita County Oil Fields

         The Company holds directly two leases on producing oil fields in Texas, known as the Gunsite Formation in Wichita County, north Texas, and the Woodbine Formation in Rusk County, east Texas. These oil fields together comprise approximately 1,200 acres and 200 wells. A 1997 independent reserve report prepared by Dr. Joseph Shoaf, P.E. estimated that proven reserves ("behind pipe") total 2.5 million barrels of oil. Through December 29, 1997, the Company had recompleted 18 wells and is currently producing and selling "test" oil from the Wichita County field. The Company has located its BAPCO Tool on site and expects to use such tool beginning in spring 1998. The Company anticipates spending $1,200,000 in order to bring production on the field up to a commercial level. After reworking the fields using the BAPCO Tool and other drilling techniques, the Company believes that these wells could produce from 500 to 800 barrels of oil per day.

         The Company acquired the Rusk and Wichita County oil fields in February and March 1997, respectively, in consideration for a total of 500,000 shares of Common Stock, valued at a total of $14,335,646.

         MIII Project in Utah

         In July 1997, the Company entered into a joint venture with MIII Corporation ("MIII"), a Native American oil and gas company based in Fort Duchesne, Utah. Under the agreement, the Company has agreed to workover, recomplete and operate 335 oil and gas wells located on the 4,000,000 acre Uintah and Ouray Reservation in northeastern Utah. It is estimated that the first approximately 36 wells will be scheduled for recompletion and restimulation by fall 1998 provided that the Company raises the required funding. After initial workover operations are completed, the Company estimates that these wells could produce in excess of 3,900 barrels of oil per day. Independent reserve report dated 1993 prepared by Richard Stephen Shuster, P.E. indicates, based on a study of 133 of such wells, proven and producing reserves of approximately 5.77 million barrels of oil and 23.4 BCF of natural gas at this site. The Company's production estimates at this site are based predominately on the multiple sandstone reservoirs of the Wasatch, a transition zone and Green River Formations that can occur at depths of 5,000 to 16,000 feet.

         Under the terms of the joint venture agreement, once the production of natural gas reaches 5,000 MCF, MIII has agreed to construct a gas gathering plant on such site, with the Company retaining a 25% interest in the plant. As of this date, there can be no assurance as to when, if ever, such plant will be constructed.

         The Company has a 37.762% working interest in the wells located on the MIII property, and is entitled to receive a $2.50 per barrel operator fee on production in the fields. The Company also has the right to receive an additional 5% working interest in the wells after start-up costs of approximately $1.5 million are repaid to certain original MIII investors from overall production. The remaining working interests in the MIII property are held by MIII, the Ute Tribe and the allotted members of the Ute Tribe. The Company paid $55,000 and contemplates issuing 250,000 shares of Common Stock to MIII in connection with entering into this venture. In 1998, the Company plans, to recomplete and restimulate 36 wells and to drill five to seven development and extension wells at this site provided adequate financing is secured.

         Unita Project

         In October 1997, the Company acquired net revenue interests ranging from 80% to 84% (and 100% working interest) in oil and gas properties totaling 13,680 acres located near the MIII fields in the Unita Basin with 24 oil and natural gas wells, currently producing approximately 200 barrels of oil per day from four producing wells. As of

December 29, 1997, this is the Company's only commercially producing property, which began realizing revenue for the Company in November 1997. Independent reserve reports prepared in 1997 by Ralph L. Nelms and Gerry Graham indicate that gross recoverable reserves of these properties total approximately 2.624 million barrels of oil and 3.302 BCF of natural gas. Wells in this field produce primarily from multiple sandstone reservoirs of the lower Green River Formation at depths roughly from 5,500 to 16,000 feet. The remaining net revenue interests in these properties are held by the Ute Tribe.

    The Company plans on spending approximately $1,000,000 on additional equipment and up to $80,000 per well on well stimulation in order to bring 18 more wells on line. Provided additional financing of about $5,000,000 to $10,000,000 is secured, the Company plans extensive work in this field during 1998, including a 20 well program to develop infill and field extension locations, a 40-acre pilot waterflood project and the workover and recompletion of the 22 existing wells to test the viability of more shallow formations for potential future development.

Reserves

         The following table sets forth estimates of the proved oil and gas reserves of the Company as of September 30, 1997:
                                                                        Oil
                                                                     Equivalent
                       OIL                       GAS                (millions of
              (millions of barrels)     (billions of cubic feet)       Barrels)

Field       Develop-  Undevel-  Total   Develop-  Undevel-  Total       Total
              ed        oped              ed        oped
Nueces        -          -        -       -          -        -           -
River
Prospect,
Texas

Rusk Co.     1.5         -       1.5      -          -        -          1.5
Field,
Texas

Wichita      1.0         -       1.0      -          -        -          1.0
County
Field,
Texas

Uintah,       0          0        0       0          0        0           0
Ouray
Reserva-
tion, Utah

Unita         0          0        0       0          0        0           0
Project,
Utah

Total        2.5         0       2.5      0          0        0          2.5

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

     For further information on reserves, costs relating to oil and gas activities and results of operations from producing activities. See Item 7. "Management's Discussion and Analysis of Plan of Operations."

BAPCO Tool

     The Company's BAPCO Tool, which is used in most of its workover operations, has two main functions: to provide a means of mechanically cutting a hole through the casing and extending a flexible tubular pipe outward at least 50 feet from the bore hole. The system is made up of a skid mounted surface unit with a command module, filter system and pumping package, and a down hole assembly. The command module, which is approximately 10 feet long, 6 feet wide and 8 feet high, is air-conditioned, contains all the necessary controls and data recording equipment and has a special tool storage area. The down hole tool assembly is composed of a filter and filter body that removes the unwanted material and prevents the material from entering the control section of the tool. There are no limitations regarding casing thickness and cement sheath when utilizing the BAPCO Tool.

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

Environmental Remediation Services

     The Company provides environmental remediation services, to other oil and gas operators. These services, which the Company is licensed to provide, include environmental engineering, hazardous material disposal (including naturally occurring radioactive material), remediation and disposal, and oil spills, soil decontamination and non-hazardous oilfield waste cleanup related to the production of oil and natural gas, all in accordance with strict federal, state and local environmental regulation. The Company also provides "plug and abandonment" services for wells from which the oil and natural gas have been depleted and further production has become uneconomical.

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

     The Company's staff is certified in the use of many types of products used in tank and pit cleaning services and emergency response spill and clean-up. The Company uses a "sludge-buster" robotic water cannon to expedite the cleaning of tanks. The Company's staff is also experienced in the use of a closed-loop system for pit cleaning. The closed-loop system separates solids from liquids, chemically treats the liquids and solids in accordance with local environmental standards. The Company can deliver emergency crews trained in chemical and oil spill containment and clean-up throughout many parts of the world.

     In April 1997, the Company entered into a master service agreement with Chevron Oil Company ("Chevron") to rework, in order to draw additional production from, approximately 400 depleting oil and gas wells and to remediate and "plug and abandon" these and other wells when depleted, in Chevron's oil fields in southern Louisiana along the Gulf of Mexico. The Chevron agreement provides for a three-year work schedule, commencing upon the completion of the Company's 140 foot "plug and abandonment" barge. This barge will be used to remediate offshore oil rigs and be capable of working in coastal waters as shallow as 19 inches. A deposit of approximately $131,000 has been made by the Company to secure the barge and additional funding is being sought to purchase and equip the barge. It is estimated that the Company's barge will be ready to operate 60 days following funding. The Company has not determined as of this date how much funding will be necessary for this project. The Chevron agreement was originally entered into by BAPCO and Bass Environmental Services Worldwide, Inc. ("BEW") in September 1996, prior to the acquisition of BAPCO by the Company in April 1997, and was assigned to the Company with Chevron's consent at the time of the acquisition. The Company issued 3,000,000 shares of it's common stock to BEW in connection with the assignment of this agreement.

     The Company's "plug and abandonment" services involve shutting down and discontinuing the use of old, unsafe or marginally-producing oil or natural gas wells. There are many ecological ramifications if oil and gas wells are abandoned without following federal Environmental Protection Agency and state Department of Environmental Quality mandated guidelines. These ramifications are caused due to aging equipment and pipe ceilings which can lead to
 "blow
outs," oil and gas seepage into the water and ground water contamination. If not "plugged," these problems can lead to major environmental problems and expensive pollution cleanup for the well owners or operators. "Plug and abandonment" also involves delivery of test results indicating that well closure has been completed in compliance with applicable regulations. This information is important to the customer because the operation is subject to future regulatory review and audits. In addition, the information may be required on a current basis if the operator is subject to a pending regulatory compliance order.

         The  Company's  environmental   remediation  customers  are  major  and
medium-sized independent oil and gas exploration and production companies operating in the Gulf Coast areas of Louisiana and Texas. During the fiscal year ended September 30, 1997, approximately 60% of the Company's revenues were derived from three major oil companies, including Chevron. Given current market conditions and the nature of the services involved, management does not believe that the loss of any single customer would have a material adverse effect on the Company. Environmental remediation services are typically performed under short term time and materials contracts, which are obtained by direct negotiation or bid. As most of the Company's contracts with its customers are cancelable upon limited notice, the Company's backlog is not significant at this time.

         To further penetrate the environmental remediation services market in Louisiana, the Company has been negotiating for the purchase of approximately 70% equity interest in Ven Virotek, Inc., a Louisiana corporation

("Virotek"). These negotiations are with Virotek's only other shareholder, Recycling Remedies, Inc. Virotek owns and operates a NORM solid waste disposal site in Houma, Louisiana and holds permits from Louisiana environmental authorities to dispose of salt water brine and naturally occurring waste products. Virotek projects, for the year ending December 31, 1997, revenue of $658,000, net income of $332,000 and total assets of $1,035,000. As currently negotiated, the Company plans to acquire the interest in Virotek in consideration of $15,000 in cash and assumption of a $300,000 bank note. Providing funds are secured, the Company plans on acquiring the interest in Virotek on February 1998.

Offshore Logistics Services

         Panama Refueling Concession

         In December 1996, the Company entered into a joint venture agreement with Centram Marine Services, S.A. which was amended in March 1997, pursuant to which the venture obtained a ten-year concession agreement with the Panama Canal Commission. The concession grants the joint venture the right to supply fuel and other petroleum supplies to tankers and other commercial vessels traversing the Panama Canal. Historically, approximately 45 such vessels traverse the Panama Canal daily.

         Pursuant to the terms of the joint venture agreement, the Company is entitled to receive 66.667% of all net profits of the venture in exchange for the provisions of a tug boat and a 30,000 barrel fuel barge. The joint venture is currently in negotiations to purchase a 1.5 million gallon fuel barge and an 85 foot flat deck tugboat. These operations are expected to commence by mid-1998 provided adequate financing is secured. In connection with entering into such agreement with the Panama Canal Commission, the venture received a commitment from Texaco Inc. to provide the venture with the necessary fuel to comply with the requirements of the concession. The Company anticipates that the venture would be able to provide a minimum of 500,000 gallons of fuel a day at the start of the program and increasing to 1,000,000 gallons by the end of the first year of operation. Based on a market up of $0.04 per gallon, the Company anticipates gross sales on 500,000 gallons to be in the range of $250,000 per day resulting in a gross profit of $20,000 per day. There is no assurance that these anticipated profits will be attained..

Marketing

     During the fiscal year ended September 30, 1997, the Company did not have any sales of oil or gas. Commencing October 1997, the Company recorded sales of crude oil from the Unita properties and, in November 1997 recorded sales of "test" oil from the Wichita County field in north Texas. All such sales are expected initially to be made on the spot market. In the future, the Company intends to sell its crude oil and natural gas, and associated oil and gas products, on both the spot market and under market-sensitive agreements with a variety of prospective purchasers.

Raw Materials

         The Company believes that its source of supply for any materials or equipment used in the business are adequate for its needs and that it is not dependent upon any one supplier. No serious shortages or delays have been encountered in obtaining any raw materials.

Governmental Regulation

         Oil and natural gas operations are subject to extensive federal, state and local laws and regulations relating to the exploration for, and the development, production and transportation of, oil and natural gas, as well as safety matters, which may be changed from time to time in response to economic or political conditions. Matters subject to regulation by federal, state and local authorities include permits for drilling operations, road and pipeline construction, reports concerning operations, the space of wells, unitization and pooling of properties, taxation and alterations to the Company's development plans could have a material adverse effect on operations. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and natural gas wells below actual production capacity in order to conserve supplies of oil and natural gas. Although the Company believes that it is in substantial compliance with all applicable laws and regulations, the requirements imposed by such laws and regulations are frequently changed and subject to interpretation, and the Company cannot predict the ultimate cost of compliance with these requirements or their effect on operations. Significant expenditures may be required to comply with governmental laws and regulations.

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

         Laws protecting the environment have generally become more stringent that in the past and are expected to continue to do so. Environmental laws and regulations typically impose "strict liability" which means that in some situations the Company could be exposed to liability for clean-up costs and other damages as a result of conduct of the Company that was lawful at the time it occurred or conduct of, or conditions caused by, others. Clean-up costs and other damages arising as a result of environmental laws, and costs associated with changes in environmental laws and regulations could be substantial.

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

Patents and Trademarks

     The Company owns or has exclusive rights to several U.S. patents on designs for various types of oilfield equipment and on methods for conducting certain oilfield activities, including discrete parts of the BAPCO Tool. The Company uses some of these designs and methods to conduct its business. The patents expire at various times over the next five to fifty years. The Company also has several trademarks and service marks that it uses in various aspects of its business. While management believes the Company's patent and trademark rights are valuable, the expiration or loss thereof, other than parts of the BAPCO Tool, would not have a material adverse effect on the Company's financial condition or results of operations.

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

         Currently, there are a great number of new and successful secondary recovery programs. Many of these methods are allowing for a much higher rate of recovery than shown by the Company. The technique that the Company has chosen to utilize, by means of the BAPCO tool, is that of the lateral drilling system. [This technique, which calls for drilling a 50' long, 2 inch diameter horizontal drain hole into the formation is ideally suited for both the Gunsite and Woodbine formations in Wichita and Rusk Counties in Texas, as they are a "fractured" type horizon, and the oil is being drained from existing fractures in the formation. The drilling of horizontal drainage holes is expected to encounter many new fracture systems within the formation, resulting in significant oil production increases from each well. Based on data supplied by the Schellstede Company, production increases from 8 to 10 barrels per day are common in similar types of shallow wells laterally drilled using the lateral drilling system. The Company believes that if this tool is applied to the wells in both the Rusk and Wichita Counties, production will be increased to 500 to 800 barrels per day.

Employees

         As of December 29, 1997, the Company had 25 full-time employees, including three petroleum engineers and two geologists. None of its employees is represented by a collective bargaining unit. Management believes that the Company's relationship with its employees is excellent.

ITEM 2.           PROPERTIES

         The Company's principal executive offices are located in Jericho, New York in approximately 1,200 square feet of leased office space. The Company currently pays $1,200 per month in rent under its lease, which extends through February 1998. The Company also leases approximately 7,000 square feet of its main operational facility in Lafayette, Louisiana and pays $4,000 per month under a lease extending through October 2002. The Company believes that additional office and operational space will be required to accommodate planned expansion.

ITEM 3.           LEGAL PROCEEDINGS

     Piedra Drilling Company, Inc. ("PDC") commenced an action against the Company in District Court, Denver Colorado in July, 1997. PDC brought this action to enforce a contract for the issuance of 450,000 shares of the Company's Common Stock in consideration for the sale by PDC to the Company of certain drilling equipment and designs. The Company did not issue the shares because the necessary equipment and designs were not delivered and/or validity assigned to the Company. PDC obtained a default judgement in the amount of approximately $1.2 million, which was vacated in November 1997. Colorado counsel filed an answer, counterclaims and discovery demands in November 1997. The company believes it has a number of meritorious defenses and potential counterclaims and intends to vigorously defend this action.

         Connecticut Bank of Commerce commenced an action against the Company in Lafayette Parish, Louisiana, on or about March 15, 1997. The Plaintiff brought this action to enforce collection of a note in the principal amount of

$175,000. The Company did not pay the note because of a dispute with respect to the amount of interest and other charges that were due. The Company and the Plaintiff resolved such issues. Funds have been set aside in an escrow account for payment of an amount agreed upon by Plaintiff and the Company. Final payment is to be made upon execution of the settlement papers.

         Other than the above legal proceedings and claim, the Company is not a party to any other material pending or threatened legal proceeding or claim.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NONE.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDERS MATTERS

     (a) Market  Information.

         (1) Shares of the Company's Common Stock have been traded on the OTC Bulletin Board under the symbol "ERHC" since August 23, 1996. The following table sets forth the high and low sales prices of the Common Stock as quoted on the OTC Bulletin Board for the periods indicated. The high and low sales prices for the Common Stock below reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

                                                          High             Low
Fiscal Year 1996
4th Quarter (August 23 - September 30, 1996)........     $5-3/4           $5-1/4

Fiscal Year 1997
1st Quarter (October 1 - December 31, 1996).........      5-1/2            1/4
2nd Quarter (January 1 - March 31, 1997)............      2-1/2            5/16
3rd Quarter (April 1 - June 30, 1997)...............       5/8             7/32
4th Quarter (July 1 - September 30, 1997)...........      5-3/8            5/16

Fiscal Year 1998
1st Quarter (October 1 - December 29, 1997)..........     3-3/8            1-3/8

     (2) Holders. The number of record holders of the Company's common stock as of December 29, 1997, was 1,967 based on the records of the transfer agent.

     (3) Dividends. Holders of the Company's Common Stock are entitled to such dividends as may be declared by the Board of Directors and paid out of funds legally available therefor. The Company has never paid any dividends on the Commons Stock. The Company intends to retain earnings, if any, to finance the development and expansion of its business and does not anticipate paying cash dividends in the foreseeable future. Future determinations regarding the payment of dividends are subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, capital requirements, financial conditions and the existence or absence of any contractual limitations on the payment of dividends.

     (b) Recent Sales of Unregistered Securities

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

      From October to December 1997, the Company raised gross proceeds of $4,300,000 in a private placement of the Company's 5.5% convertible senior subordinate secured notes due 2002 (the "Notes") and warrants to purchase Common Stock (the "Warrants") to a limited number of "accredited" institutional investors. The maximum number of shares of Common Stock which may be issued by the Company upon the conversion of the Notes (at a base conversion rate of $1.25 per share, subject to certain limited conditions) and the exercise of the Warrants (at an exercise price of $2.83 per share) is up to 3,440,000 shares and 283,800 shares, respectively. This Form 10-K does not cover the up to 3,723,800 total shares of Common Stock which will be issuable upon conversion of the Notes and the exercise of the Warrants for which registration or an exemption from registration under the Act will be required. See Part III, Item 12. "Security Ownership of Certain Beneficial Owners and Management" - "Selling Shareholders Pursuant to Mandated Form S-1." The Company used a portion of the total net proceeds of approximately $3,800,000 of the private placement to make an initial concession fee payment of $2,000,000 in connection with its Sao Tome joint venture. See Part I, Item 1. "Description of Business - Managing Exploratory Activities."; Part II, Item 7. "Management's Discussion and Analysis of Plan of Operations" - "Results of Operations: Capital Expenditures."

         Such common stock was issued in reliance upon Section 4(2) and Section 506 of Regulation D.

ITEM 6.           SELECTED FINANCIAL DATA

         The selected financial data of the Company presented below as of September 30, 1995, 1996 and 1997, have been derived from the Consolidated Financial Statements of the Company, which Consolidated Financial Statements have been audited by Durland & Company, CPA's, P.A., independent public accountants, and are included elsewhere in this Form 10-K. The data set forth below should be read in conjunction with the Company's Consolidated Financial Statements, related notes thereto and "Management's Discussion and Analysis of Plan of Operations."

                               Fiscal Years ended
                                  September 30,

Statement of         1995(1)             1996(2)              1997(3)
Operations
Data:

Revenues:
Environmental        $0                  $0                   $108,944
remediation
services

Crude Oil Sales       0                   0                    0

Cost of sales
and expenses:
Environmental         0                   0                    53,991
remediation
services

Crude Oil             0                   0                    0

Operating             3,404               714,938              16,860,262
expenses

Other income          0                   60,477               (33,456)
and expenses

Income before        (3,404)             (714,938)            (16,845,495)
taxes and
extraordinary items

Provision             0                   0                    0
(benefit)for
income taxes

Net income           (3,404)             (654,461)            (16,838,765)
(loss) (4)

Net income           (0.01)              (0.27)               (1.60)
(loss) per share

Weighted             398,643             2,469,511            10,500,293
average
Common Stock
outstanding

Balance Sheet Data
(at end of period)

Property and         0                   2,431,987            2,733,724
Equipment

Total Assets         0                   2,436,987            17,749,231

Total Liabilities    3,316               6,730                1,748,376

Stockholders        (3,316)              2,430,257            14,000,855
equity

(1) Reflects the operations of Environmental Remediation Funding Corporation ("ERFC"). the Company's predecessor, from the date of its incorporation on September 5, 1995. See Part I, Item 1. "Description of Business - Environmental Remediation Services."

(2) The Company acquired 100% of the issued and outstanding common stock of ERFC, effective August 19, 1996, in a reverse triangular merger, which has been accounted for as a reorganization of ERFC. See Note 1 to Notes to Consolidated Financial Statement.

(3) On April 9, 1997, the Company acquired 100% of the issued and outstanding common stock of Bass American Petroleum Company, which was accounted for as a purchase. See Part I, Item 1. "Description of Business - BAPCO Tool."

(4) The net cash operating loss of the Company was $1,283,900 and $83,700 for the fiscal years ended September 30, 1997 and 1996, respectively. See Part III,
Item 7. "Management's Discussion and Analysis of Plan of Operations."

ITEM 7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

         The following Management's Discussion and Analysis of Plan of Operations includes forward-looking statements with respect to the Company's future financial performance. These forward-looking statements are subject to various risks and uncertainties, including the factors described under "Forward-Looking Statements" contained in this item and other sections of this Form 10-K, that could cause actual results to differ materially from historical results or those currently anticipated.

OVERVIEW

         The Company is an independent oil and gas company engaged in the exploration, development, production and sales of crude oil and natural gas properties with current operations focused in Texas, Utah and Sao Tome in West Africa.

     The Company's goal is to maximize its value through profitable growth in its oil and gas reserves and production. The Company has taken steps to achieve through its growth strategy of (i) acquiring marginally-producing oil and gas properties, at favorable prices, with still significant resource recovery potential through workovers utilizing the Company's proprietary drilling technology, (ii) managing the exploration, exploitation and development of non-producing properties in known oil-producing areas, such as the Gulf of Guinea in West Africa, with industry or government partners, and (iii) continuing to pursue environmental remediation service contracts for oil and gas well rework and "plug and abandonment" services in the United States and internationally.

          The Company has acquired substantially all of its oil and gas properties within the past year. The Company's current development plans require substantial capital expenditures in connection with the exploration, development and exploitation of oil and natural gas properties. The Company has historically funded capital expenditures through a combination of equity contribution and sh ort-term financing arrangements.

         The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto referred to in "Item 8. Financial Statements and Supplemental Data", and "Items 1 and 2. Business and Properties.

RESULTS OF OPERATIONS

Fiscal Year Ended September 30, 1997 Compared to Fiscal Year Ended September 30, 1996

         During the fiscal year ended September 30, 1997, the Company incurred a net loss of 16,838,765, compared to a net loss of $654,461 in the fiscal year ended September 30, 1996. In fiscal 1997, Common Stock was issued in lieu of cash compensation to Directors and outside consultants valued at $12,303,512. In fiscal 1997, Common Stock was issued to acquire geological data concerning Sao Tome valued at $2,000,000, which was immediately charged to expense. In fiscal 1997, a total of $960,000 was accrued, but not paid in cash, as compensation to three executive officers of the Company. Depreciation and amortization amounted to $366,213. The Company's net cash operating loss for fiscal 1997 was $1,283,900, compared to $83,700 for fiscal 1996.

         The Company had revenues of $108,944 in fiscal 1997, compared to none in 1996. Cost of sales were $53,991 in fiscal 1997 and none in fiscal 1996. All such revenues and costs of sales were attributed to providing environmental remediation services to oil and gas operators. Such services included environmental engineering, hazardous waste disposal, oil spill and non-hazardous oil field waste clean-up.

         The Company had no oil and gas production during fiscal 1997.

Liquidity and Capital Resources

         Historically, the Company has financed its operations from the sale of its debt and equity securities (including the issuance of its securities in consideration for services and/or products) and bank and other debt. The Company expects to finance its operations and further development plans during fiscal 1998 primarily through cash flow from operations.

         The Company presently intends to utilize any cash flow from operations as follows: (i) recompletion of wells in the Unita Basin; (ii) gas drilling at the Nueces River Prospect; (iii) seismic studies and fees for the Sao Tome joint venture; (iv) purchase of refueling barge/tug for Panama Canal; (v) working of oil fields in Texas; (vi) completion of Chevron "plug and abandonment" barge;
(vii) construction of additional BAPCO Tools; and (viii) working capital and general corporate purposes.

Capital Expenditures and Business Plan

     In May 1997, the Company entered into an exclusive joint venture with Sao Tome to manage the exploration, exploitation and development of the potential oil and gas reserves onshore and offshore Sao Tome, either through the venture or in collaboration with major international oil exploration companies. At that time, the Company was required to pay a $5,000,000 concession fee to the Sao
Tome government. In September 1997, the Company received a Memorandum of Understanding from the Sao Tome government which allows the Company to pay this concession fee within five days after Sao Tome files the relevant official maritime claims maps with the United Nations and the Gulf of Guinea Commission. The Company paid $2,000,000 of this concession fee to Sao Tome from the proceeds of the convertible note offering. See Part II, Item 4. ""Market for the Registrant's Common Stock and Related Security Holders Matters" - (b) "Recent Sales of Unregistered Securities.".

         The Company is currently in the initial phase of project development and is conducting seismic surveys, processing existing seismic data and reviewing environmental and engineering feasibility studies. During fiscal 1997, the Company issued 1,000,000 shares of its Common Stock to acquire geologic data concerning Sao Tome. The Company anticipates spending approximately $1,000,000 over the next 12 months for additional studies necessary to determine the location and depth of the targeted oil deposits. The Company has spent to date $250,000 in preparatory expenses including determining the boundaries of the concessions and facilitating the passage of a law in Sao Tome regarding the boundaries of the country. The costs of further development of this project cannot be determined until a more definite development plan is established. The costs depend on the Company's determination to either independently develop the concession, take on operational partners or lease a portion of the concession for third-party development.

         Revenues from the Company's operations in Sao Tome and substantially all raw material purchases for use in Sao Tome will be U.S. dollar-denominated and managed through the Company's Louisiana operational facility. The Company believes that it will not be significantly affected by exchange rate fluctuations in local African currencies relative to the U.S. dollar. The Company believes that the effects of such fluctuations will be limited to wages for local laborers and operating supplies, neither of which is expected to be material to the Company's results of operations when the joint venture begins more substantial operations in Sao Tome.

         In October 1977, the Company acquired a 37.5% interest in a 49,000 acre natural gas lease, known as the "Nueces River Prospect", in the Nueces River area of south Texas. The Company paid $200,000 and issued 50,000 shares of its Common Stock to acquire the lease. The Company has spent more than $200,000 reworking the first of two existing shut-in wells on the property. In 1998, the Company plans on spending $650,000 to $1,200,000 to make the wells operational providing financing is secured. The Company is currently considering whether to conduct geophysics surveys to aid in the selection of future drilling locations. The Company believes that, assuming the entire lease is productive, there are about 75 locations to be drilled. In 1998, depending on the availability of funds, the Company expects to drill 15 to 20 new wells at this site, at a cost of approximately $650,000 to $1,200,000 per well. The Company is responsible for only half of the drilling cost of each well, as it shares this cost with its operational co-venturer, Autry Stephens & Co. The operational dates, as well as the daily production rate, of these wells cannot be determined until the completion of the evaluation of the well testing program which is currently underway and should be completed in spring 1998.

         The Company acquired in February and March 1997 two leases in oil fields, which together comprise approximately 1,200 acres and 200 wells, located in Rusk County and Wichita County, Texas. The Company issued 500,000 shares of its Common Stock to acquire the leases. Through December 29, 1997, the Company recompleted 18 wells, and hopes to have all of them operational by March, 1998. The Company plans to locate its BAPCO Tool on site and expects to use such tool beginning in April 1998. The Company anticipates spending $1,200,000 in order to bring production on the fields up to a commercial level.

         In July 1997, the Company entered into a joint venture with MIII Corporation, a Native American oil an gas company, to workover, recomplete and operate 335 existing oil and gas wells on the Uintah and Ouray Reservation in northeaster Utah. None of the wells are operational at this time. The Company has designed a development program, under which it plans to recomplete and restimulate 36 wells and to drill five to seven development and extension wells at this site. This plan will require spending a minimum of $1,000,000 to $1,500,000. Subject to the availability of such funds, the Company anticipates that the first wells will be on line by fall 1998.

     In October 1997, the Company acquired net revenue interests ranging from 80% to 84% (and 100% working interest) in oil and gas properties totaling 13,680 acres, located near the MIII fields in the Unita basis with 24 oil and natural gas wells. These wells are currently producing approximately 200 barrels of oil per day from four producing wells which began realizing revenues for the Company in November 1997. The Company plans on spending approximately $1,000,000 on additional equipment and up to $80,000 per well on well stimulation in order to bring 18 more wells on line in 1998, provided financing is secured. Also, provided additional financing of $5,000,000 to $10,000,000 is secured, the Company plans to implement a recompiliation and drilling program in 1998.

        During fiscal 1997 the Company issued 3,000,000 shares of its Common Stock to acquire the Chevron master service agreement for "plug and abandonment" work. The Company is in the process of determining what amount will need to be spent to develop this contract, which amount will be subject to the availability of additional funding.

         During fiscal 1997 the Company issued 4,000,000 shares of its Common Stock to acquire BAPCO, a non-operating oil production company with significant well rework equipment assets.

         The Company's current development plans require substantial capital expenditures in connection with the exploration, development and exploitation of its oil and natural gas properties. Historically, the Company, has funded capital expenditures through a combination of equity contributions and short-term financing arrangements. The Company believes that it will require a combination of additional financing and cash flow from operations to implement future development plans. Although Company management is exploring the private and/or public equity markets as potential capital sources in connection with its development plans, the Company currently does not have any arrangements with respect to, or sources of, additional financing, and there can be no assurance that any additional financing will be available to it on reasonable terms or at all. Future cash flows and the availability of financing will be subject to a number of variables, such as the level of production from existing wells, prices of oil and natural gas and success in locating and producing new reserves. To the extent that future financing requirements are satisfied through the issuance of equity securities, shareholders of the Company may experience that could be substantial. The incurrence of debt financing could result in a substantial portion of operating cash flow being dedicated to the payment of principal and interest on such indebtedness, could render the Company more vulnerable to competitive pressures and economic downturns and could impose restrictions on operations. If revenue were to decrease as a result of lower oil and natural gas prices, decreased production or otherwise, and the Company had no availability under a bank arrangement or other credit facility the Company could have a reduced ability to execute current development plans, replace reserves or to maintain production levels, any of which could result in decreased production and revenue over time.

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

         The Company expects to utilize the "successful efforts" method of accounting for its oil and gas producing activities once it has reached the producing state. The Company expects to regularly assess proved oil and gas reserves for possible impairment on an aggregate basis in accordance with SFAS No. 121.

Net Operating Losses

     The Company has net operating loss carryforwards of $17,496,630, which expire in the years 2010 through 2012. The Company has a $6,998,652 deferred tax asset resulting from the loss carryforwards, for which it has established a 100% valuation allowance. Until the Company's current operations begin to produce earnings, it is unclear as to the ability of the Company to utilize such carryforwards.

Year 2000 Compliance

         The Company is currently in the process of evaluating its information technology for Year 2000 compliance. The Company does not expect that the cost to modify its information technology infrastructure to be Year 2000 compliant will be material to its financial condition or results of operations. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance.

Forward-Looking Statements

     This Form 10-K includes "forward-looking  statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-K which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), wells to be drilled or reworked, oil and gas prices and demand, exploitation and exploration prospects, development and infill potential, drilling prospects, expansion and other development trends of the oil and gas industry, business strategy, production of oil and gas reserves, expansion and growth of the Company's business and operations, and other such matters are forwardlooking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic, market or business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently all of the forward-looking statements made in this Form 10-K are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                          INDEX TO FINANCIAL STATEMENTS


                                                                            Page

Independent Auditors' Report   ..............................................F-2

Balance Sheets   ............................................................F-3

Statements of Operations  ...................................................F-4

Statements of Stockholders' Equity  .........................................F-5

Statements of Cash Flows   ..................................................F-6

Notes to Financial Statements  ..............................................F-7

Supplementary information  .................................................F-12

                         REPORT OF INDEPENDENT AUDITORS



TO:  The Board of Directors and Stockholders
     Environmental Remediation Holding Corporation
     Jericho, New York


We have audited the accompanying balance sheets of Environmental Remediation Holding Corporation, (the "Company") as of September 30, 1995, 1996 and 1997 and the related statements of operations, stockholders' equity and cash flows for the period since inception and the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

Except as discussed in the following paragraph, we conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As more fully described in notes 1f and 3, the Company acquired two East Texas oil leases in February 1997. The Company recorded these transactions based on the reserve report provided them at the time and updated more recently. We have engaged another independent petroleum engineer to evaluate the data and produce another reserve report. The Company expects to adjust the recorded valuation to this new report basis if any material differences exist.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 1995, 1996 and 1997 and the results of its operations and its cash flows for the the period since inception and two years then ended in conformity with generally accepted accounting principles.




                                                /s/Durland & Company, CPAs, P.A.
                                                   Durland & Company, CPAs, P.A.

Palm Beach, Florida
December 12, 1997

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                           Consolidated Balance Sheets
                                  September 30,

                          ASSETS                                      1995               1996                  1997

CURRENT ASSETS
  Cash                                                       $                0                  0                327,743
  Prepaid expenses and other current assets                                   0                  0                215,708
                                                                ---------------     --------------      -----------------
    Total Current Assets                                                      0                  0                543,451
                                                                ---------------     --------------      -----------------
PROPERTY AND EQUIPMENT
  Equipment (note 1b)                                                         0          2,431,987              2,733,274
                                                                ---------------     --------------      -----------------
    Total Property and Equipment                                              0          2,431,987              2,733,274
                                                                ---------------     --------------      -----------------
OTHER ASSETS
  Deposits on fixed assets                                                    0              5,000                136,560
  Crude oil reserves, net (note 1f)                                           0                  0             14,335,646
  Chevron P&A master service agreement (note 1h)                              0                  0                    300
                                                                ---------------     --------------      -----------------
    Total Other Assets                                                        0              5,000             14,472,506
                                                                ---------------     --------------      -----------------
Total Assets                                                 $                0          2,436,987             17,749,231
                                                                ===============     ==============      =================
           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accrued expenses and other current payable                 $            3,316                  0                111,054
  Stockholder loans (note 1c)                                                 0              6,730                465,094
  Accrued interest (note 1c)                                                  0                  0                 37,228
  Accrued salaries (note 4)                                                   0                  0                960,000
  Short term bank loan (note 1c)                                              0                  0                175,000
                                                                ---------------     --------------      -----------------
    Total Current Liabilities                                             3,316              6,730              1,748,376
                                                                ---------------     --------------      -----------------
LONG-TERM LIABILITIES
  Long-term debt                                                              0                  0                      0
                                                                ---------------     --------------      -----------------
    Total Long-Term Liabilities                                               0                  0                      0
                                                                ---------------     --------------      -----------------
Total Liabilities                                                         3,316              6,730              1,748,376
                                                                ---------------     --------------      -----------------
Common stock issued under a repurchase agreement;
1,000,000 shares (note 1i )                                                   0                  0              2,000,000

STOCKHOLDERS' EQUITY
  Common stock, $0.0001 par value; Authorized
    950,000,000 shares: issued and outstanding 1,639,450
    at September 30, 1995; 3,239,374 at September 30,
    1996 and 21,989,526 at September 30, 1997 (note 3)                      164                324                  2,199
  Preferred stock, $0.0001  par value, authorized
    10,000,000 shares; issued and outstanding 0 at
    September 30, 1995, 1996 and 1997.                                        0                  0                      0
  Additional paid in capital in excess of par                           499,924          3,515,298             32,658,586
  Stock subscriptions receivable                                              0                  0               (913,300)
  Deferred compensation, net (note 1d)                                 (500,000)          (427,500)              (250,000)
  Retained earnings (deficit)                                            (3,404)          (657,865)           (17,496,630)
                                                                ---------------     --------------      -----------------
Total Stockholders' Equity                                               (3,316)         2,430,257             14,000,855
                                                                ---------------     --------------      -----------------
Total Liabilities and Stockholders' Equity                   $                0          2,436,987             17,749,231
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

                                                                 1995                  1996                   1997
                                                            --------------        -------------         ---------------
                       REVENUE
Sales - environmental remediation services              $                0                    0                 108,944
Sales - crude oil                                                        0                    0                       0
                                                            --------------        -------------        ----------------
  Total sales                                                            0                    0                 108,944
                                                            --------------        -------------        ----------------
                     COST OF SALES
Cost of sales - environmental remediation services                       0                    0                  53,991
Cost of sales - crude oil                                                0                    0                       0
                                                            --------------        -------------        ----------------
  Total cost of  sales                                                   0                    0                  53,991
                                                            --------------        -------------        ----------------
   Gross profit/(loss)                                                   0                    0                  54,953
                  OPERATING EXPENSES
Automotive expenses                                                      0                7,257                  55,864
Bank charges                                                             0                  184                     421
Compensation - officers                                                  0              147,326               1,185,000
Compensation - directors                                                 0                    0               3,492,981
Consultant fees                                                          0              337,956               8,883,356
Depletion                                                                0                    0                       0
Depreciation                                                             0              173,713                 198,713
Donations                                                                0                    0                  10,500
Dues, fees, licenses and taxes                                           0                    0                   9,552
Insurance                                                                0                    0                 204,099
Geological data and reports (note 1i)                                    0                    0               2,008,848
Oil lease transfer fees                                                  0                    0                  55,000
Office expenses                                                          0                1,072                  97,226
Oil well rework expenses                                                 0                    0                  53,355
Professional fees                                                    3,404               19,500                 244,230
Research and development                                                 0                    0                  17,000
Rent                                                                     0                8,550                  45,950
Telephone                                                                0                    0                  48,528
Travel and entertainment                                                 0               19,380                 235,856
Miscellaneous                                                            0                    0                  13,783
                                                            --------------        -------------        ----------------
  Total operating expenses                                           3,404              714,938              16,860,262
                                                            --------------        -------------        ----------------
Income(loss) from operations                                       (3,404)            (714,938)            (16,805,309)
Interest expense                                                         0                    0                (40,787)
Interest income                                                          0                    0                     601
                                                            --------------        -------------        ----------------
Income(loss) before tax & extraordinary item                       (3,404)            (714,938)            (16,845,495)
Extraordinary item - forgiveness of debt                                 0               60,477                   6,730
                                                            --------------        -------------        ----------------
Income(loss) before taxes                                          (3,404)            (654,461)            (16,838,765)
Income tax expense/(benefit)                                             0                    0                       0
                                                            --------------        -------------        ----------------
Net income(loss)                                        $          (3,404)            (654,461)            (16,838,765)
                                                            ==============        =============        ================
Weighted average number of shares outstanding                      398,643            2,469,511              10,500,293
                                                            ==============        =============        ================
Net loss per share                                      $           (0.01)               (0.27)                  (1.60)
                                                            ==============        =============        ================

    The accompanying notes are an integral part of the financial statements.

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                 Consolidated Statements of Stockholders' Equity
                        September 30, 1995, 1996 and 1997

                        Number         Common      Pf'd        APIC       Stk Subs       Defr'd      Accumulated       TTL S/H
                       of Shares       Stock      Stock                  Receivable       Comp         Deficit          Equity
                     -------------   ----------  -------  ------------- ------------  -----------  --------------- ----------------
BEGIN BALANCE,
September 5, 1995                0 $          0        0              0            0            0                0                0

9/23 - cash                884,407           88        0              0            0            0                0               88
9/25 - services            755,043           76        0        499,924            0    (500,000)                0                0
  Net loss                       -            0        0              0            0            0          (3,404)          (3,404)
                     -------------   ----------  -------  ------------- ------------  -----------  --------------- ----------------

BALANCE,
September 30, 1995       1,639,450          164        0        499,924            0    (500,000)          (3,404)          (3,316)

10/1 - equipment           744,000           74        0      2,605,626            0            0                0        2,605,700
10/10 - cash                20,000            2        0         49,998            0            0                0           50,000
8/9 - cash                  20,500            2        0         42,890            0            0                0           42,892
8/19 - reverse merger      356,317           36        0      (243,366)            0            0                0        (243,330)
8/19 - S-8 services         73,277            7        0         73,270            0            0                0           73,277
8/30 - services             10,000            1        0         69,999            0            0                0           70,000
9/15 - services             55,000            6        0        384,994            0            0                0          385,000
9/15 - cash                320,830           32        0         31,963            0            0                0           31,995
9/30 - def comp amort            -            0        0              0            0       72,500                0           72,500
  Net loss                       -            0        0              0            0            0        (654,461)        (654,461)
                     -------------   ----------  -------  ------------- ------------  -----------  --------------- ----------------

BALANCE,
September 30,  1996      3,239,374          324        0      3,515,298            0    (427,500)        (657,865)        2,430,257

2/10 - S-8 services      1,600,000          160        0      1,099,840            0            0                0        1,100,000
3/4 - oil wells/leases     300,000           30        0      4,831,293            0            0                0        4,831,323
3/5 - oil wells/leases     200,000           20        0      9,504,303            0            0                0        9,504,323
3/13 - S-8 services        300,000           30        0        374,970            0            0                0          375,000
4/5 - Chevron contract   3,000,000          300        0              0            0            0                0              300
4/5 - services           1,342,981          134        0      1,342,847            0            0                0        1,342,981
4/5 - contrib to corp    (100,000)         (10)        0       (99,990)            0            0                0        (100,000)
4/9 - BAPCO acquisition  4,000,000          400        0        499,600            0            0                0          500,000
5/14 - S-8 services      1,500,000          150        0        562,350            0            0                0          562,500
6/19 - services            150,000           15        0         28,110            0            0                0           28,125
7/8 - cash                 800,000           80        0        399,920            0            0                0          400,000
7/25 - S-8 services      2,335,000          233        0      6,464,798            0            0                0        6,465,031
7/30 - services          1,500,000          150        0      2,249,850            0            0                0        2,250,000
7/30 - cash                147,000           15        0        146,985            0            0                0          147,000
8/8 - cash                  74,000            8        0        147,992            0            0                0          148,000
9/4 - services             400,000           40        0        307,960            0            0                0          308,000
9/10 - cash stk subs recv  727,273           73        0        799,927    (800,000)            0                0                0
9/15 - cash & stk subs rec 473,898           47        0        482,533    (113,300)            0                0          369,280
9/30 - deferred comp amort       -            0        0              0            0      177,500                0          177,500
  Net loss                       -            0        0              0            0            0     (16,838,765)     (16,838,765)
                     -------------   ----------  -------  ------------- ------------  -----------  --------------- ----------------
BALANCE,
September 30,  1997     21,989,526 $      2,199        0     32,658,586    (913,300)    (250,000)     (17,496,630)       14,000,855
                     =============   ==========  =======  ============= ============  ===========  =============== ================

Common Stock issued under a repurchase agreement
7/97 - DRSTP info        1,000,000          100        0  1,999,900                0            0                0        2,000,000
                     =============   ==========  =======  ============= ============  ===========  =============== ================

    The accompanying notes are an integral part of the financial statements.

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                      Consolidated Statements of Cash Flows
     For the period since inception ended September 30, 1995, and the years ended September 30, 1996 and 1997

                                                                                1995                 1996                  1997
                                                                           --------------      ---------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss)                                                     $            (3,404)            (654,461)          (16,838,765)
Adjustments to reconcile net loss to net cash used for operating activities:
    Amortization of deferred compensation                                               0               72,500               177,500
    Non-cash gain on forgiveness of debt                                                0             (60,477)               (6,730)
    Stock issued for services rendered                                                  0              385,000            12,292,829
    Stock issued for DRSTP geological data                                              0                    0             2,000,000
    Depreciation                                                                        0              173,713               198,713
Changes in operating assets and liabilities:
   (Increase) decrease in prepaid expenses                                              0                    0             (215,708)
   Increase (decrease) in accrued interest expense                                      0                    0                37,228
   Increase (decrease) in accrued expenses                                          3,316                    0               111,054
   Increase (decrease) in accrued salaries                                              0                    0               960,000
                                                                           --------------      ---------------      ----------------
Net cash (used) provided by operating activities                                     (88)             (83,725)           (1,283,879)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits                                                                                0              (5,000)             (131,560)
                                                                           --------------      ---------------      ----------------
Net cash (used) provided by investing activities                                        0              (5,000)             (131,560)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock sold for cash                                                             88               81,995             1,102,988
Payments on stockholder advances                                                        0             (16,000)             (295,287)
Funds advanced by third-parties                                                         0                    0               175,000
Funds advanced by stockholders                                                          0               22,730               760,481
                                                                           --------------      ---------------      ----------------
Net cash (used)  provided by financing activities                                      88               88,725             1,743,182

Net increase (decrease) in cash                                                         0                    0               327,743

CASH, beginning of period                                                               0                    0                     0
                                                                           --------------      ---------------      ----------------
CASH, end of period                                                  $                  0                    0               327,743
                                                                           ==============      ===============      ================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash                                                $                  0                    0                 3,559
                                                                           ==============      ===============      ================
Non cash financing activities:
   Stock issued to acquire environmental remediation equipment       $                  0            2,605,698                     0
                                                                           ==============      ===============      ================
   Stock issued to acquire crude oil reserves and wells              $                  0                    0            14,335,646
                                                                           ==============      ===============      ================
   Stock issued to acquire Chevron master P&A service agmt           $                  0                    0                   300
                                                                           ==============      ===============      ================
   Stock issued to acquire BAPCO                                     $                  0                    0               500,000
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

         The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the statements of financial condition and revenues and expenses for the years then ended. Actual results could differ significantly from those estimates. The following summarize the more significant accounting and reporting policies and practices of the
         Company:

   a) Basis of presentation- The Company acquired 100% of the issued and outstanding common stock of Environmental Remediation Funding Corp.,
         (ERFC), a Delaware corporation, effective on August 19, 1996, in a reverse triangular merger, which has been accounted for as a reorganization of ERFC. At the same time the Company changed its name from RAGC. Prior to the merger ERFC had acquired certain environmental remediation equipment in exchange for common stock. ERFC then employed the seller of this equipment as an outside consultant in exchange for common stock. Subsequently, ERFC was unable to enter into the environmental remediation contracts it had hoped to and asked the consultant to become the Chairman, President and CEO of ERFC.

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

   b) Equipment- Environmental remediation equipment was purchased by ERFC in exchange for common stock. The fair market value of the ERFC stock exchanged was undeterminable, therefore the Company chose to value the equipment received using an estimate of historical cost, based on an independent evaluation of replacement cost at acquisition date, the Consumer Price Index to original acquisition date, less accumulated depreciation to the date ERFC acquired the equipment. This was calculated because the historical cost records had been inadvertently destroyed. This adjusted calculated historical cost was $2,605,700. The Company has chosen to depreciate the equipment using the straight line method over its estimated remaining useful life of fifteen years. Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation expense for the period since inception ended September 30, 1995 was $0 and for the years ended September 30, 1996 and 1997 was $173,713 and $173,713.

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

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                   Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies, continued
    b) Equipment, continued- The Company valued the equipment received at historical cost amounting to $500,000. The Company's common stock was highly volatile in price and extremely thinly traded which led the Company to determine that the equipment was the easier to value under APB 16. The Company is depreciating these tools and technology over ten years. Depreciation expense for the period since inception ended September 30, 1995 was $0 and for the years ended September 30, 1996 and 1997 was $0 and $25,000.

     c) Notes payable- The Company issued two notes payable to stockholders who are also officers and directors in exchange for cash amounting to $233,398 and $526,883. These notes carry no stated maturity date and an 8.5% rate of interest. The Company has repaid $236,787 and $58,500 on these notes, including interest on one. The remaining note is convertible into restricted stock at 50% of the average bid price for the month in which the loan was made. The conversion is at the option of the noteholder. Accrued interest on these notes is $0, $0 and $21,273 for the period since inception ended September 30, 1995 and for the years ended September 30, 1996 and 1997.

         In January 1997, the Company issued a note payable to a bank in exchange for $175,000 cash. This note carried a maturity date of March 15, 1997 and a 9.6875% interest rate. The Company is in default on this note. The default interest rate is 13.6875%. The Company and the bank had originally expected to roll this note over into a long-term credit facility. The Company chose not to accept the long-term facility due to the terms offered. The Company has reached an agreement with the bank regarding repayment terms amounting to $175,000 plus accrued interest. Accrued interest on this note is $0, $0 and $15,955 for the period since inception ended September 30, 1995 and for the years ended September 30, 1996 and 1997.

     d) Deferred compensation- ERFC issued 755,043 shares of its common stock into escrow in exchange for services to be rendered by a consultant under a four year contract. These services were valued at $125,000 per year, therefore the Company is amortizing this deferred compensation expense at a rate of $31,250 per quarter. This consultant later became ERFC's Chairman, President and CEO.

         On August 30, 1996, the Company issued 10,000 shares of its common stock, valued at $70,000, to an attorney for services to be rendered at below market rates for a period of 4 months. Accordingly, the Company amortized this expense over the term of the agreement.

     e) Net loss per share- Net loss per share is computed by dividing the net loss by the number of shares outstanding during the period.

     f) Crude oil reserves- At September 30, 1996, the Company had no oil and gas reserves. In March 1997, the Company acquired an undivided 7/8 interest in a 100 well lease located in the Gunsite Sand Lease in Ector, Texas, in exchange for 300,000 shares of the Company's common stock. The Company received an independent evaluation of this field which reflected 1,000,000 barrels of proven oil reserves. In March 1997, the Company acquired an undivided 7/8 interest in a 100 well lease located in the Woodbine Sand Lease Block in Henderson County, Texas, in exchange for 200,000 shares of the Company's common stock. The Company received an independent evaluation of this field which reflected 1,500,000 barrels of proven oil reserves. These reserve reports, as amended in March 1998, reflect values of $4,831,323 for Gunsite and $9,504,323 for Woodbine. A separate reserve report is in process of being prepared, which the Company will use to adjust the valuation if the subsequent report is materially different. The Company chose to value these acquisitions on the basis of the asset value received rather than the value of the common stock given up as at the time of the acquisition the stock price was highly volatile and thinly traded.

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

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                   Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies, continued
     g) Depletion- Depletion (including provisions for future abandonment and restoration costs) of all capitalized costs of proved oil and gas producing properties are expected to be expensed using the unit-of-production method by individual fields as the proven developed reserves are produced.

     h) Chevron master P&A service agreement - In September 1996 Bass Environmental Services Worldwide, Inc., (BESW), entered into a Master Service Agreement with Chevron to plug and abandon oil wells located in the Gulf of Mexico off the coast of Louisiana. In April 1997, BESW assigned this contract to the Company in exchange for 3,000,000 shares of the Company's common stock. Chevron has reissued the contract in the Company's name. The Company valued this acquisition on the basis of the par value of the Company's common stock given up. The Company expects to begin commercializing the agreement in fiscal 1998.

     i) DRSTP geological data- In July 1997, the Company acquired substantial geologic data and other information from an independent source in exchange for one million shares of the Company's common stock. This data was valued at $2,000,000 based the agreement with the seller that Company would repurchase these shares for $2,000,000 at a rate of 25% per quarter should the seller so choose. The Company expensed this acquisition cost immediately.

(2) Income taxes- The Company has a consolidated net operating loss carry-forward amounting to $17,496,630, expiring as follows: $3,404 in 2010, $654,461 in 2011 and $16,838,765 in 2012. The Company has a
         $6,998,652 deferred tax asset resulting from the loss carry-forward, for which it has established a 100% valuation allowance. Until the Company's current plans begin to produce earnings it is unclear as to the ability of the Company to utilize these carry-forwards.

(3) Stockholders' equity- The Company has authorized 950,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock. On September 30, 1995, the predecessor entity, ERFC, had 1,639,450 shares issued and outstanding, which had been issued during the month since inception as 884,407 shares for $88 in cash and 755,043 shares for a four year consulting agreement valued at $500,000 with a then independent consultant who subsequently became the Company's Chairman, President and CEO.

         In October 1995, ERFC issued 744,000 shares in exchange for environmental remediation equipment valued as discussed in note 1b at $2,605,700. This equipment was acquired from the consultant who had received the 755,043 shares and subsequently became the Company's Chairman, President and CEO. In October 1995, ERFC issued 20,000 shares for $50,000 in cash.

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

         In February 1997, the Company issued 1,600,000 shares of common stock via an S-8 registration in exchange for consulting and professional services valued at $1,100,000. In March 1997, the Company acquired a 100 oil well lease with one million barrels of proven oil reserves valued at $4,831,323 in exchange for 300,000 shares of the Company's common stock. In March 1997, the Company acquired a 100 oil well lease with one and one-half million barrels of proven oil reserves valued at $9,504,323 in exchange for 200,000 shares of the Company's common stock. In March 1997, the Company issued 300,000 shares of common stock via an S-8 registration valued at $375,000 in exchange for public relations services, of which approximately 150,000 had been earned at fiscal year end. The balance will either be earned or returned to ERHC.

         In April 1997, the Company issued 3,000,000 shares of common stock in exchange for the assignment of the Chevron P&A master service agreement, valued at $300. In April 1997, the Company issued 1,342,981 shares of common stock to three directors in lieu of cash compensation for services rendered to the Company valued at $1,342,981. In April 1997, a director contributed 100,000 shares of common stock back to the Company with a value of $100,000. In April 1997, the Company issued 4,000,000 shares of common stock in exchange for 100% of the issued and outstanding common stock of Bass American Petroleum Company, (BAPCO), valued at historical cost of $500,000.

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                   Notes to Consolidated Financial Statements

(3) Stockholders' equity, continued- In May 1997, the Company issued 1,500,000 shares of common stock via an S-8 in exchange for consulting and professional services valued at $562,500. In June 1997, the Company issued 150,000 shares of common stock to two independent consultants for services valued at $28,125. One of these consultants became an employee of the Company in September 1997.

         In July 1997, the Company issued 800,000 shares under a Section 4(2) exemption from registration to a previously unrelated party in exchange for $400,000 in cash. In July 1997, the Company acquired substantial geologic data and other information from an independent source in exchange for 1,000,000 shares of the Company's common stock. This data was valued at $2,000,000 based the agreement with the seller that
         Company would repurchase these shares for $2,000,000 at a rate of 25% per quarter should the seller so choose. In July 1997, the Company issued 2,335,000 shares of common stock to three independent consultants for services valued at $6,465,031, principally relating to the Company's acquisition of the MIII agreement. In July 1997, the Company issued 1,500,000 shares of common stock to three directors in lieu of cash compensation for services rendered to the Company valued at $2,250,000. In July 1997, the Company issued 147,000 shares of common stock under a Regulation D Rule 506 private placement in exchange for $147,000 in cash. In August1997, the Company issued 74,000 shares of common stock under a Regulation D Rule 506 private placement in exchange for $148,000 in cash. In September 1997, the Company issued 400,000 shares of common stock to an independent consultant for services valued at $308,000. In September 1997, the Company issued 370,898 shares of common stock under a Regulation D Rule 506 private placement in exchange for $407,988 in cash. In September 1997, the Company received stock subscription agreements for $913,300 in cash under a Regulation D Rule 506 private placement representing 830,273 shares of common stock. The Company is contingently liable to issue up to three million shares of restricted stock in total to three officers and directors of the Company for their efforts in closing the Sao Tome & Principe contract. These shares will be issued upon the joint venture oil production level of 20,000 barrels a day being attained.The Company is contingently liable to issue up to two million shares of restricted stock to two officers and directors of the Company for their efforts in closing the M III contract in Utah upon the joint venture oil production level of 4,000 barrels a day being attained. This two million shares includes the 500,000 shares the Company is to issue to M III. The Company is also contingently liable to issue an additional two million shares upon the joint venture attaining production of a total of 6,000 barrels a day.

(4) Accrued salaries- At September 30, 1995, 1996 and 1997 the Company has accrued salaries of $0, $0 and $960,000, respectively, for three officers. These officers can, at their option, convert these salaries into common stock of the Company at the rate of one-half of the average bid price of the Company's common stock for the months in which the salary was earned.

(5) Commitments and contingencies- The Company is committed to lease payments for 9 vehicles under operating leases totaling $52,292 and $20,043 for the years ended September 30, 1998 and 1999, respectively. The Company paid $0, $0 and $52,500 in vehicle lease expense for the period since inception ended September 30, 1995 and for the years ended September 30, 1996 and 1997, respectively. The Company currently leases its office space and operating facilities on a month to month basis. The Company paid $0, $8,550 and $45,950 in facility rent for the period since inception ended September 30, 1995 and for the years ended September 30, 1996 and 1997.

(6) Segment information- The Company has three distinct lines of business through its two wholly owned subsidiaries, Site Services, Inc., (SSI), and Bass American Petroleum Company, (BAPCO), and a joint venture agreement. SSI operates in the environmental remediation industry and BAPCO will operate in the oil and gas production industry. SSI's principal identifiable assets consist of $2,258,274, (net), of environmental equipment, a barge deposit of $131,000 and the Chevron P&A master service agreement valued at $300. All of the Company's 1997 revenues of $109,000 and cost of sales of $54,000 relate to SSI. BAPCO's principal identifiable assets consist of crude oil reserves valued at $14,335,646 and equipment valued at $475,000 (net). The Company also expects to operate in the supply industry through a joint venture agreement to supply fuel and other goods to ships transiting the Panama Canal. No pricipal identifiable assets yet exist for this line of business.

(7) Subsequent events
     a) Stockholder's Equity- The 830,273 shares of common stock were issued by the Company upon receiving the $913,300 in cash in October 1997 which had been subscribed for at September 30, 1997. In October and November 1997, the Company issued 175,599 additional shares of common stock in exchange for $183,359 in cash under the same private placement memorandum offering in August and September 1997.

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                   Notes to Consolidated Financial Statements

(7) Subsequent events, continued
     b) Convertible notes- In November and December 1997, the Company issued 5.5% convertible senior subordinated secured notes due 2002 in exchange for approximately $4,300,000 in cash. These notes are convertible into shares of the Company's common stock at a conversion price to be determined by so stated formula, but at a price no less than $1.25 per share. If all of the notes are converted at the lowest possible price, the Company would be required to issue 3,440,000 shares of common stock. These notes also carried warrants for an additional 258,000 shares of common stock with an exercise price of $3.17 per warrant, or total proceeds to the Company of $817,860 in the event all of the warrants are exercised. The notes are secured by the Company's non-MIII oil reserves in Utah.

     c) Sao Tome concession payment- When the Company entered into the joint venture agreement in May 1997 with the Democratic Republic of Sao Tome and Principe, (DRSTP), the Company was required to pay a $5,000,000 concession fee to the DRSTP goverment. In September 1997, the Company received a Memorandum of Understanding from the DRSTP government which allows the Company to pay this concession fee within five days after the DRSTP files the relevant official maritime claims maps with the United Nations and the Gulf of Guinea Commission. In December 1997, the Company paid $2,000,000 of this concession fee to the DRSTP form the proceeds of the convertible note offering.

     d) Utah oil wells and reserves-On September 29, 1997, the Company entered into an agreement to acquire 22 oil, gas and mineral leases located in Uintah and Duchesne Counties, Utah from three joint owners. The purchase agreement was closed on October 8, 1997, at which time the the Company received the lease assignment. The terms of the acquisition are for the Company pay $250,000 in cash, issue 250,000 shares of the Company's common stock at each of the following four dates: closing; December 30, 1997; March 30, 1998 and June 30, 1998. The Company also was required to guarantee that the bid price on the date the Rule 144 restrictions lapse will be no less than $2.00 per share or the Company is required to either issue additional shares or to pay the difference in cash, at the Company's option. The Company also granted the sellers a 4% gross production receipts royalty to a maximum of $677,000. The
         Company is currently evaluating the existing reserve reports and underlying data on these leases as well as has contracted another independent appraiser to complete new reserve reports for its use. The total valuation of this transaction is $2,250,000 and is applied as $375,800 of oil and gas reserves and $1,874,200 of equipment.

     e) Olmos Nueces River Prospect oil and natural gas lease- In October 1997, the Company entered into an agreement to acquire a 3/8 undivided interest in a natural gas well that had been plugged and abandoned approximately 10 years ago. This agreement requires the Company to pay the seller $150,000 and 50,000 shares of the Company's common stock, as well as to pay the Company's proportinate share of the costs to reenter this well. The Company is also required to carry the seller's 1/8 proportionate share of the reentry costs until the well is producing. The seller also owns an undivided 50% interest in the oil and gas lease on the 49,019 acres of land contiguous to the initial well. The agreement allows the Company to acquire a 3/8 undivided interest in this lease by paying to the seller approximately $343,000 each April for four years. The Company received the initial lease assignment on December 1, 1997. The Company is currently evaluating the existing reserve reports and underlying data on these leases as well as has contracted another independent appraiser to complete new reserve reports for its use.

    f) Firm commitment letter of intent-In December 1997, the Company received a firm commitment letter of intent form a registered brokerage house which contemplates a public offering of approximately $50,000,000 of the Company's debt securities. This offering, if it proceeds, is contemplated for early 1998.

    g) Test oil production- In late November 1997, test oil production amounting to approximately 444 barrels was picked up from the tanks at the Gunsite Sand lease. At that time the Company had approximately 9 wells back on line and pumping. In late November and early December 1997, test oil production amounting to approximately 1,292 barrels was picked up from the tanks at the 22 leases in Uintah and Duchesne Counties, Utah.

    h) Stock repurchase- In December 1997, the Company repurchased 250,000 shares of its common stock for $500,000 in cash. This was the first 25% quarterly repurchase agreed to by the Company relating to the 1,000,000 shares issued to acauire the DRSTP geological data.

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

                            SUPPLEMENTARY INFORMATION

                                      ----

                                   (UNAUDITED)

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

         CAPITALIZED COSTS RELATING TO OIL AND GAS PRODUCING ACTIVITIES

                        September 30, 1995, 1996 and 1997

                                      -----

                                   (Unaudited)

                                                                         1995                  1996                 1997
Developed oil and gas properties                             $                     0                    0            14,335,646
Undeveloped oil and gas properties--                                               0                    0                     0
                                                                  ------------------     ----------------     -----------------
                                                                                   0                    0            14,335,646

Accumulated depreciation, depletion and valuation
allowance                                                                          0                    0                     0
                                                                  ------------------     ----------------     -----------------
Net capitalized cost                                         $                     0                    0            14,335,646

               COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION,
                     EXPLORATION AND DEVELOPMENT ACTIVITIES

                   Period since inception ended September 30,
                       1995 and years ended September 30,
                                  1996 and 1997

                                   (Unaudited)

                                                                         1995                  1996                 1997
                                                                  ------------------     ----------------     -----------------
Acquisition of properties:
           Developed                                         $            0                     0                14,335,646

           Undeveloped                                                    0                     0                     0

Exploration costs, excluding valuation allowance                          0                     0                     0

Development costs                                            $            0                     0                     0


              See accompanying notes to supplementary information.

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

                    STANDARDIZED MEASURE OF DISCOUNTED FUTURE
              NET CASH FLOW RELATING TO PROVED OIL AND GAS RESERVES

                   Period since inception ended September 30,
                       1995 and years ended September 30,
                                  1996 and 1997

                                                                         1995                  1996                 1997
                                                                  ------------------     ----------------     -----------------
Future cash inflows                                          $                     0                    0            54,799,039

Future production and development costs                                            0                    0           (24,574,717)

Future income tax expenses                                                         0                    0                     0
                                                                  ------------------     ----------------     -----------------

       Future net cash inflows                                                     0                    0            30,224,322

10% annual discount for estimated timing of cash flow                              0                    0           (15,888,676)

Standardized measure of discounted future net cash flow      $                     0                    0            14,335,646





























              See accompanying notes to supplementary information.

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

                    STANDARDIZED MEASURE OF DISCOUNTED FUTURE
                   NET CASH FLOW AND CHANGES THEREIN RELATING
                         TO PROVED OIL AND GAS RESERVES

                   Period since inception ended September 30,
                       1995 and years ended September 30,
                                  1996 and 1997

                                      ----

                                   (Unaudited)

The following are the principal sources of change in the standardized measure of discounted future net cash flows during 1997, 1996 and 1995:

                                                                         1995                  1996                 1997
                                                                  ------------------     ----------------     -----------------
Sales of oil and gas produced, net of production costs       $    0                      0                    0

Net changes in prices and production costs                        0                      0                    0

Extensions, discoveries and improved recovery,                                                                0
          Less recovery costs                                     0                      0

Revisions of previous quantity estimates                          0                      0                    0

Reserves purchases, net of development costs                      0                      0                    14,335,646

Reserves sold                                                     0                      0                    0

Accretion of discount                                             0                      0                    0

Net change in income taxes                                        0                      0                    0

Other                                                             0                      0                    0
                                                                  ------------------     ----------------     -----------------
                  Net change                                      0                      0                    14,335,646

Standardized measure of discounted future net cash flow:
                   Beginning of year                              0                      0                    0
                                                                  ------------------     ----------------     -----------------

                   End of year                               $    0                      0                    14,335,646
                                                                  ==================     ================     =================













              See accompanying notes to supplementary information.

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

                          RESERVE QUANTITY INFORMATION

                   Period since inception ended September 30,
                       1995 and years ended September 30,
                                  1996 and 1997

                                      ----

                                   (Unaudited)

                                                            1995                        1996                        1997
                                                   -----------------------      --------------------      ------------------------
                                                    Gas             Oil          Gas           Oil         Gas              Oil
                                                   (MCF)           (bbls.)      (MCF)         (bbls.)     (MCF)            (bbls.)
Proved developed and undeveloped reserves:
            Beginning of year                         0               0            0             0           0                0

             Extensions, discoveries and              0               0            0             0           0                0
                    improved recovery

            Revisions of previous                     0               0            0             0           0                0
               estimates (1)

             Sales                                    0               0            0             0           0                0

             Purchases                                0               0            0             0           0        2,500,000

             Production                               0               0            0             0           0                0

             End of year                              0               0            0             0           0        2,500,000

Proved developed reserves                             0               0            0             0           0        2,500,000




























              See accompanying notes to supplementary information.

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

           RESULTS OF OPERATIONS FROM OIL AND GAS PRODUCING ACTIVITIES

                   Period since inception ended September 30,
                       1995 and years ended September 30,
                                  1996 and 1997

                                      ----

                                   (Unaudited)

                                                                         1995                  1996                 1997
                                                                  -------------------    ----------------     -----------------
Revenue:
        Oil and gas sales                                    $             0                    0                     0

Costs and expenses:                                                        0                    0                     0
         Lease operating expenses                                          0                    0                     0

         Exploration costs                                                 0                    0                     0

         Depreciation and depletion                                        0                    0                     0

         Income tax (benefit) expense                                      0                    0                     0
                                                                  -------------------    ----------------     -----------------
Results of operation from producing activities
            (excluding corporate overhead and interest costs)$             0                    0                     0





























              See accompanying notes to supplementary information.

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

                       NOTES TO SUPPLEMENTARY INFORMATION

                                      ----

                                   (Unaudited)

1.       PRESENTATION OF RESERVE DISCLOSURE INFORMATION

         Reserve disclosure information is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 69 ("SFAS 69"), Disclosures About Oil and Gas Producing Activities

2.       DETERMINATION OF PROVED RESERVES

         The estimates of the Company's proved reserves were determined by an independent petroleum engineer in accordance with the provisions of SFAS 69. The estimates of proved reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development and other factors. Estimated future net revenues were computed by applying current prices of oil and gas received by the Company to estimated future production of reserves, less estimated future development and production costs, based on current costs.

3.       RESULTS OF OPERATIONS FROM OIL AND GAS PRODUCING ACTIVITIES

         The results of operations from oil and gas producing activities were prepared in accordance with the provisions of SFAS 69. General and administrative expenses, interest costs and other unrelated costs are not deducted in computing results of operations from oil and gas activities.

4. STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS AND CHANGES THEREIN RELATING TO PROVED OIL AND GAS RESERVES

         The standardized measure of discounted future net cash flows relating to proved oil and gas reserves and the changes of the standardized measure of discounted future net cash flows relating to proved oil and gas reserves were prepared in accordance with the provisions of SFAS 69.

         Future production and development costs are computed estimating the expenditures to be incurred in developing and producing the oil and gas reserves at year-end, based on year-end costs and assuming continuation of existing economic conditions.

         Future income tax expenses are calculated by applying the year-end U.S. tax rate to future pre-tax cash inflows relating to proved oil and gas reserves, less the tax basis of properties involved. Future income tax expenses give effect to permanent differences and tax credits and allowances relating to the proved oil and gas reserves.

         Future net cash flows are discounted at a rate of 10% annually (pursuant to SFAS 69) to derive the standardized measure of discounted future net cash flows. This calculation does not necessarily represent an estimate of fair market value or present value of such cash flows since future prices and costs can vary substantially from year-end and the use of a 10% discount figure is arbitrary.

ITEM 9.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
           FINANCIAL DISCLOSURE.

                                      NONE.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

                        Directors and Executive Officers

The names and age of the directors and executive officers of the Company, and their positions with the Company, are as follows:

Name                       Age                      Position

Sam L. Bass, Jr............63         Chairman of the Board, President and Chief
                                                Executive Officer

James R. Callender, Sr.....57        Chief Operating Officer, Vice President and
                                                     Director

Noreen G. Wilson...........45        Chief Financial Officer, Vice President and
                                                     Director

James A. Griffin...........43             Secretary, Treasurer and Director

Robert McKnight............62                   President of BAPCO

William Beaton.............75                         Director

The principal occupations for the past five years (and, in some instances, for prior years) of each of the directors and executive officers of the Company are as follows:

     Sam L. Bass, Jr. has been the Chairman of the Board, President and Chief Executive Officer of the Company of the since September 1996. Mr. Bass also serves as the Chief Executive Officer of Bass Environmental Waste, Inc., of the which he founded in 1987, U.S. Energy, Inc., which he founded in 1984, and Bass Stabilizers, Ltd., which he of the co-founded in 1978, each of which is a privately-held company to which he devotes minimal time. From of the December 1993 to September 1995, he served as President and Chief Executive Officer of Bass Environmental of the World Wide Services, Inc. From January 1992 to September 1995, he served as President and Chief Executive Officer of the of Bass Environmental Inc. Mr. Bass is a pioneer in the field of downhole drilling and stabilization, and is the the inventor of seven drilling aids, many of which are being used around the e the world. Mr. Bass founded a fire-fighting organization called Al-Wadhi, through which he joined others in efforts to putthe out oil well fires in Kuwait, immediately after the Gulf War, for a period of approximately 18 months in 1991 and 1992. Mr. Bass received a B.A. degree from McNeese State University in 1949 and an M.A. degree in Mechanical n 1991 Engineering from Georgia Tech in 1952.

     James R. Callender, Sr. has served as Chief Operating Officer and Vice President of the Company since August 1997 and a Director since September 1996. He has also been the President and owner of CalSons Co. Inc., an ostrich farm and cattle ranch located in Louisiana, since November 1990. From July 1997 to August 1997, Mr. Callender served as a Consultant to the Company. From March 1997 to April 1997, he served as a Consultant to Forcenergy Inc., an independent oil and gas company. From September 1996 to March 1997, Mr. Callender served as a Management Consultant to Arctic Recoil, Inc., a maker of high pressure well control units. He acted as an Investment Consultant to Coburn Inc., an oil field construction and heavy equipment operator, from February 1996 to September 1996. From January 1993 to December 1995, Mr. Callender served as Chief Engineer to the Chief Executive Officer and Senior Consultant at Unocal Corp., a fully integrated energy resources company whose 991 worldwide operations comprise many aspects of energy production. Until December 1992, he served as Drilling Manager of Worldwide oprations at Unocal Corp. Mr. Callender received a B.S. degree in Geology and Engineering from Louisiana State University in 1964.

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

     William Beaton has been a Director of the Company since September 1996. He currently serves as the Chairman of The Institute of Petroleum (West of Scotland Branch) and has been in that position for more than the past five years. He was the General Manager of Clydsedale Bank of Glasgow, Scotland until his retirement in 1982. the Since his retirement from the Bank, he has worked as a self-employed consultant to public and smaller independent the companies. He has been involved in the international oil and gas industry for almost 30 years, with more than 50 the years of experience in management and finance.

     All directors hold office until the next annual meeting of shareholders and until their successors are duly elected and qualified, unless their office is vacated in accordance with the Certificate of Incorporation of the Company. elected Officers are elected to serve, subject to the discretion of the Board of Directors, until their successors are ted appointed. Except for the relationship between Noreen G. Wilson and James A. Griffin, who are cousins, there arere ted no family relationships among the directors and officers of the Company.

                                 Advisory Board

     The Company has established an Advisory Board comprised of three members with experience in the ares of oil and gas production. The Advisory Board meets periodically with the Company's Board of Directors and management to discuss matters relating to the Company's business activities including establishing commercial business alliances and working projects with corporations and governmental agancies on an international basis. Members of the Advisory Board are reimbursed by the Company for out-of-pocket expenses incurred in serving on the Advisory Board.

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

     Senator Vance Hartke has been a member of the Company's Advisory Board since September 1996. Mr. Hartke was the United States Senator for Indiana from 1959 to 1977. While a Senator, he served on both the Finance are Committee and the Commerce Committee, two of the most powerful and prestigious committees of the U.S. Senate. Prior to his senatorial term, he served as Mayor of the City of Evansville, Indiana from 1956 to 1958, when he are resigned to take his seat in the U.S. Senate. Mr. Hartke's political career also includes service as a Deputy Prosecuting Attorney, seven times as a delegate to the Democratic National
Convention, as Democratic County Chairman in ing Vanderburgh County, Indiana, and a Chairman of the U.S. Senatorial Campaign Committee. He continues to practice law at the law firm of Hartke & Hartke in Falls Church, Virginia. He currently sits on the Board of Directors of the International Human Assistance Programs, the New York Hall of Science and Technology, the New York Commission for the Development of Flushing Meadows, Federated Finance Corp., First Federated Savings Bank, and McCrane & Co. He received his A.B. from the University of Evansville in 1941, and his J.D. from Indiana University School of Law in 1948 where he was Editor-in-Chief of the Indiana Law Journal.

     Marvin Gibbons has been a member of the Company's Advisory Board since September 1996. In 1990, Mr. Gibbons founded a private company seeking investment capital for various development projects, including several Native American Indian Developments. He opened a private domestic and international import/export company, as well. During the past seven years, Mr. Gibbons became a partner and Acting Secretary of CAL-NOR, Cal-Marine al Industries, ESOP, and Zenith Insurance Limited. He is currently involved in a number of Development Projects both in the United States and internationally.

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

                      Committees of the Board of Directors

     The Company expects to establish an Audit Committee and Compensation Committee in early 1998, each of which will be comprised of at least two independent Directors. The Audit Committee will, among other things, make recommendations to the Board of Directors regarding the independent auditors to be nominated for ratification by the shareholders, review the independence of those auditors and review audit results. The Compensation Committee will recommend to the Board compensation plans and arrangements with respect to the Company's executive officers and key personnel. It is contemplated that the Audit and Compensation Committees will initially include William Beaton and another independent Director who the Company is currently in the process of identifying. The Board of Directors does not currently have and does not intend to establish a Nominating Committee as such functions are to be performed by the entire Board of Directors.

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

                         ITEM 11.EXECUTIVE COMPENSATION

     The following table sets forth, in summary form, the cash compensation earned during the period from October 31, 1996 to September 30, 1997 by its Chief Executive Officer of the Company and by the two other most highly compensated executive officers whose compensation exceeded $100,000 during the year ended September 30, 1997:

                           SUMMARY COMPENSATION TABLE

                     Annual Compensation(c,d,e)        Long-Term Compensation(f)
(a)              (b)       (c)      (d)       (e)            (f)
NAME AND                                                  RESTRICTED
PRINCIPAL        FISCAL                   OTHER ANNUAL      STOCK
POSITION          YEAR    SALARY   BONUS  COMPENSATION      AWARDS
                   (1)     (2)                               (4)
Sam L. Bass, Jr.  1997   $480,000    0      $125,000       500,000
CEO, President                                 (3)         shares

James R.          1997   $100,000    0          0          500,000
Callender, Chief           (5)                             shares
Operating Officer,
Director

James A. Griffin  1997   $120,000    0          0          500,000
Secretary,                                                 shares
Treasurer, shares
Director shares

Noreen G. Wilson  1997   $360,000    0          0          500,000
Executive Vice                                             shares
President, Chief
Financial Officer

(1) James R. Callender joined the Company as its Chief Operating Officer in July 1997. Noreen G.Wilson joined the shares Company as Executive Vice-President and Chief Financial Officer in January 1997.

(2) Salaries for Sam L. Bass, Jr., James A. Griffin, and Noreen G. Wilson are accrued and not paid in cash. Each shares individual has an option to convert all or part of any accrued salary to Common Stock of the Company at a price shares reasonably established by the Board of Directors at the time of exercise.

(3) Represents  amortization of Common Stock of ERFC  distributed in 1995 to Sam
L. Bass, Jr.

(4) Restricted stock awards to Messrs. Griffin and Callender and Ms. Wilson were awarded in fiscal year 1997 and shares were vested as of the date of grant.

(5) This amount was paid in cash and represents salary for a 2.5 month period.

(6)The aggregate value of benefits to be reported under the "Other Annual Compensation" column did not exceed the shares lesser of $50,000 or 10% of the total annual salary and bonus reported for the named executive officer.


                         Proposed Employment Agreements

     The Company contemplates entering into three-year employment agreements with each of Sam L. Bass, Jr., James shares A. Callender, Sr., Noreen G. Wilson and James A. Griffin to serve in their respective positions. The Company is still shares in the process of determining the terms and conditions of each employment agreement.

                           Proposed Stock Option Plan

     The Company does not currently have a stock option plan or other similar employee benefit plan for shares executives and/or other employees of the Company, and no options have been granted or are currently outstanding.

     The Board of Directors of the Company plans to approve and adopt a proposed 1998 Stock Option Plan (the shares "Plan"), pursuant to which officers, directors, key employees, and consultants of the Company will be eligible to shares receive incentive stock options and non-qualified stock options to purchase Common Shares. The Plan would also shares provide for the grant of stock appreciation rights, restricted stock, performance shares and performance units at the discretion of Company's Board of Directors.

     With respect to incentive stock options, the Plan would provide that the exercise price of each such option be at least equal to 100% of the fair market value of the Common Shares on the date that such option is granted (and be shares 110% of fair market value in the case of shareholders who, at the time the option is granted, own more than 10% of the total outstanding Common Shares), and would require that all such options have an expiration date not later than the date which is one day before the tenth anniversary of the date of the grant of such option (or the fifth anniversary of the date of grant in the case of 10% or res greater shareholders). However, with certain limited exceptions, in the event that the option holder would cease to be associated with the Company, or would engage in or be involved with any business similar to that of the Company, such option holder's incentive options would immediately terminate. Pursuant to the Plan, the aggregate fair market value, determined as of the date(s) of grant, for which incentive options will first be exercisable by an option holder during any one calendar year will not exceed $ 100,000.

                   Limitation of Liability and Indemnification

     The Company's Certificate of Incorporation limits the liability to the Company of individual directors for certain breaches of their fiduciary duty to the Company. The effect of this provision is to eliminate the liability of directors for monetary damages arising out of their failure, through negligence or grossly negligent conduct, to satisfy their duty of care, which requires them to exercise informed business judgment. The liability of directors under the federal securities laws is not affected. A director may be liable for monetary damages only if a claimant can show a breach of an individual director's duty of loyalty to the Company, a failure to act in good faith, intentional misconduct, a knowing violation of the law, an improper personal benefit or an illegal dividend or stock purchase.

     The Company's Certificate of Incorporation also provides that each director or officer of the Company serving as director or officer shall be indemnified and held harmless by the Company to the fullest extent authorized by law, against all expense, liability and loss (including attorneys fees, judgments, fines, Employee Retirement Income Security Act, excise taxes or penalties and amounts paid or to be paid in settlement) reasonably incurred or suffered by such person in connection therewith.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                      Beneficial Ownership by Shareholders

     The following table sets forth certain information as of December 29, 1997, with respect to the beneficial ownership of the Company's Common Stock by each shareholder known by the Company to be the beneficial owner of more than 5% of its outstanding shares, by each director of the Company, by the executive officers named in the table below and by the directors and executive officers of the Company as a group. Except as otherwise noted, the persons named in this table, based upon information provided by such persons, have sole voting and investment power with le respect to all Common Stock beneficially owned by them.

                                            Common Shares Beneficially Owned
Name and Address                            (1) Number        (2) Percentage

Sam L. Bass, Jr............................. 8,704,568        39.11%
James R. Callender, Sr...................... 500,000          2.1
Noreen G. Wilson............................ 500,000          2.1
James A. Griffin............................ 500,000          2.1
Robert McKnight............................. 75,000           *
William Beaton.............................. 500,000          2.1

All officers and directors as a group....... 10,779,568       45.95%
 (six persons)

* Represents less than 1% of outstanding Common Shares or voting power.

(1) The address of each beneficial owner is c/o Environmental Remediation le Holding Corporation, 420 Jericho Turnpike, Suite 321, Jericho, New York 11753.

(2) Shares beneficially owned and percentage of ownership are based on 23,458,125 Common Stock outstanding as of December 29, 1997. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or dispositive power with respect to such shares.

(3) Includes shares of Common Stock beneficially owned by Mr. Bass individually and through entities under his control.

               Selling Shareholders Pursuant to Mandated Form S-1

                                     General

     From October to December 1997, the Company raised gross proceeds of $4,300,000 in a private placement of the Company's 5 Notes and Warrants to a limited number of "accredited" institutional investors. The maximum number of shares of Common Stock which may be issued by the Company upon the conversion of the Notes (at a base conversion rate of $1.25 per share, subject to certain limited conditions) and the exercise of the Warrants (at an exercise price of $2.83 per share) is up to 3,440,000 shares and 283,800 shares, respectively. This Form 10-K does not cover the maximum of up to 3,723,800 total shares of Commons Stock issuable upon the conversion of the Notes and the exercise of the Warrants for which registration or an exemption from registration under the Act will be required. In connection with the sale of the Notes and Warrants, the Company entered into a Registration Rights Agreement with the certain shareholders, pursuant to which the Company agreed to register the Shares under the Act for resale by, and for the benefit of, such shareholders. In this regard, the Company has commenced the preparation of a registration on Form S-1 relative to these shares (the "Form S-1"). Pursuant to such Form S-1, certain selling shareholders as described herein ("Selling Shareholders") intend to sell the Common Stock acquired thereby from time to time in the future ('the "Shares") upon conversion of the Notes and the exercise of the Warrants. Based on the number of outstanding shares of Common Stock of the Company as of December 29, 1997, the Shares represent approximately 15.8% of the outstanding

Common Stock of the Company. As of December 29, 1997, none of the Notes had been converted and none of the Warrants had been exercised.

     All of the Shares held or to be held by the Selling Shareholders may be offered pursuant to such Form S-1, except that, under the terms of the Notes, the holders thereof may convert the original principal amount of the Notes only to the extent of one-third of such amount on and after each of December 30, 1997, January 29, 1998 and February 28, 1998. The conversion rate of the Notes is equal to the lowest of (i) $2.83, representing 100% of the average closing bid price per share of the Common Stock as quoted on the primary market or exchange on which it trades (the "Average Share Price") for the five consecutive trading days immediately preceding October 15, 1997, the date of the initial issuance of the Notes (the "Issuance Date"), (ii) 100% of the Average Share Price for the five consecutive trading days immediately preceding October 22, 1997 or the first anniversary of the Issuance Date or (iii) 80% of the Average Share Price for the five consecutive trading days preceding the applicable conversion date on which all or part of the Notes are converted. However, the conversion price may not be less than $1.25 per share (the "Base Price") unless 80% of the Average Share Price is less than the Base Price for a period of 90 consecutive calendar days, in which case the Base Price will not longer be applicable. Because the conversion rate of the Notes is based on future average trading prices of the Common Stock, the number of shares which may actually be sold could differ significantly. The Notes mature, unless prepaid at any time after October 28, 1998 on October 15, 2002 and are secured by the Company's proven crude oil reserves on its properties in Utah. The Notes do not contain any covenants that would prohibit, limit or restrict, among other matters, the Company's ongoing business operations, acquisitions of oil and gas properties, payment of dividends or incurrence of additional indebtedness. The Warrants may be exercised at any time through October 15, 2002.

                                 Stock Ownership

     The following table sets forth the names of and the number of Shares beneficially owned by each Selling Shareholder as of December 29, 1997. All Shares are beneficially owned and the sole voting and investment power is held by the persons named.


Name of Selling        Underlying Notes   Underlying Warrants       Total Shares
Shareholder

Banque Edouard            320,000              24,000                  344,000
Constant SA
11 Cours de Rive
Case Postale 3754
1221 - Geneva
Switzerland

Elara Ltd.                600,000              45,000                  645,000
P.O. Box 438
Tropic Isle Building
Wickhams Cay
Road Town, Tortola
British Virgin Islands
c/o Talisman Capital
1601 LaGrande Drive
Suite 100
Little Rock, AR 72211

Keyway Investments Ltd.   720,000             54,000                   774,000
19 Mount Havelock
Douglas, Isle of Man
1M1 2QG
British Islands
c/o Midland Walwyn
Capital, Inc.
BCE Place
181 Bay Street
Suite 500
Toronto, Ontario
M5J 2V8
Canada

JMG Capital Partners      320,000             24,000                   344,000
L.P.
c/o JMG Capital
Management Inc.
1999 Avenue of the Stars
Suite 1950
Los Angeles, CA 90067

Triton Capital            320,000             24,000                   344,000
Investments, Ltd.
c/o JMG Capital
Management Inc.
1999 Avenue of the Stars
Suite 1950
Los Angeles, CA  90067

Porter Partners L.P.      320,000             24,000                   344,000
c/o Porter Capital
Management Co.
100 Shoreline Highway
Suite 211B
Mill Valley, CA 94941

EDJ Limited                80,000              6,000                    86,000
c/o Porter Capital
Management Co.
100 Shoreline Highway
Suite 211B
Mill Valley, CA  94941

Cranshire Capital L.P.    240,000             18,000                   258,000
3000 Dundee Road
Suite 105
Northbrook, IL  60062

Legion Fund Ltd.          120,000              9,000                   129,000
c/o Porter Capital
Management Co.
100 Shoreline Highway
Suite 211B
Mill Valley, CA  94941

Banque Franck, SA         400,000             30,000                   430,000
1 Rue Toepffer
1206 - Geneva
Switzerland

Avalon Research Group,          0             25,800                    25,800
Inc.
1900 Glades Road
Suite 201
Boca Raton, FL  33431

Total                   3,440,000            283,800                 3,723,800

The Company has agreed to indemnify the Selling Shareholders and the Selling Shareholders have agreed to indemnify the Company against certain civil liabilities, including liabilities under the Act.

None of the Selling Shareholders has had any position, office or other material relationship with the Company or any of its affiliated within the past three years.

See Part II, Item. "Market for the Registrant's Common Stock and Related Security Holders Matters" - (b) "Recent Sales of Unregistered Securities."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company's predecessor, Environmental Remediation Funding Corporation "ERFC"), was incorporated under the laws of the State of Delaware in September 1995. In August 1996, the stockholders of ERFC exchanged all of their shares of ERFC for 2,433,950 authorized and unissued shares of common stock, representing 87.2% of such then outstanding shares, of Regional Air Group Corporation ("RAIR"), a Colorado corporation. RAIR was a publicly-owned corporation which had ceased operations and as a result had only nominal assets and liabilities. ERFC was then merged into RAIR. Following the acquisition of control, the stockholders of RAIR approved the change in the Company's name to Environmental Remediation Holding Corporation.

     In April 1997, the Company acquired all of the outstanding capital stock of BAPCO, a privately-held company controlled by Sam L. Bass, Jr., who has been the Company's Chairman of the Board, President and Chief Executive any Officer. Through this acquisition, the Company acquired, among other assets, ownership of all rights to the BAPCO Tool and assignment of the Chevron master service agreement. The Company issued 4,000,000 Common Shares to Mr. Bass in exchange for the outstanding capital stock of BAPCO. In addition, the Company issued 3,000,000 Common Shares to BEW, a company controlled by Mr. Bass, in connection with the assignment of the Chevron master service agreement. See " Item 1. Description of Business. - Environmental Remediation Services."

     From time to time, Noreen G. Wilson and James A. Griffin, both executive officers and directors of the Company, have advanced funds to the Company in the total amount of approximately $760,500, pursuant to 8.5% the demand promissory notes of which $295,300 was repaid during the fiscal year ended September 30, 1997, and $465,200 the remains outstanding. The balance of such notes are convertible into Common Stock at a conversion rate per share the equal to the fair market value of a share of Common Stock at the time of the advance.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

                             Index to Exhibits Page

10.1 Chevron Master Service Order and Letter Agreement dated 10/1/96 [previously supplied]

10.2 Centram Marine Services, S.A. Joint Venture Agreement dated 12/6/96 [previously supplied]

10.3 Memorandum of Agreement Between M III Corporation and ERHC dated 6/28/97 [previously supplied]

10.4 Sao Tome Memorandum of Understanding dated 9/30/97 [previously supplied]

21 List of Subsidiaries [previously supplied]

27 Financial Data Schedule [previously supplied]

List  of  Exhibits and Reports on Form 8-K and 8K/A incorporated by reference in this report:
                           Form 8K filed July 7, 1997
                           Form 8K filed July 7, 1997
                           Form 8K filed July 23, 1997
                           Form 8K filed July 25, 1997
                          Form 8K files August 14, 1997

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf, thereunder duly authorized.

Dated: April 6, 1998

                                   Environmental Remediation Holding Corporation

By:/s/Sam L. Bass, Jr.
Sam L. Bass, Jr., CEO and Chairman of the Board

By:/s/Noreen Wilson
Noreen Wilson, Vice President


Pursuantto the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

 SIGNATURE                           TITLE                       DATE

/s/James A. Griffin                Secretary                April 6, 1998
   James A. Griffin, Esq.         and Director

/s/Sam L. Bass, Jr.
   Sam L. Bass, Jr.             CEO and Director            April 6, 1998

/s/James Callender
   James Callender                 Director                 April 6, 1998

/s/William Beaton
   William Beaton                  Director                 April 6, 1998

/s/Noreen Wilson                Vice President
   Noreen Wilson                 and Director               April 6, 1998