Form 10-Q/A
period 1997-12-31
ENVIRONMENTAL REMEDIATION HOLDING CORP
filed 1998-04-07
CIK 799235

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                               AMENDMENT NO. 1 TO
                                    FORM 10-Q


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

                                3-5 Audrey Avenue
                           Oyster Bay, New York 11771
                    (Address of principal executive offices)
                                   (Zip Code)

Registrant's telephone number, including area code:  (516) 922-4170


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
                           Consolidated Balance Sheets

                                ASSETS                                    September 30, 1997        December 31, 1997

CURRENT ASSETS                                                                                         (Unaudited)


  Cash                                                                   $            327,743                  797,102
 Accounts receivable and other current assets                                         215,708                  447,231
                                                                          -------------------      -------------------
    Total Current Assets                                                              543,451                1,244,333
                                                                          -------------------      -------------------
PROPERTY AND EQUIPMENT
  Equipment (note 1b)                                                               2,733,274                4,597,072
                                                                          -------------------      -------------------
    Total Property and Equipment                                                    2,733,274                4,597,072
                                                                          -------------------      -------------------
OTHER ASSETS
  Deposits on fixed assets                                                            136,560                  300,705
  Crude oil and natural gas reserves, net (note 1f)                                14,335,646               15,042,979
  Chevron P&A master service agreement (note 1h)                                          300                      300
 DRSTP Concession fee                                                                       0                2,008,300
                                                                          -------------------      -------------------
    Total Other Assets                                                             14,472,506               17,352,284
                                                                          -------------------      -------------------
Total Assets                                                             $         17,749,231               23,193,689
                                                                          ===================      ===================
                 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accrued expenses and other current payable                             $            111,054                  569,220
  Stockholder loans (note 1c)                                                         465,094                  475,008
  Accrued interest                                                                     37,228                   86,499
  Accrued salaries (note 4)                                                           960,000                1,230,000
  Short term bank loan (note 1c)                                                      175,000                        0
                                                                          -------------------      -------------------
    Total Current Liabilities                                                       1,748,376                2,360,727
                                                                          -------------------      -------------------
LONG-TERM LIABILITIES
  Convertible debt, net, (note 1c)                                                          0                3,838,825
                                                                          -------------------      -------------------
    Total Long-Term Liabilities                                                             0                3,838,825
                                                                          -------------------      -------------------
Total Liabilities                                                                   1,748,376                6,199,552
                                                                          -------------------      -------------------

Common stock issued under repurchase agreement; (1,000,000
    shares at 9/30/97 and 750,000 at 12/31/97) (note 7)                             2,000,000                1,500,000

STOCKHOLDERS' EQUITY
  Common stock,  $0.0001 par value;  Authorized  950,000,000 shares:  issued and outstanding  22,989,526  at  September  30, 1997 and  23,215,625  issued and
    22,965,625 outstanding at December 31, 1997 (note 3)                                2,199                    2,322
  Preferred stock, $0.0001  par value; Authorized 10,000,000 shares;
    issued and outstanding 0 at September 30 and December 31                                0                        0
  Additional paid in capital in excess of par                                      32,658,586               34,974,907
  Stock subscriptions receivable                                                    (913,300)                        0
  Deferred compensation, net (note 1d)                                              (250,000)                (218,750)
  Retained earnings (deficit)                                                    (17,496,630)             (19,264,342)
                                                                          -------------------      -------------------
Total Stockholders' Equity                                                         14,000,855               15,494,137
                                                                          -------------------      -------------------
Total Liabilities and Stockholders' Equity                               $         17,749,231               23,193,689
                                                                          ===================      ===================

     The accompanying notes are an integral part of the financial statements

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                      Consolidated Statements of Operations
                           3 Months ended December 31,
                                   (Unaudited)

                                                                              1996                      1997
                                                                       -------------------      -------------------
                             REVENUE
Sales - environmental remediation services                         $                     0                  146,083
Sales - crude oil                                                                        0                   96,914
                                                                       -------------------      -------------------
  Total sales                                                                            0                  242,997
                                                                       -------------------      -------------------
                          COST OF SALES
Cost of sales - environmental remediation services                                       0                    8,511
Cost of sales - crude oil                                                                0                   35,851
                                                                       -------------------      -------------------
  Total cost of  sales                                                                   0                   44,362
                                                                       -------------------      -------------------
   Gross profit/(loss)                                                                   0                  198,635
                       OPERATING EXPENSES
Advertising                                                                              0                   11,855
Automotive expenses                                                                      0                   33,537
Bank charges                                                                             0                      398
Compensation - officers                                                             31,250                  301,250
Compensation - directors                                                                 0                        0
Consultant fees                                                                          0                  251,171
Depreciation                                                                        43,428                  104,221
Donations                                                                                0                    6,175
Dues, fees, licenses and taxes                                                           0                    4,703
Insurance                                                                                0                   16,268
Geological data and reports                                                              0                        0
Oil lease transfer fees                                                                  0                        0
Office expenses                                                                          0                   25,862
Oil well rework expenses                                                                 0                   23,898
Professional fees                                                                   52,500                  512,615
Research and development                                                                 0                        0
Rent                                                                                     0                   39,184
Salaries                                                                                 0                   73,560
Telephone                                                                                0                   24,380
Travel and entertainment                                                                 0                  258,744
Utilities                                                                                0                    6,626
Miscellaneous                                                                            0                  216,413
                                                                       -------------------      -------------------
  Total operating expenses                                                         127,178                1,910,860
                                                                       -------------------      -------------------
Income(loss) from operations                                                     (127,178)              (1,712,225)
Interest expense                                                                         0                 (61,096)
Interest income                                                                          0                    5,609
                                                                       -------------------      -------------------
Income(loss) before tax & extraordinary item                                     (127,178)              (1,767,712)
Extraordinary item - forgiveness of debt                                                 0                        0
                                                                       -------------------      -------------------
Income(loss) before taxes                                                        (127,178)              (1,767,712)
Income tax expense/(benefit)                                                             0                        0
                                                                       -------------------      -------------------
Net income(loss)                                                   $             (127,178)              (1,767,712)
                                                                       ===================      ===================
Weighted average number of shares outstanding                                    3,239,374               24,017,700
                                                                       ===================      ===================
Net loss per share                                                 $                (0.04)                   (0.07)
                                                                       ===================      ===================

    The accompanying notes are an integral part of the financial statements.

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                 Consolidated Statements of Stockholders' Equity

                                 Number     Common  Pf'd      APIC        Stk Subs         Def         Accumulated        TTL S/H
                               of Shares     Stock   Stk                   Receiv         Comp           Deficit           Equity
                              -----------   ------  -----  ------------  ---------  -----------  ----------------- ----------------
BEGIN BALANCE,
September 30,  1996             3,239,374 $    324      0     3,515,298          0    (427,500)          (657,865)        2,430,257

2/10 - S-8 services             1,600,000      160      0     1,099,840          0            0                  0        1,100,000
3/4 - oil wells/leases            300,000       30      0     4,831,293          0            0                  0        4,831,323
3/5 - oil wells/leases            200,000       20      0     9,504,303          0            0                  0        9,504,323
3/13 - S-8 services               300,000       30      0       374,970          0            0                  0          375,000
4/5 - Chevron contract          3,000,000      300      0             0          0            0                  0              300
4/5 - services                  1,342,981      134      0     1,342,847          0            0                  0        1,342,981
4/5 - contributed to corp       (100,000)     (10)      0      (99,990)          0            0                  0        (100,000)
4/9 - BAPCO acquisition         4,000,000      400      0       499,600          0            0                  0          500,000
5/14 - S-8 services             1,500,000      150      0       562,350          0            0                  0          562,500
6/19 - services                   150,000       15      0        28,110          0            0                  0           28,125
7/8 - cash                        800,000       80      0       399,920          0            0                  0          400,000
7/25 - S-8 services             2,335,000      233      0     6,464,798          0            0                  0        6,465,031
7/30 - services                 1,500,000      150      0     2,249,850          0            0                  0        2,250,000
7/30 - cash                       147,000       15      0       146,985          0            0                  0          147,000
8/8 - cash                         74,000        8      0       147,992          0            0                  0          148,000
9/4 - services                    400,000       40      0       307,960          0            0                  0          308,000
9/10 - cash/stk subs recv         727,273       73      0       799,927  (800,000)            0                  0                0
9/15 - cash/stk subs recv         473,898       47      0       482,533  (113,300)            0                  0          369,280
Deferred comp amort                     -        0      0             0          0      177,500                  0          177,500
  Net loss                              -        0      0             0          0            0       (16,838,765)     (16,838,765)
                              -----------    -----  -----  ------------  ---------  -----------  ----------------- ----------------
BALANCE,
September 30,  1997            21,989,526    2,199      0    32,658,586  (913,300)    (250,000)       (17,496,630)       14,000,855

10/97 - Stock Subs Rec'd                -        0      0             0    913,300            0                  0          913,300
10/8 - Uinta Acquisition        1,000,000      100      0     1,999,900          0            0                  0        2,000,000
10/97-Neuces Acquisition           50,000        5      0       148,745          0            0                  0          148,750
11/97 - cash ,net                 176,099       18      0       167,676          0            0                  0          167,694
Deferred comp amort                     -        0      0             0          0       31,250                  0           31,250
  Net loss                              -        0      0             0          0            0        (1,767,712)      (1,767,712)
                              -----------    -----  -----  ------------  ---------  -----------  ----------------- ----------------
BALANCE, December
31,  1997 (Unaudited)          23,215,625  $ 2,322      0    34,974,907          0    (218,750)       (19,264,342)       15,494,137
                              ===========    =====  =====  ============  =========  ===========  ================= ================

Common Stock issued under a repurchase agreement
7/15 - DRSTP information          750,000  $   100      0     1,499,900          0            0                  0        1,500,000
                              ===========    =====  =====  ============  =========  ===========  ================= ================

    The accompanying notes are an integral part of the financial statements.

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                           1996                     1997
                                                                                     ------------------       ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss)                                                                $             (176,750)              (1,767,712)
Adjustments to reconcile net loss to net cash used for operating activities:
    Amortization of deferred compensation                                                        83,750                   31,250
    Crude oil depletion                                                                               0                   17,217
    Depreciation                                                                                 93,000                  104,221
Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable and other assets                                        0                (231,523)
   Increase (decrease) in accrued interest expense                                                    0                   49,271
   Increase (decrease) in accrued expenses                                                            0                  458,166
   Increase (decrease) in accrued salaries                                                            0                  270,000
                                                                                     ------------------       ------------------
Net cash (used) provided by operating activities                                                      0              (1,069,110)

CASH FLOWS FROM INVESTING ACTIVITIES:
DRSTP Concession fee payment                                                                          0              (2,008,300)
Acquisition of fixed assets                                                                           0                 (58,694)
Increase in deposits on fixed assets                                                                  0                (164,145)
                                                                                     ------------------       ------------------
Net cash (used) provided by investing activities                                                      0              (2,231,139)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock sold for cash                                                                            0                  167,694
Convertible debt sold for cash                                                                        0                3,767,000
Payments on stockholder advances                                                                      0                (207,861)
Payments on funds advanced by third-parties                                                           0                (175,000)
Funds advanced by stockholders                                                                        0                  217,775
                                                                                     ------------------       ------------------
Net cash (used)  provided by financing activities                                                     0                3,769,608

Net increase (decrease) in cash                                                                       0                  469,359

CASH, beginning of period                                                                             0                  327,743
                                                                                     ------------------       ------------------
CASH, end of period                                                             $                     0                  797,102
                                                                                     ==================       ==================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash                                                           $                     0                   11,825
                                                                                     ==================       ==================
Non cash financing activities:
   Stock issued to acquire natural gas well                                     $                     0                  148,750
                                                                                     ==================       ==================
   Stock issued to acquire crude oil reserves and equipment                     $                     0                2,000,000
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

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                   Notes to Consolidated Financial Statements
                           December 31, 1996 and 1997
                                   (Unaudited)

(1) Summary of Significant Accounting Policies
     The Company-  Environmental  Remediation Holding Corporation,  (ERHC), is a
         Colorado chartered corporation which operates in the environmental remediation industry and the oil and natural gas production industry from its corporate headquarters in Oyster Bay, New York, its operating offices in Lafayette, Louisiana.

         The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the statements of financial condition and revenues and expenses for the years then ended. Actual results could differ significantly from those estimates. The financial statements for the three months ended December 31, 1996 and 1997 include all adjustments which in the opinion of management are necessary for fair presentation. The following summarize the more significant accounting and reporting policies and practices of the Company:

   a) Basis of presentation- The consolidated financial statements include the accounts of Site Services, Inc and Bass American Petroleum Company, its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

   b) Equipment- The Company has chosen to depreciate the equipment using the straight line method over its estimated remaining useful life of ten or fifeteen years and its furniture and fixtures and vehicle over its estimated useful life of five years. Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation expense for the 3 months ended December 31, 1996 and 1997 was $43,428 and $104,221.

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

         In January 1997, the Company issued a note payable to a bank in exchange for $175,000 in cash. This note carried a maturity date of March 15, 1997 and a 9.6875% interest rate. The Company is in default on this note. The default interest rate is 13.6875%. The Company and the bank had originally expected to roll this note over into a long-term credit facility. The Company chose not to accept the long-term facility due to the terms offered. The Company has reached an agreement with the bank regarding repayment terms amounting to $175,000 plus accrued interest. This note was paid in full in December 1997.

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

   d) Deferred compensation- ERFC issued 755,043 shares of its common stock into escrow in exchange for services to be rendered by a consultant under a four year contract. These services were valued at $125,000 per year, therefore the Company is amortizing this deferred compensation expense at a rate of $31,250 per quarter. This consultant later became ERFC's Chairman, President and CEO. Amortization of this deferred compensation in the three months ended December 31, 1996 and 1997 was $31,250 and $31,250.

   e) Net loss per share- Net loss per share is computed by dividing the net loss by the number of shares outstanding during the period.

   f) Crude oil and natural gas reserves- In March 1997, the Company acquired an undivided 7/8 interest in a 100 well lease located in the Gunsite Sand Lease in Ector, Texas, in exchange for 300,000 shares of the Company's common stock. The Company received an independent evaluation of this field which reflected 1,000,000 barrels of proven oil reserves. In March 1997, the Company acquired an undivided 7/8 interest in a 100 well lease located in the Woodbine Sand Lease Block in Henderson County, Texas, in exchange for 200,000 shares of the Company's common stock. The Company received an independent evaluation of this field which reflected 1,500,000 barrels of proven oil reserves. These reserve

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                   Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies, continued
   f) Crude oil and natural gas reserves, continued- reports, as amended in March 1998, reflect values of $4,831,323 for Gunsite and $9,504,323 for Woodbine. A separate reserve report is in process of being prepared, which the Company will use to adjust the valuation if the subsequent report is materially different. The Company chose to value these acquisitions on the basis of the asset value received rather than the value of the common stock given up as at the time of the acquisition the stock price was highly volatile and thinly traded.

         Both acquisitions also included all existing equipment on site. The Company has not recorded the fair market value of the equipment in place, as all of such equipment has minimal scrap value, which is the only valuation method available due to the non-operational status of the wells at acquisition and for several years prior to acquisition. The Company spent $53,000 for the year ended September 30, 1997 on well equipment repairs and well rework all on the Gunsite lease. The Company expects to capitalize and depreciate repairs which are believed to to extend the useful life of such existing equipment beyond one year, as well as the cost of replacement equipment.

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

   g) Depletion- Depletion (including provisions for future abandonment and restoration costs) of all capitalized costs of proved oil and gas producing properties are expensed using the unit-of-production method by individual fields as the proven developed reserves are produced. Depletion expense was $17,217 for the 3 months ended December 31, 1997.

   h) Chevron master P&A service agreement - In September 1996 Bass Environmental Services Worldwide, Inc., (BESW), entered into a Master Service Agreement with Chevron to plug and abandon oil wells located in the Gulf of Mexico off the coast of Louisiana. In April 1997, BESW assigned this contract to the Company in exchange for 3,000,000 shares of the Company's common stock. Chevron has reissued the contract in the Company's name. The Company valued this acquisition on the basis of the par value of the stock issued. The Company expects to begin commercializing the agreement in fiscal 1998, and has begun amortizing this contract value over a five year period beginning in fiscal 1998.

   i) Sao Tome concession payment- When the Company entered into the joint venture agreement in May 1997 with the Democratic Republic of Sao Tome and Principe, (DRSTP), the Company was required to pay a $5,000,000 concession fee to the DRSTP goverment. In September 1997, the Company received a Memorandum of Understanding from the DRSTP government which allows the Company to pay this concession fee within five days after

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                   Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies, continued
   i) Sao Tome concession payment, continued- the DRSTP files the relevant official maritime claims maps with the United Nations and the Gulf of Guinea Commission. In December 1997 the Company paid $2,000,000 of this concession fee to the DRSTP from the proceeds of the convertible note offering.

(2) Income taxes- The Company has a consolidated net operating loss carryforward amounting to $19,264,342, expiring as follows: $3,404 in 2010, $654,461 in 2011; $16,838,765 in 2012 and $1,767,712 in 2013. The
         Company has a $7,705,700 deferred tax asset resulting from the loss carry-forward, for which it has established a 100% valuation allowance. Until the Company's current plans begin to produce earnings it is
         unclear   as  to  the   ability  of  the   Company  to  utilize   these
         carry-forwards.

(3) Stockholders' equity- The Company has authorized 950,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock. In November 1997, the Company issued 176,099 shares of common stock under a Regulation D Rule 506 private placement in exchange for $167,694, net, in cash.

         On September 29, 1997, the Company entered into an agreement to acquire 22 oil, gas and mineral leases located in Uintah and Duchesne Counties, Utah from three joint owners. The purchase agreement was closed on October 8, 1997, at which time the the Company received the lease assignment. The terms of the acquisition are for the Company pay $250,000 in cash, issue 250,000 shares of the Company's common stock at each of the following four dates: closing; December 30, 1997; March 30, 1998 and June 30, 1998. The Company also was required to guarantee that the bid price on the date the Rule 144 restrictions lapse will be no less than $2.00 per share or the Company is required to either issue additional shares or pay the difference in cash at the Company's option

         In October 1997, the Company entered into an agreement to acquire a 3/8 undivided interest in a natural gas well that had been plugged and abandoned approximately 10 years ago. This agreement requires the Company to pay the seller $150,000 and 50,000 shares of the Company's common stock, as well as to pay the Company's proportinate share of the costs to reenter this well.

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

(4) Accrued salaries- At December 31, 1996 and 1997 the Company has accrued salaries of $0 and $1,230,000, respectively, for three officers. These officers can, at their option, convert these salaries into common stock of the Company at the rate of one-half of the average bid price of the Company's common stock for the months in which the salary was earned.

(5) Commitments and contingencies- The Company is committed to lease payments for 9 vehicles under operating leases totalling $52,292 and $20,043 for the years ended September 30, 1998 and 1999, respectively. The Company currently leases its office space and operating facilities on a month to month basis.

(6) Segment information- The Company has three distinct lines of business through its two wholly owned subsidiaries, Site Services, Inc., (SSI), and Bass American Petroleum Company, (BAPCO), and a joint venture agreement. SSI operates in the environmental remediation industry and BAPCO operates in the oil and gas production industry. SSI's principal identifiable assets consist of $2,214,772, (net), of environmental equipment, a barge deposit of $131,000 and the Chevron P&A master service agreement valued at $300, (net). Revenues of $146,083 and cost of sales of $8,511 relate to SSI. BAPCO's principal identifiable assets consist of crude oil and natural gas reserves valued at $15,024,345, net, and equipment valued at $2,289,845 (net). Revenues of $96,914 and cost of sales of $35,851 relate to BAPCO. The Company also expects to operate in the supply industry through a joint venture agreement to supply fuel and other goods to ships transiting the Panama Canal. No principal identifiable assets yet exist for this line of business.

(7) Common stock repurchase- In December 1997, the Company repurchased 250,000 shares of its common stock for $500,000 in cash. This was the first 25% quarterly repurchase agreed to by the Company relating to the 1,000,000 shares issued to acquire the DRSTP geologic data.

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

RESULTS OF OPERATIONS

During the first quarter of fiscal 1998 the Company incurred a net loss of 1,910,860, compared to a net loss of $127,178 in the first quarter of fiscal 1997. In the first quarter of fiscal 1998 a total of $960,000 was accrued, but not paid in cash, as compensation to three officers of the Company. Depreciation and amortization totaled $104,221 in the first quarter of fiscal 1998 compared to $43,428 in the first quarter of fiscal 1997. Depletion expense was $17,217 in the first quarter of fiscal 1998 compared to $0 the prior year. The net cash operating loss of the Company for the first quarter of fiscal 1998 was $1,069,110 compared to $0 for the first quarter of fiscal 1997.

The Company had revenues of $243,000 in first quarter of fiscal 1998 compared to $0 in the first quarter of fiscal 1997. Cost of sales were $44,362 in first quarter of fiscal 1998 compared to $0.00 in first quarter of fiscal 1997. Included in the first quarter of fiscal 1998 expenses was the cost of bringing a delegation of government officials, including the Prime Minister of Sao Tome to the United States for meetings with various committees of the United Nations and the US government. The cost of this trip was approximately $200,000.

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

On September 29, 1997, the Company entered into an agreement to acquire 22 oil, gas and mineral leases located in Uintah and Duchesne Counties, Utah from three joint owners. The purchase agreement was closed on October 8, 1997, at which time the the Company received the lease assignment. The terms of the acquisition are for the Company to pay $250,000 in cash, issue 250,000 shares of the Company's common stock, valued at $2,000,000, at each of the following four dates: closing; December 30, 1997; March 30, 1998 and June 30, 1998. The Company also was required to guarantee that the bid price on the date the Rule 144 restrictions lapse will be no less than $2.00 per share or the Company is required to either issue additional shares or to pay the difference in cash, at the Company's option. The Company also granted the sellers a 4% gross production receipts royalty to a maximum of $677,000. The Company is currently evaluating the existing reserve reports and underlying data on these leases and has contracted another independent appraiser to complete new reserve reports for its use.

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

On September 29, 1997, the Company entered into an agreement to acquire 22 oil, gas and mineral leases located in Uintah and Duchesne Counties, Utah from three joint owners. The purchase agreement was closed on October 8, 1997, at which time the the Company received the lease assignment. The terms of the acquisition are for the Company pay $250,000 in cash, issue 250,000 shares of the Company's common stock, valued at $2,000,000, at each of the following four dates: closing; December 30, 1997; March 30, 1998 and June 30, 1998. The Company also was required to guarantee that the bid price on the date the Rule 144 restrictions lapse will be no less than $2.00 per share or the Company is required to either issue additional shares or to pay the difference in cash, at the Company's option.

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

Item 3. Defaults Upon Senior Securities.

                  None.

Item 4. Submission of Matters to a Vote of Security Holders.

                  None.

Item 5. Other Information.

                  None.
                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized, this 6th day of April, 1998.

Environmental Remediation Holding Corporation

By: /s/ Sam L. Bass, Jr., CEO
      Sam L. Bass, Jr., CEO

By: /s/ Noreen Wilson, Vice President
       Noreen Wilson, Vice President