Form 10-Q/A
period 1997-12-31
ENVIRONMENTAL REMEDIATION HOLDING CORP
filed 1998-04-09
CIK 799235

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                               AMENDMENT NO. 2 TO
                                    FORM 10-Q


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

Should the Company's contemplated debt offering not proceed as planned, the Company will continue to seek alternative sources of funding to enable the Company to meet its demands for cash to commercialize the various agreements it has entered into.

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

Officers compensation, professional fees, travel, consultant fees and miscellaneous expense for the three months ended December 31, 1997 compared to the three months ended December 31, 1996 increased dramatically because the Company had not yet funded and begun its operations by December 31, 1996. Professional fees included legal, audit and petroleum engineering and other engineering costs.

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

Item 3. Defaults Upon Senior Securities.

                  None.

Item 4. Submission of Matters to a Vote of Security Holders.

                  None.

Item 5. Other Information.

                  None.
                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized, this 9th day of April, 1998.

Environmental Remediation Holding Corporation

By: /s/ Sam L. Bass, Jr., CEO
      Sam L. Bass, Jr., CEO

By: /s/ Noreen Wilson, Vice President
       Noreen Wilson, Vice President