Form 10-Q/A
period 1997-06-30
ENVIRONMENTAL REMEDIATION HOLDING CORP
filed 1998-04-10
CIK 799235

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

Consolidated Statements of Operations  ......................................F-3

Consolidated Statements of Stockholders' Equity  ............................F-4

Consolidated Statements of Cash Flows   .....................................F-5

Notes to Consolidated Financial Statements  .................................F-6

                     Environmental Remediation Holding Corp.
                           Consolidated Balance Sheets
                      September 30, 1996 and June 30, 1997

             ASSETS                                                                    1996                     1997
                                                                               --------------------        ----------------
CURRENT ASSETS                                                                                                (Unaudited)
    Cash                                                                       $                 0                  15,937
    Prepaid expenses and other current assets                                                    0                       0
                                                                               --------------------       -----------------
       Total Current Assets                                                                      0                  15,937
                                                                               --------------------       -----------------
PROPERTY AND EQUIPMENT
    Furniture and equipment, net (note 1b)                                               2,431,987               2,773,453
                                                                               --------------------       -----------------
       Total Property and Equipment                                                      2,431,987               2,773,453
                                                                               --------------------       -----------------
OTHER ASSETS
    Deposits on fixed assets                                                                 5,000                 131,000
    Crude oil reserves, net (notes 1f, 1g)                                                       0              14,335,646
    Chevron P&A master service agreement                                                         0                     300
                                                                                --------------------       -----------------
       Total Other Assets                                                                    5,000              14,466,946
                                                                               --------------------       -----------------
Total Assets                                                                   $         2,436,987              17,704,336
                                                                               ====================       =================
          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accrued expenses and other current payables                                $                 0                       0
    Stockholder loans (note 1c)                                                              6,730                 377,561
    Accrued interest                                                                             0                  17,726
    Short-term bank loan (note 1c)                                                               0                 175,000
                                                                               --------------------       -----------------
       Total Current Liabilities                                                             6,730                 570,287
                                                                               --------------------       -----------------
LONG-TERM LIABILITIES
    Long-term debt                                                                               0                       0
                                                                               --------------------       -----------------
       Total Long-Term Liabilities                                                               0                       0
                                                                               --------------------       -----------------
Total Liabilities                                                                            6,730                 570,287
                                                                               --------------------       -----------------
STOCKHOLDERS' EQUITY
    Common stock, $0.0001 par value;  Authorized  950,000,000 shares; issued and outstanding 3,239,374 at September 30, 1996 and
       14,221,355 at June 30, 1997 (note 3)                                                    324                   1,553
    Additional paid in capital in excess of par (note 3)                                 3,515,298              21,658,621
    Deferred compensation expense, net (note 1d)                                          (427,500)               (281,250)
    Retained earnings (deficit)                                                           (657,865)             (4,224,875)
                                                                               --------------------       -----------------
Total Stockholders' Equity                                                               2,430,257              17,134,049
                                                                               --------------------       -----------------
Total Liabilities and Stockholders' Equity                                     $         2,436,987              17,704,336
                                                                               ====================       =================

    The accompanying notes are an integral part of the financial statements.

                     Environmental Remediation Holding Corp.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                  3 months ended June 30,                         9 months ended June 30,
                                                1996                   1997                     1996                   1997
                                          ------------------    ------------------        ------------------    --------------
         Revenue
Sales - environ remediation services     $                0                84,000                         0           120,944
Sales - crude oil                                         0                     0                         0                 0
                                          ------------------    ------------------        ------------------    --------------
    Total sales                                           0                84,000                         0           120,944
Cost of sales - environ remed services                    0                26,948                         0            50,188
Cost of sales - crude oil                                 0                     0                         0                 0
                                          ------------------    ------------------        ------------------    --------------
   Total cost of sales                                    0                26,948                         0            50,188
                                          ------------------    ------------------        ------------------    --------------
   Gross profit(loss)                                     0                57,052                         0            70,756

         Operating Expenses
Automotive expenses                                       0                14,850                         0            48,463
Bank charges                                              0                     0                         0                96
Compensation - officers (note 1d)                    31,250                31,250                    93,750            93,750
Compensation - directors                                  0             1,352,981                         0         1,352,981
Consultant fees                                           0              (201,625)                  210,000         1,454,625
Depletion                                                 0                     0                         0                 0
Depreciation                                         43,428                55,928                   130,285           142,784
Dues, fees, licenses and taxes                            0                 8,227                         0             8,227
Insurance                                                 0                43,130                         0           146,674
Office expenses                                           0                36,350                         0            56,292
Professional fees                                         0                22,455                         0           163,472
Research and development                                  0                 9,000                         0            17,000
Rent                                                      0                 4,050                         0            11,400
Travel                                                    0                52,506                         0           148,366
Miscellaneous                                             0                 2,639                         0             2,639
                                          ------------------     -----------------        ------------------    --------------
   Total operating expenses                          74,678             1,431,741                   434,035         3,646,769
                                          ------------------     -----------------        ------------------    --------------
Income(loss) from operations                        (74,678)           (1,374,689)                 (434,035)       (3,576,013)
Interest expense                                          0                10,491                         0            17,727
                                          ------------------     -----------------        ------------------    --------------
Income(loss) before tax & extraord item             (74,678)           (1,385,180)                 (434,035)       (3,593,740)
Extraordinary item - forgiveness of debt                  0                     0                         0             6,730
                                          ------------------     -----------------        -------------------   --------------
Income(loss) before taxes                           (74,678)           (1,385,180)                 (434,035)       (3,587,010)
Income tax expense/(benefit) (note 2)                     0                     0                         0                 0
                                          ------------------     -----------------        ------------------    --------------
Net income(loss)                         $          (74,678)           (1,385,180)                 (434,035)       (3,587,010)
                                          ==================     =================        ==================    ==============
Net income(loss) per share               $             -                    (0.10)                       -              (0.56)
                                          ==================     =================        ==================    ==============
Wtd avg number of shares outstanding                   -               13,573,653                        -          6,382,302
                                          ==================     =================        ==================    ==============

    The accompanying notes are an integral part of the financial statements.

                     ENVIRONMENTAL REMEDIATION HOLDING CORP.
                 Consolidated Statements of Stockholder's Equity

                                                     Additional                                             Total
                       Number        Common           Paid in         Def'd         Accumulated          Stockholders'
                     of shares        Stock           Capital         Comp            Deficit               Equity

BALANCE, September
  30, 1995            1,639,450   $     164             499,924     (500,000)          (3,404)                (3,616)

Capital transactions:
10/1 equipment          744,000          74           2,605,626            0                0              2,605,700
10/10 cash               20,000           2              49,998            0                0                 50,000
8/9 cash                 20,500           2              42,890            0                0                 42,892
8/19 reverse merger     356,317          36            (243,366)           0                0               (243,330)
8/19 S-8 services        73,277           7              73,270            0                0                 73,277
8/30 services            10,000           1              69,999            0                0                 70,000
9/15 services            55,000           6             384,994            0                0                385,000
9/15 cash               320,830          32              31,963            0                0                 31,995
9/30 defd comp amort          -           0                   0       72,500                0                 72,500
Net loss                      -           0                   0            0         (654,461)              (724,461)
                     ----------      ------       --------------   ----------     ------------          -------------
BALANCE, September
  30, 1996            3,239,374         324           3,515,298     (427,500)        (657,865)             2,430,257

2/10 S-8 services     1,600,000         160           1,099,840            0                0              1,100,000
3/4 oil wells/lease     300,000          30           4,831,293            0                0              4,831,323
3/5 oil wells/lease     200,000          20           9,504,303            0                0              9,504,323
3/13 S-8 services       300,000          30             374,970            0                0                375,000
4/5 Chevron contract  3,000,000         300                   0            0                0                    300
4/5 services          1,342,981         134           1,342,847            0                0              1,342,981
4/5 contrib to corp    (100,000)        (10)            (99,990)           0                0               (100,000)
4/9 BAPCO acquisit    4,000,000         400             499,600            0                0                500,000
5/14 S-8 services     1,500,000         150             562,350            0                0                562,500
6/19 services           150,000          15              28,110            0                0                 28,125
9/30 defd comp amort          -           0                   0      146,250                0                146,250
Net loss                      -           0                   0            0       (3,587,010)            (3,587,010)
                     -----------     -------      --------------   ----------     ------------          -------------
BALANCE, June
 30, 1997(Unaudited) 15,532,355   $   1,553          21,658,621     (281,250)       (4,244,875)            17,134,049
                     ===========     =======      ==============   ==========     ============          =============






























    The accompanying notes are an integral part of the financial statements.

                     Environmental Remediation Holding Corp.
                      Consolidated Statements of Cash Flows
                             9 months ended June 30,
                                   (Unaudited)

                                                                                     1996                     1997
                                                                              ------------------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss)                                                           $           (434,035)            (3,587,010)
Adjustments to reconcile net loss to net cash used for operating activities:
  Amortization of deferred compensation                                                  93,750                146,250
  Non-cash gain on forgiveness of debt                                                        0                 (6,730)
  Stock issued in exchange for services                                                 210,000              2,876,356
  Depreciation                                                                          130,285                142,784
Changes in operating assets and liabilities:
  Increase (decrease) in accrued interest expense                                             0                 17,726
  Increase (decrease) in accrued expenses                                                     0                      0
                                                                              ------------------      -----------------
Net cash (used) provided by operating activities                                              0               (410,624)
                                                                              ------------------      -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit on fixed assets                                                                       0               (126,000)
                                                                              ------------------      -----------------
Net cash (used) provided by investing activities                                              0               (126,000)
                                                                              ------------------      -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on stockholder advances                                                              0                (22,968)
Funds advanced on third-party debt                                                            0                175,000
Funds advanced by stockholders                                                                0                400,529
                                                                              ------------------      -----------------
Net cash provided (used) by financing activities                                              0                552,561
                                                                              ------------------      -----------------

Net increase (decrease) in cash                                                               0                 15,937
                                                                              ------------------      -----------------

CASH, beginning of period                                                                     0                      0
                                                                              ------------------      -----------------

CASH, end of period                                                         $                 0                 15,937
                                                                              ==================      =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Noncash financing activities:
     Stock issued to acquire crude oil reserves and wells                   $                 0             14,335,646
                                                                              ==================      =================
     Stock issued to acquire Chevron master P&A service agreement           $                 0                    300
                                                                              ==================      =================
     Stock issued to acquire BAPCo                                          $                 0                500,000
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

     h) Chevron master P&A service agreement In September 1996 Bass Environmental Worldwide, Inc., (BEW), entered into a Master Service Agreement with Chevron to plug and abandon oil wells located in the Gulf of Mexico off the coast of Louisiana. In April 1997, BEW assigned this contract to the Company in exchange for 3,000,000 shares of the Company's common stock. Chevron has reissued the contract in the Company's name. The Company valued this acquisition on the basis of the Company's par value on the date the agreement was signed, or $0.0001 per share. The Company expects to amortize this contract value on a per well basis, once it is determined exactly how many wells the contract contemplates.

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

         In February 1997, the Company issued 1,600,000 shares of common stock via an S-8 registration in exchange for consulting and professional services valued at $1,100,000. In February 1997, the Company acquired a 100 oil well lease with one million barrels of proven oil reserves valued at $4,831,323 in exchange for 300,000 shares of the Company's common stock, (see note 1f).

         In March 1997, the Company acquired a 100 oil well lease with one and one-half million barrels of proven oil reserves valued at $9,504,323 in exchange for 200,000 shares of the Company's common stock, see note 1f.

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

         In March of 1997 ERHC signed a joint venture with Centrum Marine, Inc. and is ready to lauch a refuel operation in Cristobal, Panama. The joint venture has a signed ten (10) year Consession to supply fuel and services to ships and tankers moving through the canal. ERHC and Centrum are in the final stages of negotiation on three (3) fuel barges and two (2) tug boats which will be capable of pumping in excess of a million barrels of fuel a day and which are expected to provide gross revenue of $.04 to $.10 cents a gallon. Revenue forecasted from the sale of fuel is expected to be a minium of forty (40) thousand to fifty (50) thousand dollars per day. The revenue forecast does not include the sale of other supplies that will generate additional income. ERHC expects to complete financing of the barges and tugs within 90 days.

     The basis for the forecast of the joint venture was based, in large part, upon the prospects of the joint venture of Centram and the Company. The Company estimated revenues from the joint venture on the basis of historical data of other concessionaires in the Panama Canal Zone. The Company has projected such revenues on the basis of 50% historical revenues realized by past concessionaires with respect to fuel sales only and exclusive of revenues realized from sales of supplies and provisioning of other services. The Company believes that, in view of the depth of Centram's management, specifically Charles R. Briley, that the projected revenues are reasonable under the circumstances. Mr. Briley was the founder and President of Off Shore Logistics, Inc. which at one time was the largest supplier of marine services to the oil industry in Louisiana and Texas.

     As of this date, the Company anticipates that the joint venture would be able to provide a minimum of 500,000 gallons of fuel a day at the start of the program and increasing to 1,000,000 gallons by the end of the first year of operation. Based on a markup of $.04 per gallon, the Company anticipates gross sales on 500,000 gallons to be in the range of $250,000 per day, resulting in a gross profit of $20,000 per day. There is no assurance that these anticipated profits will be attained.

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

         ERHC has also agreed to acquire a 140 foot P&A flat deck barge and is implementing design work to permit operation in shallow coastal waters. The Chevron Agreement contemplates a three-year work schedule. This agreement does not specifically state the number of oil wells to be plugged.

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

     In July 1997 ERHC/BAPCo signed a joint venture agreement with M III Corporation, (MIII), a Native American Corporation, for the purpose of recovery, workover and operation of all available oil and gas leases located within the boundaries of the Uintah & Ouray Reservation. Although the Agreement does not state a minimum production requirement per day, production of 3,900 barrels per day is a condition precident to the Company's obligation to issue 250,000 shares to MIII.

     An independent reserve report dated 1993 prepared by Richard Stephen Schuster, P.E. indicates, based on a study of 133 of such wells, proven and producing reserves of approximately 5.77 million barrels of oil and 23.4 BCF of natural gas at this site. The Company's production estimates at this site are based predominately on the multiple snadstone reservoirs of the Wasatch, a transition zone and Green River formations that can occur at depths of 5,000 to 16,000 feet.

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

Date: April 10, 1998

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