Form 10-Q
period 1998-03-31
ENVIRONMENTAL REMEDIATION HOLDING CORP
filed 1998-05-19
CIK 799235

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C. 20549


                                   FORM 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the period ended March 31, 1998

                         Commission File Number 0-18275


                    ENVIRONMENTAL REMEDIATION HOLDING CORP.
                        (Name of issuer in its charter)



COLORADO                                               88-0218499
(State of Incorporation                           (IRS Employer ID Number)



                        420 Jericho Turnpike, Suite 321
                            Jericho, New York 11753
                    (Address of principal executive office)


Registrant's telephone number, including area code: (516) 433-4730


Indicate by check mark whether the registrant(1) has filed reports required to be filed by Section 13 of 15 (d) of the Securities Exchange Act during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes (X)  No _____

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of March 31, 1998 was  24,676,289.

                      Documents Incorporated by Reference:

                                      NONE

Item 1.

                                       INDEX TO FINANCIAL STATEMENTS


                                                                                                      Page

Consolidated Balance Sheets   .........................................................................F-2

Consolidated Statements of Operations  ................................................................F-3

Consolidated Statements of Stockholders' Equity  ......................................................F-4

Consolidated Statements of Cash Flows   ...............................................................F-5

Notes to Consolidated Financial Statements  ...........................................................F-6









                                   ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                                            Consolidated Balance Sheets

                                ASSETS                                       Sep 30, 1997             Mar 31, 1998

CURRENT ASSETS                                                                                        (Unaudited)


  Cash                                                                   $            327,743                 (34,848)
  Accounts receivable and other current assets                                        215,708                  844,386
                                                                          -------------------      -------------------
    Total Current Assets                                                              543,451                  809,538
                                                                          -------------------      -------------------
PROPERTY AND EQUIPMENT
  Equipment (note 1b)                                                               2,733,274                4,811,941
                                                                          -------------------      -------------------
    Total Property and Equipment                                                    2,733,274                4,811,941
                                                                          -------------------      -------------------
OTHER ASSETS
  Deposits on fixed assets and prepaid expenses                                       136,560                  273,995
  Crude oil and natural gas reserves, net (note 1f)                                14,335,646               14,836,201
  Chevron P&A master service agreement (note 1h)                                          300                      300
 DRSTP Concession fee                                                                       0                2,008,300
                                                                          -------------------      -------------------
    Total Other Assets                                                             14,472,506               17,118,796
                                                                          -------------------      -------------------
Total Assets                                                             $         17,749,231               22,740,275
                                                                          ===================      ===================
                 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accrued expenses and other current payable                             $            111,054                  794,920
  Stockholder loans (note 1c)                                                         465,094                  421,185
  Accrued interest                                                                     37,228                  145,624
  Accrued salaries (note 4)                                                           960,000                1,529,532
  Short term bank loan (note 1c)                                                      175,000                        0
                                                                          -------------------      -------------------
    Total Current Liabilities                                                       1,748,376                2,891,261
                                                                          -------------------      -------------------
LONG-TERM LIABILITIES
  Mortgage                                                                                  0                   38,622
  Convertible debt, net, (note 1c)                                                          0                3,838,825
                                                                          -------------------      -------------------
    Total Long-Term Liabilities                                                             0                3,877,447
                                                                          -------------------      -------------------
Total Liabilities                                                                   1,748,376                6,768,708
                                                                          -------------------      -------------------

Common stock issued under repurchase agreement; (1,000,000
    shares at 9/30/97 and 750,000 at 3/31/98) (note 7)                              2,000,000                1,500,000

STOCKHOLDERS' EQUITY
  Common stock, $0.0001 par value; Authorized 950,000,000 shares:
    issued and outstanding 21,989,526 at September 30, 1997 and
    23,926,289 issued and outstanding at March 31, 1998 (note 3)                        2,199                    2,393
  Preferred stock, $0.0001  par value; Authorized 10,000,000 shares;
    issued and outstanding 0 at Sept 30, 1997 and March 31, 1998                            0                        0
  Additional paid in capital in excess of par                                      32,658,586               35,490,638
  Stock subscriptions receivable                                                    (913,300)                (218,750)
  Deferred compensation, net (note 1d)                                              (250,000)                (187,500)
  Retained earnings (deficit)                                                    (17,496,630)             (20,615,214)
                                                                          -------------------      -------------------
Total Stockholders' Equity                                                         14,000,855               14,471,567
                                                                          -------------------      -------------------
Total Liabilities and Stockholders' Equity                               $         17,749,231               22,740,275
                                                                           ===================      ===================


     The accompanying notes are an integral part of the financial statements
                                       F-2



                                   ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                                       Consolidated Statements of Operations
                                             6 Months ended March 31,
                                                    (Unaudited)
                                                                               1997                       1998
                                                                     ----------------------         ---------------

                             REVENUE

Sales - environmental remediation services                         $                36,944                  226,035
Sales - crude oil                                                                        0                  265,302
                                                                       -------------------      -------------------
  Total sales                                                                       36,944                  491,337
                                                                       -------------------      -------------------
                          COST OF SALES
Cost of sales - environmental remediation services                                  23,240                   31,213
Cost of sales - crude oil                                                                0                   52,283
                                                                       -------------------      -------------------
  Total cost of  sales                                                              23,240                   83,496
                                                                       -------------------      -------------------
   Gross profit/(loss)                                                              13,704                  407,841
                       OPERATING EXPENSES
Advertising                                                                              0                   19,716
Automotive expenses                                                                 33,614                   68,282
Bank charges                                                                            96                    1,763
Compensation - officers                                                             62,500                  712,500
Consultant fees                                                                  1,656,250                  387,534
Depreciation                                                                        86,856                  207,066
Donations                                                                                0                    6,640
Dues, fees, licenses and taxes                                                           0                    4,892
Engineering fees                                                                         0                    7,589
Equipment repairs, maintenance and rental                                                0                   18,528
Insurance                                                                          103,544                   95,135
Geological data and reports                                                              0                   41,932
Oil lease transfer fees                                                                  0                        0
Office expenses                                                                     19,942                   38,370
Oil well rework expenses                                                                 0                  184,457
Professional fees                                                                  141,017                  653,051
Research and development                                                             8,000                        0
Rent                                                                                 7,350                   75,654
Salaries                                                                                 0                  207,171
Telephone                                                                                0                   54,056
Travel and entertainment                                                            95,860                  335,313
Utilities                                                                                0                   20,738
Miscellaneous                                                                        2,639                  277,308
                                                                       -------------------      -------------------
  Total operating expenses                                                       2,217,668                3,417,695
                                                                       -------------------      -------------------
Income(loss) from operations                                                   (2,203,964)              (3,009,854)
Interest expense                                                                   (7,236)                (120,221)
Interest income                                                                          0                   11,490
                                                                       -------------------      -------------------
Income(loss) before tax & extraordinary item                                   (2,211,200)              (3,118,585)
Extraordinary item - forgiveness of debt                                             6,730                        0
                                                                       -------------------      -------------------
Income(loss) before taxes                                                      (2,204,470)              (3,118,585)
Income tax expense/(benefit)                                                             0                        0
                                                                       -------------------      -------------------
Net income(loss)                                                   $           (2,204,470)              (3,118,585)
                                                                       ===================      ===================
Weighted average number of shares outstanding                                    3,804,209               24,255,383
                                                                       ===================      ===================
Net loss per share                                                 $                (0.58)                   (0.13)
                                                                       ===================      ===================



    The accompanying notes are an integral part of the financial statements.
                                       F-3



                                   ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                                  Consolidated Statements of Stockholders' Equity



                            Number     Comm      Pf'd        APIC         Stk Subs         Def         Accumulated        TTL S/H
                            of Shares  Stk       Stk                       Receiv         Comp           Deficit           Equity
                            ---------- ------- -------- --------------- -------------  -----------  --------------  -------------


BEGIN BALANCE,
September 30,  1996          3,239,374 $   324        0       3,515,298             0    (427,500)     (657,865)        2,430,257


2/10 - S-8 services          1,600,000     160        0       1,099,840             0            0            0        1,100,000
3/4 - oil wells/leases         300,000      30        0       4,831,293             0            0            0        4,831,323
3/5 - oil wells/leases         200,000      20        0       9,504,303             0            0            0        9,504,323
3/13 - S-8 services            300,000      30        0         374,970             0            0            0          375,000
4/5 - Chevron contract       3,000,000     300        0               0             0            0            0              300
4/5 - services               1,342,981     134        0       1,342,847             0            0            0        1,342,981
4/5 - contributed to corp     (100,000)    (10)       0         (99,990)            0            0            0        (100,000)
4/9 - BAPCO acquisition      4,000,000     400        0         499,600             0            0            0          500,000
5/14 - S-8 services          1,500,000     150        0         562,350             0            0            0          562,500
6/19 - services                150,000      15        0          28,110             0            0            0           28,125
7/8 - cash                     800,000      80        0         399,920             0            0            0          400,000
7/25 - S-8 services          2,335,000     233        0       6,464,798             0            0            0        6,465,031
7/30 - services              1,500,000     150        0       2,249,850             0            0            0        2,250,000
7/30 - cash                    147,000      15        0         146,985             0            0            0          147,000
8/8 - cash                      74,000       8        0         147,992             0            0            0          148,000
9/4 - services                 400,000      40        0         307,960             0            0            0          308,000
9/10 - cash stk subs recv      727,273      73        0         799,927     (800,000)            0            0                0
9/15 - cash & stk subs recv    473,898      47        0         482,533     (113,300)            0            0          369,280
Deferred comp amort                  -       0        0               0             0      177,500            0          177,500
  Net loss                           -       0        0               0             0            0  (16,838,765)     (16,838,765)
                            ----------  ------ -------- --------------- -------------  -----------  ------------   ----------------

BALANCE,
September 30,  1997         21,989,526   2,199        0      32,658,586     (913,300)    (250,000)  (17,496,630)      14,000,855

10/97 - Stock Subs Rec'd             -       0        0               0       913,300            0            0          913,300
10/8 - Uinta Acquisition     1,000,000     100        0 1,999,900                   0            0            0        2,000,000
10/97-Neuces Acquisition        50,000       5        0         148,745             0            0            0          148,750
11/97 - cash ,net              176,099      18        0         167,676             0            0            0          167,694
1/98 - equity in building       24,000       2        0          61,216             0            0            0           61,218
2/98 - services                104,664      10        0          55,648             0            0            0           55,658
2/98 - cash                    282,000      28        0         180,222             0            0            0          180,250
3/98 - subscription rec'v      300,000      30        0         218,720     (218,750)            0            0                0
Deferred comp amort                  -       0        0               0             0       62,500            0           62,500
  Net loss                           -       0        0               0             0            0   (3,118,585)      (3,118,585)
                        --------------  ------ -------- --------------- -------------  -----------  ------------   ----------------
BALANCE, March
31,  1998 (Unaudited)       23,926,289  $2,393        0      35,490,638     (218,750)    (187,500)  (20,615,214)       14,471,567
                       ===============  ====== ======== =============== =============  ===========  ============   ================

Common Stock issued under a repurchase agreement
                       ===============  ====== ======== ===============
BEGIN BALANCE,
September 30, 1996                   0  $    0        0               0             0            0             0                0

7/15 - DRSTP data            1,000,000     100        0       1,999,900             0            0             0        2,000,000
                       ---------------  ------ -------- --------------- -------------  -----------  ------------   ----------------

BALANCE,
September 30, 1997           1,000,000     100        0       1,999,900             0            0             0        2,000,000

12/97 - cash repurchase       (250,000)    (25)       0        (499,975)            0            0             0         (500,000)
                       ---------------  ------ -------- --------------- -------------  -----------  ------------   ----------------

BALANCE, March
31, 1998 (Unaudited)           750,000  $   75        0       1,499,925             0            0             0        1,500,000
                       ===============   ===== ======== =============== =============  ===========  ============   ================


















    The accompanying notes are an integral part of the financial statements.
                                       F-4



                                        ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                                            Consolidated Statements of Cash Flows
                                                  6 Months ended March 31,
                                                         (Unaudited)


                                                                                                   1997                     1998
                                                                                     ------------------       ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss)                                                                $           (2,204,470)              (3,118,585)
Adjustments to reconcile net loss to net cash used for operating activities:
    Amortization of deferred compensation                                                       115,000                   62,500
    Non-cash gain on forgiveness of debt                                                        (6,730)                        0
    Stock issued in exchange for services                                                     1,725,000                   55,658
    Crude oil depletion                                                                               0                   28,195
    Depreciation                                                                                 86,856                  207,066
Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable and other assets                                        0                (628,678)
   Increase (decrease) in accrued interest expense                                                7,235                  108,396
   Increase (decrease) in accrued expenses                                                            0                  683,866
   Increase (decrease) in accrued salaries                                                            0                  569,532
                                                                                     ------------------       ------------------
Net cash (used) provided by operating activities                                              (277,109)              (2,032,050)

CASH FLOWS FROM INVESTING ACTIVITIES:
DRSTP Concession fee payment                                                                          0              (2,008,300)
Acquisition of fixed assets                                                                           0                (208,532)
Increase in deposits on fixed assets and prepaid expenses                                      (70,000)                (137,435)
                                                                                     ------------------       ------------------
Net cash (used) provided by investing activities                                               (70,000)              (2,354,267)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock sold for cash                                                                            0                  393,970
Convertible debt issued for cash                                                                      0                3,838,825
Payments on stockholder advances                                                                (5,000)                (489,730)
Funds advanced by third parties                                                                 175,000                    9,840
Payments on funds advanced by third-parties                                                           0                (175,000)
Funds advanced by stockholders                                                                  179,672                  445,821
                                                                                     ------------------       ------------------
Net cash (used)  provided by financing activities                                               349,672                4,023,726
Net increase (decrease) in cash                                                                   2,563                (362,591)
CASH, beginning of period                                                                             0                  327,743
                                                                                     ------------------       ------------------
CASH, end of period                                                             $                 2,563                 (34,848)
                                                                                     ==================       ==================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Interest paid in cash                                                           $                     0                   11,825
                                                                                     ==================       ==================
Non cash financing activities:
   Stock issued to acquire natural gas well                                     $                     0                  148,750
                                                                                     ==================       ==================
   Stock issued to acquire crude oil reserves and equipment                     $            14,335,646                2,000,000
                                                                                     ==================       ==================
   Stock issued to acquire equity in building                                   $                     0                   61,218
                                                                                     ==================       ==================
   Mortgage payable on building assumed                                         $                     0                   28,782
                                                                                     ==================       ==================

















    The accompanying notes are an integral part of the financial statements.
                                       F-5

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                   Notes to Consolidated Financial Statements
                             March 31, 1997 and 1998
                                   (Unaudited)

(1) Summary of Significant Accounting Policies
     The Company.  Environmental  Remediation Holding Corporation,  (ERHC), is a
         Colorado chartered corporation which operates in the environmental remediation industry and the oil and natural gas production industry from its corporate headquarters in Jericho, New York, its operating offices in Lafayette, Louisiana.

         The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the statements of financial condition and revenues and expenses for the years then ended. Actual results could differ significantly from those estimates. The financial statements for the six months ended March 31, 1997 and 1998 include all adjustments which in the opinion of management are necessary for fair presentation. The following summarize the more significant accounting and reporting policies and practices of the Company:

   a) Basis of presentation The consolidated financial statements include the accounts of Site Services, Inc. and Bass American Petroleum Company, its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

     b) Equipment The Company has chosen to depreciate the equipment using the straight line method over its estimated remaining useful life of ten years and its furniture and fixtures and vehicle over its estimated useful life of five years. Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation expense for the six months ended March 31, 1997 and 1998 was $86,856 and $207,066.
         Accumulated depreciation at March 31, 1998 is $579,492.

     c) Notes payable The Company issued two notes payable to stockholders who are also officers and directors in exchange for cash amounting to $1,206,102. These notes carry no stated maturity date and an 8.5% rate of interest. The Company has repaid $784,917 on these notes, including interest on one. The remaining note is convertible into restricted stock at 50% of the average bid price for the month in which the loan was made. The conversion is at the option of the noteholder.

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

         In January 1998, the Company assumed an existing mortgage payable with a remaining balance of $28,782 in connection with the purchase of a small office building in Utah. This mortgage carries an interest rate of 8% and has a remaining life of 136 months. In February 1998, the Company purchased computer equipment and issued a five year note payable in the amount of $9,840 carring an interest rate of 22% and monthly payments of $212. The Company is obligated to payments of $6,408 each year for the next five years.

     d) Deferred compensation ERFC issued 755,043 shares of its common stock into escrow in exchange for services to be rendered by a consultant under a four year contract. These services were valued at $125,000 per year, therefore the Company is amortizing this deferred compensation expense at a rate of $31,250 per quarter. This consultant later became ERFC's Chairman, President and CEO. Amortization of this deferred compensation in the six months ended March 31, 1997 and 1998 was $62,500 and $62,500.

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

         Both acquisitions also included all existing equipment on site. The Company has not recorded the fair market value of the equipment in place, as all of such equipment has minimal scrap value, which is the only valuation method available due to the non-operational status of the wells at acquisition and for several years prior to acquisition. The Company spent $53,000 for the year ended September 30, 1997 on well equipment repairs and well rework, all on

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                   Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies, continued
     f) Crude oil and natural gas reserves, continued the Gunsite lease. The Company expects to capitalize and depreciate repairs which are believed to extend the useful life of such existing equipment beyond one year, as well as the cost of replacement equipment.

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

     g) Depletion Depletion (including provisions for future abandonment and restoration costs) of all capitalized costs of proved oil and gas producing properties are expensed using the unit-of-production method by individual fields as the proven developed reserves are produced. Accumulated depletion and depletion expense was $28,195 for the six months ended March 31, 1998.

     h) Chevron master P&A service agreement In September 1996 Bass Environmental Services Worldwide, Inc., (BESW), entered into a Master Service Agreement with Chevron to plug and abandon oil wells located in the Gulf of Mexico off the coast of Louisiana. In April 1997, BESW assigned this contract to the Company in exchange for 3,000,000 shares of the Company's common stock. Chevron has reissued the contract in the Company's name. The Company valued this acquisition on the basis of the par value of the stock issued. The Company expects to begin commercializing the agreement in fiscal 1998.

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

(2) Income taxes The Company has a consolidated net operating loss carry-forward amounting to $20,615,214, expiring as follows: $3,404 in 2010, $654,461 in 2011; $16,838,765 in 2012 and $3,118,585 in 2013. The
         Company has a $8,246,100 deferred tax asset resulting from the loss carry-forward, for which it has established a 100% valuation allowance. Until the Company's current plans begin to produce earnings it is
         unclear   as  to  the   ability  of  the   Company  to  utilize   these
         carry-forwards.

(3) Stockholders' equity The Company has authorized 950,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock. In November 1997, the Company issued 176,099 shares of common stock under a Regulation D Rule 506 private placement in exchange for $167,694, net, in cash.

         On September 29, 1997, the Company entered into an agreement to acquire 22 oil, gas and mineral leases located in Uintah and Duchesne Counties, Utah from three joint owners. The purchase agreement was closed on October 8, 1997, at which time the the Company received the lease assignment. The terms of the acquisition are for the Company pay $250,000 in cash, issue 250,000 shares of the Company's common stock at each of the following four dates: closing; December 30, 1997; March 30, 1998 and June 30, 1998. The Company also was required to guarantee that the bid price on the date the Rule 144 restrictions lapse will be no less than $2.00 per share or the Company is

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                   Notes to Consolidated Financial Statements

(3) Stockholders' equity, continued required to either issue additional shares or to pay the difference in cash, at the Company's option.

         In October 1997, the Company entered into an agreement to acquire a 3/8 undivided interest in a natural gas well that had been plugged and abandoned approximately 10 years ago. This agreement requires the Company to pay the seller $150,000 and 50,000 shares of the Company's common stock, as well as to pay the Company's proportinate share of the costs to reenter this well.

         In November 1997, the Company sold 176,099 shares for $167,694 in cash. In January 1998, the Company issued 24,000 shares in exchange for the equity in the Utah building valued at $61,218. In February 1998, the Company issued 104,664 shares in exchange for services valued at $55,658 which had been performed over a year earlier and the Company has not previously issued. In February 1998, the Company issued 282,000 shares in exchange for $180,250 in cash. In March 1998, the Company issued 300,000 shares in exchange for a stock subscription receivable of $218,750 in cash.

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

(6) Segment information The Company has three distinct lines of business through its two wholly owned subsidiaries, Site Services, Inc., (SSI), and Bass American Petroleum Company, (BAPCO), and a joint venture agreement. SSI operates in the environmental remediation industry and BAPCO operates in the oil and gas production industry. SSI's principal identifiable assets consist of $2,171,334, (net), of environmental equipment, a barge deposit of $131,000 and the Chevron P&A master service agreement valued at $300, (net). Revenues of $226,035 and cost of sales of $31,213 relate to SSI. BAPCO's principal identifiable assets consist of crude oil and natural gas reserves valued at $15,032,000, net, and equipment valued at $2,230,490 (net). Revenues of $265,300 and cost of sales of $52,283 relate to BAPCO. The Company also expects to operate in the supply industry through a joint venture agreement to supply fuel and other goods to ships transiting the Panama Canal. No principal identifiable assets yet exist for this line of business.

(7) Common stock repurchase In December 1997, the Company repurchased 250,000 shares of its common stock for $500,000 in cash. This was the first 25% quarterly repurchase agreed to by the Company relating to the 1,000,000 shares issued to acquire the DRSTP geologic data.

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

The Company has acquired all of its oil and gas properties within the past year. The Company's current development plans require substantial capital expenditures in connection with the exploration, development and exploitation of oil and natural gas properties. Although the Company has historically funded capital expenditures through a combination of equity contribution and short-term financing arrangements, the Company's ability to meet its estimated capital expenditure in Fiscal year 1998 are dependent on the Company's ability to realize the proceeds of the Company's contemplated public debt offering of $50 million.

Should the Company's contemplated debt offering not proceed as planned, the Company will continue to seek alternative sources of funding to enable the Company to meet its demands for cash to commercialize the various agreements it has entered into. The Company has sought alternative sources of funding to provide interim financing until such time as the anticipated debt offering can be completed.

The Kingsbridge Equity Line of Credit Agreement:

In March 1998, the Company entered into a Private Equity Line of Credit Agreement (the "Investment Agreement") with Kingsbridge Capital Limited, a British Virgin Islands company ("Kingsbridge"), pursuant to which the Company has the right to receive up to $10,000,000 in equity financing from the sale of its Common Stock in tranches to Kingsbridge. Through the Company's exercise of put options, Kingsbridge is required to purchase, and the Company is required to sell, subject to certain closing conditions and limitations on the timing of purchases and amount of Common Stock to be sold with respect to exercises of individual put options, at least $3,000,000 in shares of Common Stock at a purchase price equal to 79% of the average of the lowest prices of the Common Stock on the trading day on which notice of exercise of the put option is given and on the one trading day prior, and the two trading days following, such put option exercise notice. The minimum market price for sales of shares is $1.00 per share. At a market price of $1.00, the maximum number of shares of Common Stock which may be issued by the Company upon the exercise of the put options is 12,658,228 shares. Notwithstanding the foregoing, the maximum number of shares issuable to Kingsbridge shall not exceed 19.9% of the outstanding shares of Common Stock at the time of such exercise(s). In connection with entering into the Investment Agreement, the Company issued to Kingsbridge a three-year warrant to purchase 100,000 shares of Common Stock at an exercise price of $1.20 per share (94% of the market price calculated as of March 23, 1998), exercisable beginning on September 21, 1998 (the "Kingsbridge Warrant"). As a condition precedent to the purchase and sale of shares pursuant to the Investment Agreement, among others, the Company is required to register with the Commission all of the shares of Common Stock subject to the put option, as well as those into which the Kingsbridge Warrant is exercisable, for resale by Kingsbridge. Although the Company filed a Form S-1/A on April 15, 1998, such filing is not yet effective. Until such time as such filing is effective, the Company cannot draw down on the Kingsbridge line of credit.

Bridge Loan:

In order to meet the funding need of the Company until such time as it can draw down on the Kingsbridge line of credit, on April 9, 1998, the Company raised proceeds of $300,000 as a bridge loan in a private placement of the Company's
(1) 12.0% convertible notes due on the earlier of January 8, 1998 or at such time as the Company receives the first draw under the Kingsbridge line of credit
(the    "Notes"),       and       (2)       warrants    to   purchase     shares
of Common Stock (the "Warrants") to nine (9)investors. The shares to be issued upon conversion of the Notes and exercise of the Warrants shall be Rule 144 restricted shares. The maximum number of shares of Common Stock which may be issued by the Company upon the conversion of the Notes (at a base conversion rate of $1.50 per share, (subject to certain limitations) and the exercise of the Warrants (at an exercise price of $1.25) is up to 200,000 shares and 210,000 respectively. The shares covered by the conversion of the Notes and exercise of the Warrants are entitled to piggyback registration rights which specifically exclude the Form S-1/A currently filed, but requires inclusion, subject to a one (1) time option by the Company to withhold registration of such shares, in any subsequent Form S-1 registration which may be filed by the Company. The Notes are convertible at any time after issuance, and the Warrants are exercisable at any time prior to April 8, 2001.

The Company had intended to commence work on the oil tank batteries at the Nueces River Project in Texas in early 1998. Due to extremely wet weather in north east Texas during January and February 1998, the Company was unable to move designated backhoe equipment on site since the roads leading to the oil tank batteries are dirt and were impassable until March. This equipment was moved in late March 1998. The Company intended to commence work on this project with a portion of the funding available under the Kingsbridge line of credit. Until such time as the Form S-1/A is effective, the Kingsbridge funds will not be available for this project.

The Company also intended to commence construction on two (2) additional backhoes for the Company's projects in Utah. It intended to utilize some of the proceeds from the Kingsbridge line of credit for this construction. At such time as the Form S-1/A is effective, such work will commence.

During the second quarter 1998, the Company spent its principal time in securing performance bonds for its MIII project at the Uintah and Ouray Reservation, Utah, general organizational matters and preparing its Form S-1/A filing so that the Kingsbridge line of credit could be utilized.

In October 1997, the Company received a letter of intent to secure $50 million in debt financing from Dirks & Company of New York. This transaction was not brought to fruition for a number of reasons, but principally because certain parties employed by such firm who would have been primarily involved with the placement of this offering, left the firm. After several months, such parties became employed by Security Capital Trading, Inc. During the second quarter 1998, the Company renegotiated this transaction and on May 7, 1998, Security Capital Trading Inc. issued a letter of intent in connection with the proposed offering of $50 million of public debt. This offering is conditioned upon filing of a Registration Statement on Form S-1 covering the proposed debt offering. The Company believes that until such time as its current Form S-1/A becomes effective, that it is not in a position to file another Form S-1. Accordingly the Company intends to proceed with the Security Capital Trading Inc. debt offering immediately upon the effectiveness of its current Form S-1/A.

On May 7, 1998, Security Capital Trading Inc. also issued a letter of intent to act as the placement agent for the private placement of convertible preferred stock of the Company(the "Preferred Stock"). The offer is for the placement of a minimum of $2,000,000 and a maximum of $5,000,000 at an anticipated offering price per share of Preferred Stock of $10.00. This Preferred Stock shall be offered to accredited investors pursuant to Regulation D under the Securities Act of 1933 in units of $50,000. Each share of Preferred Stock shall have a liquidation value of $10.00 and shall be convertible into shares of Common Stock at a rate which is mutually acceptable to Security Capital Trading Inc. and the Company. The Company intends to proceed with this offering.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto referred to in "Item 1. Financial Statements.

RESULTS OF OPERATIONS

During the second quarter of fiscal 1998 the Company incurred a net loss of $1,352,311, compared to a net loss of $334,250 in the second quarter
of fiscal 1997.  In the second  quarter of fiscal 1998 a total of       $270,000
was accrued, but not paid in cash, as compensation to three officers of the Company. Depreciation and amortization totaled $103,533 in the second quarter of fiscal 1998 compared to $43,428 in the second quarter of fiscal 1997. Depletion expense was $10,977 in the second quarter of fiscal 1998 compared to $ -0- the prior year. The net cash operating loss of the Company for the first 2 quarters of fiscal 1998 was $2,032,050 compared to $277,109 for the first 2 quarters of fiscal 1997.

Officers compensation, professional fees, travel, consultant fees and miscellaneous expense for the three months ended March 31, 1998 compared to the three months ended March 31, 1997 increased dramatically because the Company had not been funded at that time and only began its operations by December 31, 1996. Professional fees included legal, audit and petroleum engineering and other engineering costs.

The Company had revenues of $248,340 in second quarter of fiscal 1998 compared to $242,997 in the first quarter of fiscal 1997. Cost of sales were $39,134 in second quarter of fiscal 1998 compared to $44,362 in second quarter of fiscal 1997.

CAPITAL EXPENDITURES

When the Company entered into the joint venture agreement in May 1997 with the Democratic Republic of Sao Tome and Principe, (DRSTP), the Company was required to pay a $5,000,000 concession fee to the DRSTP government. In September 1997, the Company received a Memorandum of Understanding from the DRSTP government which allows the Company to pay this concession fee within five days after the DRSTP files the relevant official maritime claims maps with the United Nations and the Gulf of Guinea Commission. In December 1997 the Company paid $2,000,000 of this concession fee to the DRSTP from the proceeds of a convertible note offering.

On April 15, 1998, the Company agreed to enter into a joint venture with a privately held Delaware corporation, AMCO Montenegro, Inc. and its related ABC Group of companies ("AMCO") to construct and operate an "Off-Shore Logistics Center" for the oil industry in the Gulf of Guinea, on the Island of Sao Tome. The Company is in the process of finalizing the contracts with AMCO.

This Off-Shore Logistics Center will include a dry dock facility. Currently the oil industry in the area utilizes a dry dock in Cape Town, South Africa. The location of a dry dock facility on San Tome its expected to be a great benefit to the industry, including the Company's activities, as it is expected to reduce the down time by a minimum of four (4) days due to Sao Tome's strategic location.

AMCO and its related ABC Group of companies, including A.B.C. AeroEngineering Ltd. have designed, developed and constructed civilian and military airports, airport refueling and refueling stations, road construction, military facilities, hospitals, healthcare facilities, business and warehouse facilities and various other industrial support structures. The Company has entered into preliminary discussions with marine transport and air support companies for the use of this logistics center. AMCO is responsible for funding this project.

The Off-Shore Logistics Center will be an on-shore based operation on Sao Tome which can service off-shore drilling rigs and act as the central depository, storage and service area for the drilling and oil production in the area. The facility will be designed to provide services and supplies to support drilling off-shore wells, including, pipe, casing and other tubular goods, fuel, water, drilling mud facilities and supplies, rental tools and a dry dock facility. In addition, it is intended to provide helicopter, fixed wing and marine facilities, such as crew and transport boats and will encompass housing and business facilities for oil company personnel.

In April,  1998,  Jugobanks     AD  Podgorica  of  Montenegro  agreed to finance
$50,000,000 for the construction the Off-Shore Logistics Center in Sao Tome. The Company and AMCO are working with the bank on the final loan documentation.

On September 29, 1997, the Company entered into an agreement to acquire 22 oil, gas and mineral leases located in Uintah and Duchesne Counties, Utah from three joint owners. The purchase agreement was closed on October 8, 1997, at which time the Company received the lease assignment. The terms of the acquisition are for the Company to pay $250,000 in cash, issue 250,000 shares of the Company's common stock, valued at $2,000,000, at each of the following four dates: closing; December 30, 1997; March 30, 1998 and June 30, 1998. The Company also was required to guarantee that the bid price on the date the Rule 144 restrictions lapse will be no less than $2.00 per share or the Company is required to either issue additional shares or to pay the difference in cash, at the Company's option. The Company also granted the sellers a 4% gross production receipts royalty to a maximum of $677,000. The Company is currently evaluating the existing reserve reports and underlying data on these leases and has contracted another independent appraiser to complete new reserve reports for its use.

In October 1997, the Company entered into an agreement to acquire a 3/8 undivided interest in a natural gas well that had been plugged and abandoned approximately 10 years ago. This agreement requires the Company to pay the seller $150,000 and 50,000 shares of the Company's common stock valued at $148,750, as well as to pay the Company's proportionate share of the costs to reenter this well. The Company is also required to carry the seller's 1/8 proportionate share of the reentry costs until the well is producing. The seller also owns an undivided 50% interest in the oil and gas lease on the 49,019 acres of land contiguous to the initial well. The agreement allows the Company to acquire a 3/8 undivided interest in this lease by paying to the seller approximately $343,000 each April for four years. The Company received the initial lease assignment on December 1, 1997. The Company continues to evaluate the existing reserve reports and underlying data on these leases and awaits another independent appraiser to complete new reserve reports for its use.

To further penetrate the environmental remediation services market in Louisiana, in February 1998, the Company acquired a 70% equity interest in Ven Virotek, Inc., a Louisiana corporation ("Virotek"), from its sole shareholder, Recycling Remedies, Inc. Virotek owns and operates a NORM solid waste disposal site in Houma, Louisiana and holds permits from Louisiana environmental authorities to dispose of salt water brine and naturally occurring waste products. For the year ended December 31, 1997, Virotek had revenues, net income and total assets of approximately $658,000, $332,000, and $1,035,000, respectively. The Company acquired its interest in Virotek in consideration for $15,000 in cash and the assumption of a $300,000 bank note.

In March 1998, Virotek obtained two contracts from the U.S. Department of Energy to dispose of salt water brine from the strategic petroleum reserve located in Houma, Louisiana. Under the contracts, it is contemplated initially that a total of 475,000 barrels of brine will be shipped to Virotek for disposal, and Virotek will receive $1.00 per barrel for its services.

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

The Company is currently evaluating the existing reserve reports and underlying data on all leases and has contracted with another independent appraiser to complete new reserve reports.

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

                           PART II - Other Information

Item 1. Legal Proceedings.

Other than any items previously reported, the Company is not a party to any material pending or threatened legal proceeding or claim.

Item 2. Changes in Securities

There have been no changes with respect to defining the rights of the holders of any class of registered securities or otherwise.

The Kingsbridge Line of Credit Agreement:

In March  1998,  the  Company  entered  into a  Private  Equity  Line of  Credit
Agreement with Kingsbridge, pursuant to which the Company has the right to receive up to $10,000,000 in equity financing from the sale of its Common Stock in tranches to Kingsbridge. Through the Company's exercise of put options, Kingsbridge is required to purchase, and the Company is required to sell, subject to certain closing conditions and limitations on the timing of purchases and amount of Common Stock to be sold with respect to exercises of individual put options, at least $3,000,000 in shares of Common Stock at a purchase price equal to 79% of the average of the lowest prices of the Common Stock on the trading day on which notice of exercise of the put option is given and on the one trading day prior, and the two trading days following, such put option exercise notice. The minimum market price for sales of shares is $1.00 per share. For purposes of registering the maximum number of shares of Common Stock under this Prospectus, the market price is assumed to be $1.00. At a market price of $1.00, the maximum number of shares of Common Stock which may be issued by the Company upon the exercise of the put options is 12,658,228 shares. Because the purchase price of the Common Stock is based in part on future average trading prices of the Common Stock, the number of shares which may actually be sold pursuant to this Prospectus could differ significantly. For example, in the event a notice of election to exercise individual put options were to have been received on March 26, 1998, the lowest applicable purchase price would have been $0.98 per share, resulting in a total of 10,204,082 shares of Common Stock offered hereby. Notwithstanding the foregoing, the maximum number of shares issuable to Kingsbridge shall not exceed 19.9% of the outstanding shares of Common Stock at the time of such exercise(s). In connection with entering into the Investment Agreement, the Company issued to Kingsbridge a three-year warrant to purchase 100,000 shares of Common Stock at an exercise price of $1.20 per share (94% of the market price calculated as of March 23, 1998), exercisable beginning on September 24, 1998. As a condition precedent to the purchase and sale of shares pursuant to the Investment Agreement, among others, the Company is required to register with the Commission under the terms of a Registration Rights Agreement all of the shares of Common Stock subject to the put option, as well as those into which the Kingsbridge Warrant is exercisable, for resale by Kingsbridge. The Investment Agreement has a term of two years, but may be terminated by Kingsbridge earlier in the event the Common Stock subject to the put options is not, or fails to be, registered for resale after specified time periods lapse.

Bridge Loan:

In order to meet the funding need of the Company until such time as it can draw down on the Kingsbridge line of credit, on April 9, 1998, the Company raised proceeds of $300,000 as a bridge loan in a private placement of the Company's
(1) 12.0% convertible notes due on the earlier of January 8, 1998 or at such time as the Company receives the first draw under the

Kingsbridge     line     of      credit    (the "Notes"),    and (2) warrants to
purchase        shares        of      Common     Stock         (the  "Warrants")
to     nine      (9)     investors.       The    shares    to   be  issued  upon
conversation of the Notes and exercise of the Warrants shall be Rule 144 restricted shares. The maximum number of shares of Common Stock which may be issued by the Company upon the conversion of the Notes (at a base conversion rate of $1.50 per share, (subject to certain limitations) and the exercise of the Warrants (at an exercise price of $1.25) is up to 200,000 shares and 210,000 respectively. The shares covered by the conversion of the Notes and exercise of the Warrants are entitled to piggyback registration rights which specifically exclude the Form S-1/A currently filed, but requires inclusion, subject to a one
(1) time option by the Company to withhold registration of such shares, in any subsequent Form S-1 registration which may be filed by the Company. The Notes are convertible at any time after issuance, and the Warrants are exercisable at any time prior to April 8, 2001.

Item 3. Defaults Upon Senior Securities.

                  None.

Item 4. Submission of Matters to a Vote of Security Holders.

                  None.

Item 5. Other Information.

                  None.

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibit

         *        4.1      Bridge Loan Convertible Note

         *        4.2      Bridge Loan Warrant

         *        4.3      Security Capital Trading Inc. Letter of Intent -
                              $50 Mio. Debt Offering

         *        4.4      Security Capital Trading Inc. Letter of Intent -
                              $2 to $5 Mio. Preferred

         (b)      Reports on Form 8-K  - One (1) report on Form 8-K has been filed during the second quarter 1998.

         Item 2 Form 8-K including financial statements of Coconimo S.M.A., Inc. filed on April 13, 1998.

*        (filed herewith)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized, this 19 day of May, 1998.

Environmental Remediation Holding Corporation


By: /s/ Sam L. Bass, Jr., CEO
      Sam L. Bass, Jr., CEO


By: /s/ Noreen Wilson, Vice President
       Noreen Wilson, Vice President


                                                   EXHIBIT INDEX

EXHIBIT           DESCRIPTION

4.1      Bridge Loan Convertible Note

4.2      Bridge Loan Warrant

4.3      Security Capital Trading Inc. Letter of Intent - $50 Mio. Debt Offering

4.4      Security Capital Trading Inc. Letter of Intent - $2 to $5 Preferred

EXHIBIT 4.1

This Note has not been registered under the Securities Act of 1933, as amended. No transfer of this Note shall be valid or effective except in accordance with the applicable requirements of the Securities Act of 1933, as amended.


                                CONVERTIBLE NOTE

                                                            As of April  9, 1998
$____________                                               Palm Beach, Florida


FOR VALUE RECEIVED, ENVIRONMENTAL REMEDIATION HOLDING
CORPORATION, a Colorado corporation (the "Company"), hereby promises to pay to the order of _______________________________________________________, or any
subsequent holder of this Note (the "Payee"), at ___________________, or at such other place as may be designated by the Payee from time to time by notice to the Company, the principal sum of

_____________________ ($_________) Dollars, together with simple interest from the date hereof on the unpaid principal amount hereof at an annual rate equal to twelve percent (12.0%) per annum. Such principal and interest shall be paid in accordance with the terms of Section I below, in cash, or by wire transfer to such account as the Payee shall direct, in immediately available funds and in lawful currency of the United States of America.

1.       PAYMENTS.

(a) Unless previously fully converted into Common Stock of the Company as herein provided, the unpaid principal amount of this Note shall be payable to the Payee in cash on the earlier of (i) January 8, 1999 or (ii) at such time as the Company receives the first draw down on an equity line of credit established by the Company with Kingsbridge Capital Ltd. on March 23, 1998 (the "Equity Line of Credit"), which Equity Line of Credit provides for a minimum available for draw down equal to $3,000,000 subject to the terms and conditions of the agreement and which agreement is incorporated herein by reference (the "Maturity Date").

(b) Interest on the unpaid principal balance of this Note at the rate of twelve percent (12.0%) per annum shall accrue from the date hereof and shall be payable to the Payee in cash on the Maturity Date, or until the entire unpaid principal amount hereof shall have been paid.

(c) In the event that any payment of principal and/or interest hereunder becomes due and payable on a Saturday, Sunday or other day on which commercial banks in the State of New York are authorized or required by law to close, then the maturity thereof shall be extended to the next succeeding business day; and during any such extension, interest on principal amounts payable shall accrue and be payable at the applicable rate.

2.     RANKING OF NOTE.

Subject at all time to the subordination provisions set forth in Section 9 hereof, this Note shall constitute senior securities of the Company and, except as provided below, shall rank pari passu with all other indebtedness for money borrowed of the Company and senior to any other indebtedness for money borrowed by the Company which, by its terms shall be made expressly subject and subordinated to this Note.

3.     PREPAYMENT OF NOTE.

(a) Subject at all times to the holder's right to convert all or any portion of this Note into Common Stock pursuant to Section 4 hereof at any time on or before the 'Prepayment Date' (as herein defined), the principal amount of this Note may be prepaid, at the option of the Company, upon not less than thirty
(30) days' prior written notice to the holder of this Note (the "Prepayment Notice'), in whole or in part, without premium or penalty, at any time or from time to time from and after that date (the "Initial Prepayment Date") which shall be the earlier to occur of (i) nine (9) months following the date of the initial issuance of the Note (the "Issuance Date"), or (ii) the date on which the Company shall register for resale pursuant to the Securities Act of 1933, as amended (the "Act") all "Conversion Shares" (as herein defined) issuable upon conversion of the entire principal amount of this Note, pursuant to a Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission (the "SEC").

(b) Each Prepayment Notice shall specify the principal amount of this Note to be redeemed and the applicable Prepayment Date. Each prepayment of principal of this Note shall be accompanied by the payment of all interest accrued and unpaid to the prepayment date on the amount so prepaid. Each such prepayment shall be made by wire transfer of immediately available funds or by bank cashier's check payable to the Payee and shall be on a date (the "Prepayment Date") which shall be not earlier than thirty (30) days following delivery of the Prepayment Notice and not later than sixty (60) days following delivery of the Prepayment Notice. Any partial prepayment of this Note, whether optional or mandatory, shall be applied first to accrued and unpaid interest hereon, and then to the outstanding principal amount of this Note in the inverse order of maturity.

(c) Notwithstanding anything to the contrary set forth in this Section 3, in the event and to the extent that the Company shall provide the holder of this Note with a Prepayment Notice, it shall simultaneously provide to the holder of this Note evidence of the availability of funds to effect such prepayment; which evidence of availability of funds shall include, without limitation, (i) confirmation of cash or cash equivalent bank balances, (ii) an irrevocable bank letter of credit, or (iii) a written commitment from a recognized lending institution to effect the financing of such prepayment.

4.       CONVERSION.

Subject at all times to the  Company's  right to prepay the Notes as provided in
Section 3 hereof, the holders of the Notes shall have the following conversion rights (the "Conversion Rights"):

(a) Voluntary Conversion. At any time or from time to time following the Issuance Date, the holder of this Note may elect to convert up to one hundred (100%) percent of the original principal amount of this Note, into shares of Common Stock of the Company, by written notice given to the Company in accordance with the provisions of Section 4(h) hereof (the "Conversion Notice"). In no event may the holder of this Note effect a conversion of less than $10,000 principal amount of this Note. Such right of Voluntary Conversion shall be effected by the surrender of certificates evidencing the shares of Note to be converted to the Company at any time during normal business hours at the office of the Company, accompanied (i) by the Conversion Notice, (ii) if so required by the Company, by instruments of transfer, in form satisfactory to the Company, duly executed by the registered holder or by his duly authorized attorney and
(iii) transfer tax stamps or funds therefore, if required pursuant to Section 4(g) herein.

(b)      Conversion Price.      Subject to adjustment from time to time as
provided in Section 4(d)below, the term "Conversion Price" shall mean$1.50 per share of Common Stock.

(c) Adjustments of Conversion Price. The Conversion Price in effect from time to time shall be, subject to adjustment in accordance with the provisions of this Section 4(c).

         (i) Adjustments for Stock Splits and Combinations. If the Company shall at any time or from time to time after the Issuance Date, effect a stock split of the outstanding Common Stock, the applicable Conversion Price in effect immediately prior to the stock split shall be proportionately decreased. If the Company shall at any time or from time to time after the Issuance Date, combine the outstanding shares of Common Stock, the applicable Conversion Price in effect immediately prior to the combination shall be proportionately increased. Any adjustments under this Section 4(c)(i) shall be effective at the close of business on the date the stock split or combination occurs.

         (ii) Adjustments for Certain Dividends and Distributions. If the Company shall at any time or from time after the Issuance Date, make or issue or set a record date for the determination of holders of Common Stock entitled to receive a dividend or other distribution payable in shares of Common Stock, then, and in each event, the applicable Conversion Price in effect immediately prior to such event shall be decreased as of the time of such issuance or, in the event such a record date shall have been fixed, as of the close of business on such record date, by multiplying, as applicable, the applicable Conversion Price then in effect by a fraction;

                  (A) the numerator of which shall be the total number of shares of Common Stock issued and outstanding immediately prior to the time of such issuance or the close of business on such record date; and
                  (B) the denominator of which shall be the total number of shares of Common Stock issued and outstanding immediately prior to the time of such issuance or the close of business on such record date plus the number of shares of Common Stock issuable in payment of such dividend or distribution.

         (iii) Adjustment for Other Dividends and Distributions. If the Company shall at any time or from time to time after the Issuance Date, make or issue or set a record date for the determination of holders of Common Stock entitled to receive a dividend or other distribution payable in other than shares of Common Stock, then, and in each event, an appropriate revision to the Conversion Price shall be made and provision shall be made (by adjustments of the Conversion Price or otherwise) so that the holder of this Note shall receive upon conversions thereof, in addition to the number of shares of Common Stock receivable thereon, the number of securities of the Company which they would have received had this Note been converted into Common Stock on the date of such event and had thereafter, during the period from the date of such event to and including the Conversion Date, retained such securities (together with any distributions payable thereon during such period), giving application to all adjustments called for during such period under this Section 4(c)(iii) with respect to the rights of the holders of the Note.

         (iv) Adjustments for Reclassification, Exchange or Substitution. If the Common Stock issuable upon conversion of this Note at any time or from time to time after the Issuance Date shall be changed into the same or different number of shares of any class or classes of stock, whether by reclassification, exchange, substitution or otherwise (other than by way of a stock split or combination of shares or stock dividends provided for in Sections 4(c)(i), (ii) and (iii), or a reorganization, merger, consolidation, or sale of assets provided for in Section 4(c)(v)), then, and in each event, an appropriate revision to the Conversion Price shall by made and provisions shall be made (by adjustments of the Conversion Price of otherwise) so that the holder of this Note shall have the right thereafter to convert such Note into the kind and amount of shares of stock and other securities receivable upon reclassification, exchange, substitution or other change, by holders of the number of shares of Common Stock into which such Note might have been converted immediately prior to such reclassification, exchange, substitution or other change, all subject to further adjustment as provided herein.

         (v) Adjustments for Reorganization, Merger, Consolidation or Sales of Assets. If at any time or from time to time after the Issuance Date there shall be a capital reorganization of the Company (other than by way of a stock split or combination of shares or stock dividends or distributions provided for in
Section 4(c)(i), (ii) and (iii), or a reclassification, exchange or substitution of shares provided for in Section 4(c)(iv)), or a merger or consolidation of the Company with or into another corporation, or the sale of all or substantially all of the Company's properties or assets to any other person, then as a part of such reorganization, merger, consolidation, or sale, an appropriate revision to the Conversion Price shall be made and provision shall be made (by adjustments of the Conversion Price or otherwise) so that the holder of this Note shall have the right thereafter to convert this Note into the kind and amount of shares of stock and other securities or property of the Company or any successor corporation resulting from such reorganization, merger, consolidation, or sale, to which a holder of Common Stock deliverable upon conversion of such shares would have been entitled upon such reorganization, merger, consolidation, or sale, to which a holder of Common Stock deliverable upon conversion of such shares would have been entitled upon such reorganization, merger, consolidation, or sale. In any such case, appropriate adjustment shall be made in the application of the provisions of this Section 4(c)(v) with respect to the rights of the holders of this Note after the reorganization, merger, consolidation, or sale to the end that the provisions of this Section 4(c)(v) (including any adjustment in the applicable Conversion Ratio then in effect and the number of shares of stock or other securities deliverable upon conversion of this Note) shall be applied after that event in as nearly an equivalent manner as may be practicable.

(d) No Impediment. The Company shall not, by amendment of its Certificate of Incorporation or through any reorganization, transfer of assets, consolidation, merger, dissolution, issue or sale of securities or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms to be observed or performed hereunder by the Company, but will at all times in good faith, assist in the carrying out of all the provisions of this Section 4 and in the taking of all such action as may be necessary or Appropriate in order to protect the Conversion Rights of the holders of the Note against impairment.

(e) Certificate as to Adjustments. Upon occurrence of each adjustment or readjustment of the Conversion Price or number of shares of Common Stock issuable upon conversion of the Note pursuant to this Section 4, the Company at its expense shall promptly compute such adjustment or readjustment in accordance with the terms hereof and furnish notice to each holder of such Note, a certificate setting forth such adjustment and readjustment, showing in detail the facts upon which such adjustment or readjustment is based. The Company shall, upon written request of the holder of this Note, at any time, furnish or cause to be furnished to such holder a like certificate setting forth such adjustments and readjustments, the applicable Conversion Price in effect at the time and the number of shares of Common Stock and the amount, if any, of other securities or property which at the time would be received upon the conversion of such Note. Notwithstanding the foregoing, the Company shall not be obligated to deliver a certificate unless such certificate would reflect an increase or decrease of at least one percent of such adjusted amount.

(f) Issue Taxes. The Company shall pay any and all issue and other taxes, excluding federal, state or local income taxes, that may be payable in respect of any issue or delivery of shares of

Common Stock on conversion of this Note pursuant hereto; provided, however, that the Company shall not be obligated to pay any transfer taxes resulting from any transfer requested by any holder in connection with any such conversion.

(g) Notices and Delivery of Shares. All notices and other communications hereunder shall be in writing and shall be deemed given (i) on the same date, if delivered personally or by facsimile by not later than 7:00 p.m. New York time (provided, that a copy of such facsimile shall be simultaneously sent to Donald
F. Mintmire, Esq. at (561)832-5696, or (ii) three business days following being mailed by certified or registered mail, postage prepaid, return-receipt requested, addressed to the holder of record at its address appearing on the books of the Company. Not later than five (5) Business Days following receipt of notice of conversion as provided herein (the "Delivery Date"), the Company shall deliver to the holders of this Note, against delivery of one or more certificates evidencing Note surrendered for conversion, certificates evidencing all shares of Common Stock into which this Note shall be converted.

(h) Fractional Shares. No fractional shares of Common Stock shall be issued upon conversion of the Note. In lieu of any fractional shares to which the holder would otherwise be entitled, the Company shall pay cash equal to the product of such fraction multiplied by the Conversion Price of one share of the Company's Common Stock on the applicable Conversion Date.

(i) Reservation of Common Stock. The Company shall at all times reserve and keep available, out of its authorized but unused shares of Common Stock, solely for the purpose of effecting the conversion of the Note, the full number of shares deliverable upon conversion of all the Note from time to time outstanding. The Company shall, from time to time in accordance with the Colorado General Corporations Law, as amended, increase the authorized number of shares of Common Stock if at any time the unused number of authorized shares shall not be sufficient to permit the conversion of all of the Note at the time outstanding. In such connection, the Company shall hold a special meeting of stockholders for the purpose of authorizing additional shares of Common Stork not later than 120 days after any date in which the Company shall have insufficient shares of Common Stock so reserved.

(j) Retirement of Note. Conversion of this Note shall be deemed to have been effected on the applicable Conversion Date. The converting holder shall be deemed to have become a stockholder of record of the Common Stock on the applicable Conversion Date. Upon conversion of only a portion of this Note, the Company shall issue and deliver to such holder at the expense of the Company, against receipt of the original note delivered for partial cancellation, a new Note representing the unconverted portion of this Note so surrendered.

(k)      Regulatory Compliance.

         (i) If any shares of Common Stock to be reserved for the purpose of conversion of this Note require registration or listing with or approval of any government authority, stock exchange or other regulatory body under any federal or state law or regulation or otherwise before such shares may be validly issued or delivered upon conversion, the Company shall, at its sole cost and expense, in good faith and as expeditiously as possible, endeavor to secure such registration, listing or approval, as the case may be.

         (ii) The shares of Common Stock issuable upon the election to convert shall be Rule 144 restricted shares (the "Restricted Securities"). After issuance of the Shares, Company agrees to use its best efforts to assist holder in registering the Restricted Securities or to register the Restricted Securities under the Act subject to the rules, regulations, and other provisions of said Act.

         (iii) In the event the holder elects to convert into ownership of shares of the Company Stock, at the time of such conversation, the holder of such shares shall have the following piggyback rights with reference :

                  (A) At any time that the Company proposes to file a Company registration statement on Form S-1, excluding the pending Form S-1 registration filed on January 8, 1998, under the Act (the "Registrations Statement"), either for its own account or for the account of a stockholder or stockholders, the Company shall give the holder written notice of its intention to do so and of the intended method of sale (the "Registration Notice") within a reasonable time prior to the anticipated filing date of the Company's Registration Statement effecting such Company registration. The holder may request inclusion of any Restricted Securities in such Registration Statement by delivering to the Company, within ten (10) Business Days after receipt of the Registration Notice, a written notice (the "Piggyback Notice") stating the number of Restricted Securities proposed to be included and that such shares are to be included in any underwriting only on the same terms and conditions as the shares of Common Stock otherwise being sold through underwriters under such Company Registration Statement. The Company shall use its best efforts to cause all Restricted Securities specified in the Piggyback Notice to be included in the Company Registration Statement and any related offering, all to the extent requisite to permit the sale by the holder of its Restricted Securities in accordance with the method of sale applicable to the other shares of Common Stock included in such Company Registration Statement; provided, however, that if, at any time after giving written notice of its intention to register any securities and prior to the effective date of the Company Registration Statement filed in connection with such registration, the Company shall determine for any reason not to register or to delay registration of holder's Restricted Securities, the Company may, at its election, give written notice of such determination to holder and, thereupon:

                           (1) in the ease of a determination not to   register,
shall be relieved of its obligation to register holder's Restricted Securities in connection with such registration (but not from its obligation to pay the registration expenses in connection therewith), and

                           (2) in   the case of a delay in registering, shall be
permitted to    delay registering holder's  Restricted  Securities for the  same period as the delay in registering such other securities.

                  (B) The Company's obligation to include Restricted Securities in a Company's Registration Statement pursuant to Section 7(a) shall be subject to the following limitations:

                           (1)         The Company may elect, at its sole option
and for any reason, not to register  holder's  Restricted  Shares,      provided
however,  that this  right is limited to one (1) time and relative to        on
1) particular Company  Registration Statement.

                           (2) The Company shall not be obligated to include any
Restricted Securities in a registration statement filed on Form S-4, Form S-8 or such other similar successor forms then in effect under the Securities Act.

                           (3) If a Company Registration  Statement  involves an
underwritten  offering and the managing underwriter advises the       Company in
writing that in its opinion, the number of securities requested to be included in such Company Registration Statement exceeds the number which can be
sold in  such  offering  without adversely  affecting  the  offering,        the
Company shall include in such Company Registration Statement the number of such securities which the Company is so advised can be sold in such offering without adversely affecting the offering, determined as follows:

                                    (i) first, the    securities proposed by the
Company to be sold for it own account, and

                                    (ii) second, any Restricted       Securities
requested to be included in such registration and any other securities of the Company in accordance with the priorities, if and then existing among the holders of such securities pro rata among the holders thereof requesting such registration on the basis of the number of shares of such securities requested to be included by such holders.

                           (4) The Company shall not be     obligated to include
Restricted Securities in more than one (1) Company Registration Statement.

                  (C) To the extent holder's Restricted Securities are intended to be included in a Company Registration Statement, holder may include any of its Restricted Securities in such Company Registration Statement pursuant to this Agreement only if holder furnishes to the Company in writing, within ten
(10) business days after receipt of a written request therefor, such information specified in Item 507 of Regulation S-K under the Act or such other information as the Company may reasonably request for use in connection with the Company Registration Statement or Prospectus or preliminary Prospectus included therein and in any application to the NASD. Holder as to which the Company Registration Statement is being effected agrees to furnish promptly to the Company all information required to be disclosed in order to make all information previously furnished to the Company by holder not materially misleading.

(l) Limitations on Amount of Conversion. Notwithstanding anything contained in this Note to the contrary, in no event shall any holder of Note be entitled or required to convert this Note in excess of that number of shares of Note which, upon giving effect to such conversion, would cause the aggregate number of shares of Common Stock beneficially owned by the holder and its affiliates to exceed 4.9% of the outstanding shares of the Company's Common Stock immediately following such conversion. For purposes of the foregoing proviso, the aggregate number of shares of Common Stock beneficially owned by the holder and its affiliates shall include the number of shares of Common Stock issuable upon conversion of this Note with respect to which the determination of such proviso is being made, but shall exclude the number of shares of Common Stock which would be issuable upon (i) conversion of the remaining, unconverted Note beneficially owned by such holder and its affiliates, and (ii) exercise or conversion of the unexercised or unconverted portion of any other securities of the Company (including without limitation any warrants) which are beneficially owned by the holder and its affiliates and which are subject to a limitation on conversion or exercise analogous to the limitation contained herein. Except as set forth in the preceding sentence, for purposes of this paragraph, beneficial ownership shall be calculated in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended. Any holder of Note may waive the foregoing limitations set forth in this paragraph by written notice to the Company upon not less than 30 days prior notice (with such waiver taking effect only upon the expiration of such 30-day notice period).


5.       EVENTS OF DEFAULT.

The occurrence and continuance of any one or more of the following events is herein referred to as an Event of Default:

(a) If the Company shall default in converting the applicable principal amount of this Note into Common Stock and delivering stock certificates in respect of such conversion within ten (10) "Business Days" (defined as any days on which national banks in the United States are open for business) from the Company's receipt of applicable notice of conversion pursuant to the provisions hereof, whether on the-Maturity Date or otherwise; or

(b) If the Company shall default in the payment of any installment of interest on this Note when payable in accordance with the terms thereof for more than ten
(10) calendar days after the same shall become due; or

(c) If the Company shall not, at the time of receipt of a Conversion Notice hereunder, have a sufficient number of authorized and unissued shares of its Common Stock available for issuance to the holder of this Note upon conversion of all or any portion of this Note in accordance with the terms hereof, and such default shall not have been remedied within sixty (60) calendar days from the date of such Conversion Notice; or

(d) If the Company shall default in the performance of or compliance with any of its material covenants or agreements contained herein and such default shall not have been remedied within thirty (30) calendar days after written notice thereof shall have been delivered to the Company by the holder of this Note; or

(e) If any representation or warranty made in writing by or on behalf of the Company in connection with the transactions contemplated thereby shall prove to have been false or incorrect in any material respect on the date as of which made; or

(f) If the Company or any of its Significant Subsidiaries shall make an assignment for the benefit of creditors, or shall admit in writing its inability to pay its debts as they become due, or shall file a voluntary petition in bankruptcy or shall have an order for relief under the Bankruptcy Act granted against it or them, or shall be adjudicated a bankrupt or insolvent, or shall file any petition or answer seeking for itself any reorganization, arrangement, composition, readjustment, liquidation, dissolution or similar relief under any present or future statute, law or regulation, or shall file any answer admitting or not contesting the material allegations of a petition filed against the Company or any of its Significant Subsidiaries in any such proceeding, or shall seek or consent to or acquiesce in the appointment of any trustee, custodian, receiver or liquidator of the Company or of all or any substantial part of the properties of the Company or any of its Significant Subsidiaries, or the

Company or its directors shall take any action looking to the dissolution or liquidation of the Company or any of its Significant Subsidiaries. For purposes of this Section 5(f), the term Significant Subsidiary shall mean and include Bass American Petroleum Corp. and any other person, firm or corporation (i) more than 50% of the common stock or equity interests of which are owned of record by the Company or any Subsidiary of the Company, and (ii) the net income before taxes or total assets of which represent more than 15% of the consolidated net income before taxes or consolidated assets of the Company and all of its Subsidiaries; of

(g) If, within sixty (60) days after the commencement of any proceeding against the Company or any Significant Subsidiary seeking any reorganization, arrangement, composition, readjustment, liquidation, dissolution or similar relief under any present or future statute, law or regulation, such proceeding shall not have been dismissed, or if, within sixty (60) days after the appointment, without the consent or acquiescence of the Company or any Significant Subsidiary, of any trustee, receiver or liquidator of the Company or any Significant Subsidiary or of all or any substantial part of the properties of the Company or any Significant Subsidiary, such appointment shall not have been vacated.

6.       REMEDIES ON DEFAULT; ACCELERATION.

Upon the occurrence and during the continuance of an Event of Default, the entire unpaid balance of principal and accrued interest on this Note may be accelerated and declared to be immediately due and payable by the Payee. Unless waived by the written consent of the Payee and other holder of any of the Note at the time outstanding may proceed to protect and enforce the rights of such holder by an action at law, suit in equity or other appropriate proceeding, whether for the specific performance of any agreement contained herein, or for an injunction against a violation of any of the terms hereof, or in aid of the exercise of any power granted hereby or by law. In the event of an Event of Default, the Company agrees to pay to the holder of this Note such further amount as shall be sufficient to cover the cost and expense of collection, including, without limitation, reasonable attorneys' fees and expenses. No course of dealing and no delay on the part of the holder of this Note in exercising any right, power or remedy shall operate as a waiver thereof or otherwise prejudice such holder's rights, powers and remedies. No right, power or remedy conferred hereby upon the holder hereof shall be exclusive of any other right, power or remedy referred to herein nor now or hereafter available at law, in equity, by statute or otherwise.

7.       NOTICES.

All notices, requests, demands or other communications hereunder shall be in writing and personally addressed or sent by telecopier or by registered or certified mail, return receipt requested, postage pre-paid, addressed or telecopied as follows or to such other address or telecopier number of which notice has been given pursuant hereto:

         If to the Company:            Environmental Remediation Holding Corp.
                                       3-5 Audrey Avenue
                                       Oyster Bay, New York 11771
                                       Attn: James A. Griffin, Secretary

                     Fax (516) 922-4312

                           -and-

                     Environmental Remediation Holding Corp.
                     Attn: Noreen Wilson, Vice President and
                     Chief Financial Officer
                     Fax (561) 624-1171

   with copy to:                      Mintmire & Associates
                                      265 Sunrise Avenue, Suite 204
                                      Palm Beach, FL  33480
                                      Attn:  Donald F. Mintmire, Esq.
                                      Fax (561) 659-5371

   If to the Holder:                  to such Holder at the address set forth
                                      on the records of the
                                      Company. In addition, copies of all such notices or other communications shall be concurrently delivered by the person giving the same to each person who has been identified to the
                                      Company by such Holder as a person who
                                      is to receive copies of such notices.


8.       GOVERNING LAW.

This Note shall be governed by, and construed and interpreted in accordance with, the laws of the State of Florida, without giving effect to conflict of law principles.

9.       SUBORDINATION TO SENIOR DEBT.

(a) Payment of the principal of and interest on this Note is subordinated, to the extent and in the manner provided herein, to the prior payment of all indebtedness of the Company and/or all Subsidiaries of the Company, for money borrowed or other obligations which is now or may hereafter be owed (collectively, "Senior Debt") to any bank, commercial finance company, factor, insurance company or other institution the lending activities are regulated by law (individually, a "Senior Lender" and collectively, "Senior Lenders"), which may, hereafter on any one or more occasions provide financing to the Company or any of its Subsidiaries, secured by liens on any of the assets and properties of the Company and/or any of its Subsidiaries (individually and collectively, an "Institutional Borrower").

(b) Upon any payment or distribution of assets or securities of the Institutional Borrower, as the case may be, of any kind or character, whether in cash, property or securities, upon any dissolution or winding up or total or partial liquidation or reorganization of the Institutional Borrower, whether voluntary or involuntary or in bankruptcy, insolvency, receivership or other proceedings, all amounts payable under Senior Debt shall first be paid in full in cash, or payment provided for in cash or cash equivalents, before the holder hereof shall be entitled to receive any payment on account of principal of or interest on this Note. Before any payment may be made by the Institutional Borrower of the principal of or interest on this Note upon any such dissolution or winding up or liquidation or reorganization, any payment or distribution of assets or securities of the Institutional Borrower of any kind of character, whether in cash, property or securities, to which the holder hereof would be entitled, except for the provisions of this Section 9, shall be made by the Institutional Borrower or by any receiver, trustee in bankruptcy, liquidating trustee, agent or other person making such payment or distribution, directly to the holders of Senior Debt or their representatives to the extent necessary to pay all such Senior Debt in full after giving effect to any concurrent payment or distribution to the holders of such Senior Debt.

(c) Upon the happening of any default in payment of the principal of or interest on any Senior Debt, then, unless and until such default shall have been cured or waived or shall have ceased to exist, no direct or indirect payment in cash, property or securities, by set-off or otherwise, shall be made or agreed to be made by the Institutional Borrower on account of the principal of or interest on this Note.

(d) Upon the happening of an event of default (other than under circumstances when the terms of Section 9(c) above are applicable) with respect to any Senior Debt pursuant to which the holder thereof is entitled under the terms of such Senior Debt to accelerate the maturity thereof, and upon written notice thereof given to each of the Institutional Borrower and the holder of this Note by such holder of Senior Debt ("Payment Notice"), then, unless and until such event of default shall have been cured or waived or shall have ceased to exist, no action shall or may be taken for collection of any amounts under this Note, and no direct or indirect payment in cash, property or securities, by set-off or otherwise, shall be made or agreed to be made by the Institutional Borrower an account of the principal of or interest on this Note until such Senior Debt has been paid in full accordance with its terms.

(e) In the event than, notwithstanding the provisions of this Section 9, any payment shall be made on account of the principal of or interest on this Note in contravention of such provisions, then such payment shall be held for the benefit of, and shall be paid over and delivered to, the holders of such Senior Debt remaining unpaid to the extent necessary to pay in fall in cash or cash equivalents the principal of and interest on such Senior Debt in accordance with its terms after giving effect to any concurrent payment or distribution to the holders of such Senior Debt.

(f)      Nothing contained in this Section 9 shall

         (i) impair the conversion rights of the holder hereof referred to in
Section 4 above,

         (ii) impair, as between the Company and the holder of this Note, the obligation of the Company, which is absolute and unconditional, to pay to the holder hereof principal and interest as the same shall become due and payable, or (iii) prevent the holder hereof from exercising all rights, powers and remedies otherwise provided herein or by applicable law, all subject to the express limitations provided herein.

(g) Upon the occurrence of an Event of Default, if any Senior Debt shall then be outstanding, no acceleration of the maturity of this Note shall be effective until the earlier of (i) ten (10) days shall have passed following the date of delivery to the Institutional Borrower by a Senior Lender(s) of written notice of acceleration of any Senior Debt, or (ii) the maturity of any then outstanding Senior Debt shall have been accelerated by reason of a default hereon. The Company may pay the holder hereof any defaulted payment and all other amounts due following any such acceleration of the maturity of this Note if this Section 9 would not prohibit such payment to be made at that time.

(h) Upon payment in full of all Senior Debt, the Payee of this Note shall be subrogated to the rights of the holder or holders of Senior Debt to receive all payments or distributions applicable on Senior Debt to the extent of the prior application thereto of moneys or other assets which would have been received in respect of this Note, but for these subordination provisions, until the principal of, and interest on, this Note shall have been paid in full.

(i)      The Payee, by accepting this Note

         (i) shall be bound by all of the foregoing subordination provisions;

         (ii) agrees expressly for the benefit of the present and future holders of Senior Debt that this Note is subject to the foregoing subordination provisions; (iii) authorizes such persons as shall be designated by all holders of Senior Debt at any given time, on his or its benefit to execute and deliver such agreements, assignments, proofs of claim and other documents appropriate to effectuate the foregoing subordination provisions; and (iv) hereby appoints the person so designated his or its attorney-in-fact for such purpose.

(j) The foregoing subordination provisions shall be for the benefit of all holders of Senior Debt from time to time outstanding, and each of such holders may proceed to enforce such provisions either directly against the holder hereof or in any other manner provided by law.

(k) Notwithstanding anything to the contrary set forth in this Section 9, the security interest of the holder of this Note (as specified in Section 10 hereof) is subject and subordinated only to the prior first lien and security interest of any holder of Senior Debt of the Company, unless otherwise expressly consented to in writing by the Payee.

10.               PERMITTED PAYMENTS.

Notwithstanding the provisions of Section 9 of this Note, and provided that no default or event of default (or event which, with the passage of time or giving of notice or both) has occurred, will occur as a result of the "Permitted Payment" (herein defined), or will occur with the passage of time or giving of notice or both, under any document or instrument evidencing such Senior Debt, the Company may pay to the Payee, and the Payee may accept from the Company, the principal payments of, and/or interest payments on, the outstanding principal amount of this Note when due on an unaccelerated basis (herein, "Permitted Payments"); it being understood and agreed by the Payee by accepting this Note that neither:

(a) the payment terms set forth in Section l of this Note;

(b) the subordination provisions contained in Section 9 of this Note, nor

(c) the provisions of this Section 10 of this Note, may be modified or amended without the prior written consent of each and every holder of Senior Debt.

11.      SUCCESSORS AND ASSIGNS.

This Note shall be binding upon and inure to the benefit of the Company and the holder hereof and their respective successors and assigns; provided, however, that the Company may not transfer or assign any of its rights or obligations hereunder without the prior written consent of the holder hereof.

IN WITNESS WHEREOF, the Company has caused this Note to be executed by its duly authorized officers as of the date first set forth above.



                       ENVIRONMENTAL REMEDIATION HOLDING CORP.


                       By:     ______________________________________
                               Noreen G. Wilson , Chief Financial Officer

                       Attest: ___________________________________



EXHIBIT 4.2

This Warrant, and the securities issuable upon the exercise of this Warrant, have not been registered under the Securities Act of 1933, as amended (the "Act") or applicable state law and may not be sold, transferred or otherwise disposed of unless registered under the Act and any applicable state act or unless the Company is satisfied that this Warrant and the underlying securities may be transferred without registration under the Act.


                                  April 9, 1998


                        ENVIRONMENTAL REMEDIATION HOLDING
                                   CORPORATION

                    Redeemable Common Stock Purchase Warrant

                       VOID AFTER 5:00 P.M., EASTERN TIME

                                  April 8, 2001


         FOR VALUE RECEIVED, Environmental Remediation Holding Corporation, a Colorado corporation

(the "Company"), promises to issue in the name of, and sell and deliver to, _____________________________, (the "Holder"), or the Holder's registered transferee or assignee (also the "Holder"), a certificate or certificates for an aggregate of ___________ shares (the "Shares") of Common Stock, $0.0001 par value per share (the "Common Stock"), of the Company, at any time on or before the later of 5:00 p.m., Eastern Time, on April 8, 2001 (the "Exercise Period"), upon payment therefore of $1.25 per Share in lawful funds of the United States of America.

         1. Exercise of the Warrant. In case the Holder of this Warrant shall desire to exercise this Warrant in whole or in part, the Holder shall surrender this Warrant, with the form of exercise notice on the last page hereof duly executed by the Holder, to the Company, accompanied by payment of the Exercise Price of $1.25 per Warrant.

                  (a) This Warrant may be exercised in whole or in part but not for fractional Shares. In case of the exercise in part only, the Company will deliver to the Holder a new Warrant of like tenor in the name of the Holder evidencing the right to purchase the number of Shares as to which this Warrant has not been exercised.

                  (b) This Warrant may also be exercised by the Warrant Holder, in whole or in part, at any time and from time to time and from time to time during the Exercise Period by presentation and surrender of this Warrant to the Company at its principal executive offices with a written notice of the Warrant Holder's intention to effect a cashless exercise, including a calculation of the number of shares of Common Stock to be issued upon such exercise in accordance with the terms hereof (a "Cashless Exercise"). In the event of a Cashless Exercise, the holder shall surrender this Warrant for that number of shares of Common Stock determined by
                            (i) multiplying the number of Shares for which this
Warrant is being exercised by the per share warrant value as defined in Section 1(c) herein; and

                           (ii) dividing the product by the bid price of one
share of the Common Stock on the trading day next preceding the date of exercise as defined in Section 1(d) hereof.

In the event that the Warrant is not exercised in full, the number of Shares shall be reduced by the number of such Shares for which this Warrant is exercised, and the Company, at its expense, shall forthwith issue and deliver to or upon the order of the Holder a new Warrant of like tenor in the name of the Holder or as the Holder may request, reflecting such adjusted number of Shares.

                  (c) As used herein "Per Share Warrant Value" shall mean the difference resulting from subtracting the Exercise Price from the bid price of one share of Common Stock on the trading day next preceding the Date of Exercise.

                  (d) As used herein "Date of Exercise" shall mean the date that the advance copy of the Form of Exercise set forth herein is sent by facsimile to the Company, provided that the original Warrant and Form of Exercise are received by the Company within three (3) business days. If the Warrant Holder has not sent advance notice by facsimile, the Date of Exercise shall be the date the original Form of Exercise is received by the Company.

         2.       Covenants of the Company.  The Company hereby covenants    and
agrees that prior to the expiration of this Warrant by exercise or by its terms:

                  (a) The Company shall at all times reserve and keep available, out of its authorized and unissued share capital, solely for the purpose of providing for the exercise, forthwith upon the request of the Holder of the Warrants then outstanding and in effect, such number of shares of Common Stock, as shall, from time to time, be sufficient for the exercise of the Warrants. The Company shall, from time to time, in accordance with the laws of the State of Florida, increase the authorized amount of its share capital if at any time the number of shares of

Common Stock remaining unissued and unreserved for other purposes shall not be sufficient to permit the exercise of the Warrants then outstanding and in effect.

                  (b) The Company covenants and agrees that all shares that may be issued upon the exercise of the rights represented by this Warrant will, upon issuance, be validly issued, fully paid and non-assessable, and free from all taxes, liens and charges with respect to the issue thereof.

         3. Loss, Theft, Destruction or Mutilation. In case this Warrant shall become mutilated or defaced or be destroyed, lost or stolen, the Company shall execute and deliver a new Warrant in exchange for and upon surrender and cancellation of such mutilated or defaced Warrant or in lieu of and in substitution for such warrant so destroyed, lost, or stolen, upon the Holder of such Warrant filing with the Company such evidence satisfactory to it that such Warrant has been so mutilated, defaced, destroyed, lost or stolen and of the ownership thereof by the Holder; provided, however, that the Company shall be entitled, as a condition to the execution and delivery of such new Warrant, to demand indemnity satisfactory to it and payment of expenses and charges incurred in connection with the delivery of such new Warrant, and may demand a bond from the Holder. Any Warrant so surrendered to the Company shall be canceled.

         4. Record Owner. At the time of the surrender of this Warrant, together with the form of subscription properly executed and payment of the Exercise Price, the person exercising this Warrant shall be deemed to be the Holder of record of the Common Stock deliverable upon such exercise, in whole or in part, notwithstanding that the stock transfer books of the Company shall then be closed or that certificates representing such securities shall not then be actually delivered to such person.

         5. Mailing of Notices, etc. All notices and other communications from the Company to the Holder of this Warrant shall be mailed by first-class registered or certified mail, return receipt requested, potage prepaid, to the Holder at the address set forth in the records of the Company, or to such other address furnished to the Company in writing from time to time by the Holder of this Warrant.

         6. Registration Under the Securities Act of 1933, as amended. Neither this Warrant nor the Shares underlying it have been registered under the Securities Act of 1933, as amended (the "Act"). Unless and until registered under the Act, this Warrant and all replacement Warrants shall bear the following legend:

         This Warrant, and the securities issuable upon the exercise of this Warrant, have not been registered under the Securities Act of 1933, as amended (the "Act") or applicable state law and may not be sold, transferred or otherwise disposed of unless registered under the Act and any applicable state act or unless the Company is satisfied that this Warrant and the underling securities may be transferred without registration under the Act.

         The Shares issuable upon exercise of this Warrant shall be Rule 144 restricted shares (the "Restricted Securities"). After issuance of the Shares, Company agrees to use its best efforts to assist Holder in registering the Shares or to register the Shares under the Act subject to the rules, regulations, and other provisions of said Act.

         7.       Piggyback Registration.

                  (a) At any time that the Company proposes to file a Company registration statement on Form S-1 under the Act (the "Registrations Statement"), either for its own account or for the account of a stockholder or stockholders, the Company shall give the Holder written notice of its intention to do so and of the intended method of sale (the "Registration Notice") within a reasonable time prior to the anticipated filing date of the Company's

Registration Statement effecting such Company registration. Holder may request inclusion of any Restricted Securities in such Registration Statement by delivering to the Company, within ten (10) Business Days after receipt of the Registration Notice, a written notice (the "Piggyback Notice") stating the number of Restricted Securities proposed to be included and that such shares are to be included in any underwriting only on the same terms and conditions as the shares of Common Stock otherwise being sold through underwriters under such Company Registration Statement. The Company shall use its best efforts to cause all Restricted Securities specified in the Piggyback Notice to be included in the Company Registration Statement and any related offering, all to the extent requisite to permit the sale by the Holder of its Restricted Securities in accordance with the method of sale applicable to the other shares of Common Stock included in such Company Registration Statement; provided, however, that if, at any time after giving written notice of its intention to register any securities and prior to the effective date of the Company Registration Statement filed in connection with such registration, the Company shall determine for any reason not to register or to delay registration of Holder's Restricted
Securities, the Company may, at its election, give written notice of such determination to Holder and, thereupon:

                           (i) in the ease of a determination not to   register,
shall be relieved of its obligation to register Holder's Restricted Securities in connection with such registration (but not from its obligation to pay the registration expenses in connection therewith), and

                           (ii) in the case of a delay in registering, shall  be
permitted to delay registering Holder's Restricted Securities for       the same
period as the delay in registering such other securities.

                  (b) The Company's obligation to include Restricted Securities in a Company's Registration Statement pursuant to Section 7(a) shall be subject to the following limitations:

                           (i)     The Company may elect, at its sole option and
for any reason, not to register Holder's Restricted Shares, provided however, that this right is limited to one (1) time and relative to one (1) particular Company Registration Statement.

                           (ii) The Company shall not be obligated to    include
any Restricted Securities in a registration  statement      filed  on Form  S-4,
Form  S-8 or such  other  similar successor forms then in effect under       the
Securities Act.

                           (iii) If a Company Registration Statement involves an
underwritten     offering      and       the       managing          underwriter
advises      the       Company    in    writing   that    in  its  opinion,  the
number of securities requested to be included in such Company Registration Statement exceeds the number which can be sold in such offering without adversely affecting the offering, the Company shall include in such Company Registration Statement the number of such securities which the Company is so advised can be sold in such offering without adversely affecting the offering, determined as follows:

                                    (A) first, the securities proposed by    the
Company to be sold for it own account, and

                                    (B) second,   any    Restricted   Securities
requested          to          be            included           in          such
registration and any other securities of the Company in accordance with the priorities, if and then existing among the holders of such securities pro rata among the holders thereof requesting such registration on the basis of the number of shares of such securities requested to be included by such holders.

                           (iv) The Company shall not be    obligated to include
Restricted Securities in more than one (1) Company Registration Statement.

                  (c)      To the extent Holder's Restricted Securities      are
intended to be included in a Company

Registration Statement, Holder may include any of its Restricted Securities in such Company Registration Statement pursuant to this Agreement only if Holder furnishes to the Company in writing, within ten (10) business days after receipt of a written request therefor, such information specified in Item 507 of Regulation S-K under the Act or such other information as the Company may reasonably request for use in connection with the Company Registration Statement or Prospectus or preliminary Prospectus included therein and in any application to the NASD. Holder as to which the Company Registration Statement is being effected agrees to furnish promptly to the Company all information required to be disclosed in order to make all information previously furnished to the Company by Holder not materially misleading.

         8.       Antidilution Provision. The Exercise Price in effect from time
to time shall be, subject to adjustment in accordance with the provisions     of
this Section 8.

                  (a) Adjustments for Stock Splits and Combinations. If the Company shall at any time or from time to time after the date hereof, effect a stock split of the outstanding Common Stock, the applicable Exercise Price in effect immediately prior to the stock split shall be proportionately decreased. If the Company shall at any time or from time to time after the date hereof, combine the outstanding shares of Common Stock, the applicable Exercise Price in effect immediately prior to the combination shall be proportionately increased. Any adjustments under this Section 8(a) shall be effective at the close of business on the date the stock split or combination occurs.

                  (b) Adjustments for Certain Dividends and Distributions. If the Company shall at any time or from time after the date hereof, make or issue or set a record date for the determination of holders of Common Stock entitled to receive a dividend or other distribution payable in shares of Common Stock, then, and in each event, the applicable Exercise Price in effect immediately prior to such event shall be decreased as of the time of such issuance or, in the event such a record date shall have been fixed, as of the close of business on such record date, by multiplying, as applicable, the applicable Exercise Price then in effect by a fraction;

                           (i) the numerator of which shall be the total  number
of shares of Common Stock issued and outstanding immediately prior to the time of such issuance or the close of business on such record date; and

                           (ii) the denominator of which shall be the      total
number of shares of Common Stock issued and   outstanding  immediately  prior to
the          time             of         such        issuance    or          the
close of business on such record date plus the number of shares of Common Stock issuable in payment of such dividend or distribution.

                  (c) Adjustment for Other Dividends and Distributions. If the Company shall at any time or from time to time after the date hereof, make or issue or set a record date for the determination of holders of Common Stock entitled to receive a dividend or other distribution payable in other than shares of Common Stock, then, and in each event, an appropriate revision to the Exercise Price shall be made and provision shall be made (by adjustments of the Exercise Price or otherwise) so that the holder of this Note shall receive upon conversions thereof, in addition to the number of shares of Common Stock receivable thereon, the number of securities of the Company which they would have received had this Note been converted into Common Stock on the date of such event and had thereafter, during the period from the date of such event to and including the date hereof, retained such securities (together with any distributions payable thereon during such period), giving application to all adjustments called for during such period under this Section 8(c) with respect to the rights of the holders of the Warrant.

                  (d) Adjustments for Reclassification, Exchange or Substitution. If the Common Stock issuable upon conversion of this Warrant at any time or from time to time after the date hereof shall be changed into the same or different number of shares of any class or classes of stock, whether by reclassification, exchange, substitution or otherwise (other than by way of a stock split or combination of shares or stock dividends provided for in Sections 8(a), (b) and (c), or a reorganization, merger, consolidation, or sale of assets provided for in Section 8(e), then, and in each event, an appropriate revision to the Exercise Price shall by made and provisions shall be made (by adjustments of the Exercise Price of otherwise) so that the holder of this Warrant shall have the right thereafter to convert such Warrant into the kind and amount of shares of stock and other securities receivable upon reclassification, exchange, substitution or other change, by holders of the number of shares of Common Stock into which such Warrant might have been converted immediately prior to such reclassification, exchange, substitution or other change, all subject to further adjustment as provided herein.

                  (e) Adjustments for Reorganization, Merger, Consolidation or Sales of Assets. If at any time or from time to time after the date hereof there shall be a capital reorganization of the Company (other than by way of a stock split or combination of shares or stock dividends or distributions provided for in Section 8(a), (b), and (c), or a reclassification, exchange or substitution of shares provided for in Section 8(d), or a merger or consolidation of the Company with or into another corporation, or the sale of all or substantially all of the Company's properties or assets to any other person, then as a part of such reorganization, merger, consolidation, or sale, an appropriate revision to the Exercise Price shall be made and provision shall be made (by adjustments of the Exercise Price or otherwise) so that the holder of this Warrant shall have the right thereafter to convert this Warrant into the kind and amount of shares of stock and other securities or property of the Company or any successor corporation resulting from such reorganization, merger, consolidation, or sale, to which a holder of Common Stock deliverable upon conversion of such shares would have been entitled upon such reorganization, merger, consolidation, or sale, to which a holder of Common Stock deliverable upon conversion of such shares would have been entitled upon such reorganization, merger, consolidation, or sale. In any such case, appropriate adjustment shall be made in the application of the provisions of this Section 8(e) with respect to the rights of the holders of this Warrant after the reorganization, merger, consolidation, or sale to the end that the provisions of this Section 8(e) (including any adjustment in the applicable conversion ratio then in effect and the number of shares of stock or other securities deliverable upon conversion of this Warrant) shall be applied after that event in as nearly an equivalent manner as may be practicable.

         9. Laws of the State of Florida. This Warrant shall be governed by, interpreted under and construed in all respects in accordance with, the laws of the State of Florida, irrespective of the place of domicile or residence of any party.

         10. Entire Agreement and Modification. The Company and the Holder of this Warrant hereby represent and warrant that this Warrant is intended to and does contain and embody all of the understandings and agreements, both written and oral, of the parties hereto with respect to the subject matter of this Warrant, and that there exists no oral agreement or understanding, express or implied, whereby the absolute, final and unconditional character and nature of this Warrant shall be in any way invalidated, empowered or affected. A modification or waiver of any of the terms, conditions or provisions of this Warrant shall be effective only if made in writing and executed with the same formality as this Warrant.

         11. Controlling Document. Notwithstanding anything contained herein, in the event of conflict between any provision contained herein and those contained in a certain note of even date simultaneously delivered to Holder (the "Note"), which Notes is incorporated herein by reference, the provisions contained in the Note shall control.

         This Warrant will become wholly void and of no effect and the rights evidenced hereby will terminate unless exercised in accordance with the terms and provisions hereof at or before 5:00 p.m., Eastern Time, on the Expiration Date.

                                FORM OF EXERCISE




         The undersigned hereby irrevocably elects to exercise the purchase rights represented by this Warrant for, and to purchase thereunder, _________________ Shares of Common Stock, $0.0001 par value per share, of Environmental Remediation Holding Corporation, and herewith makes payment of $1.25 per Share, or a total of $____________________ therefore, and request that such Shares be issued to:



(print name)


---------------------------------
(address)

---------------------------------
(social security number)

Dated:

                            (signature must conform in all respects to name of Holder as specified on the face of this Warrant)

                               FORM OF ASSIGNMENT




         FOR VALUE RECEIVED, the undersigned hereby sells, assigns, and transfers unto __________________________________________ the right represented by this Warrant to purchase _________________ Shares of Common Stock, $0.0001 par value per Share of Environmental Remediation Holding Corporation to which this Warrant relates, and appoints ___________________________________, attorney to transfer said right on the books of the Company with full power of substitution in the premises.


Dated:

                           (signature must conform in all respects to name of Holder as specified on the face of this Warrant)

         IN WITNESS WHEREOF, the Company, by its duly authorized officer, has executed this Warrant this 9th day of April, 1998.


Attest:                        Environmental Remediation
                               Holding Corporation

____________________________   By:      ______________________________
                                        Noreen Wilson CFO and
                                        Vice President

(CORPORATE SEAL)

EXHIBIT 4.3

EXHIBIT 4.4

Security Capital Trading, Inc.
520 Madison Avenue, 10th Floor, New York, New York 10022 - (212)338-2000 - Fax
(212)338-2020

                                                                    May 7, 1998
Mr. Sam L. Bass, Jr.
President and C.E.O.
Environmental Remediation Holding Corp.
1686 General Mouton
Lafayette, LA 70508

Dear Mr. Bass:

         This will confirm Security Capital Trading, Inc.'s intent to act as the Managing Underwriter (the "Representative")in connection with the proposed public offering of $50,000,000principal amount of 10% Subordinated Convertible Debentures (the "Convertible Debentures") of Environmental Remediation Holding Corp. (the "Company"). It is contemplated that the Representative shall underwrite the Convertible Debentures on a firm commitment basis. The Convertible Debentures shall mature 7 years after issuance and shall be initially convertible into shares of Common Stock at a price equivalent to 120% of the closing bid price of a share of Common Stock on the effective date of the Registration Statement hereinafter referred to (the "Conversion Price"). The holders thereof shall be entitled to receive interest at the rate of 10% per annum, payable semi-annually. The Convertible Debentures may be redeemed at its option of the Company at any time and from time to time commencing thirty-six
(36) months after the effective date of the Registration Statement at a redemption price equal to face amount, plus all accrued and unpaid interest, provided that the Convertible Debentures may not be redeemed unless the closing bid price for the 20 consecutive trading days prior to the date of notice of redemption has equaled or exceeded 150% of the closing price of the Common Stock, subject to certain adjustments. The Representative acting as Managing Underwriter shall be subject to the following general terms and qualifications:

     1. The Company will, as soon as practicable, file with the Securities and Exchange Commission a Registration Statement on Form S-1 (or other appropriate form) covering the proposed public offering which shall include all audited and unaudited financial statements for such periods as may be required by the Registration Statement. Such Registration Statement, at the time it becomes effective, shall be in form and substance satisfactory to the Representative and to the Company and to their representative counsel.

     2. On or about the effective date of the Registration Statement, it is contemplated that the Representative shall enter into an Underwriting Agreement with the Company in form and in substance satisfactory to counsel for the Representative and the Company. The Underwriting Agreement will provide that the Representative shall purchase on a firm, and not on any other basis, the Convertible Debentures at a discount equaling 7.5% of the public offering price thereof. Said Underwriting

     Agreement will further provide that the Representative will have an option to purchase all or part of an additional fifteen (15) percent of the Convertible Debentures from the Company to cover any over-allotments for a period of forty-five (45) days from the effective date of the Registration Statement upon the same terms and conditions and shall contain such other terms and conditions as are customary in such agreements.

     3. It shall be the Company's obligation, wither or not the offering is consummated, to bear all expenses in connection with the proposed offering, including, but not limited to, the following: filing fees, printing costs, due diligence expenses, including experts, expense of tombstone advertisements, advertising costs and expenses, including, but not limited to, costs and expenses in connection with the "road show", information meetings and presentations, registrar, indenture trustee fees and expenses, transfer agent fees, postage and mailing expenses with respect to the transmission of prospectuses, Company counsel and accounting fees, issue and transfer taxes, if any, and Blue Sky counsel fees and expenses. It is agreed that the Representative's counsel shall perform the required Blue Sky legal services. In this connection, Blue Sky applications shall be made in such states and jurisdictions as shall be requested by the Representative provided that such states and jurisdictions do not require the Company to qualify as a foreign corporation or to file a general consent to service of process.

     4. In addition to the compensation paid pursuant to Paragraph 2, the Company agrees to pay the Representative a non-accountable expense allowance equal to 2.5% of the gross proceeds of the proposed public offering. It is understood that the Company has previously paid a $30,000 Engagement Fee to another underwriter who has subsequently withdrawn from financing commitments. The Company will use its best efforts to recover this fee and such amount recovered will be paid to the Placement Agent as an advance against costs incurred. In addition, the Company will pay the Placement Agent an additional $20,000 which is payable upon the initial filing of the Company's Registration Statement. The difference between the combined Engagement Fee of $40,kl000 and the 2.5% non-accountable expense allowance shall be paid at Closing.

     If the Representative does not or fails to enter into the proposed Underwriting Agreement, and the reasons therefor are reasonably related to a material adverse change in the business or financial results, prospects or condition of the Company, or a material adverse change in market conditions or if the proposed public offering is not completed because of the Company's actions or failure to take such actions as are reasonably required hereunder and the Representative is prepared to perform in accordance with the terms herein, then, in any such case, the Company agrees to promptly pay the Representative its actual out-of-pocket expenses (on an accountable basis), provided that the advanced referred to in paragraph 4 above shall be first offset against such expenses. In addition, the Company shall remain liable for all Blue Sky counsel fees and expenses and Blue Sky filing fees.

     5. The Company shall issue and sell, at the closing of the proposed underwriting, to the Representative and/or its designee, five (5 ) year warrants to purchase such number of shares of Common Stocks as shall equal ten percent (10%) of the aggregate principal amount of Convertible Debentures (excluding the over-allotment option) being underwritten for the account of the Company divided by the Conversion price per share at a price of $.0001 per warrant (the "Warrants"). The Warrants shall be exercisable at any time during a period of four(4) years commencing at the beginning of the second year after their issuance and sale at a price equaling 120% of the Conversion Price. The Company agrees that, for a period of seven (7) years from the date of the closing of the public offering (the "Closing"), if the Company intends to file a Registration Statement or Statements for the public sale of securities for cash (other than a Form S-8, S-4 or comparable Registration Statement), it will notify all of the holders of the Warrants and/or underlying securities and if so requested, it will include therein material to permit a public offering of the securities underlying said Warrants at the expense of the Company (excluding fees and expenses of the holder's counsel and any underwriting or selling commissions). In addition, for a period of five (5)years from such date, upon the written demand of holder(s) representing a majority of the Warrants, the Company agrees, on one occasion, to promptly register the underlying securities at the expense of the Company (excluding fees and expenses of the holder's counsel and any underwriting or selling commissions).

     6. Except upon the consent of the Company and Representative, all officers and directors and holders of 5% or more of the shares of Common Stock, and securities exercisable, convertible or exchangeable for shares of Common Stock, shall agree not to, directly or indirectly, offer, sell, transfer, pledge, assign, hypothecate or otherwise encumber any shares or convertible securities whether or not owned, or otherwise dispose of any interest therein under Rule 144 or otherwise, for a period of not less than twelve (12) months following the effective date of the Registration Statement. An appropriate legend shall be marked on the face of stock certificates representing all of such shares of Common Stock. In addition, without the consent of the Representative, the Company shall not sell or offer for sale any of its securities commencing on the date hereof and for a period of twelve (12) months following the effective date of the Registration Statement, except pursuant to options existing on the date hereof.


     7. On the effective date of the Registration Statement, the Company shall have an authorization of capital stock reasonably satisfactory to the
Representative. In this connection, on the effective date, there shall not be any more than twenty-five million (25,000,000) shares of Common Stock outstanding (including securities with equivalent rights as the Common Stock and shares of Common Stock or such equivalent securities issuable upon exercise of any and all options, warrants and other contract rights and securities, directly or indirectly, into shares of Common Stock or such equivalent securities).

     8. The Company represents that consummation of the transactions contemplated herein will not as of the effective date of the Registration Statement result in a material breach of any of the terms, provisions or conditions of any written agreement to which it is a party.

     9. The Company's financial and operational history, its present condition, financial and otherwise, and its prospects shall be substantially as represented to us. The Company shall supply the Representative with such financial
statements,   contracts  and  other  corporate  records  and  documents  as  the
Representative shall deem necessary and it shall supply counsel for the Representative with all financial statements, contracts, documents and other corporate papers as may be requested by them. In addition, the Representative shall be fully informed of any events that might have a material effect on the financial condition of the Company. If, in the reasonable opinion of the Representative, the condition of the Company, financial or otherwise, and its prospects do not fulfill its expectations, the Representative shall have the sole discretion to review and determine its continued interest in the proposed underwriting. In this connection, we expect that, prior to the initial filing of the Registration Statement, the Company shall have entered into employment agreements with such individuals as we shall request and purchased "key man" life insurance on such individuals, all on terms and conditions reasonably satisfactory to the Representative.


     10. It is understood that the Representative may enter into other agreements with broker/dealers who shall act as co-underwriters and/or dealers in connection with the proposed public offering contemplated herein, but the Company shall have no liability to such persons for fees and expenses incurred in connection with their participation in such offering.

     11. The Representative shall not be responsible for any expense of the Company or others for any charges or claims related to the proposed financing or otherwise if the sale of Convertible Debentures contemplated by this letter is not consummated.

     12. The Company agrees that as of the effective date of the Registration Statement, there will be no claims or payments for services in the nature of a finder's fee with respect to the proposed public offering or any other arrangements, agreements or understandings that may affect the Representative's compensation, as determined by the National Association of Securities Dealers, Inc.
     13. On the effective date of the Registration Statement, the Company shall have engaged an indenture trustee reasonably acceptable to the Representative.

     14. The Underwriting Agreement shall further provide that the Representative shall have the right to designate for election one person to the Company's Board of Directors for a period of five (5) years after the effective date of the Registration Statement. In the event the Representative elects not to exercise such right, then it may designate one person to attend Board of Directors meetings. Such personal shall be entitled to attend all such meetings and to receive all notices and other correspondence and communications sent by the Company to members of the Board of Directors. The Company shall so reimburse designees of the Representative for their out-of-pocket expenses incurred in connection with their attendance of the Company's Board of Directors meetings.

         As long as the Representative is proceeding in good faith, the Company covenants and agrees not to negotiate with any other underwriter or other person relating to a possible public offering of securities pending the completion of the public offering contemplated herein. Please affix your signature in the place designated and by doing so, the Company will confirm our general understanding in connection with the proposed public offering referred to herein, subject to the execution of an Underwriting Agreement. This letter shall serve as an indication of our mutual intention as regards to the proposed public offering stated herein and shall not bind either party except to the responsibilities referred to in paragraphs 4 and 11 herein. No binding commitment upon either party to proceed with the offering will arise until the execution of the Underwriting Agreement.

                                                 Very truly yours,

                                                 SECURITY CAPITAL TRADING, INC.

                                                  By: /S/ Ronald M. Heineman

                                                      Ronald M. Heineman
                                                      President

The arrangements in the foregoing letter is satisfactory to us:

ENVIRONMENTAL REMEDIATION HOLDING CORP.

By:     /S/James A. Griffin

        James A. Griffin, Esq.
        Secretary/Treasurer

Security Capital Trading, Inc.
520 Madison Avenue, 10th Floor, New York, New York 10022 - (212)338-2000 - Fax
(212)338-2020

                                                                    May 7, 1998
Mr. Sam L. Bass, Jr.
President and C.E.O.
Environmental Remediation Holding Corp.
1686 General Mouton
Lafayette, LA 70508

Dear Mr. Bass:

         This will confirm Security Capital Trading, Inc.'s intent to act as the placement agent (the "Placement Agent") of connection with the proposed private placement (the "Private Placement") of convertible preferred stock (the "Preferred Stock") of Environmental Remediation Holding Corp. (the "Company"). It is contemplated that the Placement Agent shall place, on a "best efforts basis", such number of shares of Preferred Stock, subject to market and other conditions at the time of the offering, resulting in gross proceeds of a minimum of $2,000,000 and a maximum of $5,000,000 at an anticipated offering price per share of Preferred Stock of $10.00. The Preferred Stock shall be offered to "accredited investors" pursuant to Regulation D of the General Rules and Regulations under the Securities Act of 1933, as amended, in units of $50,000 subject to Placement Agent's discretion. Each share of Preferred Stock shall have a liquidation value equal to $10.00 per share and shall be convertible into shares of Common Stock at a rate that is mutually acceptable to the Company and the Placement Agent.

         The proceeds of the Private Placement contemplated hereby shall be held in escrow until a minimum of $2,000,000 shall have been received in which event proceeds, less the Placement Agent's commission and non-accountable expense allowance as hereinafter referred to shall be paid to the Company against delivery of the appropriate amount of Units. In the event that less than $2,000,000 is received during the Offering Period (as defined herein) (and any extensions thereof), such amount shall be returned to the subscribers without interest or deduction. The Placement Agent acting as placement agent shall be subject to the following general terms and qualifications:

     1. The Company will, as soon as practicable, prepare offering materials covering the proposed offering which shall include an executive summary and audited financial statements for such periods as may be required. Such offering material shall be in the form and substance satisfactory to the Placement Agent, the Company and their respective counsel and shall provide that the Company and the Placement Agent shall have the right, in each of their sole discretion, to accept or resist any subscriptions.

     2. It is contemplated that the Placement Agent shall enter into a placement agreement (the "Placement Agreement") with the Company in form and in substance satisfactory to counsel for the Placement Agent and the Company. The Placement Agreement will provide that the Placement Agent shall act as placement agent for the

     Company in connection with the offer and sale of the Units on a "best efforts basis" and that the Placement Agent shall receive a commission equaling ten percent (10%) of the purchase price of the Units sold. The Placement Agreement, which shall be entered into upon completion of and delivery to the Placement Agent of final offering material, shall provide for an offering period (the "Offering Period") of up to ninety (90) days which may be extended by agreement between the Company and the Placement Agent for an additional period of up to thirty (30) days.

     3. It shall be the Company's obligation, whether or not the offering is consummated, to bear all expenses in connection with the proposed offering, including, but not limited to, the following: filing fees, printing costs, experts, expense of tombstone advertisements, advertising costs and expenses, including, but not limited to, costs and expenses in connection with the "road show", information meetings and presentations, registrar, warrant and transfer agent fees, postage and mailing expenses with respect to the transmission of prospectuses, Company counsel and accounting fees, due diligence fees, issue and transfer taxes, if any, and Blue Sky counsel fees and expenses. It is agreed that the Placement Agent's counsel shall perform the required Blue Sky legal services. In this connection, Blue Sky applications shall be made in such states and jurisdictions as shall be requested by the Placement Agent provided that such states and jurisdictions do not require the Company to qualify as a foreign corporation or to file a general consent to service of process.

     4. In addition to the compensation paid pursuant to Paragraph 2, the Company agrees to pay the Placement Agent a non-accountable expense allowance equal to three percent (3%) of the gross proceeds of the proposed offering, it is understood that the Company has previously paid a $30,000 engagement fee in connection with an aborted initial Public Offering. The Company will use its best efforts to recover this fee and such amount recovered will be paid to the Placement Agent as an advance against costs incurred. The difference between the previously paid $30,000 and the 3% non-accountable expense allowance will be paid at closing./

     5. The Company shall also issue and sell at the closing or closings, as the case may be, of the proposed private placement, to the Placement Agent and/or its designees, five (5) year warrants to purchase such number of shares of Preferred Stock as shall equal ten percent (10%) of the number of shares sold for the account of the Company, at a price of $.0001 per warrant (the "Placement Agent Warrants"). The Placement Agent Warrants shall be exercisable at any time during a period of four (4) years commencing at the beginning of the second year after their issuance and sale at a price of $10.00 per share. The Company agrees that, for a period of five (5) years from the Closing Date, if the Company intends to file a Registration Statement or Statements for the public sale of securities for cash (other than a Form S-8, S-4 or comparable Registration Statement), it will notify all of the registered holders of the Placement Agent Warrants and/or underlying securities and if so requested, it will include therein material to permit a public offering of the Common Stock into which the Preferred Stock underlying said Placement Agent Warrants is convertible at the expense of the Company (excluding fees and expenses of such requesting holder's counsel and any underwriting or selling commissions). In addition, for a period of five (5) years, upon written demand of holder(s) representing a majority of the Placement Agent Warrants, the Company agrees, so long as the Company is at such time public, on one occasion, to promptly register the underlying shares of Common Stock at the expense of the Company (excluding fees and expenses of the holder's counsel and any underwriting or selling commissions). The purchasers of Preferred Stock in the proposed private placement shall have unlimited "piggy back" registration rights and a single demand registration right (at the Company's cost) with respect to the Common Stock underlying the underlying the Preferred Stock.

     6. On Closing Date, the Company shall have a capitalization reasonably satisfactory to the Placement Agent.

     7. The Company represents that consummation of the transactions contemplated herein will not as of the Closing Date result in a material breach of any of the terms, provisions or conditions of any written agreement to which it is a party.

     8. The Company's financial and operational history, its present condition, financial and otherwise, and its prospects shall be substantially as represented to us. The Company shall supply the Placement Agent with such financial statements, contracts and other corporate records and documents as the Placement Agent shall deem necessary and it shall supply counsel for the Placement Agent with all financial statements, contracts, documents and other corporate papers as may be requested by them. In addition, the Placement Agent shall be fully informed of any events, which might have a material effect on the financial condition of the Company. If, in the opinion of the Placement Agent, the condition of the Company, financial or otherwise, and its prospects do not fulfill its expectations, the Placement Agent shall have the sole discretion to review and determine its continued interest in the proposed Private Placement. In this connection, the Placement Agent expects that, prior to the execution of the Placement Agreement, the Company shall have entered into an employment agreement with such individuals as the Placement Agent shall request and purchase "key man" life insurance on such individuals as the Placement Agent shall request, of which the Company shall be sole beneficiary, all on terms and conditions reasonably satisfactory to the Placement Agent.

     9. The Placement Agent shall not be responsible for any expense of the Company or others for any charges or claims related to the Private Placement or otherwise if the sale of the securities contemplated by this letter is not consummated.

     10. The Company agrees that as of the Closing Date, there will be no claims or payments for services in the nature of a finder's fee with respect to the proposed public offering or any other arrangements, agreements or understandings that may affect the Placement Agent's compensation, as determined by the National Association of Securities Dealers, Inc.

     11. The Company's use of proceeds from the proposed private placement shall be reasonably satisfactory to the Placement Agent.

     12. The Placement Agent shall further provide that the Placement Agent may designate for election one person to the Company's Board of Directors for a period of five (5) years from the Closing Date. In the event the Placement Agent elects not to exercise the right as set forth in this paragraph, then the Placement Agent may designate one person to attend meetings of the Company's Board of Directors. Such designee shall be entitled to attend all such meetings of the Board of Directors and to receive all notices and other correspondence and communications sent by the Company to members of its Board of Directors. The Company shall reimburse designees of the Placement Agent for their out-of-pocket expenses incurred in connection with their attendance at meetings of the Company's Board of Directors.

     13. The Placement Agent shall also provide that he Company and its affiliates and subsidiaries will grant to the Placement Agent a right of first refusal for a period of three (3) years after the Closing Date for any sales of securities to be made by the Company or any of its present or future affiliates or subsidiaries.

         As long as the Placement Agent is proceeding in good faith, the Company covenants and agrees not to negotiate with any other entity or person relating to a possible offering of securities pending the completion of the Private
Placement contemplated herein. Please affix your signature in the place designated and by doing so, the Company will confirm our general understanding in connection with the private placement referred to herein, subject to the execution of Placement Agreement. This letter shall serve as an indication of our mutual intention as regards to the proposed offering stated herein and shall not bind either party except to the responsibilities referred to in paragraphs 4 and 9 herein. No binding commitment upon either party to proceed with the offering will arise until the execution of the Placement Agreement.

                                                Very truly yours,

                                                SECURITY CAPITAL TRADING, INC.

                                                By:  /S/Ronald M. Heineman

                                                     Ronald M. Heineman
                                                     President
The arrangements in the foregoing letter is satisfactory to us:

ENVIRONMENTAL REMEDIATION HOLDING CORP.

By:     /S/James A. Griffin
        James A. Griffin, Esq.
        Secretary/Treasurer

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    FORM 8-K



                                 CURRENT REPORT

     Pursuant to Section 13 OR 15(d) of The Securities Exchange Act of 1934



Date of Report  (Date of earliest  event  reported)  April 13, 1998  (October 8,
1997)




                 ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
             (Exact name of registrant as specified in its charter)

          Colorado                     0-17325                   88-0218499
(State or other jurisdiction         (Commission                (IRS Employer
       of incorporation)             file number)            Identification No.)




                              3-5 Audrey Avenue
                               Oyster Bay, NY                           11771
                    (Address of principal executive offices)          (Zip Code)



Registrant's telephone number, including area code: (516) 92-4170

Item 5. Other Events

     Environmental Remediation Holding Corp. acquired certain assets of Unita Oil & Gas, Inc., a subsidiary of Coconimo S.M.A., Inc. Attached as an exhibit are the audited financial statements of Coconimo S.M.A., Inc. as of May 31, 1997.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                   Environmental Remediation Holding Corporation
                                                    (Registrant)



Dated: April 13, 1998


                                                        By: /s/ Noreen G. Wilson
                                                                Noreen G. Wilson
                                                                Vice President