Form 10-K/A
period 1997-09-30
ENVIRONMENTAL REMEDIATION HOLDING CORP
filed 1998-06-24
CIK 799235

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                 AMENDMENT NO. 3
                                       to
                                    FORM 10-K

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

         The Company acquired the Rusk and Wichita County oil fields in February and March 1997, respectively, in consideration for a total of 500,000 shares of Common Stock, valued at the market value of the stock given up, or $515,625. Dr. Joseph Shoaf, P.E. updated his 1997 independent reserve reports on these properties in March 1998. These updated reserve reports reflected reserves with a total discounted current value of $14,335,646. As a direct result of recording these reserves at the value of the stock given up to acquire the properties, as the Company recovers these reserves it will record significantly lower depletion allowances and therefore significantly higher gross income per barrel than the industry normals.

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

                               Fiscal Years ended
                                  September 30,

Statement of         1995(1)             1996(2)              1997(3)
Operations
Data:

Revenues:
Environmental        $0                  $0                   $108,944
remediation
services

Crude Oil Sales       0                   0                    0

Operating             3,404               789,225              17,029,327
expenses

Income before        (3,404)             (728,748)            (16,913,052)
taxes and
extraordinary items

Provision             0                   0                    0
(benefit)for
income taxes

Net income           (3,404)             (728,748)            (16,913,052)
(loss) (4)

Net income           (0.01)              (0.30)               (1.61)
(loss) per share

Weighted             398,643             2,469,511            10,500,293
average
Common Stock
outstanding

Balance Sheet Data
(at end of period)

Property and         0                   3,477,000            4,351,185
Equipment

Total Assets         0                   3,477,000            4,894,936

Total Liabilities    3,316               6,730                1,748,376

Stockholders        (3,316)              3,470,270            1,146,560
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

RESULTS OF OPERATIONS

Fiscal Year Ended September 30, 1997 Compared to Fiscal Year Ended September 30, 1996

         During the fiscal year ended September 30, 1997, the Company incurred a net loss of $16,913,052, compared to a net loss of $728,748 in the fiscal year ended September 30, 1996. In fiscal 1997, Common Stock was issued in lieu of cash compensation to Directors and outside consultants valued at $12,303,512. In fiscal 1997, Common Stock was issued to acquire geological data concerning Sao Tome valued at $2,000,000, which was immediately charged to expense. In fiscal 1997, a total of $960,000 was accrued, but not paid in cash, as compensation to three executive officers of the Company. Depreciation and amortization amounted to $366,213. The Company's net cash operating loss for fiscal 1997 was $1,283,900, compared to $83,700 for fiscal 1996.

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

Net Operating Losses

     The Company has net operating loss carryforwards of $17,645,204, which expire in the years 2010 through 2012. The Company has a $7,058,000 deferred tax asset resulting from the loss carryforwards, for which it has established a 100% valuation allowance. Until the Company's current operations begin to produce earnings, it is unclear as to the ability of the Company to utilize such carryforwards.

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

Notes to Financial Statements  ..............................................F-7

Supplementary information  .................................................F-12

                         REPORT OF INDEPENDENT AUDITORS



TO:  The Board of Directors and Stockholders
     Environmental Remediation Holding Corporation
     Jericho, New York


We have audited the accompanying consolidated balance sheets of Environmental Remediation Holding Corporation,(the "Company")as of September 30, 1996 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 1996 and 1997 and the consolidated results of its operations and its cash flows for each of the the three years in the period
ended September 30, 1997 in conformity with generally        accepted accounting
principles.




                                                /s/Durland & Company, CPAs, P.A.
                                                   Durland & Company, CPAs, P.A.

Palm Beach, Florida
December 12, 1997



                                   ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                                            Consolidated Balance Sheets
                                                                                           September 30,
                                                                             ------------------------------------------
                                                                                   1996                     1997
                                                                             -----------------       ------------------
                                ASSETS
CURRENT ASSETS
  Cash                                                                      $                0 $                327,743
  Prepaid expenses and other current assets                                                  0                  215,708
                                                                             -----------------       ------------------

    Total current assets                                                                     0                  543,451
                                                                             -----------------       ------------------

PROPERTY AND EQUIPMENT
   Oil and gas properties
      (Successful efforts method)                                                            0                  515,625
   Equipment                                                                         3,720,000                4,220,000
   Deposit on purchase of equipment                                                      5,000                  136,560
                                                                             -----------------       ------------------

     Total property and equipment before depreciation                                3,725,000                4,872,185
   Less: accumulated depreciation and depletion                                      (248,000)                (521,000)
                                                                             -----------------       ------------------

      Net  property and equipment                                                    3,477,000                4,351,185
                                                                             -----------------       ------------------

OTHER ASSETS
   Master service agreement                                                                  0                      300
                                                                             -----------------       ------------------

    Total other assets                                                                       0                      300
                                                                             -----------------       ------------------

Total Assets                                                                $        3,477,000 $              4,894,936
                                                                             =================       ==================

                 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Stockholder loans payable                                                $            6,730    $             465,094
   Note payable - bank                                                                       0                  175,000
   Accounts payable and accrued liabilities :
       Accrued salaries                                                                      0                  960,000
       Accrued interest                                                                      0                   37,228
       Other                                                                                 0                  111,054

                                                                             -----------------       ------------------
    Total current liabilities                                                            6,730                1,748,376
                                                                             -----------------       ------------------

Total Liabilities                                                                        6,730                1,748,376
                                                                             -----------------       ------------------
Common stock issued under a repurchase agreement; 1,000,000 shares                           0                2,000,000
                                                                             -----------------       ------------------

STOCKHOLDERS' EQUITY
  Preferred stock, $0.0001  par value; authorized 10,000,000 shares ;
     none issued and outstanding                                                             0                        0
  Common stock, $0.0001 par value; authorized 950,000,000 shares ;
     issued and outstanding  3,239,374 and   21,989,526                                    324                    2,199
  Additional paid in capital in excess of par                                        1,629,598               19,952,865
  Deficit                                                                            (732,152)             (17,645,204)
  Stock subscriptions receivable                                                             0                (913,300)
  Deferred compensation, net                                                         (427,500)                (250,000)
                                                                             -----------------       ------------------

Total Stockholders' Equity                                                           3,470,270                1,146,560
                                                                             -----------------       ------------------

Total Liabilities and Stockholders' Equity                                  $        3,477,000    $           4,894,936
                                                                             =================       ==================





                      The accompanying notes are an integral part of the financial statements



                                   ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                                       Consolidated Statements of Operations



                                                                             Year ended September 30,
                                                            -----------------------------------------------------------

                                                                 1995                 1996                   1997
                                                            --------------        -------------        ----------------
REVENUE
Environmental remediation services                      $                0      $             0     $           108,944
Other income                                                             0               60,477                   7,331
                                                            --------------        -------------        ----------------

  Total revenue                                                          0               60,477                 116,275
                                                            --------------        -------------        ----------------
COSTS AND EXPENSES
Compensation :
     Officers                                                            0              147,326               1,185,000
     Directors                                                           0                    0               3,492,981
Consulting fees                                                          0              337,956               8,883,356
Geological data and reports                                              0                    0               2,008,848
General and administrative expense                                   3,404               55,943               1,145,355
Depreciation and depletion                                               0              248,000                 273,000
Interest expense                                                         0                    0                  40,787
                                                            --------------        -------------        ----------------

  Total costs and expenses                                           3,404              789,225              17,029,327
                                                            --------------        -------------        ----------------

Net loss                                                $          (3,404)      $     (728,748)     $      (16,913,052)
                                                            ==============        =============        ================

Weighted average number of shares outstanding                      398,643            2,469,511              10,500,293
                                                            ==============        =============        ================
Net loss per share                                      $   (0.01)              $        (0.30)     $            (1.61)
                                                            ==============        =============        ================




























                      The accompanying notes are an integral part of the financial statements




                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                 Consolidated Statements of Stockholders' Equity
                  Years ended September 30, 1995, 1996 and 1997


                                                   Common Stock
                                               ---------------------
                                                Number                  APIC      Stk Subs    Defr'd     Accumulated     TTL S/H
                                                of Shares   Amount                Receivable    Comp.       Deficit        Equity
                                               ----------- --------- ------------ ---------- ----------- -------------- ------------
BEGINNING BALANCE, September 5, 1995                     0 $       0            0          0           0              0            0

Year Ended September 30, 1995

Common stock issued for :
9/23 - cash                                        884,407        88            0          0           0              0           88
9/25 - services                                    755,043        76      499,924          0   (500,000)              0            0
  Net loss                                               -         0            0          0           0        (3,404)      (3,404)
                                               ----------- --------- ------------ ---------- ----------- -------------- ------------

BALANCE, September 30, 1995                      1,639,450       164      499,924          0   (500,000)        (3,404)      (3,316)

Year Ended September 30, 1996

Common stock issued for :
10/1 - equipment                                   744,000        74    3,719,926          0           0              0    3,720,000
10/10 - cash                                        20,000         2       49,998          0           0              0       50,000
8/9 - cash                                          20,500         2       42,890          0           0              0       42,892
8/19 - reverse merger                              356,317        36    (243,366)          0           0              0    (243,330)
8/19 - S-8 services                                 73,277         7       73,270          0           0              0       73,277
8/30 - services                                     10,000         1       69,999          0           0              0       70,000
9/15 - services                                     55,000         6      384,994          0           0              0      385,000
9/15 - cash                                        320,830        32       31,963          0           0              0       31,995
9/30 - deferred comp. amort.                             -         0            0          0      72,500              0       72,500
  Net loss                                               -         0            0          0           0        728,748      728,748
                                               ----------- --------- ------------ ---------- ----------- -------------- ------------

BALANCE, September 30, 1996                      3,239,374       324    4,629,598          0   (427,500)      (732,152)    3,470,270

Year Ended September 30, 1997

Common stock issued for :
2/10 - S-8 services                              1,600,000       160    1,099,840          0           0              0    1,100,000
3/4 - oil wells/leases                             300,000        30      309,345          0           0              0      309,375
                                                                          =======
3/5 - oil wells/leases                             200,000        20      206,230          0           0              0      206,250
3/13 - S-8 services                                300,000        30      374,970          0           0              0      375,000
4/5 - Chevron contract                           3,000,000       300            0          0           0              0          300
4/5 - services                                   1,342,981       134    1,342,847          0           0              0    1,342,981
4/5 - contributed to corp                        (100,000)      (10)     (99,990)          0           0              0    (100,000)
4/9 - BAPCO acquisition                          4,000,000       400      499,600          0           0              0      500,000
5/14 - S-8 services                              1,500,000       150      562,350          0           0              0      562,500
6/19 - services                                    150,000        15       28,110          0           0              0       28,125
7/8 - cash                                         800,000        80      399,920          0           0              0      400,000
7/25 - S-8 services                              2,335,000       233    6,464,798          0           0              0    6,465,031
7/30 - services                                  1,500,000       150    2,249,850          0           0              0    2,250,000
7/30 - cash                                        147,000        15      146,985          0           0              0      147,000
8/8 - cash                                          74,000         8      147,992          0           0              0      148,000
9/4 - services                                     400,000        40      307,960          0           0              0      308,000
9/10 - cash stk subs recv                          727,273        73      799,927  (800,000)           0              0            0
9/15 - cash & stk subs recv                        473,898        47      482,533  (113,300)           0              0      369,280
9/30 - deferred comp. amort.                             -         0            0          0     177,500              0      177,500
  Net loss                                               -         0            0          0           0   (16,913,052) (16,913,052)
                                               ----------- --------- ------------ ---------- ----------- -------------- ------------

BALANCE, September 30,  1997                    21,989,526 $   2,199   19,952,865  (913,300)   (250,000)   (17,645,204)    1,146,560
                                               =========== ========= ============ ========== =========== ============== ============

                                                           ========= ============ ========== =========== ============== ============
Common stock issued under a repurchase
agreement
                                                           ========= ============ ========== =========== ============== ============
7/97 - DRSTP info                                1,000,000 $     100 1,999,900             0           0              0    2,000,000
                                               =========== ========= ============ ========== =========== ============== ============



                      The accompanying notes are an integral part of the financial statements



                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                      Consolidated Statements of Cash Flows



                                                                                       Years ended September 30,
                                                                         ------------------------------------------------------
                                                                              1995               1996                1997
                                                                         --------------     --------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                            $           (3,404)    $     (728,748)    $    (16,913,052)
Adjustments to reconcile net loss to net cash used for operating activities:
    Amortization of deferred compensation                                             0             72,500              177,500
    Stock issued for services rendered                                                0            385,000           12,292,829
    Stock issued for DRSTP geological data                                            0                  0            2,000,000
    Depreciation                                                                      0            248,000              273,000
    Other                                                                             0           (60,477)              (6,730)
Changes in operating assets and liabilities:
   (Increase) decrease in prepaid expenses                                            0                  0            (215,708)
   Increase (decrease) in accrued interest expense                                    0                  0               37,228
   Increase (decrease) in accrued expenses                                        3,316                  0              111,054
   Increase (decrease) in accrued salaries                                            0                  0              960,000
                                                                         --------------     --------------     ----------------

Net cash provided by (used by) operating activities                                (88)           (83,725)          (1,283,879)
                                                                         --------------     --------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment                                                 0            (5,000)            (131,560)
                                                                         --------------     --------------     ----------------
Net cash provided by (used by) investing activities                                   0            (5,000)            (131,560)
                                                                         --------------     --------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock sold for cash                                                           88             81,995            1,102,988
Proceeds of bank borrowing                                                            0                  0              175,000
Proceeds from loans payable to  stockholders                                          0             22,730              760,481
Payments on stockholder loans payable                                                 0           (16,000)            (295,287)
                                                                         --------------     --------------     ----------------

Net cash provided by (used by) financing activities                                  88             88,725            1,743,182
                                                                         --------------     --------------     ----------------

Net increase (decrease) in cash                                                       0                  0              327,743

CASH, beginning of period                                                             0                  0                    0
                                                                         --------------     --------------     ----------------

CASH, end of period                                                 $                 0    $             0    $         327,743
                                                                         ==============     ==============     ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid during the year for interest                              $                 0    $             0    $           3,559
                                                                         ==============     ==============     ================
Non cash financing and investing activities: Stock issued to acquire :

   Environmental remediation equipment                              $                 0    $     3,720,000    $               0
                                                                         ==============     ==============     ================
   BAPCO equipment                                                  $                 0    $             0    $         500,000
                                                                         ==============     ==============     ================
   Oil and gas properties                                           $                 0    $             0    $         515,625
                                                                         ==============     ==============     ================
   Master service agreement                                         $                 0    $             0    $             300
                                                                         ==============     ==============     ================





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

   Nature of operations.
         ERHC operates in the environmental remediation industry and the oil and natural gas production industry from its corporate headquarters in Jericho, New York, and its operating offices in Lafayette, Louisiana.

   Use of estimates
         The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the statements of financial condition and revenues and expenses for the years then ended. Actual results could differ significantly from those estimates. The following summarize the more significant accounting and reporting policies and practices of the
         Company:

   Principles of consolidation
         The consolidated  financial  statements include the accounts of SSI and
         BAPCO,  its  wholly  owned  subsidiaries.   Intercompany  accounts  and
         transactions have been eliminated in consolidation.

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

(2) Significant Acquisitions
          The Company acquired 100% of the issued and outstanding common stock of Environmental Remediation Funding Corp., (ERFC), a Delaware corporation, effective on August 19, 1996, in a reverse triangular merger, which has been accounted for as a reorganization of ERFC. At the same time the Company changed its name from RAGC. Prior to the merger ERFC had acquired certain environmental remediation equipment in exchange for common stock. ERFC then employed the seller of this equipment as an outside consultant in exchange for common stock. Subsequently, ERFC was unable to enter into the environmental remediation contracts it had hoped to and asked the consultant to become the Chairman, President and CEO of ERFC. At the time of the acquisition of ERFC by RAGC, ERFC owned 100% of Site Services, Inc.,
         (SSI). ERFC had

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                   Notes to Consolidated Financial Statements

(2) Significant Acquisitions (Continued) acquired SSI from Bass Environmental Services Worldwide, Inc., (BESW), a company controlled by the Chairman, President and CEO of ERFC. SSI had always been an inactive company, except for certain environmental remediation licences which it continues to hold.

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

(3)  Liquidity
         The Company's current liabilities exceed its current assets by $1,200,000, reflecting a possible lack of liquidity. The Company is in ongoing negotiations to raise general operating funds and funds for specific projects. As discussed in note 14a, the Company raised an additional $1,100,000 in October 1997 and $4,300,000 in November 1997. As discussed in note 14f, the Company has also received a letter of intent for a firm commitment from a registered broker/dealer to raise an additional $50,000,000 in convertible debt.
         However there is no assurance that such financing will be obtained.

(4) Equipment
         Environmental remediation equipment was purchased by ERFC in exchange for common stock. The Company recorded this equipment based on the fair value of the common stock given up. At the date of acquisition, ERFC was a privately held company, therefore there was no market for ERFC's stock. At the time of negotiations for this transaction, it was an arms length transaction between unrelated parties. The parties negotiated a value of $5 per share for a total of 744,000 shares valuing this transaction at $3,720,000. The Company has chosen to depreciate the equipment using the straight line method over its estimated remaining useful life of fifteen years. Expenditures for maintenance and repairs are charged to operations as incurred.

         In the BAPCO acquisition the Company acquired ownership of all rights to BAPCO's proprietary oil well reworking tool, "the BAPCO Tool" as well as other oil and natural gas well reworking equipment. The control of this proprietary tool has enhanced the Company's position to the extent that it would not have been able to enter into the contract to control the Utah oil fields and the reworking of the Indonesian oil fields. The control of this tool also enabled the acquisition of the 200 Texas oil wells to be economically feasible to a greater extent. The Company received two completed "BAPCO" tools which were ready to be placed in service in this transaction. The Company valued the equipment received at historical cost amounting to $250,000 each for the two tools, totalling $500,000. BAPCO was controlled by the CEO of ERHC at the time of the BAPCO acquisition, therefore the Company believes historical cost is the appropriate basis for valuing the transaction. The Company is depreciating this tool and technology over ten years. Depreciation expense for the period since inception ended September 30, 1995 was of $0 and for the years ended September 30, 1996 and 1997 was $248,000 and $273,000 respectively.

(5) Crude oil reserves
         At September 30, 1996, the Company had no oil and gas reserves. In March 1997, the Company acquired an undivided 7/8 interest in a 100 well lease located in the Gunsite Sand Lease in Ector, Texas, in exchange for 300,000 shares of the Company's common stock. The Company valued this transaction at the closing price

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                   Notes to Consolidated Financial Statements

(5) Crude oil reserves (continued)
         of stock given up, $1.03125, or a total of $309,375. The Company received an independent evaluation of this field which reflected 1,000,000 barrels of proved oil reserves. In March 1997, the Company acquired an undivided 7/8 interest in a 100 well lease located in the Woodbine Sand Lease Block in Henderson County, Texas, in exchange for 200,000 shares of the Company's common stock. The Company valued this transaction at the closing price of the stock given up, $1.03125, or a total of $206,250. The Company received an independent evaluation of this field which reflected 1,500,000 barrels of proved oil reserves. These reserve reports, as amended in March 1998, reflect values of $4,831,323 for Gunsite and $9,504,323 for Woodbine. A separate reserve report is in the process of being prepared, which the Company will use to adjust the quantity of barrels of reserves if the subsequent report is materially different.

         Both acquisitions also included all existing equipment on site. The Company has not recorded the fair market value of the equipment in place, as all of such equipment has minimal scrap value, which is the only valuation method available due to the non-operational status of the wells at acquisition. The Company spent $53,000 for the year ended September 30, 1997 on well equipment repairs and well rework, all on the Gunsite lease. The Company expects to capitalize and depreciate repairs which are believed to extend the useful life of such existing equipment beyond one year, as well as the cost of replacement equipment.

         The Company expects to utilize the successful efforts method of accounting for its oil and gas producing activities once it has reached the producing stage. The Company expects to regularly assess proved oil and gas reserves for possible impairment on an aggregate basis in accordance with SFAS 121.

        Depletion
         Depletion (including provisions for future abandonment and restoration costs) of all capitalized costs of proved oil and gas producing properties are expected to be expensed using the unit-of-production method by individual fields as the proven developed reserves are produced. Depletion expense was $0 for each of the three years in the period ended September 30, 1997.

(6)  Master  service agreement
         In September 1996 Bass Environmental Services Worldwide, Inc., (BESW), entered into a master service agreement with Chevron to plug and abandon oil wells located in the Gulf of Mexico off the coast of Louisiana. In April 1997, BESW assigned this contract to the Company in exchange for 3,000,000 shares of the Company's common stock. Chevron has reissued the contract in the Company's name. At the time of the acquisition, BESW was controlled by the CEO of ERHC. The Company valued this acquisition on the basis of the par value of the Company's common stock given up, or $300, because no historical cost basis could be individually determined and the contract has minimal value until the Company has built or purchased the equipment to commercialize the contract. The Company expects to begin commercializing the agreement in fiscal 1998.

(7) Notes payable
         The Company issued two notes payable to stockholders who are also officers and directors in exchange for cash amounting to $233,398 and $526,883. These notes carry no stated maturity date and an 8.5% rate of interest. The Company has repaid $236,787 and $58,500 on these notes, including interest on one. The remaining note is convertible into restricted stock at 50% of the average bid price for the month in which the loan was made. The conversion is at the option of the noteholder. Accrued interest on these notes is $0, $0 and $21,273 for the period since inception ended September 30, 1995 and for the years ended September 30, 1996 and 1997.

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                   Notes to Consolidated Financial Statements

(7) Notes payable (continued)
         In January 1997, the Company issued a note payable to a bank in exchange for $175,000 cash. This note carried a maturity date of March 15, 1997 and a 9.6875% interest rate. The Company is in default on this note. The default interest rate is 13.6875%. The Company and the bank had originally expected to roll this note over into a long-term credit facility. The Company chose not to accept the long-term facility due to the terms offered. The Company has reached an agreement with the bank regarding repayment terms amounting to $175,000 plus accrued interest. Accrued interest on this note is $0, $0 and $15,955 for the period since inception ended September 30, 1995 and for the years ended September 30, 1996 and 1997.

(8) Accrued salaries
         At September 30, 1995, 1996 and 1997 the Company has accrued salaries of $0, $0 and $960,000, respectively, for three officers. These officers can, at their option, convert these salaries into common stock of the Company at the rate of one-half of the average bid price of the Company's common stock for the months in which the salary was earned.

(9) Income taxes
         The Company has a consolidated net operating loss carry-forward amounting to $17,645,204, expiring as follows: $3,404 in 2010, $728,748 in 2011 and $16,913,052 in 2012. The Company has a $7,058,000  deferred tax asset resulting from the loss carry-forward, for which it has established a 100% valuation allowance. Until the Company's current plans begin to produce earnings it is unclear as to the ability of the Company to utilize these carry-forwards.

(10) Stockholders' equity
         The Company has authorized 950,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock. On September 30, 1995, the predecessor entity, ERFC, had 1,639,450 shares issued and outstanding, which had been issued during the month since inception as 884,407 shares for $88 in cash and 755,043 shares for a four year consulting agreement valued at $500,000 with a then independent consultant who subsequently became the Company's Chairman, President and CEO.

         In October 1995, ERFC issued 744,000 shares in exchange for environmental remediation equipment valued as discussed in note 1b at $3,720,000. This equipment was acquired from the consultant who had received the 755,043 shares and subsequently became the Company's Chairman, President and CEO. In October 1995, ERFC issued 20,000 shares for $50,000 in cash.

         In August 1996, ERFC issued 20,500 shares in exchange for $42,892 in cash. On August 19,1996, the sucessor Company issued 2,433,950 shares of common stock to acquire 100% of the issued and outstanding common stock of ERFC. At the time of the acquisition ERHC, then known as RAGC, had 356,317 shares issued and outstanding as a result of a 1 for 2,095 share reverse stock split. On August 19, 1996, the Company issued 73,277 shares of common stock to a consultant in exchange for services valued at $1.00 per share related to the merger. In August 1996, the Company issued 10,000 shares of its common stock, valued at $70,000, to an attorney for services to be rendered at below market rates for a period of 4 months. In September 1996, the Company issued 55,000 shares of its common stock under three consulting contracts previously negotiated, valued at $385,000. In September 1996, the Company issued 320,830 shares of its common stock in exchange for $31,995 in cash

         In February 1997, the Company issued 1,600,000 shares of common stock via an S-8 registration in exchange for consulting and professional services valued at $1,100,000. In March 1997, the Company acquired a 100 oil well lease with one million barrels of proven oil reserves in exchange for 300,000 shares of the Company's

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                   Notes to Consolidated Financial Statements

(10) Stockholders' equity (continued)
         common stock valued at 309,375. In March 1997, the Company acquired a 100 oil well lease with one and one-half million barrels of proven oil reserves in exchange for 200,000 shares of the Company's common stock valued at $206,250. In March 1997, the Company issued 300,000 shares of common stock via an S-8 registration valued at $375,000 in exchange for public relations services, of which approximately 150,000 had been earned at fiscal year end. The balance will either be earned or returned to ERHC. In April 1997, the Company issued 3,000,000 shares of common stock in exchange for the assignment of the Chevron P&A master service agreement, valued at $300. In April 1997, the Company issued 1,342,981 shares of common stock to three directors in lieu of cash compensation for services rendered to the Company valued at $1,342,981. In April 1997, a director contributed 100,000 shares of common stock back to the Company with a value of $100,000. In April 1997, the Company issued 4,000,000 shares of common stock in exchange for 100% of the issued and outstanding common stock of Bass American Petroleum Company, (BAPCO), valued at historical costs at $500,000. In May 1997, the Company issued 1,500,000 shares of common stock via an S-8 in exchange for consulting and professional services valued at $562,500. In June 1997, the Company issued 150,000 shares of common stock to two independent consultants for services valued at $28,125. One of these consultants became an employee of the Company in September 1997.

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

(11) Deferred compensation
         ERFC issued 755,043 shares of its common stock into escrow in exchange for services to be rendered by a consultant under a four year contract. These services were valued at $125,000 per year, therefore the Company is amortizing this deferred compensation expense at a rate of $31,250 per quarter. This consultant later became ERFC's Chairman, President and CEO.

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                   Notes to Consolidated Financial Statements


(12) Commitments and contingencies
         On August 30, 1996, the Company issued 10,000 shares of its common stock, valued at $70,000, to an attorney for services to be rendered at below market rates for a period of 4 months. Accordingly, the Company amortized this expense over the term of the agreement. The Company is committed to lease payments for 9 vehicles under operating leases totalling $52,292 and $20,043 for the years ended September 30, 1998 and 1999, respectively. The Company paid $0, $0 and $52,500

(12) Commitments and contingencies (continued) in vehicle lease expense for the period since inception ended
         September 30, 1995 and for the years ended September 30, 1996 and 1997, respectively. The Company currently leases its office space and operating facilities on a month to month basis. The Company paid $0, $8,550 and $45,950 in facility rent for the period since inception ended September 30, 1995 and for the years ended September 30, 1996 and 1997.

(13) Segment information
         The Company has three distinct lines of business through its two wholly owned subsidiaries, Site Services, Inc., (SSI), and Bass American Petroleum Company, (BAPCO), and a joint venture agreement. SSI operates in the environmental remediation industry and BAPCO will operate in the oil and gas production industry. SSI's principal identifiable assets consist of $3,224,000, (net), of environmental equipment, a barge deposit of $131,000 and the Chevron P&A master service agreement valued at $300, (net). All of the Company's 1997 revenues of $109,000 and cost of sales of $54,000 relate to SSI. BAPCO's principal identifiable assets consist of crude oil reserves valued at $515,625 and equipment valued at $475,000. The Company also expects to operate in the supply industry through a joint venture agreement to supply fuel and other goods to ships transiting the Panama Canal. No pricipal identifiable assets yet exist for this line of business.

(14) Subsequent events
     a) Stockholder's equity
         The 830,273 shares of common stock were issued by the Company upon receiving the $913,300 in cash in October 1997 which had been subscribed for at September 30, 1997. In October and November 1997, the Company issued 175,599 additional shares of common stock in exchange for $183,359 in cash under the same private placement memorandum offering in August and September 1997.

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

      e) Olmos Nueces River Prospect oil and natural gas lease
         In October 1997, the Company entered into an agreement to acquire a 3/8 undivided interest in a natural gas well that had been plugged and abandoned approximately 10 years ago. This agreement requires the Company to pay the seller $150,000 and 50,000 shares of the Company's common stock, as well as to pay the Company's proportionate share of the costs to reenter this well. The Company is also required to carry the seller's 1/8 proportionate share of the reentry costs until the well is producing. The seller also owns an undivided 50% interest in the oil and gas lease on the 49,019 acres of land contiguous to the initial well. The agreement allows the Company to acquire a 3/8 undivided interest in this lease by paying to the seller approximately $343,000 each April for four years. The Company received the initial lease assignment on December 1, 1997. The Company is currently evaluating the existing reserve reports and underlying data on these leases as well as has contracted another independent appraiser to complete new reserve reports for its use.

       f) Letter of intent
         In December 1997, the Company received a letter of intent from a registered brokerage house which contemplates a firm commitment public offering of approximately $50,000,000 of convertible debt securities. This offering, if it proceeds, is contemplated for early 1998. There is no assurance that such offering will be consummated.

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

                                      ----

                                   (UNAUDITED)

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

         CAPITALIZED COSTS RELATING TO OIL AND GAS PRODUCING ACTIVITIES

                        September 30, 1995, 1996 and 1997

                                      -----

                                   (Unaudited)

                                                                         1995                  1996                 1997
Developed oil and gas properties                             $                     0                    0               515,625
Undeveloped oil and gas properties--                                               0                    0                     0
                                                                  ------------------     ----------------     -----------------
                                                                                   0                    0               515,625

Accumulated depreciation, depletion and valuation
allowance                                                                          0                    0                     0
                                                                  ------------------     ----------------     -----------------
Net capitalized cost                                         $                     0                    0               515,625

               COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION,
                     EXPLORATION AND DEVELOPMENT ACTIVITIES

                   Period since inception ended September 30,
                       1995 and years ended September 30,
                                  1996 and 1997

                                   (Unaudited)

                                                                         1995                  1996                 1997
                                                                  ------------------     ----------------     -----------------
Acquisition of properties:
           Developed                                         $            0                     0                  515,625

           Undeveloped                                                    0                     0                     0

Exploration costs, excluding valuation allowance                          0                     0                     0

Development costs                                            $            0                     0                     0


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

Dated: June 24, 1998

                                   Environmental Remediation Holding Corporation

By:/s/Sam L. Bass, Jr.
Sam L. Bass, Jr., CEO and Chairman of the Board

By:/s/Noreen Wilson
Noreen Wilson, Vice President


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

 SIGNATURE                           TITLE                       DATE

/s/James A. Griffin                Secretary                June 24, 1998
   James A. Griffin, Esq.         and Director

/s/Sam L. Bass, Jr.
   Sam L. Bass, Jr.             CEO and Director            June 24, 1998

/s/James Callender
   James Callender                 Director                 June 24, 1998

/s/William Beaton
   William Beaton                  Director                 June 24, 1998

/s/Noreen Wilson                Vice President
   Noreen Wilson                 and Director               June 24, 1998