Form 10-Q/A
period 1997-12-31
ENVIRONMENTAL REMEDIATION HOLDING CORP
filed 1998-06-24
CIK 799235

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                               AMENDMENT NO. 3 TO
                                    FORM 10-Q


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



                                   ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                                            Consolidated Balance Sheets

                                                                             September 30,             December 31,
                                                                                 1997                      1997
                                                                           -----------------       --------------------
                               ASSETS                                                                  (Unaudited)
CURRENT ASSETS
  Cash                                                                    $          327,743  $                 797,102
  Prepaid expenses and other current assets                                          215,708                    447,231
                                                                           -----------------       --------------------

    Total current assets                                                             543,451                  1,244,333
                                                                           -----------------       --------------------

PROPERTY AND EQUIPMENT
   Oil and gas properties (Successful efforts method)                                515,625                  1,044,375
   Equipment                                                                       4,220,000                  6,364,537
   Deposit on purchase of equipment                                                  136,560             300,705
                                                                           -----------------       --------------------

     Total property and equipment before depreciation                              4,872,185                  7,709,617
   Less: accumulated depreciation and depletion                                    (521,000)                  (625,221)
                                                                           -----------------       --------------------

      Net  property and equipment                                                  4,351,185                  7,084,396
                                                                           -----------------       --------------------

OTHER ASSETS
   Master service agreement                                                              300                        300
   DRSTP concession fee                                                                    0                  2,008,300
                                                                           -----------------       --------------------

    Total other assets                                                                   300                  2,008,600
                                                                           -----------------       --------------------

Total Assets                                                              $        4,894,936  $              10,337,329
                                                                           =================       ====================

                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Stockholder loans payable                                              $          465,094     $              475,008
   Note payable - bank                                                               175,000                          0
   Accounts payable and accrued liabilities :
       Accrued salaries                                                              960,000                  1,230,000
       Accrued interest                                                               37,228                     86,499
       Other                                                                         111,054                    569,220

                                                                           -----------------       --------------------
    Total current liabilities                                                      1,748,376                  2,360,727
                                                                           -----------------       --------------------

LONG-TERM LIABILITIES
   Convertible debt                                                                        0                  3,838,825
                                                                           -----------------       --------------------

     Total long term liabilities                                                           0                  3,838,825
                                                                           -----------------       --------------------

Total Liabilities                                                                  1,748,376                  6,199,552
                                                                           -----------------       --------------------

Common stock issued under a repurchase agreement; issued and
    outstanding 1,000,000 and 750,000                                              2,000,000                  1,500,000
                                                                           -----------------       --------------------

STOCKHOLDERS' EQUITY
  Preferred stock, $0.0001  par value; authorized 10,000,000 shares ;
       none issued and outstanding                                                         0                          0
  Common stock, $0.0001 par value; authorized 950,000,000 shares ;
       issued and outstanding 21,989,526  and   22,965,625                             2,199                      2,322
  Additional paid in capital in excess of par                                     19,952,865                 22,269,186
  Deficit                                                                       (17,645,204)               (19,414,981)
  Stock subscriptions receivable                                                   (913,300)                          0
  Deferred compensation, net                                                       (250,000)                  (218,750)
                                                                           -----------------       --------------------

Total Stockholders' Equity                                                         1,146,560                  2,637,777
                                                                           -----------------       --------------------

Total Liabilities and Stockholders' Equity                                $        4,894,936     $           10,337,329
                                                                           =================       ====================
                       The accompanying notes are an integral part of the financial statements



                                   ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                                       Consolidated Statements of Operations



                                                            Three months ended December 31,
                                                            -----------------------------------------

                                                                  1996                    1997
                                                            -----------------       -----------------
REVENUE
Environmental remediation services                      $                   0     $           146,083
Crude oil                                                                   0                  96,914
                                                            -----------------       -----------------

  Total revenue                                                             0                 242,997
                                                            -----------------       -----------------
COSTS AND EXPENSES
Compensation :
     Officers                                                          31,250                 301,250
     Directors                                                              0                       0
Consulting fees                                                             0                 251,171
Geological data and reports                                                 0                       0
General and administrative expense                                     52,500               1,281,363
Depreciation and depletion                                             62,000                 123,503
Interest expense                                                            0                  55,487
                                                            -----------------       -----------------

  Total costs and expenses                                            145,750               2,012,774
                                                            -----------------       -----------------

Net income (loss)                                       $           (145,750)     $       (1,769,777)
                                                            =================       =================

Weighted average number of shares outstanding                       3,239,374              24,017,700
                                                            =================       =================
Net income (loss)  per share - basic                    $              (0.04)     $            (0.07)
                                                            =================       =================





























                      The accompanying notes are an integral part of the financial statements

                                                        F-3



                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                 Consolidated Statements of Stockholders' Equity


                                                  Common Stock
                                            -----------------------
                                                Number                             Stk Subs    Defr'd     Accumulated     TTL S/H
                                               of Shares    Amount       APIC     Receivable    Comp.       Deficit        Equity
                                             ------------- --------- ------------ ---------------------- -------------- ------------
BEGINNING BALANCE, September 30, 1996            3,239,374 $     324    4,629,598           0  (427,500)      (732,152)    3,470,270

Year Ended September 30, 1997

Common stock issued for :
2/10 - S-8 services                              1,600,000       160    1,099,840           0          0              0    1,100,000
3/4 - oil wells/leases                             300,000        30      309,345           0          0              0      309,375
                                                                          =======
3/5 - oil wells/leases                             200,000        20      206,230           0          0              0      206,250
3/13 - S-8 services                                300,000        30      374,970           0          0              0      375,000
4/5 - Chevron contract                           3,000,000       300            0           0          0              0          300
4/5 - services                                   1,342,981       134    1,342,847           0          0              0    1,342,981
4/5 - contributed to corp                        (100,000)      (10)     (99,990)           0          0              0    (100,000)
4/9 - BAPCO acquisition                          4,000,000       400      499,600           0          0              0      500,000
5/14 - S-8 services                              1,500,000       150      562,350           0          0              0      562,500
6/19 - services                                    150,000        15       28,110           0          0              0       28,125
7/8 - cash                                         800,000        80      399,920           0          0              0      400,000
7/25 - S-8 services                              2,335,000       233    6,464,798           0          0              0    6,465,031
7/30 - services                                  1,500,000       150    2,249,850           0          0              0    2,250,000
7/30 - cash                                        147,000        15      146,985           0          0              0      147,000
8/8 - cash                                          74,000         8      147,992           0          0              0      148,000
9/4 - services                                     400,000        40      307,960           0          0              0      308,000
9/10 - cash stk subs recv                          727,273        73      799,927   (800,000)          0              0            0
9/15 - cash & stk subs recv                        473,898        47      482,533   (113,300)          0              0      369,280
9/30 - deferred comp. amort.                             -         0            0           0    177,500              0      177,500
  Net loss                                               -         0            0           0          0   (16,913,052) (16,913,052)
                                             ------------- --------- ------------ ---------------------- -------------- ------------

BALANCE, September 30,  1997                    21,989,526 $   2,199   19,952,865   (913,300)  (250,000)   (17,645,204)    1,146,560

Three months ended December 31, 1997

10/97 - stock subs. rec'd                                -         0            0     913,300          0              0      913,300
10/08 - Uinta acquisition                        1,000,000       100 1,999,900              0          0              0    2,000,000
10/97 - Neuces acquisition                          50,000         5      148,745           0          0              0      148,750
11/97 - cash, net                                  176,099        18      167,676           0          0              0      167,694
Deferred comp. amort.                                    -         0            0           0     31,250              0       31,250
   Net loss                                              -         0            0           0          0     (1,769,777) (1,769,777)
                                             ------------- --------- ------------ ---------------------- -------------- ------------

BALANCE, December 31, 1997 (unaudited)          23,215,625 $   2,322   22,269,186           0  (218,750)    (19,414,981)   2,637,777
                                             ============= ========= ============ ====================== ============== ============

Common stock issued under a repurchase agreement

BEGINNING BALANCE, September 30, 1996                    0 $       0            0           0          0              0            0

7/97 - DRSTP info                                1,000,000       100 1,999,900              0          0              0    2,000,000
                                             ------------- --------- ------------ ---------------------- -------------- ------------

BALANCE, September 30, 1997                      1,000,000       100 1,999,900              0          0              0    2,000,000

12/97 - cash repurchase                          (250,000)         0    (500,000)           0          0              0    (500,000)
                                             ------------- --------- ------------ ---------------------- -------------- ------------

BALANCE, December 31, 1997 (unaudited)             750,000 $     100    1,499,900           0          0              0    1,500,000
                                             ============= ========= ============ ====================== ============== ============












                      The accompanying notes are an integral part of the financial statements




                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                      Consolidated Statements of Cash Flows



                                                                     Three months ended December 31,
                                                                  --------------------------------------
                                                                          1996                1997
                                                                     --------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                            $     (145,750)    $     (1,769,777)
Adjustments to reconcile net loss to net cash used for operating activities:
    Amortization of deferred compensation                                    83,750               31,250
    Depreciation and depletion                                               62,000              123,503
Changes in operating assets and liabilities:
   (Increase) decrease in prepaid expenses and other assets                       0            (231,523)
   Increase (decrease) in accrued interest expense                                0               49,271
   Increase (decrease) in accrued expenses                                        0              458,166
   Increase (decrease) in accrued salaries                                        0              270,000
                                                                     --------------     ----------------

Net cash provided by (used by) operating activities                               0          (1,069,110)
                                                                     --------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
DRSTP concession fee payment                                                      0          (2,008,300)
Increase in deposits on fixed assets                                              0            (164,145)
Acquisition of property and equipment                                             0             (58,694)
                                                                     --------------     ----------------
Net cash provided by (used by) investing activities                               0          (2,231,139)
                                                                     --------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock sold for cash                                                        0              167,694
Convertible debt sold for cash                                                    0            3,767,000
Payments on bank borrowings                                                       0            (175,000)
Proceeds from loans payable to  stockholders                                      0              217,775
Payments on stockholder loans payable                                             0            (207,861)
                                                                     --------------     ----------------

Net cash provided by (used by) financing activities                               0            3,769,608
                                                                     --------------     ----------------

Net increase (decrease) in cash                                                   0              469,359

CASH, beginning of period                                                         0              327,743
                                                                     --------------     ----------------

CASH, end of period                                                 $             0    $         797,102
                                                                     ==============     ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid during the year for interest                              $             0    $          11,825
                                                                     ==============     ================
Non cash financing and investing activities: Stock issued to acquire :
   Oil and gas properties and equipment                             $             0    $       2,148,750
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

   Principles of consolidation
         The consolidated financial statements include the accounts of SSI and BAPCO, its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements for the three months ended December 31, 1996 and 1997 include all adjustments which in the opinion of management are necessary for fair presentation.

    Net loss per share
          Net loss per share - basic is computed by dividing the net loss by the number of shares outstanding during the period. Net loss per share - diluted is not presented because the inclusion of common share equivalents would be anti-dilutive.

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

(2) Significant Acquisitions
         The Company acquired 100% of the issued and outstanding common stock of Environmental Remediation Funding Corp., (ERFC), a Delaware corporation, effective on August 19, 1996, in a reverse triangular merger, which has been accounted for as a reorganization of ERFC. At the same time the Company changed its name from RAGC. Prior to the merger ERFC had acquired certain environmental remediation equipment in

               ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                 Notes to Consolidated Financial Statements

2) Significant Acquisitions (Continued)
         exchange  for  common  stock.  ERFC then  employed  the  seller of this equipment as an outside consultant in exchange for common stock. Subsequently, ERFC was unable to enter into the environmental remediation contracts it had hoped to and asked the consultant to become the Chairman, President and CEO of ERFC.

         At the time of the acquisition of ERFC by RAGC, ERFC owned 100% of Site Services, Inc., (SSI). ERFC had acquired SSI from Bass Environmental Services Worldwide, Inc., (BESW), a company controlled by the Chairman, President and CEO of ERFC. SSI had always been an inactive company, except for certain environmental remediation licences which it continues to hold.

         On April 9, 1997, the Company acquired 100% of the issued and outstanding common stock of Bass American Petroleum Company, (BAPCO), which was accounted for as a purchase. BAPCO had been an inactive company for several years previously, however BAPCO owned a variety of oil well production enhancing equipment, which is proprietary to, but not patented by BAPCO. The transaction was in essence an asset acquisition. At the time of the acquisition BAPCO was 100% owned by the Chairman, President and CEO of ERHC. BAPCO is the operator of the various oil and natural gas leases it has acquired.

(3)  Liquidity
         The Company's current liabilities exceed its current assets by $1,100,000, reflecting a possible lack of liquidity. The Company is in ongoing negotiations to raise general operating funds and funds for specific projects. As discussed in notes 10 and 7, the Company raised an additional $1,100,000 in October 1997 and $4,300,000 in November 1997. As discussed in note 15, the Company has also received a letter of intent for a firm commitment from a registered broker/dealer to raise an additional $50,000,000 in convertible debt.
         However there is no assurance that such financing will be obtained.

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

         Depreciation expense for the three months ended December 31, 1996 and 1997 was $62,000 and $122,793 respectively.

               ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                 Notes to Consolidated Financial Statements

(5) Crude oil reserves
         At September 30, 1996, the Company had no oil and gas reserves. In March 1997, the Company acquired an undivided 7/8 interest in a 100 well lease located in the Gunsite Sand Lease in Ector, Texas, in exchange for 300,000 shares of the Company's common stock. The Company valued this transaction at the closing price of stock given up, $1.03125, or a total of $309,375. The Company received an independent evaluation of this field which reflected 1,000,000 barrels of proved oil reserves. In March 1997, the Company acquired an undivided 7/8 interest in a 100 well lease located in the Woodbine Sand Lease Block in Henderson County, Texas, in exchange for 200,000 shares of the Company's common stock. The Company valued this transaction at the closing price of the stock given up, $1.03125, or a total of $206,250. The Company received an independent evaluation of this field which reflected 1,500,000 barrels of proved oil reserves. These reserve reports, as amended in March 1998, reflect values of $4,831,323 for Gunsite and $9,504,323 for Woodbine. A separate reserve report is in the process of being prepared, which the Company will use to adjust the quantity of barrels of reserves if the subsequent report is materially different.

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

        Depletion
         Depletion (including provisions for future abandonment and restoration costs) of all capitalized costs of proved oil and gas producing properties are expected to be expensed using the unit-of-production method by individual fields as the proven developed reserves are produced. Depletion expense for the three months ended December 31, 1996 and 1997 was $0 and $710 respectively.

(6)  Master  service agreement
         In September 1996 Bass Environmental Services Worldwide, Inc., (BESW), entered into a master service agreement with Chevron to plug and abandon oil wells located in the Gulf of Mexico off the coast of Louisiana. In April 1997, BESW assigned this contract to the Company in exchange for 3,000,000 shares of the Company's common stock. Chevron has reissued the contract in the Company's name. At the time of the acquisition, BESW was controlled by the CEO of ERHC. The Company valued this acquisition on the basis of the par value of the Company's common stock given up, or $300, because no historical cost basis could be individually determined and the contract has minimal value until the Company has built or purchased the equipment to commercialize the contract. The Company expects to begin commercializing the agreement in mid 1998.

              ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
               Notes to Consolidated Financial Statements

(7) Notes payable
         The Company issued two notes payable to stockholders who are also officers and directors in exchange for cash amounting to $978,157. These notes carry no stated maturity date and an 8.5% rate of interest. The Company has repaid $503,148 on these notes, including interest on one. The remaining note is convertible into restricted stock at 50% of the average bid price for the month in which the loan was made. The conversion is at the option of the noteholder. Accrued interest on these notes is $0 and $86,499 for the three months ended December 31, 1996 and 1997.

         In January 1997, the Company issued a note payable to a bank in exchange for $175,000 cash. This note carried a maturity date of March 15, 1997 and a 9.6875% interest rate. The Company is in default on this note. The default interest rate is 13.6875%. The Company and the bank had originally expected to roll this note over into a long-term credit facility. The Company chose not to accept the long-term facility due to the terms offered. The Company repaid this loan in full plus accrued interest in December 1997.

         Convertible notes
         In November and December 1997, the Company issued 5.5% convertible senior subordinated secured notes due 2002 in exchange for $4,300,000 in cash. These notes are convertible into shares of the Company's common stock at a conversion price to be determined by so stated formula, but at a price no less than $1.25 per share. If all of the notes are converted at the lowest possible price, the Company would be required to issue 3,440,000 shares of common stock. These notes also carried warrants for an additional 258,000 shares of common stock with an exercise price of $3.17 per warrant, or total proceeds to the Company of $817,860 in the event all of the warrants are exercised. The notes are secured by the Company's non-MIII oil reserves in Utah.

(8) Accrued salaries
         At December 31, 1996 and 1997 the Company has accrued salaries of, $0 and $1,230,000, respectively, for three officers. These officers can, at their option, convert these salaries into common stock of the Company at the rate of one-half of the average bid price of the Company's common stock for the months in which the salary was earned.

(9) Income taxes
         The Company has a consolidated net operating loss carry-forward amounting to $19,414,981, expiring as follows: $3,404 in 2010, $728,748 in 2011,  $16,913,052 in 2012 and $1,714,290 in 2013. The Company has a
         $7,766,000 deferred tax asset resulting from the loss carry-forward, for which it has established a 100% valuation allowance. Until the Company's current plans begin to produce earnings it is unclear as to the ability of the Company to utilize these carry-forwards.

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

            ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
              Notes to Consolidated Financial Statements

(10) Stockholders' equity (continued)
         In August 1996, ERFC issued 20,500 shares in exchange for $42,892 in cash. On August 19,1996, the sucessor Company issued 2,433,950 shares of common stock to acquire 100% of the issued and outstanding common stock of ERFC. At the time of the acquisition ERHC, then known as RAGC, had 356,317 shares issued and outstanding as a result of a 1 for 2,095 share reverse stock split. On August 19, 1996, the Company issued 73,277 shares of common stock to a consultant in exchange for services valued at $1.00 per share related to the merger. In August 1996, the Company issued 10,000 shares of its common stock, valued at $70,000, to an attorney for services to be rendered at below market rates for a period of 4 months. In September 1996, the Company issued 55,000 shares of its common stock under three consulting contracts previously negotiated, valued at $385,000. In September 1996, the Company issued 320,830 shares of its common stock in exchange for $31,995 in cash

         In February 1997, the Company issued 1,600,000 shares of common stock via an S-8 registration in exchange for consulting and professional services valued at $1,100,000. In March 1997, the Company acquired a 100 oil well lease with one million barrels of proven oil reserves in exchange for 300,000 shares of the Company's common stock valued at 309,375. In March 1997, the Company acquired a 100 oil well lease with one and one-half million barrels of proven oil reserves in exchange for 200,000 shares of the Company's common stock valued at $206,250. In March 1997, the Company issued 300,000 shares of common stock via an S-8 registration valued at $375,000 in exchange for public relations services, of which approximately 150,000 had been earned at fiscal year end. The balance will either be earned or returned to ERHC. In April 1997, the Company issued 3,000,000 shares of common stock in exchange for the assignment of the Chevron P&A master service agreement, valued at $300. In April 1997, the Company issued 1,342,981 shares of common stock to three directors in lieu of cash compensation for services rendered to the Company valued at $1,342,981. In April 1997, a director contributed 100,000 shares of common stock back to the Company with a value of $100,000. In April 1997, the Company issued 4,000,000 shares of common stock in exchange for 100% of the issued and outstanding common stock of Bass American Petroleum Company, (BAPCO), valued at historical costs at $500,000. In May 1997, the Company issued 1,500,000 shares of common stock via an S-8 in exchange for consulting and professional services valued at $562,500. In June 1997, the Company issued 150,000 shares of common stock to two independent consultants for services valued at $28,125. One of these consultants became an employee of the Company in September 1997.

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

              ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                Notes to Consolidated Financial Statements

(10) Stockholders' equity (continued)
         The 830,273 shares of common stock were issued by the Company upon receiving the $913,300 in cash in October 1997 which had been subscribed for at September 30, 1997. In October and November 1997, the Company issued 175,599 additional shares of common stock in exchange for $183,359 in cash under the same private placement memorandum offering in August and September 1997.

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

(11) Deferred compensation
         ERFC issued 755,043 shares of its common stock into escrow in exchange for services to be rendered by a consultant under a four year contract. These services were valued at $125,000 per year, therefore the Company

                 ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                   Notes to Consolidated Financial Statements

 (11) Deferred compensation (continued)
         is amortizing this deferred compensation expense at a rate of $31,250 per quarter. This consultant later became ERFC's Chairman, President and CEO. On August 30, 1996, the Company issued 10,000 shares of its common stock, valued at $70,000, to an attorney for services to be rendered at below market rates for a period of 4 months. Accordingly, the Company amortized this expense over the term of the agreement.

(12) Commitments and contingencies
         The Company is committed to lease payments for 9 vehicles under operating leases totalling $52,292 and $20,043 for the fiscal years ended September 30, 1998 and 1999, respectively. The Company currently leases its office space and operating facilities on a month to month basis.

(13) Segment information
         The Company has three distinct lines of business through its two wholly owned subsidiaries, Site Services, Inc., (SSI), and Bass American Petroleum Company, (BAPCO), and a joint venture agreement. SSI operates in the environmental remediation industry and BAPCO will operate in the oil and gas production industry. SSI's principal identifiable assets consist of $3,720,600, of environmental equipment, a barge deposit of $131,000 and the Chevron P&A master service agreement valued at $300,
         (net). Revenues of $146,083 relate to SSI. BAPCO's principal identifiable assets consist of crude oil and natural gas reserves valued at $1,044,375 and equipment valued at $2,570,000. Revenues of $96,914 relate to BAPCO. The Company also expects to operate in the supply industry through a joint venture agreement to supply fuel and other goods to ships transiting the Panama Canal. No principal identifiable assets yet exist for this line of business.

(14)   Sao Tome concession payment
         When the Company entered into the joint venture agreement in May 1997 with the Democratic Republic of Sao Tome and Principe, (DRSTP), the Company was required to pay a $5,000,000 concession fee to the DRSTP goverment. In September 1997, the Company received a Memorandum of Understanding from the DRSTP government which allows the Company to pay this concession fee within five days after the DRSTP files the relevant official maritime claims maps with the United Nations and the Gulf of Guinea Commission. In December 1997, the Company paid $2,000,000 of this concession fee to the DRSTP from the proceeds of the convertible note offering.

(15) Letter of intent
         In December 1997, the Company received a letter of intent from a registered brokerage house which contemplates a firm commitment public offering of approximately $50,000,000 of convertible debt securities. This offering, if it proceeds, is contemplated for early 1998. There is no assurance that such offering will be consummated.

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

RESULTS OF OPERATIONS

During the first quarter of fiscal 1998 the Company incurred a net loss of $1,769,777, compared to a net loss of $145,750 in the first quarter of fiscal 1997. In the first quarter of fiscal 1998 a total of $960,000 was accrued, but not paid in cash, as compensation to three officers of the Company. Depreciation and amortization totaled $123,503 in the first quarter of fiscal 1998 compared to $62,000 in the first quarter of fiscal 1997. Depletion expense was $710 in the first quarter of fiscal 1998 compared to $0 the prior year. The net cash operating loss of the Company for the first quarter of fiscal 1998 was $1,069,110 compared to $0 for the first quarter of fiscal 1997.

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

Item 3. Defaults Upon Senior Securities.

                  None.

Item 4. Submission of Matters to a Vote of Security Holders.

                  None.

Item 5. Other Information.

                  None.
                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized, this 24th day of June, 1998.

Environmental Remediation Holding Corporation

By: /s/ Sam L. Bass, Jr., CEO
      Sam L. Bass, Jr., CEO

By: /s/ Noreen Wilson, Vice President
       Noreen Wilson, Vice President