Form 10-Q/A
period 1998-03-31
ENVIRONMENTAL REMEDIATION HOLDING CORP
filed 1998-06-24
CIK 799235

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



                                3-5 Audrey Avenue
                           Oyster Bay, New York 11771
                    (Address of principal executive office)


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

RESULTS OF OPERATIONS

During the second quarter of fiscal 1998 the Company incurred a net loss of $1,360,095, compared to a net loss of $2,095,864 in the second quarter of of fiscal 1997. In the second quarter of fiscal 1998 a total of $299,532 was accrued, but not paid in cash, as compensation to three officers of the Company. Depreciation and amortization totaled $123,045 in the second quarter of fiscal 1998 compared to $62,000 in the second quarter of fiscal 1997. Depletion expense was $1,628 in the second quarter of fiscal 1998 compared to $ -0- the prior year. The net cash operating loss of the Company for the first 2 quarters of fiscal 1998 was $2,032,050 compared to $277,109 for the first 2 quarters of fiscal 1997.

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

         Item 2 Form 8-K including financial statements of Coconimo S.M.A., Inc. filed on April 13, 1998.

*        (filed herewith)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized, this 24 day of June, 1998.

Environmental Remediation Holding Corporation


By: /s/ Sam L. Bass, Jr., CEO
      Sam L. Bass, Jr., CEO


By: /s/ Noreen Wilson, Vice President
       Noreen Wilson, Vice President

                                  EXHIBIT INDEX

EXHIBIT           DESCRIPTION

4.1      Bridge Loan Convertible Note [Previously supplied]

4.2      Bridge Loan Warrant [Previously supplied]

4.3 Security Capital Trading Inc. Letter of Intent - $50 Mio. Debt Offering [Previously supplied]

4.4 Security Capital Trading Inc. Letter of Intent - $2 to $5 Preferred [Previously supplied

27       Financial Data Schedule