Form 10-Q
period 1998-06-30
ENVIRONMENTAL REMEDIATION HOLDING CORP
filed 1998-08-19
CIK 799235

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                    FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
OF 1934     For the quarterly period ended June 30, 1998

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

                         Common stock, $0.0001 par value
                       As of June 30, 1998 was 23,965,625

                      Documents Incorporated by Reference:

                        Form 8-K filed on April 13, 1998

Item 1. Financial Statements



                          INDEX TO FINANCIAL STATEMENTS


                                                                            Page



Consolidated Balance Sheets   ...............................................F-2

Consolidated Statements of Operations  ......................................F-3

Consolidated Statement of Stockholders' Equity  .............................F-4

Consolidated Statements of Cash Flows   .....................................F-5

Notes to Consolidated Financial Statements  .................................F-6

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                           Consolidated Balance Sheets

                                                                             September 30,
                                                                                 1997                 June 30, 1998
                                                                           -----------------       --------------------
                               ASSETS                                                                  (Unaudited)
CURRENT ASSETS
  Cash                                                                    $         327,743                  1,521,283
  Prepaid expenses and other current assets                                         215,708                    782,908
                                                                           -----------------       --------------------
    Total current assets                                                            543,451                  2,304,191
                                                                           -----------------       --------------------
PROPERTY AND EQUIPMENT
   Oil and gas properties (Successful efforts method)                               515,625                  1,240,175
   Equipment                                                                      4,220,000                  6,314,418
   Deposit on purchase of equipment                                                 136,560                    208,790
                                                                           -----------------       --------------------
     Total property and equipment before depreciation                             4,872,185                  7,763,383
   Less: accumulated depreciation and depletion                                    (521,000)                  (901,675)
                                                                           -----------------       --------------------
      Net  property and equipment                                                 4,351,185                  6,861,708
                                                                           -----------------       --------------------
OTHER ASSETS
   Master service agreement                                                             300                        300
   Investment in ST PETRO, S.A.                                                           0                     20,000
   DRSTP concession fee                                                                   0                  2,013,300
                                                                           -----------------       --------------------
    Total other assets                                                                  300                  2,033,600
                                                                           -----------------       --------------------
Total Assets                                                              $       4,894,936                 11,199,499
                                                                           =================       ====================
                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Stockholder loans payable                                              $         465,094                    480,080
   Note payable - bank                                                              175,000                          0
   Accounts payable and accrued liabilities :
       Accrued salaries                                                             960,000                  1,757,699
       Accrued interest                                                              37,228                    227,630
       Other                                                                        111,054                  1,465,113
                                                                           -----------------       --------------------
    Total current liabilities                                                     1,748,376                  3,930,522
                                                                           -----------------       --------------------
LONG-TERM LIABILITIES
   Long-term bank loans                                                                   0                     34,221
   Convertible debt, net                                                                  0                  6,274,536
                                                                           -----------------       --------------------
     Total long term liabilities                                                          0                  6,308,757
                                                                           -----------------       --------------------
Total Liabilities                                                                 1,748,376                 10,239,279
                                                                           -----------------       --------------------
Common stock issued under a repurchase agreement; issued and
   outstanding 1,000,000 and 750,000 shares                                       2,000,000                  1,500,000
                                                                           -----------------       --------------------
STOCKHOLDERS' EQUITY
  Preferred stock, $0.0001  par value; authorized 10,000,000 shares ;
      none issued and outstanding                                                         0                          0
  Common stock, $0.0001 par value; authorized 950,000,000 shares ;
      issued and outstanding 21,989,526  and  24,222,909                              2,199                      2,422
  Additional paid in capital in excess of par                                    19,952,865                 22,970,263
  Additional paid in capital - warrants                                                   0                    200,000
  Deficit                                                                       (17,645,204)               (23,556,215)
  Stock subscriptions receivable                                                   (913,300)                         0
  Deferred compensation                                                            (250,000)                  (156,250)
                                                                           -----------------       --------------------
Total Stockholders' Equity                                                        1,146,560                   (539,780)
                                                                           -----------------       --------------------
Total Liabilities and Stockholders' Equity                                $       4,894,936                 11,199,499
                                                                           =================       ====================

     The accompanying notes are an integral part of the financial statements

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                      Consolidated Statements of Operations

                                                                   Nine months ended June 30,
                                                            -----------------------------------------
                                                                  1997                    1998
                                                            -----------------       -----------------
REVENUE                                                        (Unaudited)             (Unaudited)
Environmental remediation services                      $            120,944                 273,057
Crude oil                                                                  0                 119,219
Other income                                                           6,730                  11,684
                                                            -----------------       -----------------
  Total revenue                                                      127,674                 403,960
                                                            -----------------       -----------------
COSTS AND EXPENSES
Compensation :
     Officers                                                         93,750                 893,750
     Directors                                                     1,352,981                       0
Consulting fees                                                    1,454,625                 830,865
Geological data and reports                                                0                  41,932
General and administrative expense                                   652,817               3,916,647
Depreciation and depletion                                           196,417                 380,675
Interest expense                                                      17,727                 251,104
                                                            -----------------       -----------------
  Total costs and expenses                                         3,768,317               6,314,973
                                                            -----------------       -----------------

Net loss                                                $         (3,640,643)             (5,911,013)
                                                            =================       =================

Weighted average number of shares outstanding                      6,382,302              23,497,260
                                                            =================       =================
Net loss per share, basic                               $              (0.57)                  (0.25)
                                                            =================       =================

























     The accompanying notes are an integral part of the financial statements

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                 Consolidated Statement of Stockholders' Equity

                                        Common Stock
                                   -----------------------
                                      Number                             APIC -     Stk Subs    Defr'd    Accumulated     TTL S/H
                                    of Shares     Amount      APIC      Warrants   Receivable    Comp.      Deficit       Equity
                                   ------------ ---------- ----------- ----------- ----------- --------- ------------- -------------
BEGINNING BALANCE,
   September 30, 1996                3,239,374  $     324   4,629,598            0          0  (427,500)     (732,152)    3,470,270

Year ended September 30, 1997
Common stock issued for :
2/10 - S-8 services                  1,600,000        160   1,099,840            0          0         0             0     1,100,000
3/4 - oil wells/leases                 300,000         30     309,345            0          0         0             0       309,375
3/5 - oil wells/leases                 200,000         20     206,230            0          0         0             0       206,250
3/13 - S-8 services                    300,000         30     374,970            0          0         0             0       375,000
4/5 - Chevron contract               3,000,000        300           0            0          0         0             0           300
4/5 - services                       1,342,981        134   1,342,847            0          0         0             0     1,342,981
4/5 - contributed to corporation      (100,000)       (10)    (99,990)           0          0         0             0      (100,000)
4/9 - BAPCO acquisition              4,000,000        400     499,600            0          0         0             0       500,000
5/14 - S-8 services                  1,500,000        150     562,350            0          0         0             0       562,500
6/19 - services                        150,000         15      28,110            0          0         0             0        28,125
7/8 - cash                             800,000         80     399,920            0          0         0             0       400,000
7/25 - S-8 services                  2,335,000        233   6,464,798            0          0         0             0     6,465,031
7/30 - services                      1,500,000        150   2,249,850            0          0         0             0     2,250,000
7/30 - cash                            147,000         15     146,985            0          0         0             0       147,000
8/8 - cash                              74,000          8     147,992            0          0         0             0       148,000
9/4 - services                         400,000         40     307,960            0          0         0             0       308,000
9/10 - cash & stk subs receivable      727,273         73     799,927            0   (800,000)        0             0             0
9/15 - cash & stk subs receivable      473,898         47     482,533            0   (113,300)        0             0       369,280
9/30 - deferred comp amortization            -          0           0            0          0   177,500             0       177,500
  Net loss                                   -          0           0            0          0         0   (16,913,052)  (16,913,052)
                                   ------------ ---------- ----------- ----------- ----------- --------- ------------- -------------
BALANCE, September 30,  1997        21,989,526      2,199  19,952,865            0   (913,300) (250,000)  (17,645,204)    1,146,560

Nine months ended March 31, 1998
10/97 - stock subs received in cash          -          0           0            0    913,300         0             0       913,300
10/08 - Uinta acquisition            1,000,000        100   1,999,900            0          0         0             0     2,000,000
10/97 - Neuces acquisition              50,000          5     148,745            0          0         0             0       148,750
11/97 - cash, net                      176,099         18     167,676            0          0         0             0       167,694
01/98 - equity in building              24,000          2      61,216            0          0         0             0        61,218
02/98 - services                       104,664         10      55,648            0          0         0             0        55,658
02/98 - cash                           282,000         28     180,222            0          0         0             0       180,250
03/98 - stock subs receivable          300,000         30     236,220            0   (236,250)        0             0             0
04/98 - stock subs received in cash          -          0           0            0    236,250         0             0       236,250
06/98 - cash                           234,200         24     135,576            0          0         0             0       135,600
06/98 - services                        62,420          6      32,195            0          0         0             0        32,201
06/98 - cash                                 -          0           0      200,000          0         0             0       200,000
6/30 - deferred comp amortization            -          0           0            0          0    93,750             0        93,750
   Net loss                                  -          0           0            0          0         0    (5,911,011)   (5,911,011)
                                   ------------ ---------- ----------- ----------- ----------- --------- ------------- -------------
BALANCE, June 30, 1998 (unaudited)  24,222,909 $    2,422  22,970,263      200,000          0  (156,250)  (23,556,215)     (539,780)
                                   ============ ========== =========== =========== =========== ========= ============= =============

Common stock issued under a repurchase agreement
BEGINNING BALANCE,
     September 30, 1996                      0 $        0           0            0          0         0             0             0

7/97 - DRSTP info                    1,000,000        100   1,999,900            0          0         0             0     2,000,000
                                   ------------ ---------- ----------- ----------- ----------- --------- ------------- -------------
BALANCE, September 30, 1997          1,000,000        100   1,999,900            0          0         0             0     2,000,000

12/97 - cash repurchase               (250,000)         0    (500,000)           0          0         0             0      (500,000)
                                   ------------ ---------- ----------- ----------- ----------- --------- ------------- -------------
BALANCE, June 30, 1998 (unaudited)     750,000 $      100   1,499,900            0          0         0             0     1,500,000
                                   ============ ========== =========== =========== =========== ========= ============= =============



     The accompanying notes are an integral part of the financial statements

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                      Consolidated Statements of Cash Flows

                                                                                           Nine months ended June 30,
                                                                                        -----------------------------------
                                                                                             1997                1998
                                                                                        --------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                    (Unaudited)          (Unaudited)
Net loss                                                                               $   (3,640,643)          (5,911,013)
Adjustments to reconcile net loss to net cash used for operating activities:
    Amortization of deferred compensation                                                     146,250               93,750
    Stock issued for services rendered                                                      2,876,356               87,859
    Convertible debt issued for services                                                            0               43,750
    Depreciation and depletion                                                                196,417              380,675
    Other                                                                                      (6,730)                   0
Changes in operating assets and liabilities:
   (Increase) decrease in prepaid expenses and other assets                                         0             (567,200)
   Increase (decrease) in accrued interest expense                                             17,726              190,402
   Increase (decrease) in accrued expenses                                                          0            1,354,059
   Increase (decrease) in accrued salaries                                                          0              797,699
                                                                                        --------------     ----------------
Net cash provided by (used by) operating activities                                          (410,624)          (3,530,019)
                                                                                        --------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
DRSTP concession fee payment                                                                        0           (2,013,300)
Investment in ST PETRO S.A.                                                                         0              (20,000)
Increase in deposits on fixed assets                                                         (126,000)             (72,230)
Acquisition of property and equipment                                                               0             (166,916)
                                                                                        --------------     ----------------
Net cash provided by (used by) investing activities                                          (126,000)          (2,272,446)
                                                                                        --------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock sold for cash                                                                          0              719,794
Common stock warrants sold for cash                                                                 0              200,000
Convertible debt sold for cash                                                                      0            6,230,786
Proceeds from bank borrowings                                                                 175,000                9,840
Payments on bank borrowings                                                                         0             (179,401)
Proceeds from loans payable to  stockholders                                                  400,529              632,076
Payments on stockholder loans payable                                                         (22,968)            (617,090)
                                                                                        --------------     ----------------
Net cash provided by (used by) financing activities                                           552,561            6,996,005
                                                                                        --------------     ----------------

Net increase (decrease) in cash                                                                15,937            1,193,540

CASH, beginning of period                                                                           0              327,743
                                                                                        --------------     ----------------

CASH, end of period                                                                    $       15,937            1,521,283
                                                                                        ==============     ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest                                                 $            0               11,825
                                                                                        ==============     ================
Non cash financing and investing activities: Stock issued to acquire :
        BAPCO                                                                          $      500,000                    0
                                                                                        ==============     ================
        Equity in building                                                             $            0               61,218
                                                                                        ==============     ================
        Oil and gas properties and equipment                                           $      515,625            2,148,750
                                                                                        ==============     ================
Mortgage payable on building assumed                                                   $            0               28,782
                                                                                        ==============     ================





     The accompanying notes are an integral part of the financial statements

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                   Notes to Consolidated Financial Statements
                             June 30, 1997 and 1998
                                   (Unaudited)

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

   Principles of consolidation
         The consolidated financial statements include the accounts of SSI and BAPCO, its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements for the nine months ended June 30, 1997 and 1998 include all adjustments which in the opinion of management are necessary for fair presentation.

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

(2) Significant Acquisitions
         The Company acquired 100% of the issued and outstanding common stock of Environmental Remediation Funding Corp., (ERFC), a Delaware corporation, effective on August 19, 1996, in a reverse triangular merger, which has been accounted for as a reorganization of ERFC. At the same time the Company changed its name from RAGC. Prior to the merger ERFC had acquired certain environmental remediation equipment in

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                   Notes to Consolidated Financial Statements

(2) Significant Acquisitions (Continued)
         exchange  for  common  stock.  ERFC then  employed  the  seller of this equipment as an outside consultant in exchange for common stock. Subsequently, ERFC was unable to enter into the environmental remediation contracts it had hoped to and asked the consultant to become the Chairman, President and CEO of ERFC.

         At the time of the acquisition of ERFC by RAGC, ERFC owned 100% of Site Services, Inc., (SSI). ERFC had acquired SSI from Bass Environmental Services Worldwide, Inc., (BESW), a company controlled by the Chairman, President and CEO of ERFC. SSI had always been an inactive company, except for certain environmental remediation licences which it continues to hold.

         On April 9, 1997, the Company acquired 100% of the issued and outstanding common stock of Bass American Petroleum Company, (BAPCO), which was accounted for as a purchase. BAPCO had been an inactive company for several years previously, however BAPCO owned a variety of oil well production enhancing equipment, which is proprietary to, but not patented by BAPCO. The transaction was in essence an asset acquisition. At the time of the acquisition BAPCO was 100% owned by the Chairman, President and CEO of ERHC. As such, the acquisition was accounted for at historical cost. The Company has begun using BAPCO as the operator of the various oil and natural gas leases it has acquired.

(3)  Liquidity
         The Company's current liabilities exceed its current assets by $1,626,331, reflecting a possible lack of liquidity. The Company is in ongoing negotiations to raise general operating funds and funds for specific projects. As discussed in notes 7, 10 and 17, the Company raised an additional $1,100,000 in October 1997, $4,300,000 in November 1997, $536,000 in April 1998, $2,011,000 in June 1998 and $1,475,000 in
         July and August 1998. The Company has negotiated two lines of credit, one for $15,000,000 and one for $5,000,000. These lines of credit cannot be drawn upon until the Company's current registration statement on form S-1 is declared effective. Both of these lines of credit are convertible into shares of the Company's common stock on terms similar to the convertible debt discussed in note 7. As discussed in note 5 and 16a, the Company has also received a letter of intent for a firm commitment from a registered broker/dealer to raise an additional $50,000,000 in convertible debt. However there is no assurance that such financing will be obtained.

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

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                   Notes to Consolidated Financial Statements

(4) Equipment (Continued)
         The Company is depreciating this tool and technology over ten years.

         Depreciation expense for the nine months ended June 30, 1997 and 1998 was $196,417and $377,080 respectively.

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

         In October 1997, the Company entered into an agreement to acquire a 3/8 undivided interest in a natural gas well that had been plugged and abandoned approximately 10 years ago. This agreement requires the Company to pay the seller $200,000 and 50,000 shares of the Company's common stock, as well as to pay the Company's proportionate share of the costs to reenter this well. The Company is also required to carry the seller's 1/8 proportionate share of the reentry costs until the well is producing. The seller also owns an undivided 50% interest in the oil and gas lease on the 49,019 acres of land contiguous to the initial well. The agreement allows the Company to acquire a 3/8 undivided interest in this lease by paying to the seller approximately $343,000 each April for four years. The Company received the initial lease assignment on

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                   Notes to Consolidated Financial Statements

(5) Crude oil reserves (Continued)
         December 1, 1997. The Company is currently evaluating the existing reserve reports and underlying data on these leases as well as has contracted another independent appraiser to complete new reserve reports for its use.

     Oil  production
         In late November 1997, test oil production amounting to approximately 444 barrels was picked up from the tanks at the Gunsite Sand lease. At that time the Company had approximately 9 wells back on line and pumping. In late November and early December 1997, test oil production amounting to approximately 1,292 barrels was picked up from the tanks at the 22 leases in Uintah and Duchesne Counties, Utah. The Company has 11 wells in production in the Utah filed which pumped approximately 6,300 barrels of oil in the third quarter. The Company is utilizing the successful efforts method of accounting for its oil and gas producing activities. The Company expects to regularly assess proved oil and gas reserves for possible impairment on an aggregate basis in accordance with SFAS 121.

        Depletion
         Depletion (including provisions for future abandonment and restoration costs) of all capitalized costs of proved oil and gas producing properties are expensed using the unit-of-production method by individual fields as the proven developed reserves are produced. Depletion expense for the nine months ended June 30, 1997 and 1998 was $0 and $3,595 respectively.

(6)  Master  service agreement
         In September 1996 Bass Environmental Services Worldwide, Inc., (BESW), entered into a master service agreement with Chevron to plug and abandon oil wells located in the Gulf of Mexico off the coast of Louisiana. In April 1997, BESW assigned this contract to the Company in exchange for 3,000,000 shares of the Company's common stock. Chevron has reissued the contract in the Company's name. At the time of the acquisition, BESW was controlled by the CEO of ERHC. The Company valued this acquisition on the basis of the par value of the Company's common stock given up, or $300, because no historical cost basis could be individually determined and the contract has minimal value until the Company has built or purchased the equipment to commercialize the contract. The Company expects to begin commercializing the agreement in late 1998.

(7) Notes payable
         The Company issued two notes payable to stockholders who are also officers and directors in exchange for cash amounting to $1,362,906. These notes carry no stated maturity date and an 8.5% rate of interest. The Company has repaid $881,790 on these notes, including interest on one. The remaining note is convertible into restricted stock at 50% of the average bid price for the month in which the loan was made. The conversion is at the option of the noteholder. Accrued interest on these notes is, $0 and $155,824 for the nine months ended June 30, 1997 and 1998.

         In January 1997, the Company issued a note payable to a bank in exchange for $175,000 cash. This note carried a maturity date of March 15, 1997 and a 9.6875% interest rate. The Company is in default on this note. The default interest rate is 13.6875%. The Company and the bank had originally expected to roll this note over into a long-term credit facility. The Company chose not to accept the long-term facility due to the terms offered. The Company repaid this loan in full plus accrued interest on December 31, 1997.

         In November and December 1997, the Company issued 5.5% convertible senior subordinated secured notes due 2002 in exchange for $4,300,000 in cash. These notes are convertible into shares of the Company's

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                   Notes to Consolidated Financial Statements

(7)  Notes payable  (continued)
         common stock at a conversion price to be determined by so stated formula, but at a price no less than $1.25 per share. If all of the notes are converted at the lowest possible price, the Company would be required to issue 3,440,000 shares of common stock. These notes also carried warrants for an additional 258,000 shares of common stock with an exercise price of $3.17 per share, or total additional proceeds to the Company of $817,860 in cash in the event all of the warrants are exercised. The notes are secured by the Company's non- MIII oil reserves in Utah.

         In April 1998, the Company issued 12% convertible subordinated unsecured notes due January 1999 in exchange for $300,000 cash. These notes are convertible into shares of the Company's common stock at a conversion price of $1.50 per share. If all of these notes are converted, the Company will be required to issue 200,000 shares of common stock. These notes also carried warrants for an additional
         210,000 shares of common stock with an exercise price of $1.25 per share, or total additional proceeds to the Company of $262,500 in cash in the event all of the warrants are exercised.

         In June 1998, the Company issued 12% convertible subordinated unsecured notes due December 1999 in exchange for $425,000 cash. These notes are convertible into shares of the Company's common stock at a conversion price of $1.00 per share. If all of these notes are converted, the Company will be required to issue 425,000 shares of common stock. These notes also carried warrants for an additional 531,250 shares of common stock with an exercise price of $0.50 per share for the first two years, and $0.85 per share thereafter, or total additional proceeds to the Company of $265,625 or $451,563 in cash in the event all of the warrants are exercised.

         In June 1998, the Company issued 5.5% convertible subordinated unsecured notes due June 2000 in exchange for $1,250,000 cash. These notes are convertible into shares of the Company's common stock at a conversion price to be determined by so stated formula. If all of these notes are converted, using the conversion price of the issuance date ($0.69517), the Company will be required to issue 1,798,124 shares of common stock. These notes also carried warrants for an additional 230,000 shares of common stock with an exercise price of $0.8634 per share, or total additional proceeds to the Company of $198,582 in cash in the event all of the warrants are exercised.

(8) Accrued salaries
         At June 30, 1997 and 1998 the Company has accrued salaries of, $0 and $1,757,699, respectively, for three officers. These officers can, at their option, convert these salaries into common stock of the Company at the rate of one-half of the average bid price of the Company's common stock for the months in which the salary was earned.

(9) Income taxes
         The Company has a consolidated net operating loss carry-forward amounting to $23,556,215, expiring as follows: $3,404 in 2010, $728,748 in 2011,  $16,913,052 in 2012 and $5,911,013 in 2013. The Company has a
         $9,420,000 deferred tax asset resulting from the loss carry-forward, for which it has established a 100% valuation allowance. Until the Company's current plans begin to produce earnings it is unclear as to the ability of the Company to utilize these carry-forwards.

(10) Stockholders' equity
         The Company has authorized 950,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock. On September 30, 1995, the predecessor entity, ERFC, had 1,639,450 shares issued and outstanding, which had been issued during the month since inception as 884,407 shares for

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                   Notes to Consolidated Financial Statements

(10) Stockholders' equity (continued)
         $88 in cash and 755,043 shares for a four year consulting agreement valued at $500,000 with a then independent consultant who subsequently became the Company's Chairman, President and CEO.

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

         In July 1997, the Company issued 800,000 shares under a Section 4(2) exemption from registration to a previously unrelated party in exchange for $400,000 in cash. In July 1997, the Company acquired substantial geologic data and other information from an independent source in exchange for 1,000,000 shares of the Company's common stock. This data was valued at $2,000,000 based the agreement with the seller that
         Company would repurchase these shares for $2,000,000 at a rate of 25% per quarter should the seller so choose. In July 1997, the Company issued 2,335,000 shares of common stock to three independent consultants for services valued at $6,465,031, principally relating to the Company's acquisition of the MIII agreement

         In July 1997, the Company issued 1,500,000 shares of common stock to three directors in lieu of cash

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                   Notes to Consolidated Financial Statements

(10) Stockholders' equity (continued)
         compensation for services rendered to the Company valued at $2,250,000. In July 1997, the Company issued 147,000 shares of common stock under a Regulation D Rule 506 private placement in exchange for $147,000 in cash. In August1997, the Company issued 74,000 shares of common stock under a Regulation D Rule 506 private placement in exchange for $148,000 in cash. In September 1997, the Company issued 400,000 shares of common stock to an independent consultant for services valued at $308,000. In September 1997, the Company issued 370,898 shares of common stock under a Regulation D Rule 506 private placement in exchange for $407,988 in cash. In September 1997, the Company received stock subscription agreements for $913,300 in cash under a Regulation D Rule 506 private placement representing 830,273 shares of common stock.

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

         In October 1997, the Company entered into an agreement to acquire a 3/8 undivided interest in a natural gas well that had been plugged and abandoned approximately 10 years ago. This agreement requires the Company to pay the seller $200,000 and 50,000 shares of the Company's common stock, as well as to pay the Company's proportionate share of the costs to reenter this well. The Company is also required to carry the seller's 1/8 proportionate share of the reentry costs, estimated between $250,000 and $500,000, until the well is producing. The seller also owns an undivided 50% interest in the oil and gas lease on the 49,019 acres of land contiguous to the initial well. The agreement allows the Company to acquire a 3/8 undivided interest in this lease by paying to the seller approximately $343,000 each April for four years. The Company received the initial lease assignment on December 1, 1997. The Company is currently evaluating the existing reserve reports and underlying data on these leases as well as has contracted another independent appraiser to complete new reserve reports for its use

         In December 1997, the Company repurchased 250,000 shares of its common stock for $500,000 in cash. This was the first 25% quarterly repurchase agreed to by the Company relating to the 1,000,000 shares issued to acquire the DRSTP geological data. In January 1998, the Company issued 24,000 shares valued at $61,218 and assumed a mortgage payable of $28,782 to acquire a small office building in Utah, valued at $90,000, from Unita Oil and Gas. In February 1998, the Company issued 282,000 shares in exchange for $180,250 in cash and 104,664 shares in exchange for services valued at $55,658. In March 1998, the Company issued 300,000 shares in exchange for a subscription receivable of $236,250, which was received in cash in April 1998. In

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                   Notes to Consolidated Financial Statements

(10) Stockholders' equity (continued)
          June 1998, the Company issued 234,200 shares in exchange for $135,600 in cash and 62,420 shares in exchange for services valued at $32,201.

    Contingent issues
         The Company is contingently liable to issue up to two million shares of restricted stock to two officers and directors of the Company for their efforts in closing the M III contract in Utah upon the joint venture oil production level of 4,000 barrels a day being attained. This two million shares includes the 500,000 shares the Company is to issue to MIII. The Company is also contingently liable to issue an additional two million shares upon the joint venture attaining production of a total of 6,000 barrels a day.

         The Company is contingently liable to issue up to three million shares of restricted stock in total to three officers and directors of the Company for their efforts in closing the Sao Tome & Principe contract. These shares will be issued upon the joint venture oil production level of 20,000 barrels a day being attained.

     Warrants
         In March 1998 the Company issued a warrant for 100,000 shares of common stock with an exercise price of $1.20 per share, or total proceeds of $120,000 in cash for the Company if all of the warrants are exercised. This warrant was issued in conjunction with entering into the Kingsbridge Investment Agreement.

         In June 1998 the Company received $200,000 in cash in exchange for warrants for 1,050,000 shares of common stock with an exercise price of $ 0.75 per share, or total proceeds to the Company of $787,500 in cash if all of the warrants are exercised.

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

(13) Segment information
         The Company has three distinct lines of business through its two wholly owned subsidiaries, Site Services, Inc., (SSI), and Bass American Petroleum Company, (BAPCO), and a joint venture agreement. SSI operates in the environmental remediation industry and BAPCO will operate in the oil and gas production industry. SSI's principal identifiable assets consist of $3,720,000, of environmental equipment, a barge deposit of $131,000 and the Chevron P&A master service agreement valued at $300. Revenues of $273,057 relate to SSI. BAPCO's principal identifiable assets consist of crude oil and natural gas reserves valued at $1,240,175 and equipment valued at $2,570,000. Revenues of $119,219 relate to BAPCO. The Company also expects to operate in the supply industry through a joint venture agreement to supply fuel and other goods to ships

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                   Notes to Consolidated Financial Statements

(13) Segment information (Continued)
         transiting the Panama Canal. The Company is in final negotiations for a loan which would allow it to begin its operations in Panama. No principal identifiable assets yet exist for this line of business.

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

(15) Letter of intent
         In December 1997, the Company received a letter of intent from a registered brokerage house which contemplates a firm commitment public offering of approximately $50,000,000 of convertible debt securities. This offering, if it proceeds, is contemplated for late 1998. There is no assurance that such offering will be consummated.

         In May, 1998, the Company received a letter of intent from another registered brokerage firm as a replacement of the December 1997, letter of intent. This new letter of intent is for the same terms and conditions as the one it replaces.

(16) Investment in ST PETRO, S.A.
         In June 1998, in anticipation of the legal formation of ST PETRO, S.A. by the government of the DRSTP, the Company forwarded $20,000 of its expected $49,000 initial investment in ST PETRO, S.A. Once the entire amount is paid, ERHC will own 49% of the then total issued and outstanding common stock of ST PETRO. ERHC will also effectively control ST PETRO, S.A. by virtue that the CEO and President of ST PETRO are ERHC's CFO and COO respectively.

(17) Subsequent events
     a) Sao Tome concession payments
         On July 2, 1998 the Company paid $1,000,000 of the concession fee to the government of the DRSTP. On July 31, 1998 the Company paid an additional $1,000,000 of the concession fee to the government of the DRSTP

     b) Notes payable
         In July/August 1998 the Company issued 8% convertible subordinated unsecured notes due July/August 2000 in exchange for $1,200,000 and $275,000 cash. These notes are convertible into shares of the Company's common stock at a conversion price to be determined by so stated formula. If all of the notes are converted, the Company will be required to issue 1,657,928 shares of common stock based on the formula on the dates of closing (an average of $0.88966). Warrants were also issued to the placement agent for an additional 132,750 shares of common stock with an exercise price of $0.74375 and $0.73125 per share, or total additional proceeds to the Company of $98,423 in cash in the event all of the warrants are exercised.

Item 2. Management's Discussion and Analysis and Plan of Operation.

Environmental Remediation Holding Corporation is an independent oil and gas company engaged in the exploration, development, production and sales of crude oil and natural gas properties with current operations focused in Texas, Utah, and the Democratic Republic of Sao Tome and Principe in West Africa ("DRSTP").

The Company's strategy in the United States is to increase oil and natural gas reserves, production, and cash flow through (1) the exploration of its existing acreage position in Texas, Utah, and the DRSTP; (2) the acquisition of additional properties in known producing areas that provide significant development and exploratory drilling potential; (3) the exploration for oil and natural gas reserves; (4) the maintenance of a low operating and cost structure; and, (5) environmental remediation as it relates to the oil and gas industry.

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

The Private Stock Offering:

In order to meet certain current operating expenses, during the period of April 1998 through June 1998, the Company received gross proceeds in the amount of $371,850.00 from the sale of a total of 534,200 shares of the restricted stock in the Company, $.001 par value per share (the "Restricted Stock") and received gross proceeds in the amount of $32,200.65 from the issuance of stock for services for a total of 62,420 shares of the Company's Restricted Stock.

The April 1998 Funding:

In order to meet the funding need of the Company, on April 9, 1998, the Company raised proceeds of $300,000 as a bridge loan in a private placement of the Company's (1) 12.0% convertible notes due on the earlier of January 8, 1999 or at such time as the Company receives the first draw under the Kingsbridge Capital Limited("Kingsbridge")Private Equity Line of Credit dated as of March 23, 1998 (the "Notes") and (2) warrants to purchase shares of Common Stock (the "Warrants") to nine (9) investors. The shares to be issued upon conversion of the Notes and exercise of the Warrants shall be Rule 144 restricted shares. The maximum number of shares of Common Stock which may be issued by the Company upon the conversion of the Notes (at a base conversion rate of $1.50 per share, (subject to certain limitations) and the exercise of the Warrants (at an exercise price of $1.25) is up to 200,000 shares and 210,000 respectively. The shares covered by the conversion of the Notes and exercise of the Warrants are entitled to piggyback registration rights and were included in Amendment No. 2 to the Form S-1 currently filed. The Notes are convertible at any time after issuance, and the Warrants are exercisable at any time prior to April 8, 2001. The Company used the gross proceeds to finance further production and for working capital. As of August 19, 1998, none of the Notes have been converted and none of the Warrants have been exercised.

The First June 1998 Funding

In June 1998, the Company raised gross proceeds of $200,000 in a private placement of warrants to purchase Common Stock (the"June Warrants") to two "accredited" investors. The maximum number of shares of Common Stock which may be issued upon the exercise of the June Warrants (at an exercise price of $.75) is up to 1,050,000 shares. The June Warrants may exercise at any time up until 5 PM Eastern Standard Time on the first business day after the fourteen (14) month period following the date of the declaration of the effectiveness of the Company's registration statement in which the June Warrants are registered.

In the event that a holder of the June Warrants exercises for not less than 250,000 (25,000 in the case of the 50,000 warrant holder) shares of the
Company's Common Stock within 180 days of June 1, 1998 and exercises for at least an additional 50,000 (5,000 in the case of the 50,000 warrant holder) shares of Common Stock within 360 days of June 1, 1998, the Company shall issue of the June Warrants additional warrants for the purchase of a number of shares equal to the number of shares purchased under the June Warrants within 180 and 360 days of June 1, 1998. The exercise price of these additional warrants is equal to $2.00 per share. Such additional warrants may be exercised at any time up until 5 PM Eastern Standard Time on the first business day after the twenty-four (24) month period following the date of the effectiveness of the Company's registration statement in which the additional warrants are registered.

In connection with the sale of the June Warrants, the Company included the shares to be issued upon exercise of the June Warrants in Amendment No. 2 to the Form S-1 currently filed. The Company has committed to register the additional warrants within ninety (90) days of issuance. The Company used the net proceeds of this financing for working capital. As of August 19, 1998, none of the June Warrants have been exercised.

The Second June 1998 Funding

In June 1998, the Company raised gross proceeds of $425,000 in the private placement of the Company's 12..0% subordinated convertible notes due on the earlier of December 1999 or upon the receipt by the Company of debt or equity or revenue from the sale of leases or other property of $4 million or more (the "June Notes") and warrants to purchase Common Stock (the "Second June Warrants") to a limited number of "accredited" investors. The maximum number of shares of Common Stock which may be issued by the Company upon the conversion of the June Notes (at a base conversion price of $1.00 per share), subject to designated adjustments, and the exercise of the Second June Warrants (at an exercise price of $.50 per share for the first two years and $.85 per share thereafter) is up to 425,000 shares and 531,250 shares, respectively. As of August 19, 1998, none of the June Notes or the Second June Warrants had been exercised.

The holders of the June Notes may convert 100% of the principal amount of the June Notes at any time after the issuance date. The conversion rate of the June Notes is equal to $1.00 per share. The June Notes are subordinated to any senior debt incurred by the Company.

The holders of the Second June Warrants may exercise at any time up until 5 PM Eastern Standard Time on June 14, 2002. The exercise price of the Second June Warrants is equal to $.50 per share for the first two years and $.85 per share thereafter, these prices are subject to adjustment. In the event the Company does not register the Second June Warrants within six (6) months of issuance, the exercise price for the entire term through June 14, 2002 shall remain at $.50 per share. Additionally, the price of the Second June Warrants will be adjusted downward to 50% of market when the registration statement becomes effective, if after 90 days the share price of the Company's Common Stock falls below $.75 per share for more than five (5) consecutive trading days or seven
(7) out of ten (10) trading days. The Second June Warrants contain cashless exercise and anti-dilution provisions which include, but are not limited to, anti-dilution protection against stock or management option issuances below $.50 per share.

In connection with the sale of the June Notes and the Second June Warrants, the Company included such notes and warrants in Amendment No. 2 to the Form S-1 currently filed. The Company used the net proceeds of this financing for working capital. As of August 19, 1998 none of the June Notes have been converted and none of the Second June Warrants have been exercised.

The Third June 1998 Funding

In June 1998, the Company raised gross proceeds of $1,250,000 in a private placement of the Company's 5.5% convertible notes due in 2000 (the "Second June Notes") and warrants to purchase Common Stock (the "Third June Warrants") to one "accredited" investor. The conversion price is calculated by formula as the lower of (i) the average closing bid price for the five (5) days prior to the closing or (ii) 80% of the average closing bid price for the five (5) days prior to notice of intent to convert. In the event that the lower price were the average closing bid price for the five (5) days prior to the closing, the maximum number of shares of Common Stock which may be issued by the Company upon conversion of the Second June Notes (at a base price of $.7195) is 1,798,124. However, if 80% of the average closing bid price for the five (5) days prior to the notice of intent to convert were the lower price, there is no way to ascertain the maximum number of shares of Common Stock which may be issued by the Company upon conversion of the Second June Notes at this time. Because the conversion rate of the Second June Notes is based in part on future average trading prices of the Common Stock, the number of shares which may actually be issued on conversion could differ significantly. For example, in the event the average closing bid price for the five (5) days prior to notice of intent to convert were $.7195, 80% of such number would equal a share price of $.5756, resulting in a total of 2,247,655 shares of Common Stock issuable upon conversion exclusive of the exercise of any of the Third June Warrant. The maximum number of shares of Common Stock which may be issued by the Company upon the exercise of the Third June Warrants (at an exercise price of 120% of the average closing bid price for the five (5) days prior to the closing which is equal to $.8634) is 230,000 shares. As of August 19, 1998, none of the Second June Notes had been converted and none of the Third June Warrants had been exercised.

Under the terms of the Second June Notes, the holders thereof may convert the original principal amount of the Second June Notes only to the extent of one-third of such amount on and after each of July 23, 1998, August 23, 1998 and September 23, 1998. The Second June Notes are subordinate to any senior debt incurred by the Company.

All of the shares to be held by the Investors upon exercise of the Third June Warrants, under the terms of the Third June Warrants, the holders thereof may exercise at any time up until 5 PM Eastern Standard Time on June 23, 2003. The exercise price of the Third June Warrants is equal to $.8634 per share.

In connection with the sale of the Second June Notes and the Third June Warrants, the Company entered into a Registration Rights Agreement with the Selling Shareholders, pursuant to which the Company agreed to register the Third June 1998 Funding shares under the Securities Act for resale by, and for the benefit of, such shareholders. The Second June Notes and the Third June Warrants were included in Amendment No. 2 to the Form S-1 currently filed. The Company used $1,000,000 of the net proceeds as an additional concession fee payment in connection with its Sao Tome joint venture. The balance was used for working capital.

The July/August 1998 Funding

In July and August 1998, the Company raised gross proceeds of $1,200,000 and $275,000 respectively in a private placement of up to $3,000,000 in two (2) tranches of the Company's 8.0% convertible notes due in 2000 (the "July Notes") to a limited number of "accredited" investors. The Company anticipates closing an additional tranche representing gross proceeds of $300,000 on or before August 18, 1998. The conversion price of the July Notes is calculated by formula as the lower of (i) 120% of the average closing bid price per share of the Company's Common Stock for the five (5) days preceding the closing of the transaction or (ii) 75% of the average closing bid price per share of the Company's Common Stock for the five (5) days preceding the date upon which notice of conversion is given by the investor to the Company. In the event that the lower price were the average closing bid price for the five (5) days prior to the closing bid price for the five (5) days prior to the closing of each tranche, the maximum number of shares of the Common Stock which may be issued by the Company upon conversion of the July Notes (at a base price of $.74375 and $.73125 respectively) is 1,657,928. However if 75% of the average closing bid price for the five (5) days prior to the notice of intent to convert were the lower price, there is no way to ascertain the maximum number of shares of Common Stock which may be issued by the Company upon conversion of the July Notes at this time. Because the conversion rate of the July Notes is based in part on future average trading prices of the Common Stock, the number of shares which may actually be issued upon conversion could differ significantly. For example, in the event the average closing bid price for the five (5) days prior to the note of intent to convert were $.74375, 75% of such number would equal a share price of $.55781 resulting in a total of 2,644,257 shares of Common Stock issuable upon conversion exclusive of the exercise of any of the warrants. Warrants were issued to the placement agent at the close of each tranche (the "July Warrants"). The maximum number of shares of Common Stock which may be issued by the Company upon the exercise of the July Warrants (at an exercise price of $.74375 and $.73125 respectively) is 132,750 shares. As of August 19, 1998, none of the July Notes had been converted and none of the July Warrants had been exercised.

Under the terms of the July Notes, the holders thereof may convert the original principal amount of the notes only to the extent of one-third of such amount on and after each thirty (3) day period following the issuance date. The July Notes are subordinate to any senior debt incurred by the Company.

Under the terms of the July Warrants, the holders thereof may exercise at any time up until 5 PM Eastern Standard Time on July 30, 2003 and August 5, 1998 respectively. The exercise price of the July Warrants are equal to $.74375 and $.73125.

In connection with the sale of the July Notes and the July Warrants, the Company entered into a Registration Rights Agreement with the Selling Shareholders, pursuant to which the Company agreed to register the July 1998 Funding shares under the Securities Act for resale by, and for the benefit of, such shareholders. The July Notes and the July Warrants were not included in Amendment No. 2 to the Form S-1 currently filed. The Company used $1,000,000 of the net proceeds as an additional concession fee payment in connection with its Sao Tome joint venture. The balance was used for working capital.

Operations

During the third quarter 1998, the Company focused on the funding of the additional concession fee due to DRSTP. A substantial portion of the financing arranged during this quarter was paid over as part of this concession fee. ERHC continues to believe that the Sao Tome Project needs to be the primary focus of its activities due to the extensive interest and financial commitments of the major exploration and production companies in the Gulf of Guinea.

In April, 1998, the Government of Sao Tome granted approval to the joint venture to proceed with the preparation and sale of leases of its oil concession rights, which sales are expected to occur in early 1999.

On April 20, 1998, the government of DRSTP and ERHC filed the two hundred (200) mile exclusive economic zone coordinates with the United Nations. This is the last step necessary to establish the exclusive economic zone for international recognition.

In June 1998, the Company and Sao Tome signed a letter of intent to award a contract to Schlumberger Geco-Prakla to perform a marine seismic survey in anticipation of the license round to be held in Sao Tome, and to act as the technical advisor and coordinator of such license round. Schlumberger Geco-Prakla is a seismic data service company located in Great Britain. The exact number and size of the lease blocks to be offered have not yet been determined. The Company intends to run the survey and acquire the seismic data in late 1998 in order to proceed with the licensing round commencing in early 1999.

In July 1998, the Company closed and formed the joint venture national oil company with DRSTP. This oil company is called the Sao Tome Principe National Petroleum Company S.A. ("STPETRO"). STPETRO is owned fifty one percent (51%) by DRSTP and forty nine percent (49$) by ERHC. In additional, ERHC has been granted under the original agreement with the government a long term management arrangement of STPETRO. On July 9, 1998, the Ministry of Cabinets and the Prime Minister executed the STPETRO formation documents and they were promulgated into law by the President.

During this quarter, the Company put back on line five (5) additional wells at the Wichita Falls fields located in North Texas. These wells, and the thirteen
(13) which were previously opened, are currently producing  approximately twenty
(20) barrels a day in total. ERHC has determined that with oil prices down, it is not economically feasible at this time to continue with the redevelopment of this field or to rework the wells for increased production. At such time as oil prices reach $15 to $18 per barrel, the Company will reconsider its position.

At the Nueces River Project, the Company is currently meeting with potential farm-out partners to work the project. ERHC believes Nueces River still holds tremendous development potential; however, until such time as the Company secures long term funding, of which there can be no assurance, it intends to look for alternative methods to develop this project.

At the Uinta Project, ERHC continues to currently operate four (4) wells. At such time as additional funding is available, the Company intends to rework additional wells.

During the third quarter 1998, the Company awaited additional financing and an increase in oil prices in order to be able to move forward with the rework and development of the MIII project at the Uintah and Ouray Reservation, Utah.

In October 1997, the Company received a letter of intent to secure $50 million in debt financing from Dirks & Company of New York. This transaction was not brought to fruition for a number of reasons, but principally because certain parties employed by such firm who would have been primarily involved with the placement of this offering, left the firm. After several months, such parties became employed by Security Capital Trading, Inc. During the second quarter 1998, the Company renegotiated this transaction and on May 7, 1998, Security Capital Trading Inc. issued a letter of intent in connection with the proposed offering of $50 million of public debt. This offering is conditioned upon filing of a Registration Statement on Form S-1 covering the proposed debt offering. The Company believes that until such time as its current Form S-1, as amended becomes effective, that it is not in a position to file another Form S-1. Accordingly the Company intends to proceed with the Security Capital Trading Inc. debt offering immediately upon the effectiveness of its current Form S-1, as amended.

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

RESULTS OF OPERATIONS

During the third quarter of fiscal 1998 the Company incurred a net loss of $2,781,000, compared to a net loss of $1,399,000 in the third quarter of fiscal 1997. In the third quarter of fiscal 1998 a total of $270,000 was accrued, but not paid in cash, as compensation to three officers of the Company. Depreciation and amortization totaled $133,000 in the third quarter of fiscal 1998 compared to $72,000 in the third quarter of fiscal 1997. Depletion expense was $1,000 in the third quarter of fiscal 1998 compared to $0 the prior year. The net cash operating loss of the Company for the third quarter of fiscal 1998 was $1,498,000 compared to $134,000 for the third quarter of fiscal 1997.

Officers compensation, professional fees, travel, consultant fees and miscellaneous expense for the three months ended June 30, 1998 compared to the three months ended June 30, 1997 increased dramatically because the Company had not been funded at that time and only began its operations by December 31, 1996. Professional fees included legal, audit and petroleum engineering and other engineering costs.

The Company had revenues of $100,000 in third quarter of fiscal 1998, after adjustments for misclassifications and overaccruals made in error, compared to $84,000 in the third quarter of fiscal 1997.

CAPITAL EXPENDITURES

When the Company entered into the joint venture agreement in May 1997 with the DRSTP, the Company was required to pay a $5,000,000 concession fee to the DRSTP government. In September 1997, the Company received a Memorandum of Understanding from the DRSTP government which allows the Company to pay this concession fee within five days after the DRSTP files the relevant official maritime claims maps with the United Nations and the Gulf of Guinea Commission. In December 1997 the Company paid $2,000,000 of this concession fee to the DRSTP from the proceeds of a convertible note offering.

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

AMCO and its related ABC Group of companies, including A.B.C. AeroEngineering Ltd. have designed, developed and constructed civilian and military airports, airport refueling and re-fueling stations, road construction, military facilities, hospitals, healthcare facilities, business and warehouse facilities and various other industrial support structures. The Company has entered into preliminary discussions with marine transport and air support companies for the use of this logistics center. AMCO is responsible for funding this project.

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

In April 22, 1998, Jugobanks AD Podgorica of Montenegro agreed to finance $50,000,000 for the construction the Off-Shore Logistics Center in Sao Tome. The Company and AMCO are working with the bank on the final loan documentation.

On July 2, 1998, the Company paid an additional payment on the concession fee due to DRSTP in the amount of $1,000,000 out of the proceeds of the Third June 1998 Financing and on July 31,1998, the Company made another additional payment in the amount of $1,000,000 out of the proceeds of the July/August 1998 Funding.

On September 29, 1997, the Company entered into an agreement to acquire 22 oil, gas and mineral leases located in Uintah and Duchesne Counties, Utah from three joint owners. The purchase agreement was closed on October 8, 1997, at which time the Company received the lease assignment. The terms of the acquisition are for the Company to pay $250,000 in cash, issue 250,000 shares of the Company's common stock, valued at $2,000,000, at each of the following four dates: closing; December 30, 1997; March 30, 1998 and June 30, 1998. The Company also was required to guarantee that the bid price on the date the Rule 144 restrictions lapse will be no less than $2.00 per share or the Company is required to either issue additional shares or to pay the difference in cash, at the Company's option. The Company also granted the sellers a 4% gross production receipts royalty to a maximum of $677,000. The Company is currently evaluating the existing reserve reports and underlying data on these leases and has contracted another independent appraiser to complete new reserve reports for its use. The 250,000 shares of the Company's Common Stock due on June 30, 1998 were issued in accordance with the agreement.

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

In March 1998, Virotek obtained two contracts from the U.S. Department of Energy to dispose of salt water brine from the strategic petroleum reserve located in Houma, Louisiana. Under the contracts, it is contemplated initially that a total of 475,000 barrels of brine will be shipped to Virotek for disposal, and Virotek will receive $1.00 per barrel for its services. There were no further developments with Virotek during the third quarter 1998.

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

Forward-Looking Statements

This Form 10-Q  includes  "forward-looking  statements"  within  the  meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-Q which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), wells to be drilled or reworked, oil and gas prices and demand, exploitation and exploration prospects, development and infill potential, drilling prospects, expansion and other development trends of the oil and gas industry, business strategy, production of oil and gas reserves, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic,market or business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business or operations.

                           PART II - Other Information

Item 1. Legal Proceedings.

Other than any items previously reported, the Company is not a party to any material pending or threatened legal proceeding or claim.

Item 2. Changes in Securities

(a) There have been no changes with respect to defining the rights of the holders of any class of registered securities or otherwise.

(b) There have been no changes with respect to materially limiting or qualifying rights of any class of registered securities or otherwise.

(c)      Recent Sales of Unregistered Securities

The Private Offering:

In order to meet certain current operating expenses, during the period of April 1998 through June 1998, the Company received gross proceeds in the amount of $371,850.00 from the sale of a total of 534,200 shares of the restricted stock in the Company, $.001 par value per share (the "Restricted Stock") to a limited number of "accredited investors" in an offering conducted pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act") and Rule 506 of Regulation D promulgated thereunder ("Rule 506"). In addition, and the Company received gross proceeds in the amount of $32,200.65 from the issuance of stock for services for a total of 62,420 shares of the Company's Restricted Stock under terms substantially similar to those offered to the investors. No underwriter was used in connection with this offering.

The April 1998 Funding:

In order to meet the funding need of the Company, on April 9, 1998, the Company raised proceeds of $300,000 as a bridge loan in a private placement of the Company's (1) 12.0% convertible notes due on the earlier of January 8, 1998 or at such time as the Company receives the first draw under the Kingsbridge Private Equity Line of Credit dated as of March 23, 1998 (the "Notes") and (2) warrants to purchase shares of Common Stock (the "Warrants") to nine (9) "accredited investors". The shares to be issued upon conversion of the Notes and exercise of the Warrants shall be Rule 144 restricted shares. The maximum number of shares of Common Stock which may be issued by the Company upon the conversion of the Notes (at a base conversion rate of $1.50 per share, (subject to certain limitations) and the exercise of the Warrants (at an exercise price of $1.25) is up to 200,000 shares and 210,000 respectively. The shares covered by the conversion of the Notes and exercise of the Warrants are entitled to piggyback registration rights and were included in Amendment No. 2 to the Form S-1 currently filed. The Notes are convertible at any time after issuance, and the Warrants are exercisable at any time prior to April 8, 2001. The Company used the gross proceeds to finance further production and for working capital. As of August 19, 1998, none of the Notes have been converted and none of the Warrants have been exercised. No underwriter was used in connection with this funding.

The First June 1998 Funding

In June 1998, the Company raised gross proceeds of $200,000 in a private placement of warrants to purchase Common Stock (the"June Warrants") to two "accredited" investors. The maximum number of shares of Common Stock which may be issued upon the exercise of the June Warrants (at an exercise price of $.75) is up to 1,050,000 shares. The June Warrants may exercise at any time up until 5 PM Eastern Standard Time on the first business day after the fourteen (14) month period following the date of the declaration of the effectiveness of the Company's registration statement in which the June Warrants are registered.

In the event that a holder of the June Warrants exercises for not less than 250,000 (25,000 in the case of the 50,000 warrant holder) shares of the
Company's Common Stock within 180 days of June 1, 1998 and exercises for at least an additional 50,000 (5,000 in the case of the 50,000 warrant holder) shares of Common Stock within 360 days of June 1, 1998, the Company shall issue of the June Warrants additional warrants for the purchase of a number of shares equal to the number of shares purchased under the June Warrants within 180 and 360 days of June 1, 1998. The exercise price of these additional warrants is equal to $2.00 per share. Such additional warrants may be exercised at any time up until 5 PM Eastern Standard Time on the first business day after the twenty-four (24) month period following the date of the effectiveness of the Company's registration statement in which the additional warrants are registered.

In connection with the sale of the June Warrants, the Company included the shares to be issued upon exercise of the June Warrants in Amendment No. 2 to the Form S-1 currently filed. The Company has committed to register the additional warrants within ninety (90) days of issuance. The Company used the net proceeds of this financing for working capital. As of August 19, 1998, none of the June Warrants have been exercised. No underwriter was used in connection with this funding.

The Second June 1998 Funding

In June 1998, the Company raised gross proceeds of $425,000 in the private placement of the Company's 12..0% subordinated convertible notes due on the earlier of December 1999 or upon the receipt by the Company of debt or equity or revenue from the sale of leases or other property of $4 million or more (the "June Notes") and warrants to purchase Common Stock (the "Second June Warrants") to a limited number of "accredited" investors. The maximum number of shares of Common Stock which may be issued by the Company upon the conversion of the June Notes (at a base conversion price of $1.00 per share), subject to designated adjustments, and the exercise of the Second June Warrants (at an exercise price of $.50 per share for the first two years and $.85 per share thereafter) is up to 425,000 shares and 531,250 shares, respectively. As of August 19, 1998, none of the June Notes or the Second June Warrants had been exercised.

The holders of the June Notes may convert 100% of the principal amount of the June Notes at any time after the issuance date. The conversion rate of the June Notes is equal to $1.00 per share. The June Notes are subordinated to any senior debt incurred by the Company.

The holders of the Second June Warrants may exercise at any time up until 5 PM Eastern Standard Time on June 14, 2002. The exercise price of the Second June Warrants is equal to $.50 per share for the first two years and $.85 per share thereafter, these prices are subject to adjustment. In the event the Company does not register the Second June Warrants within six (6) months of issuance, the exercise price for the entire term through June 14, 2002 shall remain at $.50 per share. Additionally, the price of the Second June Warrants will be adjusted downward to 50% of market when the registration statement becomes effective, if after 90 days the share price of the Company's Common Stock falls below $.75 per share for more than five (5) consecutive trading days or seven
(7) out of ten (10) trading days. The Second June Warrants contain cashless exercise and anti-dilution provisions which include, but are not limited to, antidilutive protection against stock or management option issuances below $.50 per share.

In connection with the sale of the June Notes and the Second June Warrants, the Company included such notes and warrants in Amendment No. 2 to the Form S-1 currently filed. The Company used the net proceeds of this financing for working capital. As of August 19, 1998 none of the June Notes have been converted and none of the Second June Warrants have been exercised. No underwriter was used in connection with this funding.

The Third June 1998 Funding

In June 1998, the Company raised gross proceeds of $1,250,000 in a private placement of the Company's 5.5% convertible notes due in 2000 (the "Second June Notes") and warrants to purchase Common Stock (the "Third June Warrants") to one "accredited investor". The conversion price is calculated by formula as the lower of (i) the average closing bid price for the five (5) days prior to the closing or (ii) 80% of the average closing bide price for the five (5) days prior to notice of intent to convert. In the event that the lower price were the average closing bid price for the five (5) days prior to the closing, the maximum number of shares of Common Stock which may be issued by the Company upon conversion of the Second June Notes (at a base price of $.7195) is 1,798,124. However, if 80% of the average closing bid price for the five (5) days prior to the notice of intent to convert were the lower price, there is no way to ascertain the maximum number of shares of Common Stock which may be issued by the Company upon conversion of the Second June Notes at this time. Because the conversion rate of the Second June Notes is based in part on future average trading prices of the Common Stock, the number of shares which may actually be issued on conversion could differ significantly. For example, in the event the average closing bid price for the five (5) days prior to notice of intent to convert were $.7195, 80% of such number would equal a share price of $.5756, resulting in a total of 2,247,655 shares of Common Stock issuable upon conversion exclusive of the exercise of any of the Third June Warrant. The maximum number of shares of Common Stock which may be issued by the Company upon the exercise of the Third June Warrants (at an exercise price of 120% of the average closing bid price for the five (5) days prior to the closing which is equal to $.8634) is 230,000 shares. As of August 19, 1998, none of the Second June Notes had been converted and none of the Third June Warrants had been exercised.

Under the terms of the Second June Notes, the holders thereof may convert the original principal amount of the Second June Notes only to the extent of one-third of such amount on and after each of July 23, 1998, August 23, 1998 and September 23, 1998. The Second June Notes are subordinate to any senior debt incurred by the Company.

All of the shares to be held by the Investors upon exercise of the Third June Warrants, under the terms of the Third June Warrants, the holders thereof may exercise at any time up until 5 PM Eastern Standard Time on June 23, 2003. The exercise price of the Third June Warrants is equal to $.8634 per share.

In connection with the sale of the Second June Notes and the Third June Warrants, the Company entered into a Registration Rights Agreement with the Selling Shareholders, pursuant to which the Company agreed to register the Third June 1998 Funding shares under the Securities Act for resale by, and for the benefit of, such shareholders. The Second June Notes and the Third June Warrants were included in Amendment No. 2 to the Form S-1 currently filed. The Company used $1,000,000 of the net proceeds as an additional concession fee payment in connection with its Sao Tome joint venture. The balance was used for working capital.

The firm of Joseph Charles & Associates which is located at Lenox Center, 3355 Lenox Road, #750, Atlanta, GA 30326 acted as the underwriter of this placement.

The July/August 1998 Funding

In July and August 1998, the Company raised gross proceeds of $1,200,000 and $275,000 respectively in a private placement of up to $3,000,000 in two (2) tranches of the Company's 8.0% convertible notes due in 2000 (the "July Notes") to a limited number of "accredited" investors. The Company anticipates closing an additional tranche representing gross proceeds of $300,000 on or before April 15, 1998. The conversion price of the July Notes is calculated by formula as the lower of (i) 120% of the average closing bid price per share of the Company's Common Stock for the five (5) days preceding the closing of the transaction or
(ii) 75% of the average closing bid price per share of the Company's Common Stock for the five (5) days preceding the date upon which notice of conversion is given by the investor to the Company. In the event that the lower price were the average closing bid price for the five (5) days prior to the closing bid price for the five (5) days prior to the closing of each tranche, the maximum number of shares of the Common Stock which may be issued by the Company upon conversion of the July Notes (at a base price of $.74375 and $.73125 respectively) is 1,657,928. However if 75% of the average closing bid price for the five (5) days prior to the notice of intent to convert were the lower price, there is no way to ascertain the maximum number of shares of Common Stock which may be issued by the Company upon conversion of the July Notes at this time. Because the conversion rate of the July Notes is based in part on future average trading prices of the Common Stock, the number of shares which may actually be issued upon conversion could differ significantly. For example, in the event the average closing bid price for the five (5) days prior to the note of intent to convert were $.74375, 75% of such number would equal a share price of $.55781 resulting in a total of 2,644,257 shares of Common Stock issuable upon conversion exclusive of the exercise of any of the warrants. Warrants were issued to the placement agent at the close of each tranche (the "July Warrants"). The maximum number of shares of Common Stock which may be issued by the Company upon the exercise of the July Warrants (at an exercise price of $.74375 and $.73125 respectively) is 132,750 shares. As of August 19, 1998, none of the July Notes had been converted and none of the July Warrants had been exercised.

Under the terms of the July Notes, the holders thereof may convert the original principal amount of the notes only to the extent of one-third of such amount on and after each thirty (3) day period following the issuance date. The July Notes are subordinate to any senior debt incurred by the Company.

Under the terms of the July Warrants, the holders thereof may exercise at any time up until 5 PM Eastern Standard Time on July 30, 2003 and August 5, 1998 respectively. The exercise price of the July Warrants are equal to $.74375 and $.73125.

In connection with the sale of the July Notes and the July Warrants, the Company entered into a Registration Rights Agreement with the Selling Shareholders, pursuant to which the Company agreed to register the July 1998 Funding shares under the Securities Act for resale by, and for the benefit of, such shareholders. The July Notes and the July Warrants were not included in Amendment No. 2 to the Form S-1 currently filed. The Company used $1,000,000 of the net proceeds as an additional concession fee payment in connection with its Sao Tome joint venture. The balance was used for working capital.

The firm of J.P. Carey Securities, Inc. which is located at Atlanta Financial Center, East Tower, 3343 Peachtree Road, Suite 500, Atlanta, GA 30326 acted as the underwriter of this funding.

Exemption from Registration Claimed

While no offering memorandum was used in connection with the stock offering or any of the fundings in this third quarter 1998, the business plan of the Company as set forth in the Form S-1 filed on January 8, 1998 with the Securities and Exchange Commission and in subsequent amendments thereto filed April 15, 1998 and July 24, 1998 was disclosed to each prospective investor. The additional facts relied upon by the Company to make the federal exemption available include the following (1) as a reporting company, the Company made available to each potential investor the type of information required by Rule 502(b)(2)(ii); (2) the Company made available to each purchaser at a reasonable time prior to his purchase an opportunity to ask questions and receive answers concerning the terms and conditions of the offering or to obtain any additional information;
(3) no general solicitation or advertising was conducted by the Company in connection with the offering of any of the shares; (4) the Company made reasonable inquiry to determine that the purchasers were not underwriters within the meaning of Section 2(11) of the Act; (4) as to each purchaser who was not an accredited investor, the Company determined that either alone or with his purchaser representative, had such knowledge and experience in financial and business matters that the purchaser was capable of evaluating the merits and risks of the prospective investment, or the Company reasonably believed that prior to making such sale, that such purchaser came within this description.

Item 3. Defaults Upon Senior Securities.

None. A requirement of funding provided to the Company on November 15, 1997 from Avalon Research Group, Inc. ("Avalon") was that the Company would file its registration statement within forty-five (45) days of the funding. The Form S-1 was filed by the Company on January 8, 1998; however, this eight (8) day lateness was waived by the Avalon investors. In addition, the Company had agreed to use its best efforts to have its registration statement declared effective within one hundred twenty (120) days of the November 15, 1997 closing. The Company believes that it has used its best efforts to have its registration declared effective. The Avalon registration rights agreement required that in the event that the registration statement was not effective within one hundred twenty (120) days, that the Company would pay as liquidated damages an amount equal to three percent (3%) of the aggregate amount of the notes per month. As a result of the delay in declaring the Form S-1 as amended effective, the Company owes the Avalon investors $136,500 for a part of the month of March and for the full months of April, May and June 1998 and a additional amount of $39,000 for the month of July 1998. These outstanding amounts do not represent a default under the convertible senior subordinated notes issued to the Avalon investors; however do represent a debt due by the Company and a default under the Collateral Assignment Security Agreement under which the Company granted to the Avalon investors a security interest in the rights to certain oil and gas reserves located in Duchesne and Uintah Counties, Utah pursuant to which the Company and its subsidiary currently enjoys the right to exploit certain oil and gas reserves thereon.

Item 4. Submission of Matters to a Vote of Security Holders.

                  None.

Item 5. Other Information.

                  None.

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibit

                  4.1     April 1998 Funding Convertible Note (1)

                  4.2     April 1998 Funding Warrant (1)

         *        4.3     First June 1998 Funding Warrant

         *        4.4     Second June 1998 Funding Note

         *        4.5     Second June 1998 Funding Warrant

         *        4.6     Third June 1998 Funding Securities Purchase Agreement

         *        4.7     Third June 1998 Funding Note

         *        4.8     Third June 1998 Funding Warrant

         *        4.9     Third June 1998 Registration Rights Agreement

         *        4.10    July/August 1998 Funding Securities Purchase Agreement

         *        4.11    July/August 1998 Funding Note

         *        4.12    July/August 1998 Funding Warrant Agreement and Warrant

         *        4.13    July/August 1998 Funding Registration Rights Agreement

                  4.14 Security Capital Trading Inc. Letter of Intent - $50 Mio. Debt Offering (1)

                  4.15 Security Capital Trading Inc. Letter of Intent - $2 to $5 Mio. Preferred Stock (1)

                  10.1 Joint Venture Formation of the Sao Tome Principe National Petroleum Company executed July 9, 1998, (in original Portugese)(2)

         *        10.2    Joint  Venture  Formation  of  the  Sao  Tome Principe
                          National  Petroleum  Company  executed  July 9,  1998,
                          (English translation)

         (b) Reports on Form 8-K - There was one filing on Form 8-K for the third quarter 1998

                  Form 8-K regarding Item 2, Acquisition of Assets, filed April 13, 1998. (3)
----------------
*        (filed herewith)

(1) Incorporated herein by reference to the Company Second Quarterly Report on Form 10-Q for the quarter ended March 30, 1998, as amended and filed on June 24, 1998.

(2)      Filed on Form SE.

(3)      Incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized, this 19th day of August, 1998.

Environmental Remediation Holding Corporation


By: /s/ Sam L. Bass, Jr., CEO
    Sam L. Bass, Jr., CEO


By: /s/ Noreen Wilson, Vice President
    Noreen Wilson, Vice President


EXHIBIT INDEX

EXHIBIT           DESCRIPTION

4.3      First June 1998 Funding Warrant

4.4      Second June 1998 Funding Note

4.5      Second June 1998 Funding Warrant

4.6      Third June 1998 Funding Securities Purchase Agreement

4.7      Third June 1998 Funding Note

4.8      Third June 1998 Funding Warrant

4.9      Third June 1998 Registration Rights Agreement

4.10     July/August 1998 Funding Securities Purchase Agreement

4.11     July/August 1998 Funding Note

4.12     July/August 1998 Funding Warrant Agreement and Warrant

4.13     July/August 1998 Funding Registration Rights Agreement

10.2 Joint Venture Formation of the Sao Tome Principe National Petroleum Company executed July 9, 1998 (English translation)