Form 10-K/A
period 1997-09-30
ENVIRONMENTAL REMEDIATION HOLDING CORP
filed 1998-11-19
CIK 799235

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                 AMENDMENT NO. 4
                                       to
                                    FORM 10-K

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

                                3-5 Audrey Avenue
                           Oyster Bay, New York 11771
                     (Address of principal executive office)

Registrant's telephone number, including area code:  (516) 922-4170

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

         The Company has entered into a number of recent transactions in connection with its workover and recovery operations. In October 1997, the
Company acquired a 37.5% interest in a 49,000 acre natural gas lease in the Nueces River area of south Texas, known as the "Nueces River Prospect," one of the largest producing natural gas field areas in the United States. According to independent reserve reports prepared by David K. Davies and Associates, Inc. and Gerry Graham of Sandwood Consulting, it is estimated that this area contains 100 billion cubic feet ("BCF") of natural gas per 640 acre section. In December 1997, the Company re-entered the first of two existing shut-in wells on the property, and expects to ultimately recover up to 5 BCF per well using 5% of the estimated inplace reserves. The daily production rates from these wells cannot be determined at this time until the completion and evaluation of the current well testing program in spring 1998. In addition, the Company acquired in February and March 1997 two leases on oil fields located in Rusk County and Wichita County, Texas. These oil fields, which together comprise approximately 1,200 acres and 200 wells, have reserves verified by Dr. Joseph Shoaf, P.E., an independent reservoir engineer. The Company estimates that, after reworking the wells using various techniques including its proprietary drilling tool, these wells could produce from 500 to 800 cumulative barrels of oil per day. Through December 29, 1997, the Company had recompleted 18 oil wells and is currently producing and selling "test" oil from the Wichita County field.

     The Company also holds interests in oil and natural gas leases in Utah. In July 1997, the Company entered into a joint venture with MIII Corporation, a Native American oil and gas company, to workover, recomplete and operate 335 existing oil and gas wells on the Uintah and Ouray Reservation in northeastern Utah. It is estimated that the first approximately 36 wells will be scheduled for recompletion and stimulation in early 1998 and, the Company estimates that after initial workover operations are completed, these wells could produce in excess of 3,900 barrels of oil per day. An independent reserve report prepared by Richard Stephen Shuster, P.E. indicates, based on a study of 133 of such wells, which may or may not include any of the wells which are the subject of the MIII joint venture, proven and producing reserves of approximately 5.77 million barrels of oil and 23.4 BCF of natural gas on these sites. In October 1997, the Company acquired net revenue interests ranging from 80% to 84% (and 100% working interest) in oil and gas properties totaling 13,680 acres, located near the MIII fields, currently producing approximately 200 barrels of oil per day from eight producing wells. As of December 29, 1997, these are the Company's only commercially producing properties, which began realizing revenues for the Company in November 1997. Independent reserve reports prepared in 1997 by Ralph
L. Nelms and Gerry Graham of Sandwood Consulting indicate the gross recoverable reserves of these properties total approximately 2.624 million barrels of oil and 3.302 BCF of natural gas.

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

         Rusk and Wichita County Oil Fields

         The Company holds directly two leases on producing oil fields in Texas, known as the Gunsite Formation in Wichita County, north Texas, and the Woodbine Formation in Rusk County, east Texas. These oil fields together comprise approximately 1,200 acres and 200 wells. A 1997 independent reserve report was prepared by Dr. Joseph Shoaf, P.E. Through December 29, 1997, the Company had recompleted 18 wells and is currently producing and selling "test" oil from the Wichita County field. The Company has located its BAPCO Tool on site and expects to use such tool beginning in spring 1998. The Company anticipates spending $1,200,000 in order to bring production on the field up to a commercial level. After reworking the fields using the BAPCO Tool and other drilling techniques, the Company believes that these wells could produce from 500 to 800 barrels of oil per day.

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

         MIII Project in Utah

     In  July  1997,  the  Company  entered  into  a  joint  venture  with  MIII
Corporation ("MIII"), a Native American oil and gas company based in Fort Duchesne, Utah. Under the agreement, the Company has agreed to workover, recomplete and operate 335 oil and gas wells located on the 4,000,000 acre Uintah and Ouray Reservation in northeastern Utah. It is estimated that the first approximately 36 wells will be scheduled for recompletion and restimulation by fall 1998 provided that the Company raises the required funding. After initial workover operations are completed, the Company estimates that these wells could produce in excess of 3,900 barrels of oil per day. Independent reserve report dated 1993 prepared by Richard Stephen Shuster, P.E. indicates, based on a study of 133 of such wells, which may or may not include any of the wells which are the subject of the MIII joint venture, proven and producing reserves of approximately 5.77 million barrels of oil and 23.4 BCF of natural gas at this site. The Company's production estimates at this site are based predominately on the multiple sandstone reservoirs of the Wasatch, a transition zone and Green River Formations that can occur at depths of 5,000 to 16,000 feet.

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

         Unita Project

         In October 1997, the Company acquired net revenue interests ranging from 80% to 84% (and 100% working interest) in oil and gas properties totaling 13,680 acres located near the MIII fields in the Unita Basin with 24 oil and natural gas wells, currently producing approximately 200 barrels of oil per day from four producing wells. As of

December 29, 1997, this is the Company's only commercially producing property, which began realizing revenue for the Company in November 1997. Independent reserve reports prepared in 1997 by Ralph L. Nelms and Gerry Graham indicate recoverable reserves. Wells in this field produce primarily from multiple sandstone reservoirs of the lower Green River Formation at depths roughly from 5,500 to 16,000 feet. The remaining net revenue interests in these properties are held by the Ute Tribe.

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
              (millions of barrels)     (billions of cubic feet)       Barrels)

Field       Develop-  Undevel-  Total   Develop-  Undevel-  Total       Total
              ed        oped              ed        oped
Nueces        -          -        -       -          -        -           -
River
Prospect,
Texas

Rusk Co.      -          -        -       -          -        -           -
Field,
Texas

Wichita       -          -        -       -          -        -           -
County
Field,
Texas

Uintah,       0          0        0       0          0        0           0
Ouray
Reserva-
tion, Utah

Unita         0          0        0       0          0        0           0
Project,
Utah

Total         -          0        -       0          0        0           -

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

     During the period from October 1, 1996, through September 30, 1997, the Company issued 10,792,981 shares of its common stock in consideration for: (i) appraisals and engineering services for the Sao Tome project valued at $2,000,000; (ii) Services of directors and officers valued at $3,829,106; (iii) oil wells/leases valued at $515,625; (iv) assignment of Chevron contract valued at $300; and, (v) BAPCO acquisition valued at $500,000.

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

Statement of         1995(1)             1996(2)              1997(3)
Operations Data:

Revenues:
Environmental        $0                  $0                   $108,944
remediation
services

Crude Oil Sales       0                   0                    0

Operating expenses    3,404               789,225              17,029,327

Income before        (3,404)             (728,748)            (16,913,052)
taxes and
extraordinary items

Provision             0                   0                    0
(benefit)for
income taxes

Net income/(loss)(4) (3,404)             (728,748)            (16,913,052)

Net income           (0.01)              (0.30)               (1.61)
(loss) per share

Weighted             398,643             2,469,511            10,500,293
average
Common Stock
outstanding

Balance Sheet Data  (at end of period)

Property and         0                   3,477,000            4,351,185
Equipment

Total Assets         0                   3,477,000            4,894,936

Total Liabilities    3,316               6,730                1,748,376

Stockholders        (3,316)              3,470,270            1,146,560
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
                                                            ==============        =============        ================




























                      The accompanying notes are an integral part of the financial statements

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                 Consolidated Statements of Stockholders' Equity
                  Years ended September 30, 1995, 1996 and 1997

                                                   Common Stock
                                               ---------------------
                                                Number                  APIC      Stk Subs    Defr'd     Accumulated     TTL S/H
                                                of Shares   Amount                Receivable    Comp.       Deficit        Equity
                                               ----------- --------- ------------ ---------- ----------- -------------- ------------
BEGINNING BALANCE, September 5, 1995                     0 $       0            0          0           0              0            0

Year Ended September 30, 1995

Common stock issued for :
9/23 - cash                                        884,407        88            0          0           0              0           88
9/25 - services                                    755,043        76      499,924          0   (500,000)              0            0
  Net loss                                               -         0            0          0           0        (3,404)      (3,404)
                                               ----------- --------- ------------ ---------- ----------- -------------- ------------
BALANCE, September 30, 1995                      1,639,450       164      499,924          0   (500,000)        (3,404)      (3,316)

Year Ended September 30, 1996

Common stock issued for :
10/1 - equipment                                   744,000        74    3,719,926          0           0              0    3,720,000
10/10 - cash                                        20,000         2       49,998          0           0              0       50,000
8/9 - cash                                          20,500         2       42,890          0           0              0       42,892
8/19 - reverse merger                              356,317        36    (243,366)          0           0              0    (243,330)
8/19 - S-8 services                                 73,277         7       73,270          0           0              0       73,277
8/30 - services                                     10,000         1       69,999          0           0              0       70,000
9/15 - services                                     55,000         6      384,994          0           0              0      385,000
9/15 - cash                                        320,830        32       31,963          0           0              0       31,995
9/30 - deferred comp. amort.                             -         0            0          0      72,500              0       72,500
  Net loss                                               -         0            0          0           0        728,748      728,748
                                               ----------- --------- ------------ ---------- ----------- -------------- ------------
BALANCE, September 30, 1996                      3,239,374       324    4,629,598          0   (427,500)      (732,152)    3,470,270

Year Ended September 30, 1997

Common stock issued for :
2/10 - S-8 services                              1,600,000       160    1,099,840          0           0              0    1,100,000
3/4 - oil wells/leases                             300,000        30      309,345          0           0              0      309,375
3/5 - oil wells/leases                             200,000        20      206,230          0           0              0      206,250
3/13 - S-8 services                                300,000        30      374,970          0           0              0      375,000
4/5 - Chevron contract                           3,000,000       300            0          0           0              0          300
4/5 - services                                   1,342,981       134    1,342,847          0           0              0    1,342,981
4/5 - contributed to corp                        (100,000)      (10)     (99,990)          0           0              0    (100,000)
4/9 - BAPCO acquisition                          4,000,000       400      499,600          0           0              0      500,000
5/14 - S-8 services                              1,500,000       150      562,350          0           0              0      562,500
6/19 - services                                    150,000        15       28,110          0           0              0       28,125
7/8 - cash                                         800,000        80      399,920          0           0              0      400,000
7/25 - S-8 services                              2,335,000       233    6,464,798          0           0              0    6,465,031
7/30 - services                                  1,500,000       150    2,249,850          0           0              0    2,250,000
7/30 - cash                                        147,000        15      146,985          0           0              0      147,000
8/8 - cash                                          74,000         8      147,992          0           0              0      148,000
9/4 - services                                     400,000        40      307,960          0           0              0      308,000
9/10 - cash stk subs recv                          727,273        73      799,927  (800,000)           0              0            0
9/15 - cash & stk subs recv                        473,898        47      482,533  (113,300)           0              0      369,280
9/30 - deferred comp. amort.                             -         0            0          0     177,500              0      177,500
  Net loss                                               -         0            0          0           0   (16,913,052) (16,913,052)
                                               ----------- --------- ------------ ---------- ----------- -------------- ------------
BALANCE, September 30,  1997                    21,989,526 $   2,199   19,952,865  (913,300)   (250,000)   (17,645,204)    1,146,560
                                               =========== ========= ============ ========== =========== ============== ============

Common stock issued under a repurchase
agreement:
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

(5) Crude oil reserves
         At September 30, 1996, the Company had no oil and gas reserves. In March 1997, the Company acquired an undivided 7/8 interest in a 100 well lease located in the Gunsite Sand Lease in Ector, Texas, in exchange for 300,000 shares of the Company's common stock. The Company valued this transaction at the closing price

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                   Notes to Consolidated Financial Statements

(5) Crude oil reserves (continued)
         of stock given up, $1.03125, or a total of $309,375. The Company received an independent evaluation of this field which reflected proved reserves. In March 1997, the Company acquired an undivided 7/8 interest in a 100 well lease located in the Woodbine Sand Lease Block in Henderson County, Texas, in exchange for 200,000 shares of the Company's common stock. The Company valued this transaction at the closing price of the stock given up, $1.03125, or a total of $206,250. The Company received an independent evaluation of this field which reflected reserves. A separate reserve report is in the process of being prepared, which the Company will use to adjust the quantity of barrels of reserves if the subsequent report is materially different.

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

         In August 1996, ERFC issued 20,500 shares in exchange for $42,892 in cash. On August 19,1996, the sucessor Company issued 2,433,950 shares of common stock to acquire 100% of the issued and outstanding common stock of ERFC. At the time of the acquisition ERHC, then known as RAGC, had 356,317 shares issued and outstanding as a result of a 1 for 2,095 share reverse stock split. On August 19, 1996, the Company issued 73,277 shares of common stock to a consultant in exchange for services valued at $1.00 per share related to the merger. In August 1996, the Company issued 10,000 shares of its common stock, valued at $70,000, to an attorney for services to be rendered at below market rates for a period of 4 months. In September 1996, the Company issued 55,000 shares of its common stock under three consulting contracts previously negotiated, valued at $385,000. In September 1996, the Company issued 320,830 shares of its common stock in exchange for $31,995 in cash

         In February 1997, the Company issued 1,600,000 shares of common stock via an S-8 registration in exchange for consulting and professional services valued at $1,100,000. In March 1997, the Company acquired a 100 oil well lease in exchange for 300,000 shares of the Company's

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                   Notes to Consolidated Financial Statements

(10) Stockholders' equity (continued)
         common stock valued at 309,375. In March 1997, the Company acquired a 100 oil well lease in exchange for 200,000 shares of the Company's common stock valued at $206,250. In March 1997, the Company issued 300,000 shares of common stock via an S-8 registration valued at $375,000 in exchange for public relations services, which approximately 150,000 had been earned at fiscal year end. The balance will either be earned or returned to ERHC. In April 1997, the Company issued 3,000,000 shares of common stock in exchange for the assignment of the Chevron P&A master service agreement valued at $300. In April 1997, the Company issued 1,342,981 shares of common stock to three directors in lieu of cash compensation for services rendered to the Company valued at $1,342,981.

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

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                   Notes to Consolidated Financial Statements

 (14) Subsequent events (continued)
     d) Utah oil wells and reserves
         On September 29, 1997, the Company entered into an agreement to acquire 22 oil, gas and mineral leases located in Uintah and Duchesne Counties, Utah from three joint owners. The purchase agreement was closed on October 8, 1997, at which time the the Company received the lease assignment. The terms of the acquisition are for the Company pay $250,000 in cash, issue 250,000 shares of the Company's common stock at each of the following four dates: closing; December 30, 1997; March 30, 1998 and June 30, 1998. The Company also was required to guarantee that the bid price on the date the Rule 144 restrictions lapse will be no less than $2.00 per share or the Company is required to either issue additional shares or to pay the difference in cash, at the Company's option. The Company also granted the sellers a 4% gross production receipts royalty to a maximum of $677,000. The Company is currently evaluating the existing reserve reports and underlying data on these leases as well as has contracted another independent appraiser to complete new reserve reports for its use. The total valuation of this transaction is $2,250,000 and is applied as $375,800 of oil and gas reserves and $1,874,200 of equipment.

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

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

                    STANDARDIZED MEASURE OF DISCOUNTED FUTURE
                   NET CASH FLOW AND CHANGES THEREIN RELATING
                         TO PROVED OIL AND GAS RESERVES

                   Period since inception ended September 30,
                       1995 and years ended September 30,
                                  1996 and 1997

                                      ----

                                   (Unaudited)

The following are the principal sources of change in the standardized measure of discounted future net cash flows during 1997, 1996 and 1995:

                                                                         1995                  1996                 1997
                                                                  ------------------     ----------------     -----------------
Sales of oil and gas produced, net of production costs       $    0                      0                    0

Net changes in prices and production costs                        0                      0                    0

Extensions, discoveries and improved recovery,                                                                0
          Less recovery costs                                     0                      0

Revisions of previous quantity estimates                          0                      0                    0

Reserves purchases, net of development costs                      0                      0                    515,625

Reserves sold                                                     0                      0                    0

Accretion of discount                                             0                      0                    0

Net change in income taxes                                        0                      0                    0

Other                                                             0                      0                    0
                                                                  ------------------     ----------------     -----------------
                  Net change                                      0                      0                    515,625

Standardized measure of discounted future net cash flow:
                   Beginning of year                              0                      0                    0
                                                                  ------------------     ----------------     -----------------

                   End of year                               $    0                      0                    515,625
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

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

                          RESERVE QUANTITY INFORMATION

                   Period since inception ended September 30,
                       1995 and years ended September 30,
                                  1996 and 1997

                                      ----

                                   (Unaudited)

                                                            1995                        1996                        1997
                                                   -----------------------      --------------------      ------------------------
                                                    Gas             Oil          Gas           Oil         Gas              Oil
                                                   (MCF)           (bbls.)      (MCF)         (bbls.)     (MCF)            (bbls.)
Proved developed and undeveloped reserves:
            Beginning of year                         0               0            0             0           0                0

             Extensions, discoveries and              0               0            0             0           0                0
                    improved recovery

            Revisions of previous                     0               0            0             0           0                0
               estimates (1)

             Sales                                    0               0            0             0           0                0

             Purchases                                0               0            0             0           0                -

             Production                               0               0            0             0           0                0

             End of year                              0               0            0             0           0                -

Proved developed reserves                             0               0            0             0           0                -





























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

Dated: November 18, 1998

                                   Environmental Remediation Holding Corporation

By:/s/James A. Griffin
James A. Griffin, Esq., Secretary and Director

By:/s/Noreen Wilson
Noreen Wilson, Vice President


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

 SIGNATURE                           TITLE                       DATE

/s/James A. Griffin                Secretary                November 18, 1998
   James A. Griffin, Esq.         and Director

/s/James Callender
   James Callender                 Director                 November 18, 1998

/s/Noreen Wilson                Vice President
   Noreen Wilson                 and Director               November 18, 1998