Form 10-Q/A
period 1997-12-31
ENVIRONMENTAL REMEDIATION HOLDING CORP
filed 1998-11-19
CIK 799235

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                               AMENDMENT NO. 4 TO
                                    FORM 10-Q


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

                                   ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                                            Consolidated Balance Sheets
                                                                             September 30,             December 31,
                                                                                 1997                      1997
                                                                          -----------------       --------------------
                               ASSETS                                                                  (Unaudited)
CURRENT ASSETS
  Cash                                                                    $          327,743  $                 797,102
  Prepaid expenses and other current assets                                          215,708                    447,231
                                                                           -----------------       --------------------
    Total current assets                                                             543,451                  1,244,333
                                                                           -----------------       --------------------

PROPERTY AND EQUIPMENT
   Oil and gas properties (Successful efforts method)                                515,625                  1,044,375
   Equipment                                                                       4,220,000                  6,364,537
   Deposit on purchase of equipment                                                  136,560                    300,705
                                                                           -----------------       --------------------
     Total property and equipment before depreciation                              4,872,185                  7,709,617
   Less: accumulated depreciation and depletion                                    (521,000)                  (625,221)
                                                                           -----------------       --------------------
      Net  property and equipment                                                  4,351,185                  7,084,396
                                                                           -----------------       --------------------

OTHER ASSETS
   Master service agreement                                                              300                        300
   DRSTP concession fee                                                                    0                  2,008,300
                                                                           -----------------       --------------------
    Total other assets                                                                   300                  2,008,600
                                                                           -----------------       --------------------

Total Assets                                                              $        4,894,936  $              10,337,329
                                                                           =================       ====================

                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Stockholder loans payable                                              $          465,094     $              475,008
   Note payable - bank                                                               175,000                          0
   Accounts payable and accrued liabilities :
       Accrued salaries                                                              960,000                  1,230,000
       Accrued interest                                                               37,228                     86,499
       Other                                                                         111,054                    569,220
                                                                           -----------------       --------------------
    Total current liabilities                                                      1,748,376                  2,360,727
                                                                           -----------------       --------------------

LONG-TERM LIABILITIES
   Convertible debt                                                                        0                  3,410,342
                                                                           -----------------       --------------------
     Total long term liabilities                                                           0                  3,410,342
                                                                           -----------------       --------------------

Total Liabilities                                                                  1,748,376                  5,771,069
                                                                           -----------------       --------------------
Common stock issued under a repurchase agreement; issued and
    outstanding 1,000,000 and 750,000                                              2,000,000                  1,500,000
                                                                           -----------------       --------------------

STOCKHOLDERS' EQUITY
  Preferred stock, $0.0001  par value; authorized 10,000,000 shares ;
       none issued and outstanding                                                         0                          0
  Common stock, $0.0001 par value; authorized 950,000,000 shares ;
       issued and outstanding 21,989,526  and   22,965,625                             2,199                      2,322
  Additional paid in capital in excess of par                                     19,952,865                 22,269,186
  Beneficial conversion feature of convertible debt                                        0                  1,075,000
  Deficit                                                                       (17,645,204)               (20,061,498)
  Stock subscriptions receivable                                                   (913,300)                          0
  Deferred compensation, net                                                       (250,000)                  (218,750)
                                                                           -----------------       --------------------
Total Stockholders' Equity                                                         1,146,560                  3,066,260
                                                                           -----------------       --------------------

Total Liabilities and Stockholders' Equity                                $        4,894,936     $           10,337,329
                                                                           =================       ====================
                       The accompanying notes are an integral part of the financial statements

                                   ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                                       Consolidated Statements of Operations

                                                            Three months ended December 31,
                                                            -----------------------------------------
                                                                  1996                    1997
                                                            -----------------       -----------------
REVENUE
Environmental remediation services                      $                   0     $           146,083
Crude oil                                                                   0                  96,914
                                                            -----------------       -----------------
  Total revenue                                                             0                 242,997
                                                            -----------------       -----------------

COSTS AND EXPENSES
Compensation :
     Officers                                                          31,250                 301,250
     Directors                                                              0                       0
Consulting fees                                                             0                 251,171
Geological data and reports                                                 0                       0
General and administrative expense                                     52,500               1,281,363
Depreciation and depletion                                             62,000                 123,503
Interest expense                                                            0                 702,004
                                                            -----------------       -----------------
  Total costs and expenses                                            145,750               2,416,291
                                                            -----------------       -----------------

Net income (loss)                                       $           (145,750)     $       (2,416,294)
                                                            =================       =================

Weighted average number of shares outstanding                       3,239,374              24,017,700
                                                            =================       =================
Net income (loss)  per share - basic                    $              (0.04)     $            (0.10)
                                                            =================       =================





























                      The accompanying notes are an integral part of the financial statements

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                 Consolidated Statements of Stockholders' Equity

                                         Common Stock
                                      ------------------
                                                                                Beneficial
                                        Number                        Stk Subs  Conversion      Defr'd    Accumulated     TTL S/H
                                      of Shares   Amount    APIC     Receivable  Feature         Comp.      Deficit        Equity
                                      ----------- ------ ----------- ---------- ----------     --------- -------------- ------------
BEGINNING BALANCE, September 30, 1996   3,239,374 $  324   4,629,598         0           0     (427,500)      (732,152)   3,470,270

Year Ended September 30, 1997

Common stock issued for:
2/10 - S-8 services                     1,600,000    160   1,099,840         0           0            0              0    1,100,000
3/4 - oil wells/leases                    300,000     30     309,345         0           0            0              0      309,375
3/5 - oil wells/leases                    200,000     20     206,230         0           0            0              0      206,250
3/13 - S-8 services                       300,000     30     374,970         0           0            0              0      375,000
4/5 - Chevron contract                  3,000,000    300           0         0           0            0              0          300
4/5 - services                          1,342,981    134   1,342,847         0           0            0              0    1,342,981
4/5 - contributed to corp                (100,000)   (10)    (99,990)        0           0            0              0    (100,000)
4/9 - BAPCO acquisition                 4,000,000    400     499,600         0           0            0              0      500,000
5/14 - S-8 services                     1,500,000    150     562,350         0           0            0              0      562,500
6/19 - services                           150,000     15      28,110         0           0            0              0       28,125
7/8 - cash                                800,000     80     399,920         0           0            0              0      400,000
7/25 - S-8 services                     2,335,000    233   6,464,798         0           0            0              0    6,465,031
7/30 - services                         1,500,000    150   2,249,850         0           0            0              0    2,250,000
7/30 - cash                               147,000     15     146,985         0           0            0              0      147,000
8/8 - cash                                 74,000      8     147,992         0           0            0              0      148,000
9/4 - services                            400,000     40     307,960         0           0            0              0      308,000
9/10 - cash stk subs recv                 727,273     73     799,927  (800,000)          0            0              0            0
9/15 - cash & stk subs recv               473,898     47     482,533  (113,300)          0            0              0      369,280
9/30 - deferred comp. amort.                    -      0           0         0           0      177,500              0      177,500
  Net loss                                      -      0           0         0           0            0    (16,913,052) (16,913,052)
                                      ----------- ------ ----------- ---------- ----------     --------- -------------- ------------
BALANCE, September 30,  1997           21,989,526 $2,199  19,952,865  (913,300)          0     (250,000)   (17,645,204)   1,146,560

Three months ended December 31, 1997

10/97 - stock subs. rec'd                       -      0           0   913,300           0            0              0      913,300
10/08 - Uinta acquisition               1,000,000    100   1,999,900         0           0            0              0    2,000,000
10/97 - Neuces acquisition                 50,000      5     148,745         0           0            0              0      148,750
11/97 - cash, net                         176,099     18     167,676         0           0            0              0      167,694
11/97 - bene conv feature creation              -      0           0         0   1,075,000            0              0    1,075,000
Deferred comp. amort.                           -      0           0         0           0       31,250              0       31,250
   Net loss                                     -      0           0         0           0            0     (2,416,294)  (2,416,294)
                                      ----------- ------ ----------- ---------- ----------     --------- -------------- ------------
BALANCE, December 31, 1997 (unaudited) 23,215,625 $2,322  22,269,186         0   1,075,000     (218,750)    (20,061,498)  3,066,260
                                      =========== ====== =========== ========== ==========     ========= ============== ============

Common stock issued under a repurchase agreement:

BEGINNING BALANCE, September 30, 1996           0 $    0           0         0           0            0              0            0

7/97 - DRSTP info                       1,000,000    100   1,999,900         0           0            0              0    2,000,000
                                      ----------- ------ ----------- ---------- ----------     --------- -------------- ------------
BALANCE, September 30, 1997             1,000,000    100   1,999,900         0           0            0              0    2,000,000

12/97 - cash repurchase                  (250,000)     0    (500,000)        0           0            0              0     (500,000)
                                      ----------- ------ ----------- ---------- ----------     --------- -------------- ------------
BALANCE, December 31, 1997 (unaudited)    750,000 $  100   1,499,900         0           0            0              0    1,500,000
                                      =========== ====== =========== ========== ==========     ========= ============== ============












                      The accompanying notes are an integral part of the financial statements

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                      Consolidated Statements of Cash Flows


                                                                     Three months ended December 31,
                                                                  --------------------------------------
                                                                          1996                1997
                                                                     --------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                            $     (145,750)    $     (2,416,294)
Adjustments to reconcile net loss to net cash used for operating activities:
    Amortization of beneficial conversion feature discount                        0              646,517
    Amortization of deferred compensation                                    83,750               31,250
    Depreciation and depletion                                               62,000              123,503
Changes in operating assets and liabilities:
   (Increase) decrease in prepaid expenses and other assets                       0            (231,523)
   Increase (decrease) in accrued interest expense                                0               49,271
   Increase (decrease) in accrued expenses                                        0              458,166
   Increase (decrease) in accrued salaries                                        0              270,000
                                                                     --------------     ----------------
Net cash provided by (used by) operating activities                               0          (1,069,110)
                                                                     --------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
DRSTP concession fee payment                                                      0          (2,008,300)
Increase in deposits on fixed assets                                              0            (164,145)
Acquisition of property and equipment                                             0             (58,694)
                                                                     --------------     ----------------
Net cash provided by (used by) investing activities                               0          (2,231,139)
                                                                     --------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock sold for cash                                                        0              167,694
Convertible debt sold for cash                                                    0            3,767,000
Payments on bank borrowings                                                       0            (175,000)
Proceeds from loans payable to  stockholders                                      0              217,775
Payments on stockholder loans payable                                             0            (207,861)
                                                                     --------------     ----------------
Net cash provided by (used by) financing activities                               0            3,769,608
                                                                     --------------     ----------------

Net increase (decrease) in cash                                                   0              469,359

CASH, beginning of period                                                         0              327,743
                                                                     --------------     ----------------
CASH, end of period                                                 $             0    $         797,102
                                                                     ==============     ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest                              $             0    $          11,825
                                                                     ==============     ================
Non cash financing and investing activities: Stock issued to acquire :
   Oil and gas properties and equipment                             $             0    $       2,148,750
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

(3)  Liquidity
         The Company's current liabilities exceed its current assets by $1,100,000, reflecting a possible lack of liquidity. The Company is in ongoing negotiations to raise general operating funds and funds for specific projects. As discussed in notes 10 and 7, the Company raised an additional $1,100,000 in October 1997 and $4,300,000 in November 1997. As discussed in note 15, the Company has also received a letter of intent for a firm commitment from a registered broker/dealer to raise an additional $50,000,000 in convertible debt.However there is no assurance that such financing will be obtained.

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

               ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                 Notes to Consolidated Financial Statements

(5) Crude oil reserves
         At September 30, 1996, the Company had no oil and gas reserves. In March 1997, the Company acquired an undivided 7/8 interest in a 100 well lease located in the Gunsite Sand Lease in Ector, Texas, in exchange for 300,000 shares of the Company's common stock. The Company valued this transaction at the closing price of stock given up, $1.03125, or a total of $309,375. The Company received an independent evaluation of this field which reflected reserves. In March 1997, the Company acquired an undivided 7/8 interest in a 100 well lease located in the Woodbine Sand Lease Block in Henderson County, Texas in exchange for 200,000 shares of the Company's common stock. The Company valued this transaction at the closing price of the stock given up, $1.03125, or a total of $206,250. The Company received an independent evaluation of this field which reflected reserves. A separate reserve report is in the process of being prepared, which the Company will use to adjust the quantity of barrels of reserves if the subsequent report is materially different.

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

      Convertible notes
         In November and December 1997, the Company issued 5.5% convertible senior subordinated secured notes due 2002 in exchange for $4,300,000 in cash. These notes are convertible into shares of the Company's common stock at a conversion price to be determined by so stated formula, but at a price no less than $1.25 per share. If all of the notes are converted at the lowest possible price, the Company would be required to issue 3,440,000 shares of common stock. These notes also carried warrants for an additional 258,000 shares of common stock with an exercise price of $3.17 per warrant, or total proceeds to the Company of $817,860 in the event all of the warrants are exercised. The notes are secured by the Companys non-MIII oil reserves in Utah. As the notes are potentially convertible at a price below market, the Company recorded a beneficial conversion feature discount of $1,075,000 in accordance with FASB EITF Topic D-60. The discount is amortized over the period from inception of the notes to the convertibility dates, 60, 90 and 120 days in this case. The amount of amortization for the three months ended December 31, 1997, was $646,517.

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

            ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
              Notes to Consolidated Financial Statements

(10) Stockholders' equity (continued)
         In August 1996, ERFC issued 20,500 shares in exchange for $42,892 in cash. On August 19,1996, the sucessor Company issued 2,433,950 shares of common stock to acquire 100% of the issued and outstanding common stock of ERFC. At the time of the acquisition ERHC, then known as RAGC, had 356,317 shares issued and outstanding as a result of a 1 for 2,095 share reverse stock split. On August 19, 1996, the Company issued 73,277 shares of common stock to a consultant in exchange for services valued at $1.00 per share related to the merger. In August 1996, the Company issued 10,000 shares of its common stock, valued at $70,000, to an attorney for services to be rendered at below market rates for a period of 4 months. In September 1996, the Company issued 55,000 shares of its common stock under three consulting contracts previously negotiated, valued at $385,000. In September 1996, the Company issued 320,830 shares of its common stock in exchange for $31,995 in cash

         In February 1997, the Company issued 1,600,000 shares of common stock via an S-8 registration in exchange for consulting and professional services valued at $1,100,000. In March 1997, the Company acquired a 100 oil well lease in exchange for 300,000 shares of the Company's common stock valued at $309,375. In March 1997, the Company acquired a 100 oil well lease in exchange for 200,000 shares of the Company's common stock valued at $206,250. In March 1997, the Company issued 300,000 shares of common stock via an S-8 registration valued $375,000 in exchange for public relations services which approximately 150,000 had been earned at fiscal year end. The balance will either be earned or returned to ERHC. In April 1997, the Company issued 3,000,000 shares of common stock in exchange for the assignment of a Chevron P&A master service agreement, valued at $300. In April 1997, the Company issued 1,342,981 shares of common stock to three directors in lieu of cash compensation for services rendered to the Company valued at $1,342,981. In April 1997, a director contributed 100,000 shares of common stock back to the Company with a value of $100,000. In April 1997 the Company issued 4,000,000 shares of common stock in exchange for 100% of the issued and outstanding common stock of Bass American Petroleum Company, (BAPCO), valued at historical cost - $500,000. In May 1997, the Company issued 1,500,000 shares of common stock via an S-8 in exchange for consulting and professional services valued at $562,500. In June 1997, the Company issued 150,000 shares of common stock to two independent consultants for services valued at $28,125. One of these consultants became an employee of the Company in September 1997.

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

RESULTS OF OPERATIONS

During the first quarter of fiscal 1998 the Company incurred a net loss of $2,416,294, compared to a net loss of $145,750 in the first quarter of fiscal 1997. In the first quarter of fiscal 1998 a total of $960,000 was accrued, but not paid in cash, as compensation to three officers of the Company. Depreciation and amortization totaled $769,920 in the first quarter of fiscal 1998 compared to $62,000 in the first quarter of fiscal 1997. Depletion expense was $710 in the first quarter of fiscal 1998 compared to $0 the prior year. The net cash operating loss of the Company for the first quarter of fiscal 1998 was $1,069,110 compared to $0 for the first quarter of fiscal 1997.

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

In November and December 1997, the Company issued 5.5% convertible senior subordinated secured notes due 2002 in exchange for approximately $4,300,000 in cash. These notes are convertible into shares of the Company's common stock at a conversion price to be determined by so stated formula, but at a price no less than $1.25 per share subject to certain additional conditions ("the Base Price") If all of the notes are converted at the Base Price, the Company would be required to issue 3,440,000 shares of common stock. These notes also carried warrants for an additional 258,000 shares of common stock with an exercise price of $3.17 per warrant, or total proceeds to the Company of $817,860 in the event all of the warrants are exercised. The notes are secured by the Company's non-MIII oil reserves in Utah.

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

Item 3. Defaults Upon Senior Securities.

                  None.

Item 4. Submission of Matters to a Vote of Security Holders.

                  None.

Item 5. Other Information.

                  None.
                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized, this 18th day of November, 1998.

Environmental Remediation Holding Corporation

By: /s/James A. Griffin
    James A. Griffin, Esq., Secretary

By: /s/ Noreen Wilson, Vice President
    Noreen Wilson, Vice President