Form 10-Q/A
period 1998-03-31
ENVIRONMENTAL REMEDIATION HOLDING CORP
filed 1998-11-19
CIK 799235

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
                                            Consolidated Balance Sheets

                                ASSETS                                       Sep 30, 1997             Mar 31, 1998
CURRENT ASSETS                                                                                        (Unaudited)

  Cash                                                                   $            327,743                 (34,848)
  Accounts receivable and other current assets                                        215,708                  844,386
                                                                          -------------------      -------------------
    Total current assets                                                              543,451                  809,538
                                                                          -------------------      -------------------
PROPERTY AND EQUIPMENT
  Oil and gas properties (successful efforts method)                                  515,625                1,044,375
  Equipment                                                                         4,220,000                6,505,807
  Deposit on equipment                                                                136,560                  273,995
                                                                          -------------------      -------------------
    Total property and equipment before depreciation                                4,872,185                7,824,177
  Less: accumulated depreciation and depletion                                       (521,000)                (767,548)
                                                                          -------------------      -------------------
    Net property and equipment                                                      4,351,185                7,056,629
                                                                          -------------------      -------------------
OTHER ASSETS
  Chevron P&A master service agreement                                                    300                      300
  DRSTP concession fee                                                                      0                2,008,300
                                                                          -------------------      -------------------
    Total other assets                                                                    300                2,008,600
                                                                          -------------------      -------------------
Total Assets                                                             $          4,894,936                9,874,767
                                                                          ===================      ===================
                 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Stockholder loans                                                      $            465,094                  421,185
  Note payable - bank                                                                 175,000                        0
  Accounts payable and accrued liabilities:
  Accrued salaries                                                                    960,000                1,529,532
  Accrued interest                                                                     37,228                  145,624
  Other                                                                               111,054                  794,920
                                                                          -------------------      -------------------
    Total current liabilities                                                       1,748,376                2,891,261
                                                                          -------------------      -------------------
LONG-TERM LIABILITIES
  Mortgage                                                                                  0                   38,622
  Convertible debt, net                                                                     0                3,838,825
                                                                          -------------------      -------------------
    Total long term liabilities                                                             0                3,877,447
                                                                          -------------------      -------------------
Total Liabilities                                                                   1,748,376                6,768,708
                                                                          -------------------      -------------------

Common stock issued under repurchase agreement; (1,000,000
    shares at 9/30/97 and 750,000 at 3/31/98) (note 7)                              2,000,000                1,500,000

STOCKHOLDERS' EQUITY
  Preferred stock, $0.0001  par value; Authorized 10,000,000 shares;
    issued and outstanding 0 at Sept 30, 1997 and March 31, 1998                            0                        0
  Common stock, $0.0001 par value; Authorized 950,000,000 shares:
    issued and outstanding 21,989,526 at September 30, 1997 and
    23,926,289 issued and outstanding at March 31, 1998 (note 3)                        2,199                    2,393
  Additional paid in capital in excess of par                                      19,952,865               22,784,992
  Beneficial conversion feature of convertible debt                                         0                1,075,000
  Deficit                                                                        (17,496,630)             (21,690,214)
  Stock subscriptions receivable                                                    (913,300)                (218,750)
  Deferred compensation, net (note 1d)                                              (250,000)                (187,500)
                                                                          -------------------      -------------------
Total Stockholders' Equity                                                          1,146,560                1,606,059
                                                                          -------------------      -------------------
Total Liabilities and Stockholders' Equity                               $          4,894,936                9,874,767
                                                                           ===================      ===================

     The accompanying notes are an integral part of the financial statements

                                   ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                                       Consolidated Statements of Operations
                                             6 Months ended March 31,
                                                    (Unaudited)
                                                                               1997                       1998
                                                                     ----------------------         ---------------
                             REVENUE

Environmental remediation services                                 $                36,944                  226,035
Crude oil                                                                                0                  265,302
Other income                                                                         6,730                   11,490
                                                                       -------------------      -------------------
  Total revenue                                                                     43,674                  502,827
                                                                       -------------------      -------------------
                       COSTS AND EXPENSES
Compensation:
    Officers                                                                        62,500                  712,500
    Directors                                                                            0                        0
Consulting fees                                                                  1,656,250                  387,534
Geological data and reports                                                              0                   41,932
General and administrative                                                         435,302                2,123,964
Depreciation and depletion                                                         124,000                  246,548
Interest expense                                                                     7,236                1,195,221
                                                                       -------------------      -------------------
  Total costs and expenses                                                       2,285,288                4,707,699
                                                                       -------------------      -------------------
Net loss                                                           $           (2,241,614)              (4,193,585)
                                                                       ===================      ===================
Weighted average number of shares outstanding                                    3,804,209               24,255,383
                                                                       ===================      ===================
Net loss per share, basic                                          $                (0.59)                   (0.17)
                                                                       ===================      ===================

















    The accompanying notes are an integral part of the financial statements.

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                 Consolidated Statements of Stockholders' Equity

                                         Common Stock
                                      ------------------
                                                                                Beneficial
                                        Number                        Stk Subs  Conversion      Defr'd    Accumulated     TTL S/H
                                      of Shares   Amount    APIC     Receivable  Feature         Comp.      Deficit        Equity
                                      ----------- ------ ----------- ---------- ----------     --------- -------------- ------------
BEGINNING BALANCE, September 30, 1996   3,239,374 $  324   4,629,598         0           0     (427,500)      (732,152)   3,470,270

Year Ended September 30, 1997

Common stock issued for:
2/10 - S-8 services                     1,600,000    160   1,099,840         0           0            0              0    1,100,000
3/4 - oil wells/leases                    300,000     30     309,345         0           0            0              0      309,375
3/5 - oil wells/leases                    200,000     20     206,230         0           0            0              0      206,250
3/13 - S-8 services                       300,000     30     374,970         0           0            0              0      375,000
4/5 - Chevron contract                  3,000,000    300           0         0           0            0              0          300
4/5 - services                          1,342,981    134   1,342,847         0           0            0              0    1,342,981
4/5 - contributed to corp                (100,000)   (10)    (99,990)        0           0            0              0    (100,000)
4/9 - BAPCO acquisition                 4,000,000    400     499,600         0           0            0              0      500,000
5/14 - S-8 services                     1,500,000    150     562,350         0           0            0              0      562,500
6/19 - services                           150,000     15      28,110         0           0            0              0       28,125
7/8 - cash                                800,000     80     399,920         0           0            0              0      400,000
7/25 - S-8 services                     2,335,000    233   6,464,798         0           0            0              0    6,465,031
7/30 - services                         1,500,000    150   2,249,850         0           0            0              0    2,250,000
7/30 - cash                               147,000     15     146,985         0           0            0              0      147,000
8/8 - cash                                 74,000      8     147,992         0           0            0              0      148,000
9/4 - services                            400,000     40     307,960         0           0            0              0      308,000
9/10 - cash stk subs recv                 727,273     73     799,927  (800,000)          0            0              0            0
9/15 - cash & stk subs recv               473,898     47     482,533  (113,300)          0            0              0      369,280
9/30 - deferred comp. amort.                    -      0           0         0           0      177,500              0      177,500
  Net loss                                      -      0           0         0           0            0    (16,913,052) (16,913,052)
                                      ----------- ------ ----------- ---------- ----------     --------- -------------- ------------
BALANCE, September 30,  1997           21,989,526 $2,199  19,952,865  (913,300)          0     (250,000)   (17,645,204)   1,146,560

Three months ended December 31, 1997

10/97 - stock subs. rec'd                       -      0           0   913,300           0            0              0      913,300
10/08 - Uinta acquisition               1,000,000    100   1,999,900         0           0            0              0    2,000,000
10/97 - Neuces acquisition                 50,000      5     148,745         0           0            0              0      148,750
11/97 - cash, net                         176,099     18     167,676         0           0            0              0      167,694
11/97 - bene conv feature creation              -      0           0         0   1,075,000            0              0    1,075,000
01/98 - equity in building                 24,000      2      61,216         0           0            0              0       61,218
02/98 - services                          104,664     10      55,648         0           0            0              0       55,658
02/98 - cash                              282,000     28     180,222         0           0            0              0      180,250
03/98 - subscription receivable           300,000     30     218,720  (218,750)          0            0              0            0
Deferred comp. amort.                           -      0           0         0           0       62,500              0       62,500
   Net loss                                     -      0           0         0           0            0     (4,193,585)  (4,193,585)
                                      ----------- ------ ----------- ---------- ----------     --------- -------------- ------------
BALANCE, March 31, 1998 (unaudited)    23,926,289 $2,392  22,784,992  (218,750)  1,075,000     (187,500)    (21,690,215)  3,066,260
                                      =========== ====== =========== ========== ==========     ========= ============== ============

Common stock issued under a repurchase agreement:

BEGINNING BALANCE, September 30, 1996           0 $    0           0         0           0            0              0            0

7/97 - DRSTP info                       1,000,000    100   1,999,900         0           0            0              0    2,000,000
                                      ----------- ------ ----------- ---------- ----------     --------- -------------- ------------
BALANCE, September 30, 1997             1,000,000    100   1,999,900         0           0            0              0    2,000,000

12/97 - cash repurchase                  (250,000)     0    (500,000)        0           0            0              0     (500,000)
                                      ----------- ------ ----------- ---------- ----------     --------- -------------- ------------
BALANCE, December 31, 1997 (unaudited)    750,000 $  100   1,499,900         0           0            0              0    1,500,000
                                      =========== ====== =========== ========== ==========     ========= ============== ============







    The accompanying notes are an integral part of the financial statements.

                                        ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                                            Consolidated Statements of Cash Flows
                                                  6 Months ended March 31,
                                                         (Unaudited)

                                                                                                   1997                     1998
                                                                                     ------------------       ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss)                                                                $           (2,204,470)              (4,193,585)
Adjustments to reconcile net loss to net cash used for operating activities:
    Amortization of beneficial conversion feature discount                                            0                1,075,000
    Amortization of deferred compensation                                                       115,000                   62,500
    Non-cash gain on forgiveness of debt                                                        (6,730)                        0
    Stock issued in exchange for services                                                     1,725,000                   55,658
    Crude oil depletion                                                                               0                   28,195
    Depreciation                                                                                 86,856                  207,066
Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable and other assets                                        0                (628,678)
   Increase (decrease) in accrued interest expense                                                7,235                  108,396
   Increase (decrease) in accrued expenses                                                            0                  683,866
   Increase (decrease) in accrued salaries                                                            0                  569,532
                                                                                     ------------------       ------------------
Net cash (used) provided by operating activities                                              (277,109)              (2,032,050)

CASH FLOWS FROM INVESTING ACTIVITIES:
DRSTP Concession fee payment                                                                          0              (2,008,300)
Acquisition of fixed assets                                                                           0                (208,532)
Increase in deposits on fixed assets and prepaid expenses                                      (70,000)                (137,435)
                                                                                     ------------------       ------------------
Net cash (used) provided by investing activities                                               (70,000)              (2,354,267)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock sold for cash                                                                            0                  393,970
Convertible debt issued for cash                                                                      0                3,838,825
Payments on stockholder advances                                                                (5,000)                (489,730)
Funds advanced by third parties                                                                 175,000                    9,840
Payments on funds advanced by third-parties                                                           0                (175,000)
Funds advanced by stockholders                                                                  179,672                  445,821
                                                                                     ------------------       ------------------
Net cash (used)  provided by financing activities                                               349,672                4,023,726

Net increase (decrease) in cash                                                                   2,563                (362,591)

CASH, beginning of period                                                                             0                  327,743
                                                                                     ------------------       ------------------
CASH, end of period                                                             $                 2,563                 (34,848)
                                                                                     ==================       ==================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash                                                           $                     0                   11,825
                                                                                     ==================       ==================
Non cash financing activities:
  Stock issued to acquire:
     Oil and gas properties and equipment                                       $               515,625                2,148,750
                                                                                     ==================       ==================

     Equity in building                                                         $                     0                   61,218
                                                                                     ==================       ==================

  Mortgage payable on building assumed                                          $                     0                   28,782
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

   Principles of consolidation
         The consolidated financial statements include the accounts of SSI and BAPCO, its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements for the six months ended March 31, 1997 and 1998 include all adjustments which in the opinion of management are necessary for fair presentation.

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

(3)  Liquidity
         The Company's current liabilities exceed its current assets by $2,810,700, reflecting a possible lack of liquidity. The Company is in ongoing negotiations to raise general operating funds and funds for specific projects. As discussed in notes 10 and 7, the Company raised an additional $1,100,000 in October 1997 and $4,300,000 in November 1997. The Company has negotiated two lines of credit, one for $15,000,000 and one for $5,000,000. These lines of credit cannot be drawn upon until the Company's current registration statement on Form S-1 is declared effective. Both of the lines of credit are convertible into shares of the Company's common stock on terms similar to the convertible debt discussed in note 7. As discussed in notes 5 and 16a, the Company has also received a letter of intent for a firm commitment from a registered broker/dealer to raise an additional $50,000,000 in convertible debt.However there is no assurance that such financing will be obtained.

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

         Depreciation expense for the six months ended March 31, 1997 and 1998 was $124,000 and $244,210 respectively.

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

         Both acquisitions also included all existing equipment on site. The Company has not recorded the fair market value of the equipment in place, as all of such equipment has minimal scrap value, which is the only valuation method available due to the non-operational status of the wells at acquisition. The Company spent $53,000 for the year ended September 30, 1997 on well equipment repairs and well rework, all on the Gunsite lease. The Company expects to capitalize and depreciate repairs which are believed to extend the useful life of such equipment beyond one year, as well as the cost of replacement equipment.

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

         In October 1997, the Company entered into an agreement to acquire a 3/8 undivided interest in a natural gas well that had been plugged and abandoned approximately 10 years ago. This agreement requires the Company to pay the seller $150,000 and 50,000 shares of the Company's common stock, as well as to pay the Company's proportinate share of the costs to reenter this well. The Company is also required to carry the seller's 1/8 proportionate share of the reentry costs until the well is producing. The seller also owns an undivided 50% interest in the oil and gas lease on the 49,019 acres of land contiguous to the initial well. The agreement allows the Company to acquire a 3/8 undivided interest in this lease by paying to the seller approximately $343,000 each April for four years. The Company received the initial lease assignment on December 1, 1997. The Company is currently evaluating the existing reserve reports and underlying data on these leases as well as has contracted another independent appraiser to complete new reserve reports for its use. The Company estimates that it will cost between $250,000 and $500,000 to re-enter this well.

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

        Depletion
         Depletion (including provisions for future abandonment and restoration costs) of all capitalized costs of proved oil and gas producing properties are expected to be expensed using the unit-of-production method by individual fields as the proven developed reserves are produced. Depletion expense for the six months ended March 31, 1997 and 1998 was $0 and $2,338 respectively.

              ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
               Notes to Consolidated Financial Statements

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

(7) Notes payable
         The Company issued two notes payable to stockholders who are also officers and directors in exchange for cash amounting to $978,157. These notes carry no stated maturity date and an 8.5% rate of interest. The Company has repaid $503,148 on these notes, including interest on one. The remaining note is convertible into restricted stock at 50% of the average bid price for the month in which the loan was made. The conversion is at the option of the noteholder. Accrued interest on the notes is $0 and $145,624 for the six months ended March 31, 1997 & 1998

         In January 1997, the Company issued a note payable to a bank in exchange for $175,000 cash. This note carried a maturity date of March 15, 1997 and a 9.6875% interest rate. The Company is in default on this note. The default interest rate is 13.6875%. The Company and the bank had originally expected to roll this note over into a long-term credit facility. The Company chose not to accept the long-term facility due to the terms offered. The Company repaid this loan in full plus accrued interest in December 1997.

       Convertible notes
         In November and December 1997, the Company issued 5.5% convertible senior subordinated secured notes due 2002 in exchange for $4,300,000 in cash. These notes are convertible into shares of the Company's common stock at a conversion price to be determined by so stated formula, but at a price no less than $1.25 per share. If all of the notes are converted at the lowest possible price, the Company would be required to issue 3,440,000 shares of common stock. These notes also carried warrants for an additional 258,000 shares of common stock with an exercise price of $3.17 per warrant, or total proceeds to the Company of $817,860 in the event all of the warrants are exercised. The notes are secured by the Company's non-MIII oil reserves in Utah.As the notes are potentially convertible at a price below market, the Company recorded a beneficial conversion feature discount of $1,075,000 in accordance with FASB EITF Topic D-60. The discount is amortized over the period from inception of the notes to the convertibility dates, 60, 90 and 120 days in this case. The amount of amortization for the six months ended March 31, 1998, was $1,075,000.

(8) Accrued salaries
         At March 31, 1997 and 1998, the Company has accrued salaries of, $0 and $1,529,532, respectively, for three officers. These officers can, at their option, convert these salaries into common stock of the Company at the rate of one-half of the average bid price of the Company's common stock for the months in which the salary was earned.

(9) Income taxes
         The Company has a consolidated net operating loss carry-forward amounting to $20,775,076, expiring as follows: $3,404 in 2010, $728,748 in 2011,  $16,913,052 in 2012 and $3,129,872 in 2013. The Company has a
         $8,310,000 deferred tax asset resulting from the loss carry-forward, for which it has established a 100% valuation allowance. Until the Company's current plans begin to produce earnings it is unclear as to the ability of the Company to utilize these carry-forwards.

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

(13) Segment information
         The Company has three distinct lines of business through its two wholly owned subsidiaries, Site Services, Inc., (SSI), and Bass American Petroleum Company, (BAPCO), and a joint venture agreement. SSI operates in the environmental remediation industry and BAPCO will operate in the oil and gas production industry. SSI's principal identifiable assets consist of $3,720,600, of environmental equipment, a barge deposit of $131,000 and the Chevron P&A master service agreement valued at $300,
         (net). Revenues of $226,035 relate to SSI. BAPCO's principal identifiable assets consist of crude oil and natural gas reserves valued at $1,044,375 and equipment valued at $2,570,000. Revenues of $265,302 relate to BAPCO. The Company also expects to operate in the supply industry through a joint venture agreement to supply fuel and other goods to ships transiting the Panama Canal. No principal identifiable assets yet exist for this line of business.

(14)   Sao Tome concession payment
         When the Company entered into the joint venture agreement in May 1997 with the Democratic Republic of Sao Tome and Principe, (DRSTP), the Company was required to pay a $5,000,000 concession fee to the DRSTP goverment. In September 1997, the Company received a Memorandum of Understanding from the DRSTP government which allows the Company to pay this concession fee within five days after the DRSTP files the relevant official maritime claims maps with the United Nations and the Gulf of Guinea Commission. In December 1997, the Company paid $2,000,000 of this concession fee to the DRSTP from the proceeds of the convertible note offering. In June 1998, another $1,000,000 of this fee was paid.

(15) Letter of intent
         In December 1997, the Company received a letter of intent from a registered brokerage house which contemplates a firm commitment public offering of approximately $50,000,000 of convertible debt securities. This offering, if it proceeds, is contemplated for early 1998. There is no assurance that such offering will be consummated.

(16) Subsequent events
    a) Letter of intent
         In May 1998, the Company received a letter of intent from another registered brokerage firm as a replacement of the December 1997, letter of intent. This new letter is for the same terms and conditions as the one it replaces.

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

RESULTS OF OPERATIONS

During the second quarter of fiscal 1998 the Company incurred a net loss of $1,777,294, compared to a net loss of $2,095,864 in the second quarter of of fiscal 1997. In the second quarter of fiscal 1998 a total of $299,532 was accrued, but not paid in cash, as compensation to three officers of the Company. Depreciation and amortization totaled $551,528 in the second quarter of fiscal 1998 compared to $62,000 in the second quarter of fiscal 1997. Depletion expense was $1,628 in the second quarter of fiscal 1998 compared to $ -0- the prior year. The net cash operating loss of the Company for the first 2 quarters of fiscal 1998 was $2,032,050 compared to $277,109 for the first 2 quarters of fiscal 1997.

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

         Item 2 Form 8-K including financial statements of Coconimo S.M.A., Inc. filed on April 13, 1998.

*        (previously supplied)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized, this 18 day of November, 1998.

Environmental Remediation Holding Corporation


By: /s/James A. Grifin
    James A. Griffin, Esq., Secretary


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