Form 10-Q/A
period 1998-06-30
ENVIRONMENTAL REMEDIATION HOLDING CORP
filed 1998-11-19
CIK 799235

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
                           Consolidated Balance Sheets

                                                                             September 30,
                                                                                 1997                 June 30, 1998
                                                                           -----------------       --------------------
                               ASSETS                                                                  (Unaudited)
CURRENT ASSETS
  Cash                                                                    $         327,743                  1,521,283
  Prepaid expenses and other current assets                                         215,708                    782,908
                                                                           -----------------       --------------------
    Total current assets                                                            543,451                  2,304,191
                                                                           -----------------       --------------------
PROPERTY AND EQUIPMENT
   Oil and gas properties (Successful efforts method)                               515,625                  1,240,175
   Equipment                                                                      4,220,000                  6,314,418
   Deposit on purchase of equipment                                                 136,560                    208,790
                                                                           -----------------       --------------------
     Total property and equipment before depreciation                             4,872,185                  7,763,383
   Less: accumulated depreciation and depletion                                    (521,000)                  (901,675)
                                                                           -----------------       --------------------
      Net  property and equipment                                                 4,351,185                  6,861,708
                                                                           -----------------       --------------------
OTHER ASSETS
   Master service agreement                                                             300                        300
   Investment in ST PETRO, S.A.                                                           0                     20,000
   DRSTP concession fee                                                                   0                  2,013,300
                                                                           -----------------       --------------------
    Total other assets                                                                  300                  2,033,600
                                                                           -----------------       --------------------
Total Assets                                                              $       4,894,936                 11,199,499
                                                                           =================       ====================
                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Stockholder loans payable                                              $         465,094                    480,080
   Note payable - bank                                                              175,000                          0
   Accounts payable and accrued liabilities :
       Accrued salaries                                                             960,000                  1,757,699
       Accrued interest                                                              37,228                    227,630
       Other                                                                        111,054                  1,465,113
                                                                           -----------------       --------------------
    Total current liabilities                                                     1,748,376                  3,930,522
                                                                           -----------------       --------------------
LONG-TERM LIABILITIES
   Long-term bank loans                                                                   0                     34,221
   Convertible debt, net                                                                  0                  5,965,798
                                                                           -----------------       --------------------
     Total long term liabilities                                                          0                  6,000,019
                                                                           -----------------       --------------------
Total Liabilities                                                                 1,748,376                  9,930,541
                                                                           -----------------       --------------------
Common stock issued under a repurchase agreement; issued and
   outstanding 1,000,000 and 750,000 shares                                       2,000,000                  1,500,000
                                                                           -----------------       --------------------
STOCKHOLDERS' EQUITY
  Preferred stock, $0.0001  par value; authorized 10,000,000 shares ;
      none issued and outstanding                                                         0                          0
  Common stock, $0.0001 par value; authorized 950,000,000 shares ;
      issued and outstanding 21,989,526  and  24,222,909                              2,199                      2,422
  Additional paid in capital in excess of par                                    19,952,865                 22,970,263
  Additional paid in capital - warrants                                                   0                    200,000
  Beneficial conversion feature of convertible debt                                       0                  1,387,500
  Deficit                                                                       (17,645,204)               (24,634,979)
  Stock subscriptions receivable                                                   (913,300)                         0
  Deferred compensation                                                            (250,000)                  (156,250)
                                                                           -----------------       --------------------
Total Stockholders' Equity                                                        1,146,560                   (231,042)
                                                                           -----------------       --------------------
Total Liabilities and Stockholders' Equity                                $       4,894,936                 11,199,499
                                                                           =================       ====================

     The accompanying notes are an integral part of the financial statements

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                      Consolidated Statements of Operations

                                                                   Nine months ended June 30,
                                                            -----------------------------------------
                                                                  1997                    1998
                                                            -----------------       -----------------
REVENUE                                                        (Unaudited)             (Unaudited)
Environmental remediation services                      $            120,944                 273,057
Crude oil                                                                  0                 119,219
Other income                                                           6,730                  11,684
                                                            -----------------       -----------------
  Total revenue                                                      127,674                 403,960
                                                            -----------------       -----------------
COSTS AND EXPENSES
Compensation :
     Officers                                                         93,750                 893,750
     Directors                                                     1,352,981                       0
Consulting fees                                                    1,454,625                 830,865
Geological data and reports                                                0                  41,932
General and administrative expense                                   652,817               3,916,647
Depreciation and depletion                                           196,417                 380,675
Interest expense                                                      17,727               1,329,866
                                                            -----------------       -----------------
  Total costs and expenses                                         3,768,317               7,393,735
                                                            -----------------       -----------------

Net loss                                                $         (3,640,643)             (6,989,775)
                                                            =================       =================

Weighted average number of shares outstanding                      6,382,302              23,497,260
                                                            =================       =================
Net loss per share, basic                               $              (0.57)                  (0.30)
                                                            =================       =================


























     The accompanying notes are an integral part of the financial statements

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                 Consolidated Statement of Stockholders' Equity

                                   Common Stock
                              ------------------                      Beneficial
                               Number                         APIC -  Conversion  Stk Subs    Defr'd    Accumulated     TTL S/H
                              of Shares   Amount     APIC    Warrants  Feature   Receivable    Comp.      Deficit       Equity
                              ----------  ------ ----------- -------- ---------- ----------- --------- ------------- -------------
BEGINNING BALANCE,
   September 30, 1996          3,239,374  $  324   4,629,598        0          0          0  (427,500)     (732,152)    3,470,270

Year ended September 30, 1997
Common stock issued for :
2/10 - S-8 services            1,600,000     160   1,099,840        0          0          0         0             0     1,100,000
3/4 - oil wells/leases           300,000      30     309,345        0          0          0         0             0       309,375
3/5 - oil wells/leases           200,000      20     206,230        0          0          0         0             0       206,250
3/13 - S-8 services              300,000      30     374,970        0          0          0         0             0       375,000
4/5 - Chevron contract         3,000,000     300           0        0          0          0         0             0           300
4/5 - services                 1,342,981     134   1,342,847        0          0          0         0             0     1,342,981
4/5 - contributed to corp      (100,000)    (10)    (99,990)        0          0          0         0             0      (100,000)
4/9 - BAPCO acquisition        4,000,000     400     499,600        0          0          0         0             0       500,000
5/14 - S-8 services            1,500,000     150     562,350        0          0          0         0             0       562,500
6/19 - services                  150,000      15      28,110        0          0          0         0             0        28,125
7/8 - cash                       800,000      80     399,920        0          0          0         0             0       400,000
7/25 - S-8 services            2,335,000     233   6,464,798        0          0          0         0             0     6,465,031
7/30 - services                1,500,000     150   2,249,850        0          0          0         0             0     2,250,000
7/30 - cash                      147,000      15     146,985        0          0          0         0             0       147,000
8/8 - cash                        74,000       8     147,992        0          0          0         0             0       148,000
9/4 - services                   400,000      40     307,960        0          0          0         0             0       308,000
9/10 - cash/stk subs rec'v       727,273      73     799,927        0          0   (800,000)        0             0             0
9/15 - cash/stk subs rec'v       473,898      47     482,533        0          0   (113,300)        0             0       369,280
9/30 - deferred comp amort             -       0           0        0          0          0   177,500             0       177,500
  Net loss                             -       0           0        0          0          0         0   (16,913,052)  (16,913,052)
                              ----------  ------ ----------- -------- ---------- ----------- --------- ------------- -------------
BALANCE, September 30,  1997  21,989,526   2,199  19,952,865        0          0   (913,300) (250,000)  (17,645,204)    1,146,560

Nine months ended March 31, 1998
10/97 - stock subs rec'd               -       0           0        0          0    913,300         0             0       913,300
10/08 - Uinta acquisition      1,000,000     100   1,999,900        0          0          0         0             0     2,000,000
10/97 - Neuces acquisition        50,000       5     148,745        0          0          0         0             0       148,750
11/97 - cash, net                176,099      18     167,676        0          0          0         0             0       167,694
11/97 - bene conv feat create          -       0           0        0  1,075,000          0         0             0     1,075,000
01/98 - building equity           24,000       2      61,216        0          0          0         0             0        61,218
02/98 - services                 104,664      10      55,648        0          0          0         0             0        55,658
02/98 - cash                     282,000      28     180,222        0          0          0         0             0       180,250
03/98 - stock subs rec'v         300,000      30     236,220        0          0   (236,250)        0             0             0
04/98 - stock subs rec'd               -       0           0        0          0    236,250         0             0       236,250
06/98 - cash                     234,200      24     135,576        0          0          0         0             0       135,600
06/98 - services                  62,420       6      32,195        0          0          0         0             0        32,201
06/98 - cash                           -       0           0  200,000          0          0         0             0       200,000
06/98 - bene conv feat create          -       0           0        0    312,500          0         0             0       312,500
6/30 - deferred comp amort             -       0           0        0          0          0    93,750             0        93,750
   Net loss                            -       0           0        0          0          0         0    (6,989,775)   (6,989,775)
                              ----------  ------ ----------- -------- ---------- ----------- --------- ------------- -------------
BALANCE, June 30, 1998
   (unaudited)                24,222,909  $2,422  22,970,263  200,000  1,387,500          0  (156,250)  (24,634,979)     (231,042)
                              ==========  ====== =========== ======== ========== =========== ========= ============= =============

Common stock issued under a repurchase agreement
BEGINNING BALANCE,
     September 30, 1996                0  $    0           0        0          0          0         0             0             0

7/97 - DRSTP info              1,000,000     100   1,999,900        0          0          0         0             0     2,000,000
                              ----------  ------ ----------- -------- ---------- ----------- --------- ------------- -------------
BALANCE, September 30, 1997    1,000,000     100   1,999,900        0          0          0         0             0     2,000,000

12/97 - cash repurchase        (250,000)       0    (500,000)       0          0          0         0             0      (500,000)
                              ----------  ------ ----------- -------- ---------- ----------- --------- ------------- -------------
BALANCE, June 30, 1998
   (unaudited)                   750,000  $  100   1,499,900        0          0          0         0             0     1,500,000
                              ==========  ====== =========== ======== ========== =========== ========= ============= =============




     The accompanying notes are an integral part of the financial statements

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                      Consolidated Statements of Cash Flows

                                                                                           Nine months ended June 30,
                                                                                        -----------------------------------
                                                                                             1997                1998
                                                                                        --------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                    (Unaudited)          (Unaudited)
Net loss                                                                               $   (3,640,643)          (6,989,775)
Adjustments to reconcile net loss to net cash used for operating activities:
    Amortization of beneficial conversion feature discount                                          0            1,078,762
    Amortization of deferred compensation                                                     146,250               93,750
    Stock issued for services rendered                                                      2,876,356               87,859
    Convertible debt issued for services                                                            0               43,750
    Depreciation and depletion                                                                196,417              380,675
    Other                                                                                      (6,730)                   0
Changes in operating assets and liabilities:
   (Increase) decrease in prepaid expenses and other assets                                         0             (567,200)
   Increase (decrease) in accrued interest expense                                             17,726              190,402
   Increase (decrease) in accrued expenses                                                          0            1,354,059
   Increase (decrease) in accrued salaries                                                          0              797,699
                                                                                        --------------     ----------------
Net cash provided by (used by) operating activities                                          (410,624)          (3,530,019)
                                                                                        --------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
DRSTP concession fee payment                                                                        0           (2,013,300)
Investment in ST PETRO S.A.                                                                         0              (20,000)
Increase in deposits on fixed assets                                                         (126,000)             (72,230)
Acquisition of property and equipment                                                               0             (166,916)
                                                                                        --------------     ----------------
Net cash provided by (used by) investing activities                                          (126,000)          (2,272,446)
                                                                                        --------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock sold for cash                                                                          0              719,794
Common stock warrants sold for cash                                                                 0              200,000
Convertible debt sold for cash                                                                      0            6,230,786
Proceeds from bank borrowings                                                                 175,000                9,840
Payments on bank borrowings                                                                         0             (179,401)
Proceeds from loans payable to  stockholders                                                  400,529              632,076
Payments on stockholder loans payable                                                         (22,968)            (617,090)
                                                                                        --------------     ----------------
Net cash provided by (used by) financing activities                                           552,561            6,996,005
                                                                                        --------------     ----------------
Net increase (decrease) in cash                                                                15,937            1,193,540

CASH, beginning of period                                                                           0              327,743
                                                                                        --------------     ----------------

CASH, end of period                                                                    $       15,937            1,521,283
                                                                                        ==============     ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest                                                 $            0               11,825
                                                                                        ==============     ================
Non cash financing and investing activities: Stock issued to acquire :
        BAPCO                                                                          $      500,000                    0
                                                                                        ==============     ================
        Equity in building                                                             $            0               61,218
                                                                                        ==============     ================
        Oil and gas properties and equipment                                           $      515,625            2,148,750
                                                                                        ==============     ================
Mortgage payable on building assumed                                                   $            0               28,782
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

         In  November  1997,  the  Company  issued   5.5%   convertible   senior
         subordinated secured notes due 2002 in exchange for $4,300,000 in cash. These notes are convertible into shares of the Company's

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                   Notes to Consolidated Financial Statements

(7)  Notes payable  (continued)
         common stock at a conversion price to be determined by so stated formula, but at a price no less than $1.25 per share. If all of the notes are converted at the lowest possible price, the Company would be required to issue 3,440,000 shares of common stock. These notes also carried warrants for an additional 258,000 shares of common stock with an exercise price of $3.17 per share, or total additional proceeds to the Company of $817,860 in cash in the event all of the warrants are exercised. The notes are secured by the Company's non- MIII oil reserves in Utah. As the notes are potentially convertible at a price below market, the Company recorded a beneficial conversion feature discount of $1,075,000 in accordance with FASB EITF Topic D-60. The discount is amortized over the period from inception of the notes to the convertibility dates, 60, 90 and 120 days in this case. The amount of amortization for the nine months ended June 30, 1998, was $1,075,000

         In April 1998, the Company issued 12% convertible subordinated unsecured notes due January 1999 in exchange for $300,000 cash. These notes are convertible into shares of the Company's common stock at a conversion price of $1.50 per share. If all of these notes are converted, the Company will be required to issue 200,000 shares of common stock. These notes also carried warrants for an additional
         210,000 shares of common stock with an exercise price of $1.25 per share, or total additional proceeds to the Company of $262,500 in cash in the event all of the warrants are exercised.

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

         In June 1998, the Company issued 5.5% convertible subordinated unsecured notes due June 2000 in exchange for $1,250,000 cash. These notes are convertible into shares of the Company's common stock at a conversion price to be determined by so stated formula. If all of these notes are converted, using the conversion price of the issuance date ($0.69517), the Company will be required to issue 1,798,124 shares of common stock. These notes also carried warrants for an additional 230,000 shares of common stock with an exercise price of $0.8634 per share, or total additional proceeds to the Company of $198,582 in cash in the event all of the warrants are exercised. As the notes are potentially convertible at a price below market, the Company recorded a beneficial conversion feature discount of $312,500 in accordance with FASB EITF Topic D-60. The discount is amortized over the period from inception of the notes to the convertibility dates, 60, 90 and 120 days in this case. The amount of amortization for the nine months ended March 31, 1998, was $3,762.

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

         In August 1996, ERFC issued 20,500 shares in exchange for $42,892 in cash. On August 19,1996, the sucessor Company issued 2,433,950 shares of common stock to acquire 100% of the issued and outstanding common stock of ERFC. At the time of the acquisition ERHC, then known as RAGC, had 356,317 shares issued and outstanding as a result of a 1 for 2,095 share reverse stock split. On August 19, 1996, the Company issued 73,277 shares of common stock to a consultant in exchange for services valued at $1.00 per share related to the merger. In August 1996, the Company issued 10,000 shares of its common stock, valued at $70,000, to an attorney for services to be rendered at below market rates for a period of 4 months. In September 1996, the Company issued 55,000 shares of its common stock under three consulting contracts previously negotiated, valued at $385,000. In September 1996, the Company issued 320,830 shares of its common stock in exchange for $31,995 in cash

         In February 1997, the Company issued 1,600,000 shares of common stock via an S-8 registration in exchange for consulting and professional services valued at $1,100,000. In March 1997, the Company acquired a 100 oil well lease with reserves in exchange for 300,000 shares of the Company's common stock valued at $309,375. In March 1997, the Company acquired a 100 oil well lease with reserves in exchange for 200,000 shares of the Company's common stock valued at $206,250. In March 1997, the Company issued 300,000 shares of common stock via S-8 registration valued at $375,000 in exchange for public relations services, of which approximately 150,000 had been earned at fiscal year end. The balance will either be earned or returned to ERHC. In April 1997, the Company issued 3,000,000 shares of common stock in exchange for the assignment of the Chevron P&A master service agreement, valued at $300. In April 1997, the Company issued 1,342,981 shares of common stock to three directors in lieu of cash compensation for services rendered to the Company valued at $1,342,981. In April 1997, a director contributed
         100,000 shares of common stock back to the Company with a value of $100,000. In April 1997, the Company issued 4,000,000 shares of common stock in exchange for 100% of the issued and outstanding common stock of Bass American Petroleum Company, (BAPCO), valued at historical cost of $500,000. In May 1997, the Company issued 1,500,000 shares of common stock via an S-8 in exchange for consulting and professional services valued at $562,500. In June 1997, the Company issued 150,000 shares of common stock to two independent consultants for services valued at $28,125. One of these consultants became an employee of the Company in September 1997.

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

(14)   Sao Tome concession payment
         When the Company entered into the joint venture agreement in May 1997 with the Democratic Republic of Sao Tome and Principe, (DRSTP), the Company was required to pay a $5,000,000 concession fee to the DRSTP goverment. In September 1997, the Company received a Memorandum of Understanding from the DRSTP government which allows the Company to pay this concession fee within five days after the DRSTP files the relevant official maritime claims maps with the United Nations and the Gulf of Guinea Commission. In December 1997 the Company paid $2,000,000 of the concession fee to the DRSTP from the proceeds of the convertible note offering.

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

RESULTS OF OPERATIONS

During the third quarter of fiscal 1998 the Company incurred a net loss of $2,796,190, compared to a net loss of $1,399,000 in the third quarter of fiscal 1997. In the third quarter of fiscal 1998 a total of $270,000 was accrued, but not paid in cash, as compensation to three officers of the Company. Depreciation and amortization totaled $136,762 in the third quarter of fiscal 1998 compared to $72,000 in the third quarter of fiscal 1997. Depletion expense was $1,000 in the third quarter of fiscal 1998 compared to $0 the prior year. The net cash operating loss of the Company for the third quarter of fiscal 1998 was $1,498,000 compared to $134,000 for the third quarter of fiscal 1997.

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

                  4.15 Security Capital Trading Inc. Letter of Intent - $2 to $5 Mio. Preferred Stock (1)

                  10.1 Joint Venture Formation of the Sao Tome Principe National Petroleum Company executed July 9, 1998, (in original Portugese)(2)

         *        10.2    Joint  Venture  Formation  of  the  Sao  Tome Principe
                          National  Petroleum  Company  executed  July 9,  1998,
                          (English translation)

         (b) Reports on Form 8-K - There was one filing on Form 8-K for the third quarter 1998

                  Form 8-K regarding Item 2, Acquisition of Assets, filed April 13, 1998. (3)
----------------
*        (previously supplied)

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

Environmental Remediation Holding Corporation


By: /s/James A. Griffin
    James A. Griffin, Esq., Secretary


By: /s/ Noreen Wilson, Vice President
    Noreen Wilson, Vice President


EXHIBIT INDEX

EXHIBIT           DESCRIPTION

4.3   *    First June 1998 Funding Warrant

4.4   *    Second June 1998 Funding Note

4.5   *    Second June 1998 Funding Warrant

4.6   *    Third June 1998 Funding Securities Purchase Agreement

4.7   *    Third June 1998 Funding Note

4.8   *    Third June 1998 Funding Warrant

4.9   *    Third June 1998 Registration Rights Agreement

4.10  *    July/August 1998 Funding Securities Purchase Agreement

4.11  *    July/August 1998 Funding Note

4.12  *    July/August 1998 Funding Warrant Agreement and Warrant

4.13  *    July/August 1998 Funding Registration Rights Agreement

10.2  *    Joint Venture Formation  of  the Sao Tome Principe National Petroleum
           Company executed July 9, 1998 (English translation)

* (previously supplied)