Form 10-Q/A
period 1998-06-30
ENVIRONMENTAL REMEDIATION HOLDING CORP
filed 1998-11-23
CIK 799235

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
                                                                           =================       ====================

     The accompanying notes are an integral part of the financial statements

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                      Consolidated Statements of Operations

                                                     Nine months ended June 30,              Three months ended June 30,
                                               --------------------------------------   --------------------------------------
                                                     1997                 1998                1997                 1998
                                               -----------------    -----------------   -----------------    -----------------
REVENUE                                           (Unaudited)          (Unaudited)         (Unaudited)          (Unaudited)
Environmental remediation services             $        120,944              273,057              84,000               47,022
Crude oil                                                     0              119,219                   0             (146,083)
Other income                                              6,730               11,684                   0                  194
                                               -----------------    -----------------   -----------------    -----------------
  Total revenue                                         127,674              403,960              84,000              (98,867)
                                               -----------------    -----------------   -----------------    -----------------
COSTS AND EXPENSES
Compensation :
     Officers                                            93,750              893,750              31,250              181,250
     Directors                                        1,352,981                    0           1,352,981                    0
Consulting fees                                       1,454,625              830,865            (201,625)             443,331
Geological data and reports                                   0               41,932                   0                    0
General and administrative expense                      652,817            3,916,647             217,515            1,792,683
Depreciation and depletion                              196,417              380,675              72,417              134,127
Interest expense                                         17,727            1,329,866              10,491              134,645
                                               -----------------    -----------------   -----------------    -----------------
  Total costs and expenses                            3,768,317            7,393,735           1,483,029            2,686,036
                                               -----------------    -----------------   -----------------    -----------------

Net loss                                       $     (3,640,643)          (6,989,775)         (1,399,029)          (2,784,903)
                                               =================    =================   =================    =================

Weighted average number of shares outstanding         6,382,302           23,497,260           6,382,302           23,497,260
                                               =================    =================   =================    =================
Net loss per share, basic                      $          (0.57)               (0.30)              (0.22)               (0.12)
                                               =================    =================   =================    =================


























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

Nine months ended June 30, 1998
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

During the nine months of fiscal 1998 the Company incurred a net loss of $6,989,775, compared to a net loss of $3,640,643 in the nine months of fiscal 1997. In the nine months of fiscal 1998 a total of $810,000 was accrued, but not paid in cash, as compensation to three officers of the Company. Depreciation and amortization totaled $1,452,247 for the nine months of fiscal 1998 compared to $196,417 for the nine months of fiscal 1997. Depletion expense was $3,595 for the nine months of fiscal 1998 compared to $0 the prior year. The net cash operating loss of the Company for the nine months of fiscal 1998 was $3,530,000 compared to $410,600 for the three months of fiscal 1997.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

None

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

(2)      Filed on Form SE.

(3)      Incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized, this 23th day of November, 1998.

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