Form 10-K
period 1998-09-30
ENVIRONMENTAL REMEDIATION HOLDING CORP
filed 1999-01-14
CIK 799235

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                    Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 1998

                           Commission file No. 0-18275


                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                  --------------------------------------------
                 (Name of small business issuer in its charter)

COLORADO                                                       88-0218499
-------------------------------                                ---------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

        3-5 Audrey Avenue
    Oyster Bay, New York                                        11771
---------------------------------------                       ----------
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number (516) 922-4170

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.0001 par value
                       -----------------------------------
                                (Title of class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                     ----- -----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Issuer's revenues for its most recent Fiscal year. $247,000.

     The aggregate market value of the 15,840,832 shares of voting stock held by non-affiliates of the Registrant as of September 30, 1998 was $2,011,043
(assuming solely for the purpose of this calculation that all directors, officers and greater than 5% stockholders of the Registrant are "affiliated").

     The number of shares outstanding of the Registrant's Common Stock, par value $.0001 per share, as of September 30, 1998 was 25,999,900.

                       Documents Incorporated by Reference

                                See Exhibit List

                                     PART I

ITEM 1.           DESCRIPTION OF THE BUSINESS

     Environmental Remediation Holding Corporation (the "Company") is an independent oil and gas company whose predecessor was formed in 1995. In 1997, the Company focused on acquiring and servicing marginally-producing oil and natural gas properties which contained the potential for increased value through workovers and secondary recovery operations utilizing the Company's proprietary horizontal drilling tool. Lower oil prices and increasing equipment costs in 1998 have reduced the economic feasibility of these activities at this time. The Company also focused on providing a full range of environmental remediation and "plug and abandonment" services to the oil and gas industry. More recently, the Company has refocused its activities and has begun to acquire interests in non-producing oil and gas properties, particularly high potential international prospects in known oil-producing areas, which could benefit from the Company's experienced executive team in managing the exploration of possible reserves.

     In May 1997, the Company entered into an exclusive joint venture with the Sao Tome, an archipelago island nation located in the Gulf of Guinea off the coast of central West Africa, to manage the exploration, exploitation and development of the potential oil and gas reserves onshore and offshore Sao Tome, either through the venture or in collaboration with major international oil exploration companies. The Company is currently in the initial phase of exploration and is conducting geophysical, seismic, environmental and engineering feasibility studies. In April 1998, the Government of Sao Tome granted approval to the joint venture to proceed with the preparation and sale of leases of its oil concession rights, which sales were expected to occur in early 1999. In July 1998, The Company closed and formed the joint venture national oil company with the Government of Sao Tome. This company is called STPETRO. The Company owns 49% of STPETRO. In July, 1998, the formation of STPETRO was promulgated into law. In September 1998, the Government of Sao Tome and STPETRO entered into a TAA Agreement with Mobil. The Company believes that this venture provides it with a significant foothold in the oil-rich Gulf of Guinea, in which the venture is the largest single concession holder in the entire Gulf.

     The Company has entered into a number of recent transactions in connection with its workover and recovery operations. In October 1997, the Company acquired a 37.5% interest in a 49,000 acre natural gas lease, known as the "Nueces River Project", in the Nueces River area of south Texas, one of the largest producing natural gas areas in the United States. In December 1997, the Company re-entered the first of two existing shut-in wells on the property, and expected to ultimately recover up to 5 BCF per well using 5% of the estimated possible gas in place. Due to mechanical failure downhole, this well has been shut-in again. The daily production rates from the second well cannot be determined until the completion of the reentry. The Company is currently meeting with two potential farm-out partners to work the project and believes it has negotiated an arrangement to drill additional wells on the northern and southern portions of the leasehold.

     In addition, the Company acquired in February and March 1997 leases in oil fields located in Rusk County and Wichita County, Texas. These oil fields, which together comprise approximately 1,200 acres and 200 wells, have reserves verified by Dr. Joseph Shoaf, P.E., an independent reservoir engineer. The Company estimates that, after reworking the wells using various techniques including its proprietary drilling tool, these wells could produce from 500 to 800 barrels of oil per day. Through December 1997, the Company had recompleted 18 oil wells and is currently producing and selling "test" oil from the Wichita County field. Of these wells, 13 had mechanical failures. The Company is evaluating feasible economic options including the potential sale of the Rusk County and Wichita County properties.

     In July 1997, the Company entered into a joint venture with MIII Corporation, a Native American oil and gas company, to workover, recomplete and operate 335 existing oil and gas wells on the Uintah and Ouray Reservation in northeastern Utah. It was estimated that the first approximately 36 wells would be scheduled for recompletion and stimulation in the fall of 1998 and, the Company estimated that, after initial workover operations were completed, these wells could produce in excess of 3,900 barrels of oil per day. These estimates were subject to internal verification by the Company. An independent reserve report prepared by Richard Stephen Shuster, P.E. indicates , based on a study of 133 of such wells, which may or may not include any of the wells which are the subject of the MIII joint venture, proven and producing reserves of approximately 5.77 million barrels of oil and 23.4 BCF of natural gas on these sites. The leases on the MIII project were never transferred to the Company and it is currently evaluating its options with regard to this project.

     In September 1997, the Company acquired net revenue interests ranging from 76% to 84% in oil and gas properties totaling 13,680 acres, located near the MIII fields, currently producing approximately 70 barrels of oil per day from six producing wells. As of December 31, 1997, these were the Company's only commercially producing properties, which began realizing revenues for the Company in November 1997. A 1997 independent reserve report prepared by Ralph L. Nelms and Gerry Graham of the gross recoverable reserves of these properties are approximately 2.624 million barrels of oil and 3.302 BCF of natural gas. The Company is currently evaluating the existing reserve reports, underlying data on these leases and the economic feasibility of increasing production in light of current oil prices or of the sale or other disposition of these properties. The Company is engaged in arbitration regarding this project and believes that a settlement on all issues will be completed in January 1999.

     The Company provides environmental remediation services to oil and gas operators. All of the Company's revenues during the fiscal year ended September 30, 1997 were attributable to providing these services, which include environmental engineering, hazardous waste (including naturally occurring radioactive material) remediation and disposal, oil spill, soil decontamination and non-hazardous oilfield waste cleanup, as well as "plug and abandonment" of oil and gas wells, all in accordance with strict federal, state and local environmental regulations. In April 1997, the Company entered into a master service agreement with Chevron to rework, in order to draw additional production from, approximately 400 depleting oil and gas wells and to remediate and "plug and abandon" these and other wells when depleted, in Chevron's oil fields in southern Louisiana along the Gulf of Mexico. The Chevron agreement provides for a three-year work schedule, commencing upon the completion of the Company's 140 foot "plug and abandonment" barge. The Company has designed this specialized "plug and abandonment" barge to remediate off shore well locations and is capable of working in coastal waters as shallow as 19 inches. Due to the price structure of the oil and gas business at this time, the Company does not believe it is in its best interest to construct this barge. However, a substantial increase in oil prices would cause the Company to reevaluate its decision regarding such construction.

     In addition, the Company has obtained rights to participate in a ten-year concession with the Panama Canal Commission, through a joint venture with Centram Marine Services, S.A., to supply fuel to tankers and other commercial vessels traversing the Panama Canal. These operations are expected to commence at such time as adequate financing is secured, of which there can be no assurance.

     To further penetrate the environmental remediation services market in Louisiana. In February 1998, the Company sought to acquire a 70% equity interest in Ven Virotek, Inc., a Louisiana corporation ("Virotek"), from its sole shareholder, Recycling Remedies, Inc. Virotek owns and operates a NORM solid waste disposal site in Houma, Lousiana and holds permits from Louisiana environmental authorities to dispose of salt water, brine and naturally occuring waste products. In March 1998, Virotek obtained two contracts from the U.S. Department of Energy to dispose of salt water brine from the strategic petroleum reserves located in Houma, Louisiana. Under the contracts, it is contemplated initially that a total of 475,000 barrels of brine will be shipped to Virotek for disposal, and Virotek will receive $1.00 per barrel for its services. In August, 1998, this acquisiton was cancelled because during the due diligence process the Company discovered (1) serious unresolved environmental issues, (2) greater refurbishment expenses than originally estimated and (3) larger liabilities than originally represented.

     The Company commenced negotiations for remediation work in Mexico in September 1998 and for remediation work in Venezuela in December 1998. Neither negotiation has been reduced to contract at this time.

     In 1997, the Company believed that it was more economical and less speculative to rework and recomplete existing wells than to drill exploratory wells in search of new oil and gas deposits. Using the Company's proprietary horizontal drilling system, known as the BAPCO Tool, the Company has had, according to internal data, an 80% success ratio in increasing the level of production from oil and natural gas wells that are suitable for enhancement of primary recovery by use of the BAPCO Tool or candidates for secondary recovery. Given adequate oil prices, the Company believes that the BAPCO Tool serves as a competitive advantage for securing new workover projects from other oil and gas operators, for attracting joint venture partners in larger workover contracts in the United States and internationally and for use on its own oil and gas properties in Texas and Utah. In the long run, the Company believes that the BAPCO Tool will have greater applicability in the international market.

     Beginning in the early 1990's, the combination of secondary recovery of oil reserves in conjunction with environmental remediation of abandoned oil wells have became major items of interest in the oil and gasindustry. According to current industry statistics, it is estimated that only 7.5% to 15% of total oil reserves are recovered in primary drilling operations due to the significant incremental costs involved in exploiting far-reaching reservoirs of an oil formation. Following primary production, large independent oil companies have typically outsourced some or all of the required "plug and abandonment" work to third party contractors. By conducting enhanced primary or secondary recovery operations utilizing the BAPCO Tool on the otherwise abandoned wells, the Company believes that it is able to effectively extend the economic life of an oil field and increase existing oil recovery by up to 30%, prior to formal abandonment. The Company, which provides primary and secondary recovery, "plug and abandonment" operations and environmental remediation services, believes that, in the United States alone, there are hundreds of oil and natural gas fields which could benefit from these services. The Company continues to believe that at such time as oil prices rise to suitable levels, such activities represent a potentially stable revenue source for them.

Growth Strategy

     The Company's goal is to maximize its value through profitable growth in its oil and gas reserves and production. The Company has taken steps to achieve this goal through its growth strategy of (i) managing the exploration, exploitation and development of non-producing properties in known oil-producing areas, such as the Gulf of Guinea in West Africa, with industry or government partners, (ii) at such time as oil prices are more favorable, continuing to pursue environmental remediation service contracts for oil and gas well rework and "plug and abandonment" services in the United States and internationally, and (iii) exploiting the BAPCO Tool.

         Key elements of the Company's growth strategy include:

     1. Manage High Potential International Prospects. The Company seeks to manage the overall exploration activities for high potential international prospects in known oil-producing areas. By managing these projects, the Company seeks to share the risks inherent in exploratory drilling with industry and government partners. The Company's international exploration activities target significant long-term reserve growth and value creation, such as the Company's joint venture with Sao Tome. The Company also plans to pursue offshore transportation and logistic support services in connection with its international prospects.

     2. Pursue Additional Environmental Remediation Contracts. The Company continues to pursue new environmental remediation contracts in the United States and abroad, directly and through joint ventures. The Company believes it possesses competitive advantages including the availability and condition of equipment to meet both special and general customer needs, the availability of trained and licensed personnel with the required specialized skills, the overall quality of its service and safety record and the ability to offer ancillary services, such as "plug and abandonment" services.

     3. Exploit the BAPCO Tool. The Company has an experienced management and engineering team that focuses on acquisitions of projects where the BAPCO Tool can be utilized to enhance primary and secondary recovery projects. The Company has had an 80% success ratio for improved production from wells on which the tool has been used.

Summary of Properties

     A summary of the Company's oil and gas properties is as follows:

                                                                  Anticipated
                                                                  Investment                Anticipated
                   Nature of        Date                          to Make                   Operational
  Property         Interest         Acquired       Cost           Operational                  Date
---------------------------------------------------------------------------------------------------------------------
Sao Tome        Joint Venture to    May 1997       $5,000,000     $2,200,000 (1)            Undetermined as of this
               drill and develop                                  concession fee,           time.   STPETRO
                        fields                                    $4,000,000 of which       formed and Technical
                                                                  has been paid (2)         Assistance Agreement
                                                                                            signed with Mobil.
                                                                                            Schlumberger seismic
                                                                                            work to commence
                                                                                            January 1999

------------------------------------------------------------------------------------------------------------------------
Nueces River   37.5% interest in a   Oct 1997      $200,000 and      $650,000(3)            To be determined upon
Natural Gas    49,000 acre natural                 50,000 shares of                         completion of
 Prospect,        Texas gas lease                  Common Stock                             negotiations with
                                                                                            two potential farm-out
                                                                                            partners

---------------------------------------------------------------------------------------------------------------------
Rusk and Wichita    Leases in oil    February and  500,000 shares     Currently            5 wells currently
County Oil Fields,      fields       March 1997    Common Stock      operational           Operational
Texas                                                                                      (4)

----------------------------------------------------------------------------------------------------------------------
Uintah and Ouray   Joint Venture with  July 1997   $55,000 and           Minimum                (5)
Reservation (MIII  MIII Corporation to             contemplated          $1,000,000
Project), Utah     develop and operate             issuance of 250,000    to
                        335 wells                  shares of Common      $1,500,000
                                                   Stock to MIII

----------------------------------------------------------------------------------------------------------------------
Uinta Project,   Net revenue          September     $250,000 and         Currently          6 wells currently
Utah             interests ranging       1997       1,000,000 shares     Operational        operational
                 from 76%  to 84%                    Common Stock          (6)
                 (and 100% working                         (7)
                 interest on all but 2
                 wells) in oil
                 and gas properties
                 of approximately
                 13,680 acres, with 22
                  wells

-------------------------------------------------------------------------------------------------------------------

     (1) The Company has spent (i)$2,500,000 for data that had been purchased through cash and stock as of March 1998, and (ii) $250,000 in expenses preparatory to drilling. The Company anticipates spending $1,500,000 over the next 12 months for additional seismic studies needed to determine the location and depth of the targeted oil deposits and $700,000 for operating costs associated with STPETRO in Sao Tome including salaries and improvements. The costs of further development of this project cannot be determined until a more definite development plan is established. The costs depend on the Company's determination to either independently develop the concession, take on operational partners or lease a portion of the concession for third-party development. By Agreement dated August 18, 1998, Procura assigned and transferred all of its rights and obligations in the venture to the Company. In consideration of such assignment, the Company issued 2,000,000 shares of its restricted stock to Procura. As of December 31, 1998 said shares had not been delivered to Procura because Procura has made certain claims to the Company that it or its principals are entitled to additional shares. The Company has authorized further negotiations to settle any disputes with Procura. Under the terms of the approved offer, Procura would receive 4,000,000 shares of restricted Common Stock, $12,000 per month for 6 months and warrants to purchase 2,000,000 shares of Common Stock on a graduated basis beginning at $1.00 and increasing to $3.00 exercisable in increments of 250,000 based upon production levels. Based upon prior meetings with the principals of Procura, the Company believes such offer will be accepted. See "--Managing Exploratory Activities - Sao Tome."

     (2) As of December 31, 1998, the Company had paid $4,000,000 of this concession fee and an additional $750,000 for certain costs and expenses associated with the project. The Company believes that this additional $750,000 will be credited to the balance of the concession fee. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Expenditures and Business Plan

     (3) The Company has already spent approximately $350,000 reworking the first of two existing shut-in wells on the property. Due to mechanical failure downhold, this well has been shut in again. The Company plans on spending approximately $650,000 to $1,250,000 to bring the second well on line. Provided financing is secured, the Company would also like to drill 15 to 20 new wells at this site in 1999 and is currently negotiating with two potential farm-out partners for wells in the northern and southern portions of the leasehold. The Company is responsible for only half of the drilling cost of each well, as it shares this cost with its operational co-venturer, Autry Stephens & Co. See "-Workover and Recovery Activities."

     (4) The Company expects to have to spend $1,200,000 to bring production up to a commercial level. The Company is evaluating feasible economic options including the potential sale of these properties. See "-Workover and Recovery Activities."

     (5) The leases on the MIII project were never transferred to the Company and it is currently evaluating its options with regard to this project.

     (6) The Company plans on spending approximately $1,000,000 on additional equipment and up to $80,000 per well on well stimulation in order to bring 12 additional wells on line. It plans to plug and abandon 2 wells and do further study on the remaining 2 wells. The Company anticipated utilizing funds acquired through the Investment Agreement with Kingsbridge. Provided other financing of $5,000,000 to $10,000,000 is secured, the Company is considering the most feasible options to implement a recompilation and drilling program. The Company has entered into a settlement agreement with regard to outstanding issues between the parties. See "-Workover and Recovery Activities" and "Legal Proceedings."

Managing Exploratory Activities

     The Company is currently managing or in the process of negotiating several international exploratory projects which, if successful, have the potential to increase the growth of the Company. The Company believes that its existing project in Sao Tome has the potential to significantly increase reserves.

         Sao Tome

     In May 1997, the Company entered into an exclusive joint venture with Sao Tome, a member of the United Nations, to manage the exploration, exploitation and development of the country's potential oil and gas reserves in the Gulf of Guinea. Sao Tome is comprised of two principal islands which straddle the equator in the prolific petroleum-producing region of the Gulf of Guinea. The Sao Tome islands are located approximately 200 miles west of mainland Gabon, and southwest of Equatorial Guinea and Cameroon, and are located directly on a well-known geologic feature known as the "Cameroon Volcanic Line."

     The exclusive 25-year joint venture agreement provides for the establishment of a national oil and gas company owned jointly by Sao Tome, the Company and, as a junior partner, Procura Financial Consultants, c.c., a South African corporation ("Procura") and the management of such oil company by the Company during that period. Under the agreement, the venture has the first right to select the oil and gas concessions it desires to explore and develop in an area approximately 64,550 square miles in the Gulf of Guinea. On behalf of Sao Tome, the Company agreed to negotiate with major international oil and gas companies to grant leases to oil and gas concessions not selected by the joint venture. The Company is entitled to receive an overriding royalty on the production from those concessions. Pursuant to the terms of the agreement, Sao Tome has the right to terminate the agreement in the event the Company failed to make any remaining concession fee payment at the time Sao Tome determines, and the United Nations accepts, the EEZ boundaries or fails to timely commence the orderly development of the national oil and gas joint venture company. By Agreement dated August 18, 1998, Procura assigned and transferred all of its rights and obligations in the venture to the Company. In consideration of such assignment, the Company issued 2,000,000 shares of its restricted stock to Procura. As of December 31, 1998 said shares had not been delivered to Procura because Procura has made certain claims to the Company that it or its principals are entitled to additional shares. The Company has authorized further negotiations to settle any disputes with Procura. Under the terms of the approved offer, Procura would receive 4,000,000 shares of restricted Common Stock, $12,000 per month for 6 months and warrants to purchase 2,000,000 shares of Common Stock on a graduated basis beginning at $1.00 and increasing to $3.00 exercisable in increments of 250,000 based upon production levels. Based upon prior meetings with the principals of Procura, the Company believes such offer will be accepted.

     In November 1997, the Company made an initial $2,000,000 payment in respect of the initial concession fee from the net proceeds of its 1997 private placement, in June 1998, paid $1,000,000 of this concession fee from the net proceeds of the Third June 1998 Private Placement, in August, paid $1,000,000 of this concession fee from the net proceeds of the July/August 1998 Financing. In addition, the Company paid $250,000 out of the net proceeds of the September 1998 Financing and $500,000 out of the net proceeds of the October 1998 Financing, each of which payment were for certain expenses associated with Sao Tome. The Company believes that these additional expense payment will be credited to the concession fee. See "The Company - The Private Placement."

     The Company is currently in the initial phase of project development and is conducting seismic surveys, processing existing seismic data and reviewing environmental and engineering feasibility studies. The Company has already provided to Sao Tome initial feasibility studies including seismic interaction, sedimentology, geochemistry and petrographics and diagnostics. The Company expects to expend at least $2,300,000 in the initial phase of this project. Following further studies, the Company anticipates coordinating the drilling of a "test" well in early 1999. The costs associated with drilling and testing such a well cannot be determined until the seismic data have been processed and evaluated. In April 1998, the Government of Sao Tome granted approval to the joint venture to proceed with the preparation and sale of leases of its oil concession rights, which sales were expected to occur in early 1999. In June 1998, the Company and Sao Tome signed a letter of intent to award a contract to Schlumberger to perform a marine seismic survey in anticipation of the license round to be held in Sao Tome and to act as technical advisor and coordinator of such license round. In July 1998, the Company closed and formed the joint venture national oil company with the Government of Sao Tome. The oil company is called the STPETRO. STPETRO is owned 51% by the Government of Sao Tome and 49% by the Company. The Company previously was granted a 25-year management arrangement with STPETRO in the 1997 Letter of Intent. In July 1998, the Ministry of Cabinets and the Prime Minister executed the STPETRO formation documents and they were promulgated into law by the President. In September 1998, the Government of Sao Tome and STPETRO entered into a TAA Agreement with Mobil. Under such agreement, Mobil will perform a technical evaluation and feasibility study of oil and gas exploration in certain designated acreage. The agreement is for an initial term of 18 months and superceded the need for lease sales in early 1999. Mobil retains a right of first refusal to acquire development rights to all or a portion of the acreage which it is evaluating. Mobil then executed an agreement with Schlumberger to perform the marine seismic survey as previously agreed under the letter of intent with the Company signed in June 1998. Under the Mobil/Schlumberger agreement, Schlumberger will perform seismic work on the option blocks designated in the TAA Agreement. Such work is to commence in January 1999.

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

     The Company believes that this venture provides it with a significant foothold in the oil-rich Gulf of Guinea, in which the venture is the largest single concession holder in the entire Gulf. The offshore oil potential of Sao Tome has been studied by numerous oil companies, including Mobil Corp. and Exxon, since at least the late 1970s. Over the next 20 years, industry experts say, Western oil companies will invest between $40 billion and $60 billion in the Gulf of Guinea alone.

AMCO Montenegro

     In April 1998 the Company agreed to enter into a 50/50 joint venture with a privately held Delaware corporation, AMCO Montenegro, Inc. and its related ABC Group of companies ("AMCO") to construct and operate an "Off-Shore Logistics Center" for the oil industry in the Gulf of Guinea, on the Island of Sao Tome. AMCO Montenegro is a construction company based in Virginia. Due to political conflict, the parties were uanble to finalizing the agreements. In April 1998, Jugobanks AD Podgorica of Montenegro agreed to finance $50,000,000 for the construction of the "Off-Shore Logistics Center" in Sao Tome. When funds were blocked because of war in the region, the Company terminated its tentative agreement with AMCO since AMCO could not perform at the time performance was required. In April 1998, the Government of Sao Tome and the Company filed their EEZ coordinates with the United Nations. The Company continues to maintain the right to construct the Off-Shore Logistics Center and is seeking an appropriate joint venture partner for the project There can be no assurance that the financing or an appropriate partner will be available for this project.
 .
Workover and Recovery Activities

     In 1997, the Company concentrated its acquisition efforts on marginally-producing properties which demonstrated a potential for significant additional development through workovers, behind-pipe recompletions, secondary recovery operations utilizing the Company's BAPCO Tool and other exploitation techniques. The Company pursued a workover and recompletion program on the properties it intends to commence some workover and recompletion in the future.

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

     The kinds of activities necessary to carry out a workover operation are essentially the same as those that are required to "complete" a well when it is first drilled. The "recompletion" process may involve selectively perforating the well casing at the depth of discrete producing zones, stimulating and testing these zones and installing down-hole equipment. Independent oil and gas production companies often find it more efficient to move a larger and more expensive drilling rig off location after an oil or natural gas well has been drilled and to move in a specialized well-servicing rig to perform completion operations. The Company leases well servicing rigs for its projects and intends to continue to do so in the future when such services are required. The completion process may require from a few days to several weeks.

     The Company's staff has focused on maximizing the value of the properties within its reserve base. The results of their efforts are reflected in limited increased production and additions to reserves.

     For  the  fiscal  year  ended   September  30,  1997,   the  Company  spent
approximately $53,000 on workover and recompletion operations, involving nine wells in Texas. The Company anticipated spending in excess of $1.825 million on workover and recompletion operations during fiscal 1998. Through September 30, 1998, the Company has spent approximately $460,000 on these operations.

     In connection with this focus, the Company actively pursues operating cost reductions on the properties it acquired. The Company believes that its cost structure and operating practices generally result in improved operating economies. The following is a brief discussion of significant developments in the Company's recent workover and recompletion activities:

         Nueces River Natural Gas Prospect

     The Company  has a 37.5%  working  interest  in a 49,000  acre  natural gas lease, known as the "Nueces River Prospect," in the Nueces River area of McMullen and LaSalle counties in south Texas, one of the largest producing natural gas areas in the United States. In December 1997, the Company re-entered the first of two existing shut-in wells on the property, and expected to ultimately recover up to 5 BCF per well using 5% of the estimated possible gas in place. Due to mechanical failure, this well has been shut in again. The daily production rates, as well as the anticipated operational dates, from the second well cannot be determined until the completion of the reentry. Following revitalization, the Company estimates that such well has the possibility of producing in excess of 500 MCF (million cubic feet) of natural gas per day. A 20-inch diameter Transcontinental Gas Pipeline is located approximately three miles from the wells to provide access to a gas market. The Company jointly operates the field with Autry Stephens & Co., a large independent operator in west and south Texas. The Company acquired its interest in the Nueces River Project in October 1997 in consideration for $200,000 and the issuance of 50,000 shares of Common Stock. In November 1998, the Company issued 491,646 shares of its restricted stock to Autrey Stephens & Co. in lieu of payment of $338,007 which represented the Company's share of the costs to reenter the first well. In addition, the Company issued 249,536 shares of its restricted stock to Hinge Line Inc. in lieu of payment of $171,556 which Hinge Line Inc. had paid on behalf of the Company as the Company's share of the yearly option fee which is due each April for retention of the option on the remaining 49,000 acres. This option fee is due each April for a period of 4 years and is total payment of $34,000. The Company is currently meeting with two potential farm-out partners to work the project and believes it has negotiated an arrangement to drill additional wells on the northern and southern portions of this leasehold.

     The Company plans on spending approximately $650,000 to $1,200,000 to bring both wells on line. Provided financing is secured, the Company also expects to drill 15 to 20 new wells at this site, at a cost of approximately $650,000 to $1,200,000 per well. The Company is responsible for half of the drilling cost of each well, as it shares this cost with its operational co-venturer, Autry Stephens & Co. The anticipated operational dates of these wells depend on the amount of funds raised by the Company in 1999.

         Rusk and Wichita County Oil Fields

     The Company holds directly leases on producing oil fields in Texas, known as the Gunsite Formation in Wichita County, north Texas, and the Woodbine Formation in Rusk County, east Texas. These oil fields together comprise approximately 1,200 acres and 200 wells. A 1997 independent reserve report prepared by Joseph Shoaf, P.E. has reserves verified. Through December 1997, the Company had recompleted 18 wells, all of which were operational as of March 20, 1998. Of these wells, 13 had mechanical failures. The Company had located its BAPCO Tool on site but it has since been removed. The Company anticipated spending $1,200,000 in order to bring production on the fields up to a commercial level. After reworking the fields using the BAPCO Tool and other techniques, the Company believes that these wells could produce from 500 to 800 barrels of oil per day. The Company is evaluating feasible economic options including the potential sale of the Rusk County and Wichita County properties.

     The Company acquired the Rusk and Wichita County oil fields in February and March 1997, respectively, in consideration for a total of 500,000 shares of Common Stock, valued at a total of $515,625.

         MIII Project in Utah

     In  July  1997,  the  Company  entered  into  a  joint  venture  with  MIII
Corporation ("MIII"), a Native American oil and gas company based in Fort Duchesne, Utah. Under the agreement, the Company had agreed to workover, recomplete and operate 335 oil and gas wells located on the 4,000,000 acre Uintah and Ouray Reservation in northeastern Utah. It was estimated that the first approximately 36 wells would be scheduled for recompletion and restimulation by fall 1998, provided that the Company raised the required funding. After initial workover operations were completed, the Company estimated that these wells could produce in excess of 3,900 barrels of oil per day. These estimates were subject to internal verification by the Company. An independent reserve report prepared by Richard Stephen Shuster, P.E. indicates, based on a study of 133 such wells, which may or may not include any of the wells which are the subject of the MIII joint venture, proven and producing reserves of approximately 5.77 million barrels of oil and 23.4 BCF of natural gas on these sites. The Company's production estimates at this site are based predominately on the multiple sandstone reservoirs of the Wasatch, transition zone and Green River Formations that can occur at depths of 5,000 to 16,000 feet.

     Under the terms of the joint venture agreement, once the production of natural gas reached 5,000 MCF, MIII had agreed to construct a gas gathering plant on such site, with the Company retaining a 25% interest in the plant. As of this date, it is highly unlikely that such plant will be constructed.

     The Company believed it had a 37.762% working interest in the wells located on the MIII property, and would be entitled to receive a $2.50 per barrel operator fee on production in the fields. The Company also believed it had the right to receive an additional 5% working interest in the wells after start-up costs of approximately $1.5 million had been repaid to certain original MIII investors from overall production. The remaining working interests in the MIII property are held by MIII, the Ute Tribe and the allotted members of the Ute Tribe. The Company paid $55,000 and contemplated issuing 250,000 shares of Common Stock to MIII in connection with entering into this venture. Such shares were never issued. In 1998, the Company planned to recomplete and restimulate 36 wells and to drill five to seven development and extension wells at this site, provided adequate financing was secured. The leases on the MIII project were never transferred to the Company and it is currently evaluating its options with regard to this project.

         Uintah Project

     In September 1997, the Company acquired net revenue interests ranging from 76% to 84% (and 100% working interest) in oil and gas properties totaling 13,680 acres, located near the MIII fields in the Uinta Basin with 22 oil and natural gas wells, currently producing approximately 70 barrels of oil per day from six producing wells. As of December 31, 1997, these were the Company's only commercially producing properties, which began realizing revenue for the Company in November 1997. A 1997 independent reserve report prepared by Ralph L. Nelms and Gerry Graham of Sandwood Consultants indicated that the total ultimate gross recoverable reserves of these properties are approximately 2.624 million barrels of oil and 3.302 BCF of natural gas. Wells in this field produce primarily from multiple sandstone reservoirs of the Wasatch transition zone and lower Green River Formations at depths ranging from 5,500 to 16,000 feet. The remaining net revenue interests in these properties are held by the Ute Tribe.

     At such time as oil prices rise, the Company plans on spending approximately $1,000,000 on additional equipment and up to $80,000 per well on well stimulation in order to bring 12 more wells on line. It plans to plug and abandon 2 wells and do further study on the remaining 2 wells. The Company anticipated utilizing funds acquired under the Investment Agreement with Kingsbridge. Provided other additional financing of about $5,000,000 to
$10,000,000 is secured, the Company plans extensive work in this field, including a 20 well program to develop infill and field extension locations, a 40-acre pilot waterflood project and the workover and recompletion of the existing wells to test the viability of more shallow formations for potential future development. The Company is currently evaluating the existing reserve reports, underlying data on these leases and the economic feasibility of increasing production in light of current oil prices or the sale or other disposition of these properties. The Company is engaged in arbitration regarding this project and believes that a settlement on all issues will be completed in January 1999.

     Lower oil prices and higher equipment costs have reduced the economic feasibility of drilling, workover and recompletion activities such that they are marginal at best. Therefore, the Company has directed its primary focus to its high potential international prospects and to a lesser extent to its remediation activities.
Reserves

     The following table sets forth estimates of the proven oil and gas reserves (gross) of the Company as of December 31, 1998:

                                                                                                                      Oil Equivalent
                                                      Oil                           Gas                               --------------
                                       --------------------------------   -------------------------------              (millions of
                                             (millions of barrels)              (billion cubic feet)                      barrels)
           Field (1)                  Developed   Undeveloped    Total     Developed   Undeveloped   Total                Total
           -----                      ---------   -----------    -----     ---------   -----------   -----                -----
Nueces River Prospect, Texas.              -           -           -            -            -         -                    -
Rusk County Field, Texas.....              -           -           -            -            -         -                    -
Wichita County Field, Texas..              -           -           -            -            -         -                    -
Uintah & Ouray Reservation,
   Utah.......................             -           -           -            -            -         -                    -
Uinta Project, Utah..........              -           -           -            -            -         -                    -
                                         ----        -----       -----        ----         -----     ------               -----
                     Total.............    -           -           -            -            -         -                    -
                                        ======      ======       ======       =====        =====     ======               ======

- ----------
     (1) The Company is currently in the process of evaluating reserve reports on these properties, and therefore, internally verified estimates for the developed and undeveloped proven oil and gas reserves are not available at this time.

     Estimates of the Company's proved reserves have not been filed with, or included in reports to, any Federal authority or agency, other than the Securities and Exchange Commission.

     The Company's non-producing proved reserves are largely "behind-pipe" in fields which it operates. Undeveloped proved reserves are predominantly infill drilling locations and secondary recovery projects.

     The reserve data set forth in this Form 10-K represent only estimates. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates of different engineers often vary. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of such estimate. Accordingly, reserve estimates often differ from the quantities of oil and natural gas that are ultimately recovered. The meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they were based.

     For further information on the Company's oil and gas reserves and pricing, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     According to internal data, the Company has had an 80% success ratio in increasing the level of production from oil and natural gas wells that are suitable for secondary recovery. Given adequate oil prices, the Company believes that the BAPCO Tool serves as a competitive advantage for securing new workover projects from other oil and gas operators, for attracting joint venture partners in large workover contracts in the United States and internationally and for use on its own oil and gas properties in Texas and Utah. In the long run, the Company believes the BAPCO Tool will have greater applicability in the international market.

     The BAPCO Tool was acquired by the Company in connection with the stock acquisition of BAPCO in April 1997. The Company has constructed two BAPCO Tools to date. At such time as production wells become economically feasible, the Company plans to construct additional tools. The BAPCO Tool has been tested on multiple wells in a variety of formations during the past 3 years. The BAPCO Tool has been continuously updated and modified since the tool was first designed and developed by Sam L. Bass, Jr., the Company's Chairman of the Board and by Herman Schellstede, an engineering consultants..

Environmental Remediation Services

     The Company provides environmental remediation services to oil and gas operators. These services include environmental engineering, hazardous material (including naturally occurring radioactive material) remediation and disposal, and oil spill, soil decontamination and non-hazardous oilfield waste cleanup related to the production of oil and natural gas, all in accordance with strict federal, state and local environmental regulations. The Company also provides "plug and abandonment" services for wells from which the oil and natural gas have been depleted and further production has become uneconomical.

     The Company's soil decontamination systems are capable of handling a variety of different contamination problems utilizing standard Class 1-4 decontamination machines. The Class I machine is used to process soils contaminated with gasoline and diesel and which require little or no soil conditioning. The Class II machine offers increased temperatures to treat soil with contaminants up to No. 6 fuel oil, lubricating oils, heavy oil residuals and crude oils. The Class III machines are an upgrade to the Class II machines and accommodate slightly higher temperatures and add acid gas neutralization for handling chlorinated compounds.
The Class IV machines are hazardous waste incinerators.

     The Company anticipates that its staff will be certified in the use of many types of products used in tank and pit cleaning services and emergency response spill and clean-up. The Company uses a "sludge-buster" robotic water cannon to expedite the cleaning of tanks. The Company will use a closed loop system for pit cleaning. The closed loop system separates solids from liquids, chemically treats the liquids and solids in accordance with local environmental standards. Provided funds are available, of which there can be no assurance, the Company expects to deliver emergency crews trained in chemical and oil spill containment and clean-up throughout many parts of the world should such contracts become available.

     In April 1997, the Company entered into a master service agreement with Chevron to rework, in order to draw additional production from, approximately 400 depleting oil and gas wells and to remediate and "plug and abandon" these and other wells when depleted, in Chevron's oil fields in southern Louisiana along the Gulf of Mexico. The Chevron agreement provides for a three-year work schedule, commencing upon the completion of the Company's 140 foot "plug and abandonment" barge. This barge will be used to remediate offshore oil rigs and be capable of working in coastal waters as shallow as 19 inches. A substantial deposit was made by the Company to secure the barge. The Company believes the original barge supplier will not be able to deliver since the owner of the company died. The Company is attempting to recover the deposit and is seeking an alternate supplier. It is estimated that the Company's barge could be ready to operate 180 days following funding. To date, the Company has not determined the exact level of financing that will be necessary for this project, but expects $1.5 million is necessary to get the barge operational. The Chevron agreement was originally entered into by BAPCO and BEW in September 1996, prior to the acquisition of BAPCO by the Company in April 1997, and was assigned to the Company with Chevron's consent at the time of the acquisition. The Company issued 3,000,000 shares of Common Stock to BEW in connection with the assignment of this agreement. Due to the price structure of the oil and gas business at this time, the Companydoes not believe that it is in its best interest to construct this barge. However, a substantial increase in oil prices would cause the Company to reevaluate its decision regarding such construction.

     The Company's "plug and abandonment" services involve shutting down and discontinuing the use of old, unsafe or marginally-producing oil or natural gas wells, and restoring a site to its pre-drilling condition. There are many ecological ramifications if oil and gas wells are abandoned without following federal Environmental Protection Agency and state Department of Environmental Quality mandated guidelines. These ramifications are caused due to aging equipment and pipe sealings which can lead to "blow outs," spilling oil and gas into the surrounding waters and creating ground water contamination. If not "plugged," these problems can lead to major environmental problems and expensive pollution cleanup for the well owners or operators. "Plug and abandonment" also involves delivery of test results indicating that well closure has been completed in compliance with applicable regulations. This information is important to the customer because the operation is subject to future regulatory review and audits. In addition, the information may be required on a current basis if the operator is subject to a pending regulatory compliance order.

     The   Company's   environmental   remediation   customers   are  major  and
medium-sized independent oil and gas exploration and production companies. During the fiscal year ended September 30, 1997, approximately 60% of the Company's revenues were derived from three major oil companies, including Chevron. Given current market conditions and the nature of the services involved, management does not believe that the loss of any single customer would have a material adverse effect on the Company. Environmental remediation services are typically performed under short-term time and materials contracts, which are obtained by direct negotiation or bid.

     To assist in the Company's  penetration  of the  environmental  remediation services market in Louisiana, in February 1998, the Company executed an agreement to acquire a 70% equity interest in Virotek, a Louisiana corporation, from its only other shareholder, Recycling Remedies, Inc. Virotek owns and operates a NORM solid waste disposal site in Houma, Louisiana and holds permits from Louisiana environmental authorities to dispose of salt water brine and naturally occurring waste products. Under the Company's agreement to acquire its interest in Virotek, the Company paid an initial installment payment of $15,000 in cash and signed a promissory note in the amount of $300,000. The Company's payment of the promissory note is pending its receipt from the seller of audited financial statements for Virotek. The Company came to believe that such financial statements would not be provided and that this transaction was not likely to be completed. In August 1998, this acquisition was canceled because during the due diligence process the Company discovered (1) serious unresolved environmental issues, (2) greater refurbishment expenses than originally estimated and (3) larger liabilities than originally represented.

     In late September 1998, the Company commenced negotiations for a contract with PEMEX in Mexico to process 150,000 tons of oil contaminated drill bit cuttings. The process would involve moving a high temperature burner to a central site in southern Mexico near the Yucatan Peninsula and incinerating the oil contamination within the cuttings. The contract will require PEMEX to pay the Company a processing fee of between $160-$170 per ton. The cost to incinerate and process the cuttings is estimated to be approximately $103 per ton including the cost to incinerate and transport the cuttings, salaries and operating expenses and the 8% commission which the Company would be required to pay to the Mexican agent. The Company estimates that it would require $1.8 million to complete this project, for which the Company would require additional funding.

     In late November 1998, the Company commenced negotiations for a contract with a major international oil company in Venezuela to incinerate oil based drill cuttings from 6 wells to be drilled. This is in the preliminary stages and economic feasibility has not been determined.

     The Company is evaluating the financial merit of each of these projects and potential funding sources at this time.

Offshore Logistics Services

         Panama Refueling Concession

     In December 1996, the Company entered into a joint venture agreement with Centram Marine Services, S.A., which was amended in March 1997, pursuant to which the venture obtained rights to participate in a ten-year concession agreement with the Panama Canal Commission. The concession grants the joint venture the right to supply fuel and other petroleum supplies to tankers and other commercial vessels traversing the Panama Canal. Historically, approximately 45 such vessels traverse the Panama Canal daily. Pursuant to the terms of the joint venture agreement, the Company is entitled to receive 66-2/3% of all net profits of the venture, in exchange for the provision of a tug boat and a 30,000 barrel fuel barge. The joint venture is currently in negotiations to purchase a 1.5 million gallon fuel barge and an 85 foot flat deck tugboat. These operations are expected to commence as such time as adequate financing is secured, of which there can be no assurance. However, the Company believes that all initial funds available to it will be focused initially on its Sao Tome activities unless such funds are available solely for this project.

     In connection with entering into such agreement with the Panama Canal Commission, the venture received a commitment from Texaco Inc. to provide the venture with the necessary fuel to comply with the requirements of the concession. The Company anticipates that the venture would be able to provide a minimum of 500,000 gallons of fuel a day at the start of the program and increasing to one million gallons by the end of the first year of operation. Based on a markup of $0.04 per gallon, the Company anticipates gross sales on 500,000 gallons to be in the range of $250,000 per day resulting in a gross profit of $20,000 per day. There is no assurance that these anticipated profits will be attained.

Marketing

     During the fiscal year ended September 30, 1997, the Company did not have any sales of oil or gas. Commencing in October 1997, the Company recorded sales of crude oil from the Uinta properties and, in November 1997, recorded sales of "test" oil from the Wichita Falls field in north Texas. As of December 31, 1998, the Company continues to sell oil from both of these properties. All such sales were made on the spot market. In the future, the Company intends to continue to sell its crude oil and natural gas, and associated oil and gas products, on the spot market.

Raw Materials

     The Company believes that its source of supply for any materials or equipment used in its business are adequate for its needs and that it is not dependent upon any one supplier. No serious shortages or delays have been encountered in obtaining any raw materials.

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

Environmental Regulation and Claims

     The Company's workover and environmental remediation services routinely involve the handling of significant amounts of waste materials, some of which are classified as hazardous substances. The Company's operations and facilities are subject to numerous state and federal environmental laws, rules and regulations, including, without limitation, laws concerning the containment and disposal of hazardous materials, oilfield waste and other waste materials, the use of underground storage tanks and the use of underground injection wells. The Company contracts with third parties for monitoring environmental compliance and arranging for remedial actions that may be required from time to time and also uses outside experts to advise on and assist with the Company's environmental compliance efforts. Costs incurred by the Company to investigate and remediate contaminated sites are expensed unless the remediation extends the useful lives of the assets employed at the site. Remediation costs that extend the useful lives of the assets are capitalized and amortized over the remaining useful lives of such assets. Liabilities are recorded when the need for environmental assessments and/or remedial efforts becomes known or probable and the cost can be reasonably estimated.

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

     Under the Comprehensive Environmental Response, Compensation and Liability Act, also known as "Superfund," and related state laws and regulations, liability can be imposed without regard to fault or the legality of the original conduct on certain classes of persons that contributed to the release of a "hazardous substance" into the environment. Changes to federal and state environmental regulations may also negatively impact oil and natural gas exploration and production companies, which in turn could have a material adverse effect on the Company. For example, legislation has been proposed from time to time in Congress which would reclassify oil and natural gas production wastes as "hazardous wastes." Revision were made in July 1998. Suchlegislation could dramatically increase operating costs for domestic oil and natural gas companies and this could reduce the market for the Company's services by making many wells and/or oilfield uneconomical to operate. The Company is evaluating the impact, if any, of the revisions to its business activities.

Patents and Trademarks

     The Company owns or has exclusive rights to use several U.S. patents on designs for various types of oilfield equipment and on methods for conducting certain oilfield activities, including discrete parts of the BAPCO Tool. The Company uses some of these designs and methods to conduct its business. The patents expire at various times over the next 4 to 14 years. The Company also has several trademarks and service marks that it uses in various aspects of its business. While management believes the Company's patent and trademark rights are valuable, the expiration or loss thereof, other than parts of the BAPCO Tool, would not have a material adverse effect on the Company's financial condition or results of operations.

Competitive Conditions

     Although the number of available rigs has materially decreased over the past ten years, the workover and drilling industry remains very competitive. The number of rigs continues to exceed demand, resulting in severe price competition. Many of the total available contracts are currently awarded on a bid basis, which further increases competition based on price. In all of the Company's market areas, competitive factors also include the availability and condition of equipment to meet both special and general customer needs, the availability of trained personnel possessing the required specialized skills, the overall quality of service and safety record, and domestically, the ability to offer ancillary services such as "plug and abandonment" services. As an enhancement to its competitive position, the Company has been able to establish joint ventures in domestic and international markets.

     The environmental remediation market is extremely fragmented and composed of hundreds of small firms with one or only few regional offices.

     Currently, there are a great number of new and successful secondary recovery programs. Many of these methods are allowing for a much higher rate of recovery than shown by the Company. The technique that the Company has chosen to utilize, after consideration of other methods, by means of the BAPCO tool, is that of the lateral drilling system. This technique, which calls for drilling a 50' long, 2 inch diameter horizontal drain hole into the formation is ideally suited for both the Gunsite and Rusk County formations, as they are a "fractured" type horizon, and the oil is being drained from existing fractures in the formation. The drilling of horizontal drain holes is expected to encounter many new fracture systems within the formation, resulting in significant oil production increases from each well because it interconnects various fracture systems, thus enhancing the recovery potential. Based on data supplied by the Schellstede Company, initial production increases from 8 to 10 barrels per day are common in similar types of shallow wells laterally drilled using the lateral drilling system.
Employees

     As of September 30, 1998, the Company had 16 full-time employees, including three petroleum engineers and one geologist. None of its employees is represented by a collective bargaining unit. Management believes that the Company's relationship with its employees is excellent.

ITEM 2.           PROPERTIES

     The Company's principal executive offices are located in Oyster Bay, New York in approximately 1,100 square feet of leased office space. The Company currently pays $850 per month in rent under its lease, which extends through March 2000. The Company also leases approximately 7,000 square feet of its main operational facility in Lafayette, Louisiana and pays $4,000 per month under a lease extending through October 2002. The Company believes that additional office and operational space will be required to accommodate planned expansion.

ITEM 3.           LEGAL PROCEEDINGS

     Piedra Drilling Company, Inc. ("PDC") commenced an action against the Company in Denver, Colorado in July 1997. PDC brought this action to enforce a contract for the issuance of 450,000 shares of the Company's common stock in consideration for the sale by PDC to the Company of certain drilling equipment and designs. The Company did not issue the shares to PDC because the necessary equipment and designs were not delivered and/or validly assigned to the Company. PDC obtained a default judgment in the amount of approximately $1.2 million, which was vacated in November 1997. Colorado counsel for the Company filed an answer, counterclaims and discovery demands in November 1997. The Company believed it has a number of meritorious defenses and potential counterclaims and vigorously defended this action. This case went to trial in August 1998 in Denver and judgment was found in favor of the Company. The award is in excess of $17,000, however, there local counsel believes that such judgment may not be recoverable since PDC has few assets. The time for appeal has lapsed and the Company is considering whether to seek recovery on the judgment.

     Uinta Oil & Gas, Inc., ("Uinta") one of the three "joint" sellers under the agreement to acquire the Uinta leases and certain other assets took certain actions that were in contravention of the agreement when certain anticipated funding to the Company did not occur. The Company gave Uinta notice of its demand for arbitration under the agreement. Uinta commenced an action agains the Company, BAPCO, Sam L. Bass, Jr., Noreen Wilson, Jim Griffin, Robert E. McKnight and Robert Ballou (the Company's geologist) in Uintah County, Utah in April 1998. The complaint alleges fraud in the inducement, rescission of the agreement, breach of contract and securities fraud and requests punitive damages and appointment of a receiver. The Company then filed a formal demand for arbitration. Uinta filed a request for a receiver to be appointed. This motion was denied; however, the court held the issue of arbitration in abeyance pending an evidentiary hearing on the allegations of Uinta's allegations of fraud since Utah law contains an exception to mandatory arbitration when there are allegations of fraud. Prior to the hearing on receivership, the other two "joint" sellers, Coconino, S.M.A., Inc. and Pine Valley Exploration, Inc. filed their formal demand for arbitration. The Company believes that it has numerous meritorious defenses to this action. In the interim, the Company has made an offer to settle this matter. The Company believes that a settlement on all issues will be completed in January 1999. Under the terms of the executed settlement, for the 500,000 shares of restricted stock which were issued at a guarantee price of $2 per share, additional restricted shares will be issued which reflect the difference between $2 and the price on October 16, 1998 and December 30, 1998 and the 500,000 shares of restricted stock which were to be issued in early 1998 will be issued and treated as if issued at the time such deliverance was initially required. In addition, the parties will receive additional shares equal to the difference between the value on a date certain in January 1999 and $2 (the "Strike Price") for the second block of 500,000.

     The Company will reimburse certain filing fees, attorneys fees and will pay for certain office equipment. The Company will receive a quitclaim deed and assignments to perfect the Company's interest in the leases. In addition, (1) Uinta will be issued shares of the Company's Common Stock the amount of which shall be determined by dividing $250,000 by the Strike Price, half of which shares shall be included in this registration and half of which shall be restricted securities, (2) in exchange for assignment of a 4% overriding royalty interest, Uinta will receive restricted shares the amount of which shall be determined by dividing $677,000 by the Strike Price, (3) a deficiency value equal to $41,200 for the Utah office building will be liquidated by issuance of shares the amount of which shall be equal to $41,200 divided by the Strike Price, which shares shall be included in this registration statement, (4) Uinta will receive no more than $10,000 to cost its court costs and attorneys fees, and (5) payment of outstanding production service invoices to third parties totally $27,000 shall be paid in the form of shares included in this registration statement, which shares shall be equal to $27,000 divided by the Strike Price. See "Selling Shareholders".

     On August 11, 1998, the Company and Kingsbridge agreed to enter into an agreement to cancel the Kingsbridge Private Equity Line of Credit dated March 23, 1998. Pursuant to the terms of the proposed cancellation, the Company will pay a penalty in the amount of $100,000 and will issue warrants to purchase up to an additional 100,000 shares of the Company's Common Stock (the "Kingsbridge Warrants"). The Company has decided to cancel the Kingsbridge Private Equity Line of Credit because terms of certain of the third quarter 1998 fundings require the Company to cancel this agreement so as to limit the number of shares of the Company's Common Stock outstanding upon conversion of the Company's convertible notes in the future. However, as of December 31, 1998, the Company had not completed the terms of the anticipated cancellation, and therefore continues to be obligated to register the potential Kingsbridge shares issuable under the put option exercise notice and the Kingsbridge Warrant. Under the terms of the cancellation, the Company will be responsible for the registration of the additional warrants. On December 10, 1998, Kingsbridge made application to the American Arbitration Association for arbitration of outstanding issues between the parties, claiming beaches of contracts. The Company has filed an Answer in such proceedings. The Company believes it has just and meritorious defenses to the claims and intends to vigorously defend these claims.

     Other than the above legal proceeding, the Company is not a party to any other material pending or threatened legal proceeding.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY
                  HOLDERS.

         (A)      Market Information

     (1) Shares of the Company's Common Stock have been traded on the OTC Bulletin Board under the symbol "ERHC" since August 23, 1996. The following table sets forth the high and low sales prices of the Common Stock as quoted on the OTC Bulletin Board for the periods indicated. The high and low sales prices for the Common Stock below reflect inter-dealer prices, without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

                                                         High              Low
                                                        ----             ----
Fiscal Year 1996
4th Quarter (August 23 - September 30, 1996) ............. $5-3/4     $5-1/4


Fiscal Year 1997
1st  Quarter (October 1 - December 31, 1996)............... 5-1/2           1/4
2nd Quarter (January 1 - March 31, 1997)................... 2-1/2          5/16
3rd  Quarter (April 1 - June 30, 1997).....................   5/8          7/32
4th  Quarter (July 1 - September 30, 1997)................. 5-3/8          5/16

Fiscal Year 1998
1st  Quarter (October 1 - December 31, 1997)..............  3-3/8         1-3/8
2nd Quarter (January 1 - March 31, 1998) .................  2-3/16          7/8
3rd Quarter (April 1 - June 30, 1998) ....................  1-3/4          41/64
4th  Quarter (July 1 - September 30, 1998)................  1-1/8          11/16

Fiscal Year 1999
1st Quarter (October 1, - December 31, 1998).............  53/64             1/4

     (2) Holders. The number of record holders of the Company's Common Stock as of December 31, 1998 was 2075 based on the records of the transfer agent.

     (3) Dividends. Holders of the Company's Common Stock are entitled to such dividends as may be declared by the Board of Directors and paid out of funds legally available therefor. The Company has never paid any dividends on the Common Stock. The Company intends to retain earnings, if any, to finance the development and expansion of its business and does not anticipate paying cash dividends in the foreseeable future. Future determinations regarding the payment of dividends is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, capital requirements, financial condition and the existence or absence of any contractual limitations on the payment of dividends.


         (B)      Recent Sales of Unregistered Securities.

     (1) The Company made the following unregistered sales of its securities from October 1, 1997 through December 31, 1998:

DATE
OF         TITLE OF
SALE       SECURITIES         AMOUNT            CONSIDERATION              PURCHASER
-------  ------------------  --------------  ---------------------    --------------------------

10/97      Common Stock        830,273              $913,000          Purchasers in Rule 506
                                                      (1)             private placement (14
                                                                      purchasers)

10/97      Common Stock       1,000,000          Oil reserves         1. Uinta Oil & Gas, Inc.
                                 (2)             and equipment        2. Pine Valley Exploration,
                                              valued at $2,000,000                    Inc.
                                                                      3. Coconino, S.M.A., Inc.
                                                                      4. Joseph H. Lorenzo

10/97      Common Stock         112,099         $115,609.15           Purchasers in Rule 506
                                  (1)                                 private placement (6
                                                                        purchasers)

10/97      5.5% Convertible    $4,300,000       $4,300,000            Accredited institutional
           Senior               principal                             investors (10 institutions)
           Subordinated         amount;
           Notes              convertible into
                              up to 3,440,000
                              shares of Common
                                 Stock (1)

10/97    Warrants to         Exercisable into   No additional         Accredited institutional
         Purchase Common     283,800 shares     consideration         investors (11 institutions)
         Stock (1)            of Common Stock

10/97    Common Shares        100,000           Repayment of a        Kenneth M. Waters
                                                Loan to BAPCO
                                                In the amount of
                                                   $295,000

10/97    Common Shares         50,000           3/8 Undivided Interest  Hinge Line, Inc.
                                                Gas reserves and
                                                one natural gas well -
                                                Valued at $148,750

10/97    Common Shares         45,000           Consulting Services     Steve Boltax
                                                 Valued at $17,100

10/97    Common Shares         50,000           Consulting Services     MyTec & Associates
                                                rendered in connection
                                                with Wichita and Rusk
                                                Counties valued at
                                                     $148,500

10/97    Common Shares         50,000           Consulting Services      Sheila Williams Bass
                                                Valued at $144,000

10/97    Common Shares        100,000           Professional Services    Senator Vance Hartke
                                                Valued at $291,000

11/97    Common Shares        64,409              $67,750                Purchasers in Rule 506
                               (1)                                         private placement (8
                                                                              purchasers)

12/97    Common Shares        10,000            Consulting Services      C.D. Johnston, Jr.
                                                Valued at $26,400

2/98     Common Shares        24,000            Part of acquisition of     Craig Phillips
                                                Utah office building       Robert Ballou
                                                Valued at $70,000

2/98     Common Shares        282,000                $180,250            Purchasers in Rule 506
                                (1)                                        Private placement
                                                                            (2  purchasers)

2/98     Common Shares        84,664            For services valued at   Purchasers in Rule 506
                                                     $2,199,920             Private Placement
                                                                           (5 purchasers)

2/98     Common Shares        23,200             Consulting Services       Jerome Rappaport
                                                   Valued at $28,496         Andrew Racz

 3/98     Warrant to          Exercisable        In connection with       Kingsbridge Capital
          Purchase            into 100,000          entering into              Limited
          Common Stock        shares of          Investors Agreement
                              Common Stock
                                  (1)

3/98     Common Stock          300,000                $236,250            Purchasers in Rule 506
                                (1)                                         Private Placement
                                                                            (1 Purchaser)

 4/98   12.0% Convertible      $300,000;              $300,000             Accredited
           Notes              convertible into                            investors (9 institutions)
                               up to 200,000
                                shares of
                               Common Stock
                                    (1)

 4/98     Warrants to         Exercisable into      No additional          Accredited
           purchase           210,000 shares        consideration          investors (9 institutions)
          Common Stock            (1)

 6/98     Warrants to         Exercisable into        $200,000             Accredited
           purchase           1,050,000 shares                             investors (3 institutions)
          Common Stock             (1)

 6/98    12.0% Subordinated   $425,000;               $425,000             Accredited
           Convertible        convertible into                             investors (5 institutions)
            Notes              up to 425,000
                                 shares of
                                Common Stock
                                     (1)

 6/98    Warrants to          Exercisable into       No additional         Accredited
          purchase             531,250 shares        consideration         investors (5 institutions)
         Common Stock              (1)

 6/98       5.5%              $1,293,750              $1,250,000           Accredited
         Convertible          convertible into                             investor (1 institution)
           Notes               up to 1,798,124
                                 shares of
                                Common Stock
                                    (1)

 6/98    Warrants to          Exercisable            No additional         Accredited
          purchase            into 230,000           consideration         investor (1 institution)
         Common Stock          shares (1)

6/98     Common Shares          234,200                $135,600            Purchasers in Rule 506
                                  (1)                                        Private placement
                                                                              (15 purchasers)

6/98     Common Shares          62,420               For services          Jerome Rappaport
                                                     Valued at $31,884     Ilona Minovskiy
                                                                           Yvonne Montiel
                                                                           Assonta LoGiudice
                                                                           Maria Cardenas
                                                                           HWK Consultants, Inc.

7/98     8.0%                 $2,485,000                $2,485,000         Accredited
         Convertible          convertible into                             Investors (10 Institutions)
         Notes                up to 3,303,840
                                Shares of
                               Common Stock
                                   (1)(3)

7/98     Warrants             Exercisable               No additional      Accredited
         to purchase          into 223,650              consideration      Investors (10 Institutions)
         Common Stock          shares (1)

8/98     Common Stock           47,0000                    $23,500         Purchasers in Rule 506
                                  (1)                                       Private Placement
                                                                             (9 Purchasers)

8/98     Common Stock           50,000                  Consulting Services    Andrew Racz
                                                          Valued at $25,000

8/98     Common Stock            4,700                  Consulting Services    Jerome Rappaport
                                                          Valued at $2,350

8/98     Common Stock           50,000                  Penalty due on       Don Hillin
                                                        Payment made
                                                        By Hinge Line, Inc.
                                                        In April to continue
                                                         Option on 49,000
                                                         Acres, valued at
                                                          $47,656

8/98     Common Stock          525,000                  In connection with         1.   Robert McKnight -
                                                        Services on the Company's          425,000
                                                          Board of Directors       2.   Kenneth M. Waters-
                                                          Valued at $446,250               100,000
                                                                 (4)

9/98     Common Stock          249,536                  Payment on          Hinge Line Inc.
                                                        Nueces in lieu of
                                                        Balance due of
                                                           $171,556

9/98     Common Stock          491,646                  Payment on          Autry C. Stephens
                                                        Nueces in lieu of
                                                         Balance due of
                                                           $338,007

10/98    20.0%               $500,000                   $500,000           Accredited
         Convertible         convertible                                   Investor (1 Institution)
         Note                into up to 500,000
                             Shares of
                             Common Stock
                                 (1)

10/98    Warrants            Exercisable               No additional       Accredited
         to purchase         into 1,500,000            consideration       Investor (1 Institution)
         Common Stock         shares (1)

10/98    12.0%               $800,000                  $800,000            Accredited
         Convertible         convertible into                              Investors (4 Institutions)
         Notes               up to 640,000
                             Shares of
                             Common Stock
                                 (1)

10/98    Warrants            Exercisable               No additional       Accredited
         to purchase         into 2,400,000            consideration       Investors (4 Institutions)
         Common Stock         shares (1)

10/98    Common Stock          109,000                 Consulting Services   R&S Environmental Inc.
                                                        Valued at $45,984

10/98    Common Stock        8,000,000                 In consideration       1.  Sam Bass - 2,000,000
                                                       Of services to the     2.  Jim Callender - 2,000,000
                                                       Company relative       3.  Noreen Wilson -
                                                       To the finalization             2,000,000
                                                       Of contracts with      4.  Jim Griffin - 2,000,000
                                                       Sao Tome and Mobil
                                                        Not Valued (5)

11/98    Common Stock         100,000                  Consulting Services     Richard Magar
                                                         Valued at $71,000

11/98    Common Stock         2,000,000                Payment in Settlement   Procura
                                                        Of claims relative
                                                       To original Sao Tome
                                                        Agreement valued at
                                                          Not Valued (6)

     (1) The above transactions were private transactions not involving a public offering and were exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. The sale of securities was without the use of an underwriter, and the certificates evidencing the shares bear the restrictive legend permitting the transfer thereof only upon registration of the shares or an exemption under the Securities Act of 1933, as amended.

     (2) The Company was obligated to issue 1,000,000 of which 500,000 were issued and the balance will be issued pursuant to the Uinta Settlement.

     (3) A total of $412,350 of such convertible notes were converted in October 1998 and 1,210,686 shares issued on such conversions.

     (4) Mr. Waters has returned his 100,000 shares to the Company due to tax considerations, therefore no value has been attributed to such shares.

     (5) The Board of Directors rescinded the issuance of 8,000,000 shares on December 18, 1998, therefore no value has been attributed to such shares.

     (6) The parties had agreed to settle matters relative to the Sao Tome contract, and Procura is now disputing the settlement. The Company is holding the shares until resolution of this matter, therefore no value has been attributed to such shares. The Company has authorized an offer of a proposed settlement, which based upon discussions with the principals of Procura, the Company believes will be accepted.

ITEM 6.           SELECTED FINANCIAL DATA

     The selected financial data of the Company presented below as of September 30, 1998, have been derived from the Consolidated Financial Statements of the Company, which Consolidated Financial Statements have been audited by Durland & Company, CPAs, P.A., independent public accountants, and are included elsewhere in this Form 10-K. The data set forth below should be read in conjunction with the Company's Consolidated Financial Statements, related notes thereto and "Management's Discussion and Analysis of Plans of Operations."

                        Fiscal Years ended September 30,
Statement of
Operations Data        1996             1997           1998

Revenues:
Environmental
Remediation
services               $0               $108,944       $65,404

Crude Oil sales         0                0              147,782

Operating expenses      789,225          17,029,327     11,590,848

Income before
taxes and
extraordinary items     (728,748)       (16,913,052)   (11,343,788)

Provision (benefit)
for income taxes        0                 0              0

Net income(loss)        (728,748)        (16,913,052)   (11,343,788)

Net income (loss)
per share               (0.30)           (1.61)          (0.47)

Weighted average
common stock
outstanding             2,469,511        10,500,293     24,156,984

Balance Sheet Data (at end of period)

Property and
equipment               3,477,000        4,351,185      6,678,100

Total Assets            3,477,000        4,894,936      11,716,460

Total Liabilities       6,730            1,748,376      12,712,133

Stockholders equity     3,470,270        3,146,560      (995,673)

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements with respect to the Company's future financial performance. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from historical results or those currently anticipated.

Overview

     The Company is an independent oil and gas company engaged in the exploration, development, production and sale of crude oil and natural gas properties with current operations focused in Texas, Utah and Sao Tome in West Africa. The Company's goal is to maximize its value through profitable growth in its oil and gas reserves and production. The Company has taken steps to achieve this goal through its growth strategy of (i) managing the exploration, exploitation and development of non-producing properties in known oil-producing areas, such as the Gulf of Guinea in West Africa, with industry or government partners, (ii) at such times as pil prices are more favorable, continuing to pursue environmental remediation service contracts for oil and gas well rework and "plug and abandonment" services in the United States and internationally and
(iii) exploiting the BAPCO Tool.

     The Company has acquired all of its oil and gas properties since 1997. The Company's current development plans require substantial capital expenditures in connection with the exploration, development and exploitation of oil and natural gas properties. The Company has historically funded capital expenditures through a combination of equity contributions and short-term financing arrangements.

     The  following   discussion   should  be  read  in  conjunction   with  the
Consolidated Financial Statements and notes thereto appearing elsewhere in this Form 10-K.

Results of Operations

     Fiscal Year Ended September 30, 1998 compared to Fiscal year Ended September 30, 1997

     During fiscal 1998 the Company incurred a net loss of $11,343,788, compared to a net loss of $16,913,052 in fiscal 1997, reflecting the Company's increased level of business operations. In fiscal 1998 a total of $935,916 was accrued, but not paid in cash, as compensation to three officers of the Company. Depreciation and depletion equaled $504,314 in fiscal 1998 compared to $273,000 in fiscal 1997. Amortization of the beneficial conversion feature discount on convertible debt was $1,364,063 for the period ended September 30, 1998 compared to $0 for the period ended September 30, 1997. The net cash operating loss of the Company for fiscal 1998 was $4,840,143 compared to $1,283,879 for fiscal 1997.

     Officers' compensation, professional fees, travel, consultant fees and miscellaneous expenses for the period ended September 30, 1998 compared to the period ended September 30, 1997 increased significantly due to the Company's business operations continuing to increase. Professional fees in the period ended September 30, 1998 included legal, audit, petroleum engineering and other engineering costs.

     The Company had revenues of $247,060 in fiscal 1998 compared to $116,275 in fiscal 1997. Included in fiscal 1998 were preparatory expenses of approximately $200,000 related to the cost of bringing a delegation of government officials, including the Prime Minister of Sao Tome, to the United States for meetings with various committees of the United Nations and the United States government, determining the boundaries of the concession and facilitating the passage of a law in Sao Tome regarding the boundaries of the country.

Liquidity and Capital Resources

     Historically, the Company has financed its operations from the sale of its debt and equity securities (including the issuance of its securities in consideration for services and/or products) and bank and other debt. The Company expects to finance its operations and further development plans during fiscal 1999 in part through additional debt or equity capital and in part through cash flow from operations. A description of the Company's most recent financing activities is included herein under the heading "The Company."

     The Company presently intends to utilize any cash flow from operations as follows: (i) seismic studies and fees for the Sao Tome joint venture; (ii) production of wells in the Uintah Basin, (iii) production in the oil fields in Texas; and (vi) working capital and general corporate purposes.

Capital Expenditures and Business Plan

     In May 1997, the Company entered into an exclusive joint venture with the Democratic Republic of Sao Tome & Principe ("Sao Tome") to manage the exploration, exploitation and development of the potential oil and gas reserves onshore and offshore Sao Tome, either through the venture or in collaboration with major international oil exploration companies. At that time, the Company was required to pay a $5,000,000 concession fee to the Sao Tome government. In September 1997, the Company received a Memorandum of Understanding from the Sao Tome government which allows the Company to pay this concession fee within five days after Sao Tome files the relevant official maritime claims maps with the United Nations and the Gulf of Guinea Commission. In December 1997, the Company paid $2,000,000 of this concession fee to Sao Tome from the net proceeds of the 1997 Private Placement, in June 1998, paid $1,000,000 of this concession fee from the net proceeds of the Third June 1998 Private Placement, in August, paid $1,000,000 of this concession fee from the net proceeds of the July/August 1998 Financing. Subsequent to September 30, 1998, $250,000 was paid from the net proceeds of the September 1998 Financing and $500,000 was paid from the net proceeds of the October 1998 Financing to pay other expenses and obligations relative to Sao Tome which the Company believes will be credited to the concession fee.

     The Company is currently in the initial phase of project development and is conducting seismic surveys, processing existing seismic data and reviewing environmental and engineering feasibility studies. During fiscal 1997, the Company issued 1,000,000 shares of its common stock to acquire geologic data concerning Sao Tome. The Company anticipates spending approximately $2,200,000 over the next 12 months for additional studies necessary to determine the location and depth of the targeted oil deposits. The Company has spent to date $250,000 in preparatory expenses including determining the boundaries of the concession and facilitating the passage of a law in Sao Tome regarding the boundaries of the country. The costs of further development of this project cannot be determined until a more definite development plan is established. The costs depend on the Company's determination to either independently develop the concession, take on operational partners or lease a portion of the concession for third-party development.

     In April 1998, the Government of Sao Tome granted approval to the joint venture to proceed with the preparation and sale of leases of its oil concession rights, which sales were expected to occur in early 1999. In June 1998, the Company and Sao Tome signed a letter of intent to award a contract to Schlumberger to perform a marine seismic survey in anticipation of the license round to be held in Sao Tome, and to act as the technical advisor and coordinator of such license round. Schlumberger is a seismic data service company located in Great Britain. The exact number and size of the lease blocks to be offered have not yet been determined. The Company intends to run the survey and acquire the seismic data in late 1998 in order to proceed with the licensing round commencing in early 1999. In July 1998, the Company closed and formed the joint venture national oil company with the Government of Sao Tome. The oil company is called the STPETRO. STPETRO is owned 51% by the Government of Sao Tome and 49% by the Company. In addition, the Company was granted under the original agreement with the government, a long term management arrangement with STPETRO. In July 1998, the Ministry of Cabinets and the Prime Minister executed the STPETRO formation documents and they were promulgated into law by the President. In September 1998, the Government of Sao Tome and STPETRO entered into a Technical Assistance Agreement with Mobil. Under such agreement, Mobil will perform a technical evaluation and feasibility study of oil and gas exploration in certain designated acreage. The agreement is for an initial term of 18 months and superceded the need for lease sales in early 1999. Mobil retains a right of first refusal to acquire development rights to all or a portion of the acreage which it is evaluating. Mobil then executed an agreement with Schlumberger to perform the marine seismic survey as previously agreed under the letter of intent with the Company signed in June 1998. Under the Mobil/Schlumberger agreement, Schlumberger will perform seismic work on the option blocks designated in the TAA Agreement. Such work is to commence in January 1999. The Company continues to maintain a right to construct the Off-Shore Logistics Center and is seeking an appropriate joint venture partner for the project.

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

     In October 1997, the Company acquired a 37.5% interest in a 49,000 acre natural gas lease, known as the "Nueces River Prospect," in the Nueces River area of south Texas. The Company paid $200,000 and issued 50,000 shares of its common stock to acquire the lease. The Company has spent more than $200,000 reworking the first of two existing shut-in wells on the property. Due to mechanical failure downhole, this well has been shut in again. In 1998, the Company planned on spending $650,000 to $1,200,000 to make the wells operational, utilizing funds to be acquired under the Investment Agreement with Kingsbridge. See "The Company -- The Kingsbridge Equity Line of Credit Agreement." The Company is currently considering whether to conduct geophysics surveys to aid in the selection of future drilling locations. The Company believes that, assuming the entire lease is productive, there are about 75 locations to be drilled. In 1998, depending on the availability of funding, the Company expected to drill 15 to 20 new wells at this site, at a cost of approximately $650,000 to $1,200,000 per well. The Company is responsible for only half of the drilling cost of each well, as it shares this cost with its operational co-venturer, Autry Stephens & Co. The operational dates, as well as the daily production rates, of the second well cannot be determined until the completion of the reentry. The Company is currently meeting with two potential farm-out partners to work the project and believes it will negotiate arrangements to drill additional wells on the northern and southern portions of the leasehold.

     In February and March 1997, the Company acquired leases in oil fields, which together comprise approximately 1,200 acres and 200 wells, located in Rusk County and Wichita County, Texas. The Company issued 500,000 shares of its common stock to acquire the leases. Through December 1997, the Company had recompleted 18 wells, all of which were operational as of March 20, 1998. Of these wells, 13 had mechanical failures. The Company has located its BAPCO Tool on site. The Company anticipates spending $1,200,000 in order to bring production on the fields up to a commercial level. At the current time, the Company is evaluating feasible economic options including the potential sale of the Rusk County and Wichita County properties.

     In July 1997, the Company entered into a joint venture with MIII Corporation, a Native American oil and gas company, to workover, recomplete and operate 335 existing oil and gas wells on the Uintah and Ouray Reservation in northeastern Utah. At this time, none of the wells are operational. The Company had designed a development program, under which it planned to recomplete and restimulate 36 wells and to drill five to seven development and extension wells at this site. This plan would require spending a minimum of $1,000,000 to $1,500,000 in order to make the project operational. Subject to the availability of such funds, the Company anticipated that the first wells would be on line by fall 1998. The leases on the MIII project were never transferred to the Company and it is currently evaluating its options with regard to this project.

     In September 1997, the Company acquired net revenue interests ranging from 76% to 84% (and 100% working interest in all but 2 of the wells) in oil and gas properties totaling 13,680 acres, located near the MIII fields in the Uinta Basin with 22 oil and natural gas wells. These wells are currently producing approximately 70 barrels of oil per day from six producing wells which began realizing revenues for the Company in November 1997. The Company planned on spending approximately $1,000,000 on additional equipment and up to $80,000 per well on well stimulation in order to bring 12 more wells on line in 1999. The Company plans to plug and abandon 2 more wells and to perform further study on the other 2 wells. The Company planned on funding this plan through the use of funds acquired under the Kingsbridge Investment Agreement. See "The Company - The Kingsbridge Equity Line of Credit Agreement." To date, the Company has received no funds under the Kingsbridge Investment Agreement, no longer intends to take down any funds under this agreement, has negotiated terms to cancel this agreement and Kingsbridge is seeking arbitration of the agreement and its cancellation. Provided additional financing of $5,000,000 to $10,000,000 is secured from another source, the Company would schedule to implement a recompilation and drilling program on this project. The Company is currently evaluating the existing reserve reports, the underlying data on these leases and the economic feasibility of increasing production in light of the current oil prices or of the sale or other disposition of these properties. The Company is engaged in arbitration regarding this project and believes that a settlement on all issues will be completed in January 1999.

     In April 1997, the Company entered into a master service agreement with Chevron to rework, in order to draw additional production from, approximately 400 depleting oil and gas wells and to remediate and "plug and abandon" these and other wells when depleted, in Chevron's oil fields in southern Louisiana along the Gulf of Mexico. The Chevron agreement provides for a three-year work schedule, commencing upon the completion of the Company's 140 foot "plug and abandonment" barge. This barge will be used to remediate offshore oil rigs and be capable of working in coastal waters as shallow as 19 inches. A substantial deposit was made by the Company to secure the barge. The Company believes the original barge supplier will not be able to deliver since the owner of the company died. The Company is attempting to recover the deposit and is seeking an alternate supplier. Additional funding is being sought to purchase and equip the barge. It is estimated that the Company's barge could be ready to operate 180 days following funding. Due to the price structure of the oil and gas business at this time, the Company does not believe that it is in its best interest to construct this barge. However, a substantial increase in oil prices would cause the Company to reevaluate its decision regarding such construction. To date, the Company has not yet determined the extent of financing that will be necessary for this project. The Chevron agreement was originally entered into by BAPCO and BEW in September 1996, prior to the acquisition of BAPCO by the Company in April 1997, and was assigned to the Company with Chevron's consent at the time of the acquisition. The Company issued 3,000,000 shares of Common Stock to BEW in connection with the assignment of this agreement.

     During fiscal 1997, the Company issued 4,000,000 shares of its common stock to acquire BAPCO, a non-operating oil production company with significant well rework equipment assets.

     The Company's current development plans require substantial capital expenditures in connection with the exploration, development and exploitation of its oil and natural gas properties. Historically, the Company has funded capital expenditures through a combination of equity contributions and short-term financing arrangements. The Company believes that it will require a combination of additional financing and cash flow from operations to implement future development plans. Although Company management is exploring the private and/or public equity markets as potential capital sources in connection with its development plans, the Company currently does not have any binding arrangements with respect to, or sources of, additional financing, and there can be no assurance that any additional financing will be available to it on reasonable terms or at all. Future cash flows and the availability of financing will be subject to a number of variables, such as the level of production from existing wells, prices of oil and natural gas and success in locating and producing new reserves. To the extent that future financing requirements are satisfied through the issuance of equity securities, shareholders of the Company may experience dilution that could be substantial. The incurrence of debt financing could result in a substantial portion of operating cash flow being dedicated to the payment of principal and interest on such indebtedness, could render the Company more vulnerable to competitive pressures and economic downturns and could impose restrictions on operations. If revenue were to decrease as a result of lower oil and natural gas prices, decreased production or otherwise, and the Company had no availability under a bank arrangement or other credit facility, the Company could have a reduced ability to execute current development plans, replace reserves or to maintain production levels, any of which could result in decreased production and revenue over time.

Reserves and Pricing

     Oil and natural gas prices fluctuate throughout the year. Generally, higher natural gas prices prevail during the winter months of September through February. A significant decline in prices would have a material effect on the measure of future net cash flows which, in turn, could impact the value of the Company's oil and gas properties Such decline occurred in fiscal 1998. This was primarily due to excess oil supplies worldwide.

     The Company's drilling and acquisition activities have increased its reserve base and its productive capacity, and therefore, its potential cash flow. Lower gas prices may adversely affect cash flow. The Company intends to continue to acquire and develop oil and natural gas properties in its areas of activity as dictated by market conditions and financial ability. The Company retains flexibility to participate in oil and gas activities at a level that is supported by its cash flow and financial ability. The Company intends to continue to use financial leverage to fund its operations as investment opportunities become available on terms that management believes warrant investment of the Company's capital resources.

     The Company expects to utilize the "successful efforts" method of accounting for its oil and gas producing activities once it has reached the producing stage. The Company expects to regularly assess proved oil and gas reserves for possible impairment on an aggregate basis in accordance with SFAS No. 121.

Net Operating Losses

     The Company has net operating loss carryforwards of $28,988,992 which expire in the years 2010 through 2013. The Company has a $11,595,000 deferred tax asset resulting from the loss carryforwards, for which it has established a 100% valuation allowance. Until the Company's current operations begin to produce earnings, it is unclear as to the ability of the Company to utilize such carryforwards.

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

Forward-Looking Statements

     This Form 10-K includes "forward-looking statements" withing the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-K which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), wells to be drilled or reworked, oil and gas prices and demand, exploitation and exploration prospects, development and infill potential, drilling prospects, expansion and other development trends of the oil and gas industry, business strategy, production of oil and gas reserves, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-K are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         None

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          INDEX TO FINANCIAL STATEMENTS


                                                                            Page


Independent Auditors' Report   ..............................................F-2

Consolidated Balance Sheets   ...............................................F-3

Consolidated Statements of Operations  ......................................F-4

Consolidated Statements of Stockholders' Equity  ............................F-5

Consolidated Statements of Cash Flows   .....................................F-6

Notes to Consolidated Financial Statements  .................................F-7

                         REPORT OF INDEPENDENT AUDITORS



TO:  The Board of Directors and Stockholders
         Environmental Remediation Holding Corporation



We have audited the accompanying consolidated balance sheets of Environmental Remediation Holding Corporation and subsidiary, (the "Company") as of September 30, 1997 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Environmental Remediation Holding Corporation and subsidiary as of September 30, 1997 and 1998 and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial  statements,  the  Company  has  experienced  operating  losses  since inception. The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                /s/Durland & Company, CPAs, P.A.
                                                   Durland & Company, CPAs, P.A.

Palm Beach, Florida
December 18, 1998

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                           Consolidated Balance Sheets

                                                                                           September 30,
                                                                             ------------------------------------------
                                                                                   1997                     1998
                                                                             -----------------       ------------------
                                ASSETS
CURRENT ASSETS
  Cash                                                                      $          327,743       $           16,359
  Restricted cash                                                                            0                   18,826
  Accounts receivable                                                                        0                  193,736
  Prepaid expenses and other current assets                                            215,708                  247,863
                                                                             -----------------       ------------------
    Total current assets                                                               543,451                  476,784
                                                                             -----------------       ------------------
PROPERTY AND EQUIPMENT
   Oil and gas properties  (Successful efforts method)                                 515,625                1,240,175
   Equipment                                                                         4,220,000                6,463,239
   Deposit on purchase of equipment                                                    136,560                        0
                                                                             -----------------       ------------------
     Total property and equipment before depreciation                                4,872,185                7,703,414
   Less: accumulated depreciation and depletion                                      (521,000)              (1,025,314)
                                                                             -----------------       ------------------
      Net  property and equipment                                                    4,351,185                6,678,100
                                                                             -----------------       ------------------
OTHER ASSETS
   Master service agreement                                                                300                      300
   Investment in STPetro, S.A.                                                               0                   49,000
   Due from STPetro, S.A.                                                                    0                  482,276
   DRSTP concession fee                                                                      0                4,000,000
   Deferred offering cost                                                                    0                   30,000
                                                                             -----------------       ------------------
    Total other assets                                                                     300                4,561,576
                                                                             -----------------       ------------------
Total Assets                                                                $        4,894,936       $       11,716,460
                                                                             =================       ==================
            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
   Stockholder loans payable                                                $          465,094       $          748,571
   Note payable - bank                                                                 175,000                        0
   Current portion of long-term debt                                                         0                  307,775
   Accounts payable and accrued liabilities :
       Accounts payable                                                                111,054                1,228,541
       Accrued officer salaries                                                        960,000                1,729,816
       Accrued interest                                                                 37,228                1,110,638
                                                                             -----------------       ------------------
    Total current liabilities                                                        1,748,376                5,125,341
                                                                             -----------------       ------------------
LONG TERM LIABILITIES
   Long term bank loans                                                                      0                   43,614
   Convertible debt, net                                                                     0                7,543,178
                                                                             -----------------       ------------------
    Total long term liabilities                                                              0                7,586,792
                                                                             -----------------       ------------------
Total Liabilities                                                                    1,748,376               12,712,133
                                                                             -----------------       ------------------
Common stock issued under a repurchase agreement; issued and
outstanding  1,000,000 and 750,000 shares                                            2,000,000                1,500,000
                                                                             -----------------       ------------------
STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $0.0001  par value; authorized 10,000,000 shares ;
   none issued and outstanding                                                               0                        0
  Common stock, $0.0001 par value; authorized 950,000,000 shares ;
   issued and outstanding  21,989,526 and 25,999,900                                     2,199                    2,600
  Additional paid-in capital in excess of par                                       19,952,865               25,020,717
  Additional paid-in capital - warrants                                                      0                  207,502
  Deficit                                                                         (17,645,204)             (28,988,992)
  Stock subscriptions receivable                                                     (913,300)                        0
  Beneficial conversion feature                                                              0                1,387,500
  Deferred compensation, net                                                         (250,000)                (125,000)
                                                                             -----------------       ------------------
Total Stockholders' Equity (Deficit)                                                 1,146,560              (2,495,673)
                                                                             -----------------       ------------------
Total Liabilities and Stockholders' Equity (Deficit)                        $        4,894,936       $       11,716,460
                                                                             =================       ==================

     The accompanying notes are an integral part of the financial statements

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                      Consolidated Statements of Operations

                                                                            Year ended September 30,
                                                           -----------------------------------------------------------
                                                                1996                 1997                  1998
                                                           ---------------       -------------       -----------------
REVENUE
Environmental remediation services                      $                0      $      108,944     $            65,404
Crude oil                                                                0                   0                 147,782
Other income                                                        60,477               7,331                  33,874
                                                           ---------------       -------------       -----------------
  Total revenue                                                     60,477             116,275                 247,060
                                                           ---------------       -------------       -----------------
COSTS AND EXPENSES
Compensation :
     Officers                                                      147,326           1,185,000               1,793,000
     Directors                                                           0           3,492,981                 446,250
Consulting fees                                                    337,956           8,883,356                 920,723
Geological data and reports                                              0           2,008,848                   8,000
General and administrative expense                                  55,943           1,145,355               5,443,928
Depreciation and depletion                                         248,000             273,000                 504,314
Interest expense                                                         0              40,787               2,474,633
                                                           ---------------       -------------       -----------------
  Total costs and expenses                                         789,225          17,029,327              11,590,848
                                                           ---------------       -------------       -----------------

Net loss                                                $        (728,748)      $ (16,913,052)     $      (11,343,788)
                                                           ===============       =============       =================

Weighted average number of shares outstanding                    2,469,511          10,500,293              24,156,984
                                                           ===============       =============       =================

Basic net loss per share, basic                         $          (0.30)       $       (1.61)     $            (0.47)
                                                           ===============       =============       =================

























     The accompanying notes are an integral part of the financial statements

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
       Consolidated Statement of Changes in Stockholders' Equity (Deficit)
                  Years ended September 30, 1996, 1997 and 1998

                                 Common Stock                             Beneficial
                                                                  APIC       Conv.     Stk Subs    Defr'd     Accum.     TTL S/H Eq.
                                                      APIC      Warrants    Feature   Receivable   Comp.     Deficit      (Deficit)
                            -------------------- ------------ ---------- ----------- ----------- -------- ------------ -------------
                            Number
                            of Shares    Amount
                            ------------ ------- ------------ ---------- ----------- ----------- -------- ------------ -------------
BALANCE, September 30, 1995    1,639,450 $   164      499,924          0           0           0 (500,000)     (3,404)       (3,316)

Common stock issued for :
10/01 - equipment                744,000      74    3,719,926          0           0           0        0            0     3,720,000
10/10 - cash                      20,000       2       49,998          0           0           0        0            0        50,000
08/09 - cash                      20,500       2       42,890          0           0           0        0            0        42,892
08/19 - reverse merger           356,317      36    (243,366)          0           0           0        0            0     (243,330)
08/19 - S-8 services              73,277       7       73,270          0           0           0        0            0        73,277
08/30 & 09/15 - cash and svcs    385,830      39      486,956          0           0           0        0            0       486,995
09/30 - deferred comp. amort.          -       0            0          0           0           0   72,500            0        72,500
  Net loss                             -       0            0          0           0           0        0    (728,748)     (728,748)
                            ------------ ------- ------------ ---------- ----------- ----------- -------- ------------ -------------
BALANCE, September 30, 1996    3,239,374     324    4,629,598          0           0           0 (427,500)   (732,152)     3,470,270

Common stock issued for :
02/10 - S-8 services           1,600,000     160    1,099,840          0           0           0        0            0     1,100,000
03/97 - oil wells/leases         500,000      50      515,575          0           0           0        0            0       515,625
03/13 - S-8 services             300,000      30      374,970          0           0           0        0            0       375,000
04/05 - Chevron contract       3,000,000     300            0          0           0           0        0            0           300
04/05 - services               1,342,981     134    1,342,847          0           0           0        0            0     1,342,981
04/05 - contributed to corp    (100,000)    (10)     (99,990)          0           0           0        0            0     (100,000)
04/09 - BAPCO acquisition      4,000,000     400      499,600          0           0           0        0            0       500,000
05/14 - S-8 services           1,500,000     150      562,350          0           0           0        0            0       562,500
06/19 - services                 150,000      15       28,110          0           0           0        0            0        28,125
07/08 - cash                     800,000      80      399,920          0           0           0        0            0       400,000
07/25 - S-8 services           2,335,000     233    6,464,798          0           0           0        0            0     6,465,031
07/30 - services               1,500,000     150    2,249,850          0           0           0        0            0     2,250,000
07/97 and 08/97 - cash           221,000      23      294,977          0           0           0        0            0       295,000
09/04 - services                 400,000      40      307,960          0           0           0        0            0       308,000
09/97 - cash stk subs rec'v    1,201,171     120    1,282,460          0           0   (913,300)        0            0       369,280
09/30 - deferred comp. amort.          -       0            0          0           0           0  177,500            0       177,500
  Net loss                             -       0            0          0           0           0        0 (16,913,052)  (16,913,052)
                            ------------ ------- ------------ ---------- ----------- ----------- -------- ------------ -------------
BALANCE, September 30, 1997   21,989,526   2,199   19,952,865          0           0   (913,300) (250,000)(17,645,204)     1,146,560

Common stock issued for :
10/97 - stock subs rec'd               -       0            0          0           0     913,300        0            0       913,300
10/97 - Uinta acquisition      1,000,000     100    1,999,900          0           0           0        0            0     2,000,000
10/97 - Nueces acquisition        50,000       5      148,745          0           0           0        0            0       148,750
1st quarter - services           355,000      36      921,964          0           0           0        0            0       922,000
1st quarter  - cash              177,008      18      167,676          0           0           0        0            0       167,694
11/97 - bene conv feat create          -       0            0          0   1,075,000           0        0            0     1,075,000
01/98 - building equity           24,000       2       69,998          0           0           0        0            0        70,000
2nd quarter - services            23,200       2       28,494          0           0           0        0            0        28,496
2nd quarter - cash               666,664      67      438,432          0           0           0        0            0       438,499
3rd quarter  - services          162,420      16      102,868          0           0           0        0            0       102,884
06/98 - bene conv feat create          -       0            0          0     312,500           0        0            0       312,500
3rd quarter - cash               234,200      23      135,577    200,000           0           0        0            0       135,600
4th quarter - services           479,700      48      473,552          0           0           0        0            0       473,600
4th quarter - cash                47,000       5       23,495      7,502           0           0        0            0        23,500
09/98 - Accounts payable         491,646      49      337,958          0           0           0        0            0       338,007
09/98 - option fee and penalty   299,536      30      219,193          0           0           0        0            0       219,223
09/30 - deferred comp. amort           -       0            0          0           0           0  125,000            0       125,000
    Net loss                           -       0            0          0           0           0        0 (11,343,788)  (11,343,788)
                            ------------ ------- ------------ ---------- ----------- ----------- -------- ------------ -------------
BALANCE September 30, 1998    25,999,900 $ 2,600   25,020,717    207,502   1,387,500           0 (125,000)(28,988,992)   (2,495,673)
                            ============ ======= ============ ========== =========== =========== ======== ============ =============

Common stock issued under a repurchase agreement:
BALANCE, September 30, 1996            0 $     0            0          0           0           0        0            0             0
7/97 - DRSTP info              1,000,000     100    1,999,900          0           0           0        0            0     2,000,000
                            ------------ ------- ------------ ---------- ----------- ----------- -------- ------------ -------------
BALANCE, September 30, 1997    1,000,000     100    1,999,900          0           0           0        0            0     2,000,000

12/97 - cash repurchase        (250,000)       0    (500,000)          0           0           0        0            0     (500,000)
                            ------------ ------- ------------ ---------- ----------- ----------- -------- ------------ -------------
BALANCE, September 30, 1998      750,000 $   100    1,499,900          0           0           0        0            0     1,500,000
                            ============ ======= ============ ========== =========== =========== ======== ============ =============

     The accompanying notes are an integral part of the financial statements

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                      Consolidated Statements of Cash Flows

                                                                                            Years ended September 30,
                                                                             -------------------------------------------------------
                                                                                   1996               1997                1998
                                                                             ----------------   -----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                   $        (728,748)  $     (16,913,052)  $    (11,343,788)
Adjustments to reconcile net loss to net cash used for operating activities:

    Amortization of deferred compensation                                              72,500             177,500            125,000
    Amortization of beneficial conversion feature                                           0                   0          1,364,063
    Stock issued for services rendered                                                385,000          12,292,829          1,526,980
    Stock issued for DRSTP geological data                                                  0           2,000,000                  0
    Depreciation and depletion                                                        248,000             273,000            504,314
    Other                                                                            (60,477)             (6,730)           (22,987)
Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                                               0                   0           (57,176)
   (Increase) decrease in prepaid expenses and other current assets                         0           (215,708)           (32,155)
   Increase (decrease) in accrued interest expense and penalties                            0              37,228          1,043,467
   Increase (decrease) in accounts payable                                                  0             111,054          1,116,223
   Increase (decrease) in accrued salaries                                                  0             960,000            935,916
                                                                             ----------------   -----------------   ----------------
Net cash provided by (used by) operating activities                                  (83,725)         (1,283,879)        (4,840,143)
                                                                             ----------------   -----------------   ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
DRSTP concession fee payment                                                                0                   0        (4,000,000)
Investment in STPetro, S.A.                                                                 0                   0           (49,000)
Acquisition of property and equipment                                                 (5,000)           (131,560)          (371,535)
                                                                             ----------------   -----------------   ----------------
Net cash provided by (used by) investing activities                                   (5,000)           (131,560)        (4,420,535)
                                                                             ----------------   -----------------   ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock sold for cash                                                             81,995           1,102,988            765,293
Proceeds of bank borrowing                                                                  0             175,000                  0
Net proceeds from sale of convertible debt                                                  0                   0          7,763,687
Proceeds from loans payable to  stockholders                                           22,730             760,481            868,230
Payments on stockholder loans payable                                                (16,000)           (295,287)          (429,090)
                                                                             ----------------   -----------------   ----------------
Net cash provided by (used by) financing activities                                    88,725           1,743,182          8,968,120
                                                                             ----------------   -----------------   ----------------

Net increase (decrease) in cash                                                             0             327,743          (292,558)

CASH, beginning of period                                                                   0                   0            327,743
                                                                             ----------------   -----------------   ----------------
CASH, end of period                                                        $                0  $          327,743  $          35,185
                                                                             ================   =================   ================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest                                     $                0  $            3,559  $          37,160
                                                                             ================   =================   ================
Non cash financing and investing activities:
   Stock issued to acquire :
      Option fee and penalty settlement                                    $                0  $                0  $         219,223
                                                                             ================   =================   ================
      Accounts payable settlement                                          $                0  $                0  $         338,007
                                                                             ================   =================   ================
      Equity in building                                                   $                0  $                0  $          70,000
                                                                             ================   =================   ================
      Environmental remediation equipment                                  $        3,720,000  $                0  $               0
                                                                             ================   =================   ================
      BAPCO equipment                                                      $                0  $          500,000  $               0
                                                                             ================   =================   ================
      Oil and gas properties and equipment                                 $                0  $          515,625  $       2,148,750
                                                                             ================   =================   ================
      Master service agreement                                             $                0  $              300  $               0
                                                                             ================   =================   ================
  Convertible debt and warrants issued for services                        $                0  $                0  $          51,252
                                                                             ================   =================   ================
   Mortgage payable assumed                                                $                0  $                0  $          28,782
                                                                             ================   =================   ================

     The accompanying notes are an integral part of the financial statements

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                   Notes to Consolidated Financial Statements
                        September 30, 1995, 1996 and 1997

(1) Summary of Significant Accounting Policies
    The Company.
Environmental Remediation Holding  Corporation,  (ERHC), was incorporated on May
     12, 1986 in Colorado as Valley View Ventures, Inc., (VVV). Its name was changed to Regional Air Group Corporation, (RAGC), on September 20, 1988, and then to Environmental Remediation Holding Corporation on August 29, 1996. VVV was created in 1986 as a blind pool to seek a merger opportunity with a viable operating company. In 1988 the company acquired, via a reverse merger, Mid- Continent Airlines which was a regional "feeder" airline operating as Braniff Express. On September 28, 1989, Braniff Airlines filed Chapter 11 Bankruptcy. This event proved to be catastrophic to the then operating business of the Company. RAGC liquidated its assets and liabilities shortly thereafter and remained dormant until its reverse merger with Environmental Remediation Funding Corporation on August 19, 1996.

   Nature of operations.
ERHC operates in the environmental remediation industry and the oil and natural gas production industry from its corporate headquarters in Oyster Bay, New York, and its operating offices in Lafayette, Louisiana.

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

    Net loss per share
Net loss per common share - basic is computed by dividing the net loss by the number of shares of common stock outstanding during the period. Net loss per share - diluted is not presented because the inclusion of common share equivalents would be anti-dilutive.

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

On April 9, 1997, the Company acquired 100% of the issued and outstanding common stock of Bass American Petroleum Company, (BAPCO), which was accounted for as a purchase. BAPCO had been an inactive company for several years previously, however BAPCO owned a variety of oil well production enhancing equipment, which is proprietary to, but

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                   Notes to Consolidated Financial Statements

(2) Significant Acquisitions (Continued) not patented by BAPCO. The transaction was in essence an asset acquisition. At the time of the acquisition BAPCO was 100% owned by the Chairman, President and CEO of ERHC. The Company has begun using BAPCO as the operator of the various oil and natural gas leases it has acquired.

(3) Basis of Presentation
The Company's current liabilities exceed its current assets by $4,476,000. The Company has incurred net losses of $11,300,000 and $16,900,000 in 1998 and 1997. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. The Company is in ongoing negotiations to raise general operating funds and funds for specific projects. However, there is no assurance that such financing will be obtained. The Company is in preliminary discussions with several parties regarding the potential sale of some to all of its US based crude oil production fields.

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

In the BAPCO acquisition the Company acquired ownership of all rights to BAPCO's proprietary oil well drilling system, "the BAPCO Tool" as well as other oil and natural gas well reworking equipment. The control of this proprietary tool has enhanced the Company's position to the extent that it would not have been able to enter into the contract to control the Utah oil fields and the reworking of the Indonesian oil fields. The control of this tool also enabled the acquisition of the 200 Texas oil wells to be economically feasible to a greater extent. The Company received two completed "BAPCO" tools which were ready to be placed in service in this transaction. The Company valued the equipment received at historical cost amounting to $250,000 each for the two tools, totalling $500,000. BAPCO was controlled by the CEO of ERHC at the time of the BAPCO acquisition, therefore the Company believes historical cost is the appropriate basis for valuing the transaction. The Company is depreciating this tool and technology over ten years. Depreciation expense for the years ended
     September  30,  1996,  1997 and 1998 was  $248,000,  $273,000  and $499,960
     respectively.

(5) Crude oil reserves
At September 30, 1996, the Company had no oil and gas reserves. In March 1997, the Company acquired an undivided 7/8 net revenue with a 100% working interest in a 100 well lease located in the Gunsite Sand Lease in Ector, Texas, in exchange for 300,000 shares of the Company's common stock. The Company valued this transaction at the closing price of stock given up, $1.03125, or a total of $309,375. The Company received an independent evaluation of this field which reflected reserves. In March 1997, the Company acquired an undivided 7/8 interest in a 100 well lease located in the Woodbine Sand Lease Block in Henderson County, Texas, in exchange for 200,000 shares of the Company's common stock. The Company valued this transaction at the closing price of the stock given up, $1.03125, or a total of $206,250. The Company received an independent evaluation of this field which reflected reserves.

Both acquisitions also included all existing equipment on site. The Company has not recorded the fair market value of the equipment in place, as all of such equipment has minimal scrap value, which is the only valuation method available due to the non-operational status of the wells at acquisition. The Company spent approximately $460,000 for the year ended September 30, 1998 on well equipment repairs and well rework, all on the Gunsite lease. The Company expects to capitalize and depreciate repairs which are believed to extend the useful life of such existing equipment beyond one year, as well as the cost of replacement equipment.

On September 29, 1997, the Company entered into an agreement to acquire 22 wells on 7 oil, gas and mineral leases located in Uintah and Duchesne Counties, Utah, from three joint owners. The purchase agreement was closed on October 8, 1997, at which time the Company received the lease assignment. The terms of the acquisition are for the Company to pay $250,000 in cash, issued 250,000 shares of the Company's common stock at each of the following four dates : closing, December 30, 1997, March 30, 1998 and June 30, 1998. The Company also was required to guarantee that the bid price on the date the rule 144 restrictions lapse will be no less than $2.00 per share or the Company is required to either issue additional shares or pay the difference in cash, at the Company's option. The Company also granted the sellers a 4% gross production receipts royalty to a maximum of $677,000. The Company is currently evaluating the existing reserve reports

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                   Notes to Consolidated Financial Statements

(5) Crude oil reserves (continued) for its use. The total valuation of this transaction is $2,250,000 and is applied as $375,800 of oil and gas reserves and $1,874,200 of equipment.

In October 1997, the Company entered into an agreement to acquire a 3/8 undivided interest in a natural gas well that had been plugged and abandoned approximately 10 years ago. This agreement requires the Company to pay the seller $200,000 and 50,000 shares of the Company's common stock, as well as to pay the Company's proportionate share of the costs to reenter this well. The Company is also required to carry the seller's 1/8 proportionate share of the reentry costs, estimated between $250,000 and $500,000, until the well is producing. The seller also owns an undivided 50% interest in the oil and gas lease on the 49,019 acres of land contiguous to the initial well. The agreement allows the Company to acquire a 3/8 undivided interest in this lease by paying to the seller approximately $343,000 each April for 4 years. The Company received the initial lease assignment on December 1, 1997. The Company is currently evaluating the existing reserve reports and underlying data of these leases as well as has contracted another independent appraiser to complete new reserve reports for its use.

       Oil production
During the year ended September 30, 1998, the Company  completed repairs on well equipment on 20 wells on the Gunsite Sand Lease. Two of these are employed as water injection wells. 13 have had further mechanical failures. The remaining 5 are producing approximately 6 barrels of crude oil per day. At September 30, 1998, 3 of the 22 Utah wells are producing approximately 20 to 26 barrels per day. 5 more are temporarily off line for minor repairs and produce approximately 69 to 85 barrels per day when operating. At the current market price for crude oil at the wellhead, (approximately $8.00 per barrel), the Company does not find it economically feasible to complete other than minor repairs in order to reestablish well production. Furthermore, the Company is actively negotiating with several potential purchasers for its East Texas leases. The Company is utilizing the successful effort method of accounting for its oil and gas producing activities. The Company regularly assesses oil and gas reserves for possible impairment on an aggregate basis in accordance with SFAS 121.

        Depletion
Depletion (including provisions for future abandonment and restoration costs) of all capitalized costs of proved oil and gas producing properties are expected to be expensed using the unit-of-production method by individual fields as the proven developed reserves are produced. Depletion expense was $0, $0 and $4,354 for each of the three years ended September 30, 1998.

(6)  Master  service agreement
In September 1996 Bass Environmental Services Worldwide, Inc., (BESW), entered into a master service agreement with Chevron to plug and abandon oil wells located in the Gulf of Mexico off the coast of Louisiana. In April 1997, BESW assigned this contract to the Company in exchange for 3,000,000 shares of the Company's common stock. Chevron has reissued the contract in the Company's name. At the time of the acquisition, BESW was controlled by the CEO of ERHC. The Company valued this acquisition on the basis of the par value of the Company's common stock given up, or $300, because no historical cost basis could be individually determined and the contract has minimal value until the Company has built or purchased the equipment to commercialize the contract. The Company hopes to begin commercializing the agreement in fiscal 1999.

(7) Notes payable
The Company issued two notes payable to stockholders who are also officers and directors in exchange for cash amounting to $233,398 and $1,236,161. These notes carry no stated maturity date and an 8.5% rate of interest. The Company has repaid $236,787 and $487,590 on these notes, including interest on one. The remaining note is convertible into restricted stock at 50% of the average bid price for the month in which the loan was made. The conversion is at the option of the noteholder. Accrued interest on these notes is $0, $21,273 and $29,943 for the period since inception ended September 30, 1995 and for the years ended September 30, 1996, 1997 and 1997.

In January 1997, the Company issued a note payable to a bank in exchange for $175,000 cash. This note carried a maturity date of March 15, 1997 and a 9.6875% interest rate. The Company is in default on this note. The default interest rate was 13.6875%. The Company and the bank had originally expected to roll this note over into a long-term credit facility. The Company chose not to accept the long-term facility due to the terms offered. The Company repaid this loan in full plus accrued interest in December 1997.

In November 1997, the Company issued 5.5% convertible senior subordinated secured notes due 2002 in exchange for $4,300,000 in cash. These notes are convertible into shares of the Company's common stock at a conversion price no less

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                   Notes to Consolidated Financial Statements

(7) Notes payable (continued) than $1.25 per share. If all of the notes are converted at the lowest possible price, the Company would be required to issue 3,440,000 shares of common stock. These notes also carried warrants for an additional 258,000 shares of common stock a with an exercise price of $3.17 per share, or total additional proceeds of to the Company of $817,860 in cash in the event ll of the warrants are exercised. The notes are secured by the Company's non - MIII oil reserves in Utah. As the notes are potentially convertible at a price below market, the Company recorded a beneficial conversion feature discount of $1,075,000 in accordance with FASB EITF Topic D-60. The discount is amortized over the period from inception of the notes to the convertibility dates, 60, 90 and 120 days in this case. The amount of amortization for the year ended September 30, 1998 was $1,075,000.

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

In June 1998, the Company issued 12% convertible subordinated unsecured notes due December 1999 in exchange for $425,000 cash. These notes are convertible into shares of the Company's common stock at a conversion price of $1.00 per share. If all of these notes are converted, the Company will be required to issue 425,000 shares of common stock. These notes also carried warrants for an additional 531,250 shares of common stock with an exercise price of $0.50 per share for the first two years, and $0.85 per share thereafter or total additional proceeds to the Company of $265,625 or $451,563 in cash in the event all of the warrants are exercised.

In June 1998, the Company issued 5.5% convertible subordinated unsecured notes due June 2000 in exchange for $1,250,000 cash and $43,750 of broker fees. These notes are convertible into shares of the Company's common stock at a conversion price to be determined by a stated formula. If all of these notes are converted using the conversion price of the issuance date ($0.69517), the Company will be required to issue 1,798,124 shares of common stock. These notes also carried warrants for an additional 230,000 shares of common stock with an exercise price of $0.8634 per share, or total additional proceeds to the Company of $198,582 in cash in the event all of the warrants are exercised. As the notes are potentially convertible at a price below market, the Company recorded a beneficial conversion feature discount of $312,000 in accordance with FASB EITF Topic D-60. The discount is amortized over the period from inception of the notes to the convertibility dates, 60, 90 and 120 days in this case. The amount of amortization for the year ended September 30, 1998 was $289,062.50.

In July 1998, the Company issued 8.0% convertible subordinated unsecured notes due July 2000 in exchange for $1,200,000 cash. These notes are convertible into shares of the Company's common stock at a conversion price to be determined by so stated formula. If all of these notes are converted using the conversion price of the issuance date ($0.478723), the Company will be required to issue 2,506,668 shares of common stock. In connection with this funding, the Company issued warrants for 108,000 shares of common stock with an exercise price of $0.74375 per share, or total proceeds to the Company of $80,325 in cash if all of the warrants are exercised. The Company recorded an expense discount to the notes amounting to $7,425 in connection with this issuance as the warrant exercise price was below the market price of the common stock at issuance.

In July 1998, the Company issued 8.0% convertible subordinated unsecured notes due August 2000 in exchange for $275,000 cash. These notes are convertible into shares of the Company's common stock at a conversion price to be determined by so stated formula. If all of these notes are converted using the conversion price of the issuance date ($0.644878), the Company will be required to issue 426,437shares of common stock. In connection with this funding, the Company issued warrants for 24,750 shares of common stock with an exercise price of $0.73125 per share, or total proceeds to the Company of $18,098 in cash if all of the warrants are exercised. The Company recorded an expense discount to the notes amounting to $77 in connection with this issuance as the warrant exercise price was below the market price of the common stock at issuance.

In August 1998, the Company issued 8.0% convertible subordinated unsecured notes due August 2000 in exchange for $1,010,000 cash. These notes are convertible into shares of the Company's common stock at a conversion price to be determined by so stated formula. If all of these notes are converted using the conversion price of the issuance date ($0.979813), the Company will be required to issue 90,900 shares of common stock. In connection with this funding, the Company issued warrants for 108,000 shares of common stock with an exercise price of $0.9938 per share, or total proceeds to the Company of $90,336 in cash if all of the warrants are exercised. The Company did not record an expense discount to the notes amounting to $7,425 in connection with this issuance as the warrant exercise price was below the market price of the common stock was below the warrant exercise price at issuance

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                   Notes to Consolidated Financial Statements

(8) Accrued salaries At September 30, 1996, 1997 and 1998 the Company has accrued salaries of $0, $960,000 and $1,895,916, respectively, for three officers. These officers can, at their option, convert these salaries into common stock of the Company at the rate of one-half of the average bid price of the Company's common stock for the months in which the salary was earned. If the three officers chose to convert all of the accrued salaries to common stock, the Company would be required to issue 3,802,677 shares of common stock.

(9) Income taxes The Company has a consolidated net operating loss carry-forward amounting to $28,988,992, expiring as follows: $3,404 in 2010, $728,748 in 2011, $16,913,052 in 2012 and $11,343,788 in 2013. The
     Company has an $11,595,000 deferred tax asset resulting from the loss carry-forward, for which it has established a 100% valuation allowance. Until the Company's current plans begin to produce earnings it is unclear as to the ability of the Company to utilize these carry- forwards. The Tax Reform Act of 1986 provided for a limitation on the use of net operating loss carryforwards following certain ownership changes. Such a change in ownership under the IRS rules and regulations potentially could occur pursuant to the Company's S-1 amendment.

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

In August 1996, ERFC issued 20,500 shares in exchange for $42,892 in cash. On August 19,1996, the sucessor Company issued 2,433,950 shares of common stock to acquire 100% of the issued and outstanding common stock of ERFC. At the time of the acquisition ERHC, then known as RAGC, had 356,317 shares issued and outstanding as a result of a 1 for 2,095 share reverse stock split. On August 19, 1996, the Company issued 73,277 shares of common stock to a consultant in exchange for services valued at $1.00 per share related to the merger. In August 1996, the Company issued 10,000 shares of its common stock, valued at $70,000, to an attorney for services to be rendered at below market rates for a period of 4 months. In September 1996, the Company issued 55,000 shares of its common stock under three consulting contracts previously negotiated, valued at $385,000. In September 1996, the Company issued 320,830 shares of its common stock in exchange for $31,995 in cash In February 1997, the Company issued 1,600,000 shares of common stock via an S-8 registration in exchange for consulting and professional services valued at $1,100,000. In March 1997, the Company acquired a 100 oil well lease in exchange for 300,000 shares of the Company's common stock valued at $309,365. In March 1997, the Company acquired a 100 oil well lease in exchange for 200,000 shares of the Company's common stock valued at $206,250. In March 1997, the Company issued 300,000 shares of common stock via an S-8 registration valued at $375,000 in exchange for public relations services, of which approximately 150,000 had been earned at fiscal year end. The balance will either be earned or returned to ERHC. In April 1997, the Company issued 3,000,000 shares of common stock in exchange for the assignment of the Chevron P&A master service agreement, valued at $300. In April 1997, the Company issued 1,342,981 shares of common stock to three directors in lieu of cash compensation for services rendered to the Company valued at $1,342,981. In April 1997, a director contributed 100,000 shares of common stock back to the Company with a value of $100,000. In April 1997, the Company issued 4,000,000 shares of common stock in exchange for 100% of the issued and outstanding common stock of Bass American Petroleum Company, (BAPCO), valued at historical costs at $500,000. In May 1997, the Company issued 1,500,000 shares of common stock via an S-8 in exchange for consulting and professional services valued at $562,500. In June 1997, the Company issued 150,000 shares of common stock to two independent consultants for services valued at $28,125. One of these consultants became an employee of the Company in September 1997.

In July 1997, the Company issued 800,000 shares under a Section 4(2) exemption from registration to a previously unrelated party in exchange for $400,000 in cash. In July 1997, the Company acquired substantial geologic data and other information from an independent source in exchange for 1,000,000 shares of the Company's common stock. This data was valued at $2,000,000 based the agreement with the seller that Company would repurchase these shares for $2,000,000 at a rate of 25% per quarter should the seller so choose. In July 1997, the Company issued 2,335,000 shares of common stock

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                   Notes to Consolidated Financial Statements

(10) Stockholders' equity (continued) to three independent consultants for services valued at $6,465,031, principally relating to the Company's acquisition of the MIII agreement. In July 1997, the Company issued 1,500,000 shares of common stock to three directors in lieu of cash compensation for services rendered to the Company valued at $2,250,000. In July 1997, the Company issued 147,000 shares of common stock under a Regulation D Rule 506 private placement in exchange for $147,000 in cash. In August1997, the Company issued 74,000 shares of common stock under a Regulation D Rule 506 private placement in exchange for $148,000 in cash. In September 1997, the Company issued 400,000 shares of common stock to an independent consultant for services valued at $308,000. In September 1997, the Company issued 370,898 shares of common stock under a Regulation D Rule 506 private placement in exchange for $407,988 in cash. In September 1997, the Company received stock subscription agreements for $913,300 in cash under a Regulation D Rule 506 private placement representing 830,273 shares of common stock.

On September 29, 1997, the Company entered into an agreement to acquire 22 wells on oil, gas and mineral leases located in Uintah and Duchesne Counties, Utah, from three joint owners. The purchase agreement was closed on October 8, 1997, at which time the Company received the lease assignment. The terms of the acquisition are for the Company to pay $250,000 in cash, issued 250,000 shares of the Company's common stock at each of the following four dates : closing, December 30, 1997, March 30, 1998 and June 30, 1998. The Company also was required to guarantee that the bid price on the date the rule 144 restrictions lapse will be no less than $2.00 per share or the Company is required to either issue additional shares or pay the difference in cash, at the Company's option. The Company also granted the sellers a 4% gross production receipts royalty to a maximum of $677,000. The Company is currently evaluating the existing reserve reports for its use. The total valuation of this transaction is $2,250,000 and is applied as $375,800 of oil and gas reserves and $1,874,200 of equipment.

In October 1997, the Company entered into an agreement to acquire a 3/8 undivided interest in a natural gas well that had been plugged and abandoned approximately 10 years ago. This agreement requires the Company to pay the seller $200,000 and 50,000 shares of the Company's common stock, as well as to pay the Company's proportionate share of the costs to reenter this well. The Company is also required to carry the seller's 1/8 proportionate share of the reentry costs, estimated between $250,000 and $500,000, until the well is producing. The seller also owns an undivided 50% interest in the oil and gas lease on the 49,019 acres of land contiguous to the initial well. The agreement allows the Company to acquire a 3/8 undivided interest in this lease by paying to the seller approximately $343,000 each April for 4 years. The Company received the initial lease assignment on December 1, 1997. The Company is currently evaluating the existing reserve reports and underlying data of these leases as well as has contracted another independent appraiser to complete new reserve reports for its use.

In December 1997, the Company repurchased 250,000 shares of its common stock for $500,000 in cash. This was the first 25% quarterly repurchase agreed by the Company relating to the 1,000,000 shares issued to acquire the DRSTP geological data. In January 1998, the Company issued 24,000 shares valued at $70,000 and assumed a mortgage payable of $28,782 to acquire a small office in Utah, valued at $98,782 , from Unita Oil and Gas. In the 1st quarter, the Company issued 177,008 shares in exchange for $167,694 in cash and 355,000 shares in exchange for services valued at $922,000. In the 2nd quarter, the Company issued 666,664 shares in exchange for $438,499 in cash and 23,200 shares in exchange for services valued at $28,496. In the 3rd quarter, the Company issued 234,200 shares in exchange for $135,600 in cash and 162,420 shares for services valued at $102,884. In the 4th quarter, the Company issued 47,000 shares in exchange for $23,500 in cash and 479,700 shares in exchange for services valued at $473,600. In September 1998, the Company issued 491,646 shares to its working interest partner on the Nueces project in exchange for its payable of $338,007. In September 1998, the Company issued 299,536 shares for its portion of the annual option payment on the Nueces project and a late payment penalty valued at $219,223.

   Contingent issuances
The Company is contingently liable to issue up to three million shares of restricted stock in total to three officers and directors of the Company for their efforts in closing the Sao Tome & Principe contract. These shares will be issued upon the joint venture oil production level of 20,000 barrels a day being attained. The Company is contingently liable to issue up to two million shares of restricted stock to two officers and directors of the Company for their efforts in closing the M III contract in Utah upon the joint venture oil production level of 4,000 barrels a day being attained. This two million shares includes the 500,000 shares the Company is to issue to MIII. The Company is also contingently liable to issue an additional two million shares upon the joint venture attaining production of a total of 6,000 barrels a day. The Company is contingently liable to issue 3,802,677 shares for the officer accrued salaries as of September 30, 1998.

    Warrants
In March 1998, the Company issued a warrant for 100,000 shares of common stock with an exercise price of $1.20 per share, or total proceeds of $210,000 in cash for the Company if all of the warrants are exercised. This warrant was issued in conjunction with entering into the Kingsbridge Investment Agreement.

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                   Notes to Consolidated Financial Statements

(10) Stockholders' equity (continued)
Warrants (continued) In June 1998, the Company received $200,000 in cash in exchange for warrants for 1,050,000 shares of common stock with an exercise price of $0.75 per share, or total proceeds to the Company of $787,500 in cash if all of the warrants are exercised.

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

(12) Commitments and contingencies The Company is committed to lease payments for 10 vehicles under operating leases totalling $27,868, $7,826 and $3,913 for the years ended September 30, 1999, 2000 and 2001. The Company paid $0, $52,500 and $58,161 in vehicle lease expense for the years ended September 30, 1996, 1997 and 1998, respectively. The Company currently leases its office space and operating facilities on a two year lease and three year lease respectively. The Company is committed to lease payments on the two facilities totalling $67,108 and $60,808 for the years ending September 30, 1999 and 2000. The Company paid $8,550, $45,950 and $68,908 in facility rent for the years ended September 30, 1996, 1997 and 1998 respectively.

(13) Segment information The Company has three distinct lines of business through its two wholly owned subsidiaries, Site Services, Inc., (SSI), and Bass American Petroleum Company, (BAPCO), and a joint venture agreement. SSI operates in the environmental remediation industry and BAPCO will operate in the oil and gas production industry. SSI's principal identifiable assets consist of $3,224,000, (net), of environmental equipment, and the Chevron P&A master service agreement valued at $300,
     (net). Revenues of $65,000 relate to SSI. BAPCO's principal identifiable assets consist of crude oil reserves valued at $1,240,175 and equipment valued at $2,570,000. 1998 revenues of $148,000 relate to BAPCO. The Company also expects to operate in the supply industry through a joint venture agreement to supply fuel and other goods to ships transiting the Panama Canal. No principal identifiable assets yet exist for this line of business.

(14) Sao Tome concession payment When the Company entered into the joint venture agreement in May 1997 with the Democratic Republic of Sao Tome and Principe, (DRSTP), the Company was required to pay a $5,000,000 concession fee to the DRSTP goverment. In September 1997, the Company received a Memorandum of Understanding from the DRSTP government which allows the Company to pay this concession fee within five days after the DRSTP files the relevant official maritime claims maps with the United Nations and the Gulf of Guinea Commission. In December 1997, the Company paid $2,000,000 of this concession fee to the DRSTP form the proceeds of the convertible note offering. On July 2, 1998 the Company paid $1,000,000 of the Concession fee to the government of the DRSTP. On July 31, 1998 the Company paid an additional $1,000,000 of the concession fee to the government of the DRSTP.

(15) Subsequent events
     a) Stockholder's equity
In October 1998, the Company received conversion notices on $419,848 of the convertible debt issued in July and August, 1998. This debt was converted into 800,172 shares of common stock.

     b) Convertible notes
In October 1998, the Company issued 20%% convertible subordinated unsecured notes due October 2000 in exchange for $500,000 cash. These notes are convertible into shares of the Company's common stock at a conversion price to be determined by so stated formula. If all of these notes are converted using the conversion price of the issuance date ($1.00), the Company will be required to issue 500,000 shares of common stock. These notes also carried warrants for an additional 1,500,000 shares of common stock with an exercise price of $0.40 per share, or total additional proceeds to the Company of $600,000 in cash in the event all of the warrants are exercised.

In October 1998, the Company issued 12% convertible subordinated unsecured notes due December 31, 1999 in exchange for $800,000 cash. These notes are convertible into shares of the Company's common stock at a conversion price to be

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                   Notes to Consolidated Financial Statements

(15) Subsequent events (continued)
         Convertible notes (continued)
determined by so stated formula. If all of these notes are converted using the conversion price of the issuance date ($1.25), the Company will be required to issue 640,000 shares of common stock. These notes also carried "A" and "B" warrants for an additional 1,200,000 and 1,200,000 shares of common stock with exercise prices of $0.50 and $3.00 per share, or total additional proceeds to the Company of $4,200,000 in cash in the event all of the warrants are exercised.

ITEM 9.          CHANGES IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON ACCOUNTING
                  AND FINANCIAL DISCLOSURE
         None


                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Directors and Executive Officers

     The names and age of the directors and executive officers of the Company, and their positions with the Company as of the date of this Amendment, are as follows:

Name                            Age   Position
- ----                                ----------

Sam L. Bass, Jr............      63    Chairman of the Board and Vice President
James R. Callender, Sr.....      57    President, Chief Executive Officer and
                                       Director
Noreen G. Wilson...........      45    Vice President, Chief Financial Officer
                                       and Director (1)
James A. Griffin..........       43    Secretary, Treasurer and Director
Robert McKnight...........       62    President of BAPCO and Director (1)
William Beaton............       75    Director
Alfred L. Cotten..........       46    Director
Kenneth M. Waters.........       73    Director

-------------------
     (1) Noreen G. Wilson's resignation as the Vice President, Chief Financial Officer and as a Director was accepted on November 23, 1998. Robert McKnight was appointed as the Acting Chief Financial Officer effective the same date.

     The principal occupations for the past five years (and, in some instances, for prior years) of each of the directors and executive officers of the Company are as follows:

     Sam L. Bass, Jr. has been the Chairman of the Board since September 1996, Vice President since September, 1998 and served as President and Chief Executive Officer of the Company from September 1996 until September 1998. Mr. Bass also serves as the Chief Executive Officer of Bass Environmental Waste, Inc., which he founded in 1987, U.S. Energy, Inc., which he founded in 1984, and Bass Stabilizers, Ltd., which he co-founded in 1978, each of which is a privately-held company to which he devotes minimal time. From December 1993 to September 1995, he served as President and Chief Executive Officer of Bass Environmental World Wide Services, Inc. From January 1992 to September 1995, he served as President and Chief Executive Officer of Bass Environmental Inc. Mr. Bass is a pioneer in the field of downhole drilling and stabilization, and is the inventor of seven drilling aids, many of which are being used around the world. Mr. Bass founded a fire-fighting organization called Al-Wadhi, through which he joined others in efforts to put out oil well fires in Kuwait, immediately after the Gulf War, for a period of approximately 18 months in 1991 and 1992. Mr. Bass received a B.A. degree from McNeese State University in 1949 and an M.A. degree in Mechanical Engineering from Georgia Tech in 1952. Mr. Bass is the father of Alfred L. Cotten.

     James R. Callender, Sr. has served as the President since September 1998 and has served as the Chief Executive Officer since August 1997 and a Director since September 1996. He previously served as the Vice President of the Company from August 1997 until assuming the officer of the President. He has also been the President and owner of Cal-Sons Co. Inc., an ostrich farm and cattle ranch located in Louisiana, since November 1990. From July 1997 to August 1997, Mr. Callender served as a Consultant to the Company. From March 1997 to April 1997, he served as a Consultant to Forcenergy Inc., an independent oil and gas company. From September 1996 to March 1997, Mr. Callender served as a Management Consultant to Arctic Recoil, Inc., a maker of high pressure well control units. He acted as an Investment Consultant to Coburn Inc., an oil field construction and heavy equipment operator, from February 1996 to September 1996. From January 1993 to December 1995, Mr. Callender served as Chief Engineer to the Chief Executive Officer and Senior Consultant at Unocal Corp., a fully integrated energy resources company whose worldwide operations comprise many aspects of energy production. Until December 1992, he served as Drilling Manager of Worldwide Operations at Unocal Corp. Mr. Callender received a B.S. degree in Geology and Engineering from Louisiana State University in 1964.

     Noreen G. Wilson served as Chief Financial Officer of the Company from June 1997 until November 23, 1998. Prior to her resignation, she was a Director of the Company from December 1996. From January 1995 to the present time, Mrs. Wilson has served as President of Supertrail Manufacturing Company, Inc., a real estate development firm located in Aberdeen, Mississippi. Supertrail Manufacturing Company, Inc. filed for Chapter 11 reorganization under the U.S. Bankruptcy Code in January 1995. At that point in time, Mrs. Wilson became President, in order to guide and manage the company through its reorganization, and she devotes minimal time in this position. From February 1993 to December 1996, Mrs. Wilson served as an International Consultant for Imperial International Design, a consulting company. She provided consulting services for the financing of American builders and contractors overseas, primarily working through OPIC, the Export/Import Bank and the World Bank. During the same time period, Mrs. Wilson served as Vice President of Traditional Enterprises, a financial consulting firm located in Roswell, Georgia. Ms. Wilson is the first cousin of James A. Griffin.

     James A. Griffin has been the Secretary, Treasurer and a Director of the Company since September 1996. From April 1992 to April 1996, Mr. Griffin was a founding and managing partner in the law firm of Griffin & Pellicane, Esq. located in Westbury, New York. In April 1996, he formed the law firm of James A. Griffin, Esq., but he is currently minimally involved in the practice of law. He received his J.D. from Touro College, Jacob D. Fuchsberg Law Center, in 1987. He received his B.A. degree from Dowling College in 1976 and his B.S. degree at the State University of New York at Stony Brook, School of Allied Health Sciences, in 1979. He is admitted to practice law in the State of New York and is a member of the American Bar Association, the New York State Bar Association and the Nassau County Bar Association. Mr. Griffin is the first cousin of Noreen G. Wilson.

     Robert McKnight has been the Acting Chief Financial Officer since November 23, 1998 and a Director since July, 1998. He has served as President of BAPCO since August 1997. Previously, Mr. McKnight acted as a Consultant to the Company from November 1996 until August 1997. From August 1991 until July 1996, Mr. McKnight acted as a Consulting Engineer to Patriot Resources, an oil and gas company located in Dallas, Texas. Mr. McKnight has 35 years of experience in supervising and managing drilling and production operations, including reservoir and field evaluations, reserve and cash flow determinations for property acquisitions, and equity determinations. Mr. McKnight received his B.S. in Petroleum Engineering from Texas

A&M University in 1957.

     William Beaton has been a Director of the Company since September 1996. He currently serves as the Chairman of The Institute of Petroleum (West of Scotland Branch) and has been in that position for more than the past five years. He was the General Manager of Clydesdale Bank of Glasgow, Scotland until his retirement in 1982. Since his retirement from the Bank, he has worked as a self-employed consultant to public and smaller independent companies. He has been involved in the international oil and gas industry for almost 30 years, with more than 50 years of experience in management and finance.

     Alfred L. Cotten has been a Director of the Company since December 1998. Mr. Cotten is currently working for Noble Drilling. From 1993 until 1995, Mr. Cotten was a Sub-Sea Engineer with Wilrig, U.S.A., Inc. in Lafayette, Louisiana. From 1992 until 1993, Mr. Cotten worked for Bass Environmental, Inc. assisting with the initial funding for operations and pulling samples for subsequent remedial clean-up projects. From 1990 until 1992, Mr. Cotten was a sales and service representative for P.S.D. Controls, in Lafayette. From 1986 until 1990, Mr. Cotten obtained an OIM License and performed barge engineer duties for Penrod Drilling Corporation in Dallas, Texas. From 1984 to 1986, Mr. Cotten was a Sub-sea engineer for Sonat Offshore of Dallas, Texas, working in Malaysia. From 1977 to 1984, Mr. Cotten was a Sub-sea engineer for Penrod Drilling. Mr. Cotten pursued a Petroleum Engineering Degree from the University of Southern Louisiana in 1977 and 1978, having previously attended Lousiana State University in 1971 and 1972. Mr. Cotten is the son of Sam L. Bass.

     Kenneth M. Waters has been a Director of the Company since July, 1998. He previously served on the Advisory Board from September 1996 until his appointment to the Board. From 1992 until the present, Mr. Waters has served as the Vice President of Bulk Tank Inc. From 1984 to 1992, Mr. Waters was a rancher and independent geological consultant. From 1980 until 1984, Mr. Waters worked for Texoma Production Co., Houston, Texas, first as a Vice President for Exploration and Production and then in 1981 until 1984 as President. From 1958 until 1980, Mr. Waters was a Vice President and Manager for Consolidated Natural Gas Co., in New Orleans, Louisiana. From 1954 to 1958, Mr. Waters worked for the California Co. which is now known as Chevron, in New Orleans, Louisiana, working for the first 4 years in Geological and Geophysical Training, 2 years as an Area Exploration Geologist and then 2 years as Assistant Chief Development Geologist. After servicing in the U.S. Air Force in the Second World War, Mr. Waters earned a MA degree from Indiana University in 1950 with a major in geology and a minor in physics.

     All directors hold office until the next annual meeting of shareholders and until their successors are duly elected and qualified, unless their office is vacated in accordance with the Certificate of Incorporation of the Company. Officers are elected to serve, subject to the discretion of the Board of Directors, until their successors are appointed. Except for the relationship between Sam L. Bass and Al Cotton, who are father and son, and Noreen G. Wilson and James A. Griffin, who are cousins, there are no family relationships among the directors and officers of the Company.

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

     Some of the members of the Advisory Board may serve as consultants to the Company under consulting agreements for which they will receive compensation. To the Company's knowledge, none of its Advisory Board members or other consultants has any conflict of interest between their obligations to the Company and their obligations to others. The members of the Company's Advisory Board and their primary professional or academic affiliations are listed below:

     Senator Vance Hartke has been a member of the Company's Advisory Board since September 1996. Mr. Hartke was the United States Senator for Indiana from 1959 to 1977. While a Senator, he served on both the Finance Committee and the Commerce Committee, two of the most powerful and prestigious committees of the U.S. Senate. Prior to his senatorial term, he served as Mayor of the City of Evansville, Indiana from 1956 to 1958, when he resigned to take his seat in the U.S. Senate. Mr. Hartke's political career also includes service as a Deputy Prosecuting Attorney, seven times as a delegate to the Democratic National Convention, as Democratic County Chairman in Vanderburgh County, Indiana, and a Chairman of the U.S. Senatorial Campaign Committee. He continues to practice law at the law firm of Hartke & Hartke in Falls Church, Virginia. He currently sits on the Board of Directors of McCrane & Co. He received his A.B. from the University of Evansville in 1941 and his J.D. from Indiana University School of Law in 1948, where he was Editor-in-Chief of the Indiana Law Journal.

     Marvin Gibbons has been a member of the Company's Advisory Board since September 1996. In 1990, Mr. Gibbons founded a private company seeking investment capital for various development projects, including several Native American India Developments. He opened a private domestic and international import/export company, as well. During the past seven years, Mr. Gibbons became a partner and Acting Secretary of CAL-NOR, Cal-Marine Industries, ESOP, and Zenith Insurance Limited. He is currently involved in a number of Development Projects both in the United States and internationally.

Committees of the Board of Directors

     The Company expects to establish an Audit Committee and Compensation Committee in early 1999, each of which will be comprised of at least two independent directors. The Audit Committee will, among other things, make recommendations to the Board of Directors regarding the independent auditors to be nominated for ratification by the stockholders, review the independence of those auditors and review audit results. The Compensation Committee will recommend to the Board compensation plans and arrangements with respect to the Company's executive officers and key personnel. It is contemplated that the Audit and Compensation Committees will initially include William Beaton and another independent director who the Company is currently in the process of identifying. The Board of Directors does not currently have and does not intend to establish a Nominating Committee as such functions are to be performed by the entire Board of Directors.

Compensation of Directors

     Non-employee directors of the Company currently receive no cash compensation for serving on the Board of Directors other than reimbursement of reasonable expenses incurred in attending meetings. The Company does not intend to separately compensate employees for serving as directors.

     In June 1997, the Company  issued  150,000  shares of the Company's  Common
Stock to two independent consultants (75,000 each) for services valued at $28,125. One of the consultants, Robert McKnight, subsequently joined the Company as an employee of BAPCO in August 1997 and now serves as the Acting Chief Financial Officer of the Company.

     In July 1997, the Company issued to each of James R. Callender, Noreen G. Wilson and William Beaton, directors of the Company, 500,000 shares of Common Stock in connection with their serving on the Company's Board of Directors.

     In October 1997, the Company issued 100,000 shares of Common Stock to Kenneth M. Waters in repayment of loans made by him to BAPCO. In November 1997, the Company issued 12,500 shares of Common Stock to Al Cotten for consulting services performed by him for the Company.

     In October 1998, the Company, under a mistaken interpretation of a contingent obligation of the Company to issue shares in connection with the efforts to close the Sao Tome contract, issued 2,000,000 shares to each of Sam
L. Bass, Jr., James R. Callender, Sr., Noreen Wilson and James A. Griffin. When it was discovered that such shares were issued in error, by vote of the Board of Directors, on December 18, 1998, such issuance was rescinded. Mr. Bass, Mr. Callender and Mr. Griffin have agreed to tender their shares immediately to the transfer agent for cancellation. The transfer agent has been notified to place a stop upon the shares of Ms. Wilson in the event her shares are not tendered in a timely fashion. On the same date, the Company issued 425,000 shares to Robert McKnight and 100,000 to Kenneth M. Waters in connection with their serving on the Board of Directors. Such shares are not subject to the rescission. Mr. Waters has tendered his shares back to the Company for cancellation because of tax considerations.

ITEM 11.          COMPENSATION OF EXECUTIVE OFFICERS

     The following table sets forth, in summary form, the cash compensation earned during the period from October 1, 1997 to September 30, 1998 by its Chief Executive Officer and the three other most highly compensated executive officers whose compensation exceeded $100,000 during such period.

                           Summary Compensation Table

                                 Annual Compensation (c, d, e)                Long Term Compensation (f)
- --------------------------------------------------------------------------------------------------------------------
(a)                    (b)         (c)           (d)        (e)                   (f)
NAME AND               FISCAL     SALARY (2)     BONUS      OTHER ANNUAL          RESTRICTED
PRINCIPAL              YEAR (1)                   ($)       COMPENSATION          STOCK AWARDS
POSITION                                                       (3)
- --------------------------------------------------------------------------------------------------------------------
Sam L. Bass, Jr.       1998       $480,000       0          $125,000              0
     Vice President                                            (4)
- --------------------------------------------------------------------------------------------------------------------
James R. Callender     1998       $480,000       0          0                     0
President and Chief
Executive Officer
- --------------------------------------------------------------------------------------------------------------------
James A. Griffin,      1998       $120,000       0          0                     0
Secretary, Treasurer
---------------------------------------------------------------------------------------------------------------------
Noreen G. Wilson,      1998       $480,000       0          0                     0
Executive Vice President
and Chief Financial
Officer
- -------------------------------------------------------------------------------------------------------------------

     (1) Sam L. Bass served as President and Chief  Executive  Officer and James
R. Callender served as Vice President in 1997 until September 12, 1998.

     (2) Salaries for Sam L. Bass, Jr., James A. Griffin, and Noreen G. Wilson were accrued and not paid in cash. Each individual has an option to convert all or part of any accrued salary to Common Stock of the Company at a price reasonably established by the Board of Directors at the time of exercise.

     (3) The aggregate value of benefits to be reported under the "Other Annual Compensation" column did not exceed the lesser of $50,000 or 10% of the total of annual salary and bonus reported for the named executive officer.

     (4) Represents amortization of Common Stock of Environmental Remediation Funding Corporation distributed in 1995 to Sam L. Bass, Jr.

Proposed Employment Agreements

     The Company contemplates entering into three-year employment agreements with each of Sam L. Bass, Jr., James A. Callender, Sr., and James A. Griffin to serve in their respective positions. The Company is still in the process of determining the terms and conditions of each employment agreement.

Proposed Stock Option Plan

     The Company does not currently have a stock option plan or other similar employee benefit plan for executives and/or other employees of the Company, and no options have been granted or are currently outstanding. In October 1998, the Company adopted a Consultant stock option plan under which 250,000 shares have been issued and registered with the Securities and Exchange Commission on Form S-8.

     The Board of Directors of the Company plans to approve and adopt a proposed 1998 Stock Option Plan (the "Plan"), pursuant to which officers, directors and key employees of the Company will be eligible to receive incentive stock options and non-qualified stock options to purchase shares of Common Stock. The Plan would also provide for the grant of stock appreciation rights, restricted stock, performance shares and performance units at the discretion of Company's Board of Directors.

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

Limitation of Directors' Liability; Indemnification

     The Company's Certificate of Incorporation limits the liability to the Company of individual directors for certain breaches of their fiduciary duty to the Company. The effect of this provision is to eliminate the liability of directors for monetary damages arising out of their failure, through negligent or grossly negligent conduct, to satisfy their duty of care, which requires them to exercise informed business judgment. The liability of directors under the federal securities laws is not affected. A director may be liable for monetary damages only if a claimant can show a breach of an individual director's duty of loyalty to the Company, a failure to act in good faith, intentional misconduct, a knowing violation of the law, an improper personal benefit or an illegal dividend or stock purchase.

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

     Insofar as indemnification for liabilities arising under the Securities Act of 1933 (the "Act") may be permitted to directors, officers or persons controlling the registrant pursuant to the foregoing provisions, the registrant has been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is therefore unenforceable.

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Beneficial Ownership by Shareholders

     The following table sets forth certain information as of September 30, 1998, with respect to the beneficial ownership of the Company's Common Shares by each shareholder known by the Company to be the beneficial owner of more than 5% of its outstanding shares, by each director of the Company, by the executive officers named in the table below and by the directors and executive officers of the Company as a group. Except as otherwise noted, the persons named in this table, based upon information provided by such persons, have sole voting and investment power with respect to all Common Shares beneficially owned by them. None of the current directors and officers of the Company are participating in this offering.

                   Common Shares Beneficially Owned
               ------------------------------------------
        Name (1)                        Number(2)     Percentage
       --------------------             ---------     ----------
Sam L. Bass, Jr...................    7,951,568 (3)    30.58%
James R. Callender, Sr............      500,000         1.92%
Noreen G. Wilson..................      500,000         1.92%
James A. Griffin..................      500,000         1.92%
Robert McKnight...................       75,000            *
William Beaton...................       500,000         1.92%
Alfred L. Cotten..................       12,500 (4)        *
Kenneth M. Waters ...............       100,000            *

All officers and directors as a group
   (Eight (8) persons)..........     10,159,068        38.26%

 * Represents less than 1% of outstanding Common Shares or voting power.

     (1) The address of each beneficial owner is c/o Environmental Remediation Holding Corporation, 3-5 Audrey Avenue, Oyster Bay, New York 11771.

     (2) Shares beneficially owned and percentage of ownership are based on 25,999,900 Common Shares outstanding as of September 30, 1998. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or dispositive power with respect to such shares.

     (3) Includes shares of Common Stock beneficially owned by Mr. Bass individually and through entities under his control and 50,000 shares owned by Sheila Williams Bass, his wife.

     (4) Alfred L. Cotten received his 12,500 shares from his father, Sam L. Bass, Jr.

Selling Shareholders Pursuant to Mandated Form S-1

     As of the date hereof, the Company has 39,613,436 shares of Common Stock outstanding of which 1,210,686 relate to its registration statement filed on Form S-1, as amended (the "Form S-1").

The 1997 Investor Private Placement

     In November and December 1997, the Company raised gross proceeds of $4,300,000 in two closings of a private placement of the Company's 5.5% convertible senior subordinated secured notes due October 2002 (the "1997 Notes") and warrants to purchase Common Stock (the "1997 Warrants") to a limited number of "accredited" institutional investors. The maximum number of shares of Common Stock which may be issued by the Company upon the conversion of the 1997 Notes (at a base conversion rate of $1.25 per share, subject to certain limited conditions) and the exercise of the 1997 Warrants (at an exercise price of $3.17 per share) is up to 3,440,000 shares and 283,800 shares, respectively. The Form S-1 covers the maximum of up to 3,723,800 total shares of Common Stock issuable upon the conversion of the 1997 Notes and the exercise of the 1997 Warrants. The 1997 Investors intend to sell the Common Stock acquired thereby from time to time in the future upon conversion of the 1997 Notes and the exercise of the 1997 Warrants. Based on the number of outstanding shares of Common Stock of the Company as of the date hereof, the number of shares issuable under the 1997 Notes and the 1997 Warrants represent approximately 9.69% of the outstanding Common Stock of the Company. As of the date hereof, none of the 1997 Notes had been converted and none of the 1997 Warrants had been exercised.

     All of the Shares held or to be held by the 1997 Investors could be offered under the Form S-1 except that, under the terms of the 1997 Notes, the holders thereof could convert the original principal amount of the 1997 Notes only to the extent of one-third of such amount on and after each of December 30, 1997, January 29, 1998 and February 28, 1998. The conversion rate of the 1997 Notes is equal to the lowest of (i) $2.83, representing 100% of the average closing bid price per share of the Common Stock as quoted on the primary market or exchange on which it trades (the "Average Share Price") for the five consecutive trading days immediately preceding October 31, 1997 (the agreed upon date between the parties) (ii) 100% of the Average Share Price for the five consecutive trading days immediately preceding the first anniversary, or (iii) 80% of the Average Share Price for the five consecutive trading days preceding the applicable conversion date on which all or part of the 1997 Notes are converted. However, the conversion price may not be less than $1.25 per share (the "Base Price"), unless 80% of the Average Share Price is less than the Base Price for a period of 90 consecutive calendar days, in which case the Base Price will no longer be applicable.

For purposes of registering  the maximum number of shares of Common
Stock under the Form S-1, the conversion rate is assumed to be the Base Price. Because the conversion rate of the 1997 Notes is based in part on future average trading prices of the Common Stock, the number of shares which may actually be sold pursuant to the Form S- 1 could differ significantly. For example, in the event a notice of election to convert all the 1997 Notes were to have been received on April 8, 1998, the lowest applicable conversion rate would have been $.96 per share (80% of the Average Share Price for the five consecutive trading days preceding such date), resulting in a total of 3,723,800 shares of Common Stock issuable upon conversion (including 283,800 shares into which the 1997 Warrants are exercisable), subject to the elimination of the 90-day Base Price provision described above. The 1997 Notes mature, unless prepaid at any time after October 15, 1998, on October 15, 2002 and are secured by the Company's proven crude oil reserves on its properties in Utah. The 1997 Notes do not contain any covenants that would prohibit, limit or restrict, among other matters, the Company's ongoing business operations, acquisitions of oil and gas properties, payment of dividends or incurrence of additional indebtedness. The 1997 Warrants may be exercised at any time through October 15, 2002.

     In connection with the sale of the 1997 Notes and the 1997 Warrants, the Company entered into a Registration Rights Agreement with the 1997 Investors, pursuant to which the Company agreed to register the Shares under the Securities Act for resale by, and for the benefit of, such shareholders. The Company has failed to register the shares into which the 1997 Notes are convertible and the 1997 Warrants are exercisable during the 120-day period following the completion of this transaction. As a result, the Company is required to make certain payments to the 1997 Investors. The Company is currently in negotiations with these Investors to determine the amounts to be paid.

     The public offering of the Shares by the 1997 Investors will terminate on the earlier of October 15, 2000 or the date on which all Shares offered hereby have been sold by the 1997 Investors.

The Kingsbridge Line of Credit Agreement

     In March 1998, the Company entered into the Kingsbridge Investment Agreement, pursuant to which the Company has the right to receive up to $10,000,000 in equity financing from the sale of its Common Stock in tranches to Kingsbridge. At the same time, the Company issued a three-year warrant to purchase 100,000 shares of Common Stock (the "Kingsbridge Warrant"). Through the Company's exercise of put options, Kingsbridge is required to purchase, and the Company is required to sell, subject to certain closing conditions and limitations on the timing of purchases and amount of Common Stock to be sold with respect to exercises of individual put options, at least $3,000,000 in shares of Common Stock at a purchase price equal to 79% of the average of the lowest prices of the Common Stock on the trading day on which notice of exercise of the put option is given and on the one trading day prior, and the two trading days following, such put option exercise notice. The minimum market price for sales of shares is $1.00 per share. For purposes of registering the maximum number of shares of Common Stock under the Form S-1, the market price is assumed to be $1.00. At a market price of $1.00, the maximum number of shares of Common Stock which may be issued by the Company upon the exercise of the put options and the number of shares which may be purchased on exercise of the Kingsbridge Warrant are 12,658,228 shares and 100,000 shares respectively. The Form S-1 covers the maximum of up to 12, 758,228 total shares issued upon notice of a put option exercise and exercise of the Kingsbridge Warrant. Because the purchase price of the Common Stock is based in part on future average trading prices of the Common Stock, the number of shares which may actually be sold pursuant to the Form S- 1 could differ significantly. For example, in the event a notice of election to exercise individual put options were to have been received on March 26, 1998, the lowest applicable purchase price would have been $0.98 per share (79% of the lowest prices of the Common Stock for the applicable days before and after the put option exercise notice), resulting in a total of 10,204,082 shares of Common Stock offered under the Form S-1. Notwithstanding the foregoing, the maximum number of shares issuable to Kingsbridge shall not exceed 19.9% of the outstanding shares of Common Stock at the time of such exercise(s).

     In connection with entering into the Kingsbridge Investment Agreement, the Company issued the Kingsbridge Warrant, a three-year warrant to purchase 100,000 shares of Common Stock at an exercise price of $1.20 per share (94% of the market price calculated as of March 23, 1998), exercisable beginning on September 24, 1998. As a condition precedent to the purchase and sale of shares pursuant to the Kingsbridge Investment Agreement, among others, the Company is required to register with the Commission under the terms of a Registration Rights Agreement all of the shares of Common Stock subject to the put option, as well as those into which the Kingsbridge Warrant is exercisable, for resale by Kingsbridge. The Kingsbridge Investment Agreement has a term of two years, but may be terminated by Kingsbridge earlier in the event the Common Stock subject to the put options is not, or fails to be, registered for resale after specified time periods lapse. Based on the number of outstanding shares of the Common Stock of the Company as of the date hereof, if all of the shares were issued pursuant to the put option exercise notice and the Kingsbridge Warrant, they would represent approximately 33.22% of the outstanding Common Stock of the Company. As of the date hereof, no put option exercise notices had been given to Kingsbridge and none of the Kingsbridge Warrant had been exercised.

     In connection with the Kingsbridge arrangement, the Company entered into a Registration Rights Agreement, pursuant to which the Company agreed to register the Shares under the Securities Act for resale by, and for the benefit of, such shareholders. The Company has failed to register the shares into which the put option exercise would be applied and the Kingsbridge Warrant is exercisable during the 90-day period following the completion of this transaction. As a result, the Company is required to make a lump sum payment in the amount of $10,000. The Company is currently in negotiations with Kingsbridge regarding such payment.

     On August 11, 1998, the Company and Kingsbridge agreed to enter into an agreement to cancel the Kingsbridge Private Equity Line of Credit dated March 23, 1998. Pursuant to the terms of the proposed cancellation, the Company will pay a penalty in the amount of $100,000 and will issue warrants to purchase up to an additional 100,000 shares of the Company's Common Stock (the "Kingsbridge Warrants"). The Company has decided to cancel the Kingsbridge Private Equity Line of Credit because terms of certain of the third quarter 1998 fundings require the Company to cancel this agreement so as to limit the number of shares of the Company's Common Stock outstanding upon conversion of the Company's convertible notes in the future. However, as of December 31, 1998, the Company had not completed the terms of the anticipated cancellation, and therefore continues to be obligated to register the potential Kingsbridge shares issuable under the put option exercise notice and the Kingsbridge Warrant. Under the terms of the cancellation, the Company will be responsible for the registration of the additional warrants. On December 10, 1998, Kingsbridge made application to the American Arbitration Association for arbitration of outstanding issues between the parties.
The Company has filed an Answer in such proceedings.

The April 1998 Financing

     In April 1998, the Company raised gross proceeds of $300,000 in two closings of a private placement of the Company's 12% convertible notes, which are due on the earlier of January 1999 or at such time as the Company receives the first draw-down under the Kingsbridge Investment Agreement (the "April 1998 Notes"), and warrants to purchase shares of Common Stock (the "April 1998 Warrants") to nine "accredited" investors. The maximum number of shares of Common Stock which may be issued by the Company upon the conversion of the April 1998 Notes (at a base price of $1.50 per share), subject to certain adjustments, and the exercise of the April 1998 Warrants (at an exercise price of $1.25 per share) to 200,000 shares and 210,000 shares, respectively. The Firm S-1 covers the 410,000 shares of Common Stock issuable upon the conversion of the April 1998 Notes and the exercise of the April 1998 Warrants. Based on the number of outstanding shares of Common Stock of the Company as of the date hereof, the shares issuable under the April 1998 Notes and April 1998 Warrants represent approximately 1.07% of the outstanding Common Stock of the Company. As of the date hereof, none of the April Notes had been converted and none of the Warrants had been exercised

     All of the shares to be held upon conversion by the holders of the April 1998 Notes may be offered in that, under the terms of the April 1998 Notes, such holders may convert 100% of the principal amount of the April 1998 Notes at any time after the issuance date. The conversion rate of the April 1998 Notes is equal to $1.50 per share and this price was used for purposes of registering the maximum number of shares of Common Stock upon conversion of the April 1998 Notes under the Form S-1. The April 1998 Notes are subordinated to any senior debt incurred by the Company. All of the shares to be held upon exercise by the holders of the April 1998 Warrants may be offered in that, under the terms of the April 1998 Warrants, the holders thereof may exercise at any time up until April 2001. The exercise price of the April 1998 Warrants is equal to $1.25 per share and this price was used for purposes of registering the maximum number of shares of Common Stock under the Form S-1 for exercise of the April 1998 Warrants. In connection with the sale of the April 1998 Notes and the April 1998 Warrants, the Company committed to register the April 1998 shares under the Securities Act for resale by, and for the benefit of, such shareholders.

The First June 1998 Financing

     In June 1998, the Company raised gross proceeds of $200,000 in a private placement of warrants to purchase shares of Common Stock (the "June 1998 Warrants") to two "accredited" investors. The maximum number of shares of Common Stock which may be issued upon the exercise of the June 1998 Warrants (at an exercise price of $.75) is up to 1,050,000 shares. The Form S-1 covers the 1,050,000 shares of Common Stock issuable upon the exercise of the June 1998
Warrants. Based on the number of outstanding shares of Common Stock of the Company as of the date hereof, the First June 1998 shares represent approximately 2.73% of the outstanding Common Stock of the Company. As of the date hereof, none of the June 1998 Warrants had been exercised.

     All of the shares to be held by the Investors upon exercise of the First June 1998 Warrants may be offered under the Form S-1 in that, under the terms of the First June 1998 Warrants, the holders thereof may exercise at any time up until 5 PM Eastern Standard Time on the first business day after the fourteen month period following the date of the declaration of the effectiveness of the Company's registration statement in which the First June 1998 Warrants are registered. The exercise price of the First June 1998 Warrants is equal to $.75 per share and this price was used for purposes of registering the maximum number of shares of Common Stock under the Form S-1 for exercise of the First June 1998 Warrants.

     In the event that a holder of the First June 1998 Warrants exercises for not less than 250,000 shares of the Company's Common Stock (25,000 in the case of the 50,000 warrant holder), within 180 days of June 1, 1998 and exercise for at least an additional 50,000 shares of Common Stock (5,000 in the case of the 50,000 warrant holder), within 360 days of June 1, 1998, the Company shall issue to such holder of the First June 1998 Warrants additional warrants for the purchase of a number of shares equal to the number of shares purchased under the First June 1998 Warrants within 180 and 360 days of June 1, 1998. The exercise price of these additional warrants is equal to $2.00 per share. Such additional warrants may be exercised at any time up until 5 PM Eastern Standard Time on the first business day after the twenty-four (24) month period following the date of the effectiveness of the Company's registration statement in which the additional warrants are registered.

     In connection with the sale of the First June 1998 Warrants, the Company committed to register the First June 1998 Funding shares under the Securities Act for resale by, and for the benefit of, such shareholders. The Company has committed to register the additional warrants within ninety (90) days of issuance.

The Second June 1998 Financing

     In June 1998, the Company raised gross proceeds of $425,000 in the private placement of the Company's 12% subordinated convertible notes, which are due on the earlier of December 1999 or upon the receipt by the Company of debt or equity or revenue from the sale of leases or other property of not less than $4 million (the "Second June 1998 Notes"), and warrants to purchase shares of Common Stock (the "Second June 1998 Warrants") to a limited number of "accredited" investors. The maximum number of shares of Common Stock which may be issued by the Company upon the conversion of the Second June 1998 Notes (at a base conversion price of $1.00 per share), subject to certain adjustments, and the exercise of the Second June 1998 Warrants (at an exercise price of $.50 per share for the first two years and $.85 per share thereafter) is up to 425,000 shares and 531,250 shares, respectively.

The Form S-1 covers the 956,250 shares of Common Stock issuable upon the conversion of the Second June 1998 Notes and the exercise of the Second June 1998 Warrants. Based on the number of outstanding shares of Common Stock of the Company as of the date hereof, the Second June 1998 shares represent approximately 2.49% of the outstanding Common Stock of the Company. As of the date hereof, none of the Second June 1998 Notes or the Second June 1998 Warrants had been exercised.

     All of the shares to be held upon conversion by the holders of the Second June 1998 Notes may be offered in that, under the terms of the Second June 1998 Notes, such holders may convert 100% of the principal amount of the Second June 1998 Notes at any time after the issuance date. The conversion rate of the Second June 1998 Notes is equal to $1.00 per share and this price was used for purposes of registering the maximum number of shares of Common Stock upon conversion of the Second June 1998 Notes under the Form S-1. The Second June 1998 Notes are subordinated to any senior debt incurred by the Company. All of the shares to be held upon exercise by the holders of the Second June 1998
Warrants may be offered in that, under the terms of the Second June 1998 Warrants, holders may exercise at any time until June 2002. The exercise price of the Second June 1998 Warrants is equal to $.50 per share for the first two years and $.85 per share thereafter (subject to adjustment) and these prices were used for purposes of registering the maximum number of shares of Common Stock under the Form S-1 for exercise of the Second June 1998 Warrants. In the event the Company has not registered the Second June Warrants within six months of issuance, the exercise price for the entire term through June 14, 2000 shall remain at $.50 per share. The Second June 1998 Warrants contain cashless exercise and anti-dilution provisions which include, but are not limited to, anti-dilutive protection against stock or management option issuances below $.50 per share. Additionally, the exercise price of the Second June 1998 Warrants will be adjusted downward to 50% of fair market value when the registration statement becomes effective, if after 90 days the share price of the Common Stock falls below $.75 per share for more than five consecutive trading days or seven out of ten trading days. In connection with the sale of the Second June 1998 Notes and the Second June 1998 Warrants, the Company committed to register the Second June 1998 shares under the Securities Act for resale by, and for the benefit of, such shareholders.

The Third June 1998 Financing

     In June 1998, the Company raised gross proceeds of $1,250,000 in a private placement of the Company's 5.5% convertible notes due in June 2000 (the "Third June 1998 Notes") and warrants to purchase shares of Common Stock (the "Third June 1998 Warrants") to one "accredited" investor. The conversion price is calculated pursuant to a formula as the lower of (i) the average closing bid price for the five days prior to the closing ($.7195) or (ii) 80% of the average closing bide price for the five days prior to notice of intent to convert. In the event that the lower price were the average closing bid price for the five days prior to the closing, the maximum number of shares of Common Stock which may be issued by the Company upon conversion of the Third June 1998 Notes would be 1,798,124 shares. For purposes of registering the maximum number of shares of Common Stock under the Form S-1, the conversion rate is assumed to be the base price of $.7195. Because the conversion rate of the Third June 1998 Notes is based in part on future average trading prices of the Common Stock, the number of shares which may actually be sold pursuant to the Form S-1 could differ significantly. For example, in the event the average closing bid price for the five days prior to notice of intent to convert were $.7195, 80% of such number would equal a share price of $.5756, resulting in a total of 2,247,655 shares of Common Stock issuable upon conversion, exclusive of the exercise of any of the Third June 1998 Warrants. The maximum number of shares of Common Stock which may be issued by the Company upon the exercise of the Third June 1998 Warrants (at an exercise price of 120% of the average closing bid price for the five (5) days prior to the closing which is equal to $.8634) is 230,000 shares. Certain penalties were to be paid to the Third June 1998 Note Investor in the event the registration statement was not effective within sixty days. In lieu of such payments, the Investor has elected to take 282,016 additional shares in full liquidation of all penalties due through December 1998. The Form S-1 covers the up to 2,310,140 total shares of Common Stock issuable, with certainty, upon the conversion of the Third June 1998 Notes, the exercise of the Third June 1998 Warrants and payment of penalties through December 1998. Based on the number of outstanding shares of Common Stock of the Company as of the date hereof, the Third June 1998 shares represent approximately 6.02% of the outstanding Common Stock of the Company. As of the date hereof, none of the Third June 1998 Notes had been converted and none of the Third June 1998 Warrants had been exercised.

     All of the shares to be held upon conversion by the holders of the Third June 1998 Notes may be offered, except that, under the terms of the Third June 1998 Notes, such holders could convert the original principal amount of the Third June 1998 Notes only to the extent of one-third of such amount on and after each of July 23, 1998, August 23, 1998 and September 23, 1998. The conversion rate of the Third June 1998 Notes equal to $.72 per share was used for purposes of registering the maximum number of shares of Common Stock upon conversion of the Third June 1998 Notes under the Form S-1. The Third June 1998 Notes are subordinates to any senior debt incurred by the Company.

     All of the shares to be held upon exercise by the Holders of the Third June 1998 Warrants may be offered in that, under the terms of the Third June 1998 Warrants, such holders may exercise at any time until June 23, 2003. The exercise price of the Third June 1998 Warrants is equal to $.87 per share and this price was used for purposes of registering the maximum number of shares of Common Stock under the Form S-1 for exercise of the Third June 1998 Warrants. In connection with the sale of the Third June 1998 Notes and the Third 1998 June Warrants, the Company entered into a Registration Rights Agreement with the Third June 1998 Investors, pursuant to which the Company agreed to register the Third June 1998 shares under the Securities Act for resale by, and for the benefit of, such shareholders.

     The Company used $1,000,000 of the net proceeds as an additional concession fee payment in connection with its Sao Tome joint venture. The balance was used for working capital. The Company has failed to register the shares into which the Third June 1998 Notes are convertible and the Third June 1998 Warrants are exercisable during the 60-day period following the completion of this transaction. As a result, the Company is required to make certain payments to the Third June 1998 Investors. The Company is currently in negotiations with these Investors to determine the amounts to be paid.

     The firm of Joseph Charles & Associates which is located at Lenox Center, 3355 Lenox Road, #750, Atlanta, GA 30326 acted as the underwriter of this placement.

The July/August 1998 Funding

     In July and August 1998, the Company raised gross proceeds of $1,200,000, $275,000 and $1,010,000 respectively in a private placement of up to $3,000,000 in three(3) tranches of the Company's 8.0% convertible notes due in July and August 2000 (the "July Notes") to a limited number of "accredited" investors. The conversion price of the July Notes is calculated by formula as the lower of
(i) 120% of the average closing bid price per share of the Company's Common Stock for the five (5) days preceding the closing of the transaction or (ii) 75% of the average closing bid price per share of the Company's Common Stock for the five (5) days preceding the date upon which notice of conversion is given by the investor to the Company. In the event that the lower price were the 120% of the average closing bid price for the five (5) days prior to the closing bid price for the five (5) days prior to the closing of each tranche, the maximum number of shares of the Common Stock which may be issued by the Company upon conversion of the July Notes (at a base price of $.8925, $.8775 and $1.19 respectively) is 2,506,668. However if 75% of the average closing bid price for the five (5) days prior to the notice of intent to convert were the lower price, there is no way to ascertain the maximum number of shares of Common Stock which may be issued by the Company upon conversion of the July Notes at this time. Because the conversion rate of the July Notes is based in part on future average trading prices of the Common Stock, the number of shares which may actually be issued upon conversion could differ significantly. For example, in the event the average closing bid price for the five (5) days prior to the note of intent to convert were $.74375, 75% of such number would equal a share price of $.55781 resulting in a total of 4,454,922 shares of Common Stock issuable upon conversion exclusive of the exercise of any of the warrants. Warrants were issued to the placement agent at the close of each tranche (the "July Warrants"). The maximum number of shares of Common Stock which may be issued by the Company upon the exercise of the July Warrants (at an exercise price of $.74375, $.73125 and $.99375 respectively) is 223,650 shares. Based on the number of outstanding shares of the Common Stock of the Company as of the date hereof, the shares issuable under the July Notes and July Warrants represent approximately 9.19% of the outstanding stock of the Company. In October 1998, July Notes totally $412,350 and accrued interest thereon were converted at prices ranging from $.321 to $.399 per shares for a total issuance of 1,210,686. As of the date hereof, no other July notes had been converted and none of the July Warrants had been exercised. The Form S-1 covers the maximum of up to 3,530,490 (2,506,668 total shares of Common Stock issuable upon conversion of the July Notes at the base prices plus 800,172 total shares as an adjusted amount to reflect the October conversions and 223,650 total shares issuable upon exercise of the July Warrants).

     Under the terms of the July Notes, the holders thereof could convert the original principal amount of the notes only to the extent of one-third of such amount on and after each thirty (3) day period following the issuance date. The July Notes are subordinate to any senior debt incurred by the Company.

     Under the terms of the July Warrants, the holders thereof may exercise at any time up until 5 PM Eastern Standard Time on July 30, 2003 and August 5, 1998 respectively. The exercise price of the July Warrants are equal to $.74375, $.73125 and $.99375 respectively.

     In connection with the sale of the July Notes and the July Warrants, the Company entered into a Registration Rights Agreement with the Selling Shareholders, pursuant to which the Company agreed to register the July 1998 Funding shares under the Securities Act for resale by, and for the benefit of, such shareholders.

     The Company used $1,000,000 of the net proceeds as an additional concession fee payment in connection with its Sao Tome joint venture. The balance was used for working capital. The Company has failed to register the shares into which the July Notes are convertible and the July Warrants are exercisable during the 60-day period following the completion of this transaction. As a result, the Company is required to make certain payments to the July/August Investors. The Company is currently in negotiations with these Investors to determine the amounts to be paid.

     The firm of J.P. Carey Securities, Inc. which is located at Atlanta Financial Center, East Tower, 3343 Peachtree Road, Suite 500, Atlanta, GA 30326 acted as the underwriter of this funding.

The September 1998 Financing

     By documents dated September 1998, the Company raised gross proceeds of $500,000 in October 1998 in a private placement of the Company's 20% convertible note due in October 2000 (the "September 1998 Note") and a warrant to purchase shares of Common Stock (the "September 1998 Warrant") to one "accredited" investor. The conversion price is calculated pursuant to a formula as the lower of (i) 90% of the average closing bid price for the five days prior to conversion or (ii) $1.00. In the event that the lower price were $1.00 maximum number of shares of Common Stock which may be issued by the Company upon conversion of the September 1998 Note would be 750,000 (assuming the lower price is $1.00 and pursuant to the terms of the September 1998 Note which require registration to initially cover 150% of the shares underlying the September 1998
Note). For purposes of registering the maximum number of shares of Common Stock under the Form S- 1, the conversion rate is assumed to be $1.00. Because the conversion rate of the September 1998 Note is based in part on future average trading prices of the Common Stock, the number of shares which may actually be sold pursuant to the Form S-1 could differ significantly. For example, in the event the average closing bid price for the five days prior to notice of intent to convert were $.50, 90% of such number would equal a share price of $.45, resulting in a total of 1,111,111 shares of Common Stock issuable upon conversion, exclusive of the exercise of any of the September 1998 Warrant and the requirement of registration of 150% would equal 1,666,666 shares of Common Stock. The maximum number of shares of Common Stock which may be issued by the Company upon the exercise of the September 1998 Warrant (at an exercise price of $.40) is 1,500,000 shares. The Form S-1 covers the up to 2,250,000 total shares of Common Stock issuable, with certainty, upon the conversion of the September 1998 Note and the exercise of the September 1998 Warrant. Based on the number of outstanding shares of Common Stock of the Company as of the date hereof, the September 1998 shares represent approximately 1.95% of the outstanding Common Stock of the Company. As of the date hereof, none of the September 1998 Note had been converted and none of the September 1998 Warrant had been exercised.

     The September 1998 Note precludes the holder from converting all or any part of said note prior to the first anniversary date of issuance (October 26, 1999). The conversion rate of the September 1998 Note equal to $1.00 per share was used for purposes of registering the maximum number of shares of Common Stock upon conversion of the September 1998 Note under the Form S-1. The September 1998 Note is subordinates to any senior debt incurred by the Company. Commencing on the first anniversary of the issuance of said note, the remaining principal amount and all accrued and unpaid interest and fees, if any, shall automatically and without further action on the part of the holder be payable in twelve monthly installments commencing with a first payment on November 1, 1999 and a final payment on the maturity date. The Company has the option at any time prior to the first anniversary of said note to prepay all or any portion of the remaining principal plus an amount equal to twenty percent on the portion so paid.

     Under the terms of the September 1998 Warrant , the holder may exercise at any time from the issuance date until October 26, 2008, for up to 750,000 shares of Common Stock and from October 26, 1999 until October 26, 2008, 750,000 shares of Common Stock. The exercise price of the September 1998 Warrant is equal to $.40 per share and this price was used for purposes of registering the maximum number of shares of Common Stock under the Form S-1 for exercise of the September Warrant.

     In connection with the sale of the September 1998 Note and the September 1998 Warrant, the Company agreed (i) to use its best efforts to register 150% of the September 1998 Note shares under the Securities Act for resale by, and for the benefit of, such shareholders within one year of issuance and to have such registration remain effective until the earlier of the date upon which the Note is sold or the term of said note and further, granted the holder certain piggy-back registration rights; and (ii) to use its best efforts to register 100% of the September 1998 Warrant under the Securities Act for resale by, and for the benefit of, such shareholders within two years of issuance and to have such registration remain effective until the earlier of the date upon which the Warrant is sold or for the life of said warrant and further granted the holder certain piggy-back registration rights.

     The Company used $250,000 of the net proceeds to make certain payments necessary for Sao Tome other than the concession fee and the balance was used for working capital.

The October 1998 Financing

     In October 1998, the Company commenced a the private placement for up to $1,500,000 under which it has raised gross proceeds in three (3) closings totaling 800,000 of the Company's 12% subordinated convertible notes, which are due on December 31, 1999 (the "October 1998 Notes"), and "A" and "B" warrants to purchase shares of Common Stock (the "October 1998 "A" and "B" Warrants") to a limited number of "accredited" investors. The maximum number of shares of Common Stock which may be issued by the Company upon the conversion of the October 1998 Notes (at a base conversion price of $1.25 per share), subject to certain adjustments, the exercise of the October 1998 "A" Warrants (at an exercise price of $.50 per share) and the exercise of the October 1998 "B" Warrants (at an exercise price of $3.00 per share) is up to 640,000 shares, 1,200,000 shares and 1,200,000 shares, respectively. The Form S-1 covers the 3,040,000 shares of Common Stock issuable upon the conversion of the October 1998 Notes and the exercise of the October 1998 "A" and "B" Warrants. Based on the number of outstanding shares of Common Stock of the Company as of the date hereof, the October 1998 shares represent approximately 7.92% of the outstanding Common Stock of the Company. As of the date hereof, none of the October 1998 Notes or the October 1998 "A" or "B" Warrants had been exercised.

     All of the shares to be held upon conversion by the holders of the October 1998 Notes may be offered in that, under their terms, such holders may convert 100% of the principal amount of said notes at any time after the issuance date. The conversion rate of the October 1998 Notes is equal to $1.25 per share and this price was used for purposes of registering the maximum number of shares of Common Stock upon conversion of the October 1998 Notes under the Form S-1. The October 1998 Notes are subordinated to any senior debt incurred by the Company. All of the shares to be held upon exercise by the holders of the October "A" 1998 Warrants may be offered in that, under the terms of the October 1998 "A" Warrants, holders may exercise at any time until December 31, 2003. The exercise price of the October 1998 "A" Warrants is equal to $.50 per share (subject to adjustment) and these prices were used for purposes of registering the maximum number of shares of Common Stock under the Form S-1 for exercise of the October 1998 "A" Warrants. All of the shares to be held upon exercise by the holders of the October "B" 1998 Warrants may be offered in that, under the terms of the October 1998 "B" Warrants, holders may exercise at any time until the earlier of
(i) five years from the date of exercise of the October 1998 "A" Warrant or (ii) December 31, 2008. The exercise price of the October 1998 "B" Warrants is equal to $3.00 per share (subject to adjustment) and these prices were used for purposes of registering the maximum number of shares of Common Stock under the Form S-1 for exercise of the October 1998 "B" Warrants. The October 1998 Notes and the October 1998 "A" and "B" Warrants have certain piggy-back registration rights. The October 1998 "A" and "B" Warrants contain cashless exercise and anti-dilution provisions which include, but are not limited to, anti-dilutive protection against stock or management option issuances below $.50 per share. The Company has the right to call the October 1998 "A" Warrant at any time after the underlying shares are registered if the Common Stock of the Company exceeds a price of $4.50 per share for an average of twenty consecutive trading days.

The Company has the right to call the October 1998 "B" Warrants at any time after eighteen months after the holder has exercised its October 1998 "A" Warrant and after the underlying shares are registered if the Common Stock of the Company exceeds a price of $9.00 per share for an average of twenty consecutive trading days. The Company has agreed not to call the "A" and "B" warrants simultaneously. In connection with the sale of the October 1998 Notes and the October 1998 "A" and "B" Warrants, the Company committed to register the October 1998 shares under the Securities Act for resale by, and for the benefit of, such shareholders.

     The Company used $500,000 of the net proceeds to fulfill its obligations under its contract with Sao Tome and the balance was used to fund operating costs relative to the Sao Tome operation and to provide working capital.

Uinta Settlement

     In January 1999, the Company agreed to a settlement with Uinta. Pursuant to such settlement, the maximum number of shares of Common Stock which may be issued by the Company on or about January 18, 1999 (assuming the strike price is the closing price on January 7, 1999 of $ .30 (the "Strike Price")) is 1,144,000. Since the Strike Price is based in part on future average trading prices of the Common Stock, the number of shares which may actually be sold pursuant to the Form S-1 could differ significantly. For example, in the event the average closing bid price for the five days prior to January 18, 1999 were less than the assumed Strike Price, such number of shares offered hereby would be higher. The Form S-1 covers the up to 1,144,000 total shares of Common Stock issuable, with certainty, upon the completion of the Uinta settlement. Based on the number of outstanding shares of Common Stock of the Company as of the date hereof, the Uinta settlement shares represent approximately 2.98% of the outstanding Common Stock of the Company.

     Under the terms of the executed settlement, for the 500,000 shares of restricted stock which were issued at a guarantee price of $2 per share, additional restricted shares will be issued which reflect the difference between $2 and the price on October 16, 1998 and December 30, 1998 (under the formula set forth in the agreement, 861,111 and 1,312,500 shares of restricted stock respectively) and the 500,000 shares of restricted stock which were to be issued in early 1998 will be issued and treated as if issued at the time such deliverance was initially required, which shares bear registration rights and are offered hereby . In addition, the parties will receive additional shares equal to the difference between the value on a date certain in January 1999 and $2 for the second block of 500,000 (assuming the Strike Price, 2,833,333 shares of restricted stock). The Company will reimburse certain filing fees, attorneys fees and will pay for certain office equipment. The Company will receive a quitclaim deed and assignments to perfect the Company's interest in the leases. In addition, (1) Uinta will be issued shares of the Company's Common Stock the amount of which shall be determined by dividing $250,000 by the Strike Price, half of which shares shall be included in this registration and half of which shall be restricted securities (assuming the Strike Price, 416,667 shares of restricted stock and 416,667 shares which bear registration rights and are offered hereby) , (2) in exchange for assignment of a 4% overriding royalty interest, Uinta will receive restricted shares the amount of which shall be determined by dividing $677,000 by the Strike Price (assuming the Strike Price, 2,256,667 shares of restricted stock), (3) a deficiency value equal to $41,200 for the Utah office building will be liquidated by issuance of shares the amount of which shall be equal to $41,200 divided by the Strike Price, (assuming the Strike Price, 137,333 shares of Common Stock, which shares bear registration rights and are offered hereby, (4) Uinta will receive no more than $10,000 to cost its court costs and attorneys fees, and (5) payment of outstanding production service invoices to third parties totally $27,000 shall be paid in the form of shares included in this registration statement, which shares shall be equal to $27,000 divided by the Strike Price (assuming the Strike Price, 90,000 shares which are offered hereby).

Stock Ownership

     The following table sets forth the names of and the number of Shares beneficially owned by each Selling Shareholder as of the date hereof. Since the Selling Shareholders may sell all, some or none of their Shares, no estimate can be made of the aggregate number of Shares that are to be offered hereby or the number or percentage of Shares that each Selling Shareholder will own upon completion of the offering to which the Form S-1 relates.

                                 Shares Owned Before the Offering (1)
                              --------------------------------------------
Name of                             Underlying    Underlying       Total
Selling Shareholder                  Notes        Warrants         Shares
- -------------------               -----          --------         ------
1997 Investor Private Placement
- -------------------------------

Banque Edouard Constant SA            320,000        24,000        344,000
11, Cours de Rive
Case Postale 3754
1211 - Geneva
Switzerland

Elara Ltd.                            600,000        45,000        645,000
P.O. Box 438
Tropic Isle Building
Wickhams Cay
Road Town, Tortola
British Virgin Islands
c/o Talisman Capital
1601 LaGrande Drive, Suite 100
Little Rock, AR  72211

Keyway Investments Ltd.               720,000        54,000         774,000
19 Mount Havelock
Douglas, Isle of Man
1M1 2QG

British Islands
c/o Midland Walwyn Capital, Inc.
BCE Place
181 Bay Street, Suite 500
Toronto, Ontario  M5J 2V8
Canada

JMG Capital Partners L.P.             320,000         24,000         344,000
c/o JMG Capital Management Inc.
1999 Avenue of the Stars
Suite 1950
Los Angeles, CA  90067

Triton Capital Investments, Ltd.      320,000         24,000         344,000
c/o JMG Capital Management Inc.
1999 Avenue of the Stars
Suite 1950
Los Angeles, CA  90067

Porter Partners L.P.                  320,000         24,000         344,000
c/o Porter Capital Management Co.
100 Shoreline Highway, Suite 211B
Mill Valley, CA  94941

EDJ Limited                            80,000          6,000          86,000
c/o Porter Capital Management Co.
100 Shoreline Highway, Suite 211B
Mill Valley, CA  94941

Cranshire Capital, L.P.               240,000          18,000         258,000
3000 Dundee Road
Suite 105
Northbrook, IL  60062

Legion Fund, Ltd.                     120,000           9,000         129,000
c/o Porter Capital Management Co.
100 Shoreline Highway, Suite 211B
Mill Valley, CA  94941

Banque Franck, S.A.                   400,000          30,000         430,000
1, Rue Toepffer
1206 - Geneva
Switzerland

Avalon Research Group, Inc.           --               25,800          25,800
1900 Glades Road, Suite 201
Boca Raton, FL  33431

Kingsbridge Line of Credit
- --------------------------
Kingsbridge Capital Limited        12,658,228         100,000      12,758,228
Main Street                             (2)
Kilcullen, County Kildare
Republic of Ireland

April 1998 Financing
- --------------------
Robert and Jessica Baron               16,667          17,500          34,167
4664 Coco Plum Way
Delray Beach, FL 33445

Frank Ferrante                          8,333           8,750          17,083
4 Twilight Place
Fort Monmouth, NJ 07758

Rosemary Friedman Trust                50,000          52,500         102,500
4420 Bocaire Boulevard
Boca Raton, FL 33487

Diane Hom                              16,667          17,500          34,167
205 West End Avenue, #22J
New York, NY 10025

Stanley Katz                           16,667          17,500          34,167
10 Bonnie Drive
Northport, NY 11768

Howard Talks/Carol Hall, JTWROS        50,000          52,500         102,500
249 Tradewind Drive
Palm Beach, FL 33480

Kenneth Tice                            6,666           7,000          13,666
181 Drake Lane
Ledgewood, NJ 07852

Stephen Warner                         25,000          26,250          51,250
8 Shannon Circle
West Palm Beach, FL 33401

David Warren                           10,000          10,500          20,500
2004 Lake Osbourne Drive, #9
Lake Worth, FL 33461

First June 1998 Financing
- -------------------------
Corporate Builders                   -                 50,000          50,000
777 S. Flagler Drive
Suite 909
West Palm Beach, FL 33401

Legal Computer Technology, Inc.      -                500,000         500,000
277 Royal Poinciana Way
Suite 155
Palm Beach, FL 33480

Howard Talks                         -                500,000         500,000
249 Tradewind Drive
Palm Beach, FL 33480

Second June 1998 Financing
- --------------------------
Azriel and Sheila Nagar             25,000            31,250           56,250
342 Irving Avenue
South Orange, NJ 07079

Edward R. Rohquin                   30,000            37,500           67,500
9906 White Sands Place
Bonita Springs, FL 34135

Joseph and Valerie Spano           100,000           125,000          225,000
150 Tamiami Trail North
Naples, FL 34102

David B. Thornburgh                100,000           125,000          225,000
420 W. San Marino Drive
Miami Beach, FL 33139

David B. Thornburgh Family Trust   170,000           212,500          382,500
420 W. San Marino Drive
Miami Beach, FL 33139

Third June 1998 Financing
- -------------------------
Intercontinental Holding Company    17,373             --              17,373
8351 Roswell Road, #239
Atlanta, GA 30350

Joseph Charles & Associates         43,433            75,000          118,433
Lenox Center
3355 Lenox Road, #750
Atlanta, GA 30326

ProFutures Special
 Equities Fund, L.P.             2,019,334           155,000        2,174,334
1310 Highway 620
Suite 200
Austin, TX 78734

July/August Funding
------------------------------------

Closing No. 1-

Atlantis Capital Fund Ltd.          907,371           -               907,371
c/o Thomas Kernaghan &                (3)
         Company Ltd.
365 Bay Street
10th Floor
Toronto, Ontario
Canada M5H 2V2

Atlas Capital Fund Ltd.             494,044           -               494,044
c/o Citco Fund Services               (3)
         (Cayman Island) Ltd.
Corporate Center
West Bay Road
P.O. Box 31106-SMB
Grand Cayman
Cayman Islands
British West Indies

Oscar Brito                         168,067           -               168,067
Calle Neveri
Qnta Shanti
Colinas de Tamaneco 1080
Caracas, Venezuela

Correllus International Ltd.        112,045           -               112,045
c/o Azucena 37
Torreblanca del Sol
296 40 Fuengirola
Malaga, Spain

Sandro Grimaldi                     168,067           -               168,067
Calle Neveri
Qnta Shanti
Colinas de Tamaneco 1080
Caracas, Venezuela

J.P. Carey                          -               108,000           108,000
Atlanta Financial Center
East Tower
3343 Peachtree Road
Suite 500
Atlanta, GA 30326

Closing No. 2 -

Holden Holding Ltd.                 255,497           -               255,497
c/o City Trust                        (3)
3rd Floor
Murdoch House
South Quay
Douglas
Isle of Mann 1M1 5AS

PrimeCap Management Group           170,940           -               170,940
         Ltd.
c/o Midland Walwyn
#200
32555 Simon Avenue
Abbotsford
British Columbia
Canada V2T 4Ys

J.P. Carey                           -              24,750             24,750
Atlanta Financial Center
East Tower
3343 Peachtree Road
Suite 500
Atlanta, GA 30326

Closing No. 3 -

GPS America Fund Ltd.               434,170           -               434,170
c/o Citco Fund Services               (3)
         (Europe) B.V.
World Trade Center
         Amsterdam
Tower B, 17th Floor
Strawinskylaan 1725
P.O. Box 7241
1007 JE Amsterdam
the Netherlands

Mohammed Khalifa                   596,639           -                596,639
P.O. Box 3207
Dubai, U.A.E.

J.P. Carey                         -                 90,900            90,900
Atlanta Financial Center
East Tower
3343 Peachtree Road
Suite 500
Atlanta, GA 30326


September 1998 Funding
-------------------------------------

Talisman Capital Opportunity     750,000          1,500,000         2,250,000
    Fund Ltd.
16101 La Grande Drive
Suite 100
Little Rock, AR 72211

October 1998 Funding
-----------------------------------

David Abelove                     80,000             300,000          380,000
7529 Foote Road                                        (4)
Clinton, NY 13323

Prudential Securities Inc. C/F   240,000             900,000        1,140,000
David Thornburgh - IRA                                  (4)
         dated 3/10/98 A/C # AFG-813978 1 New York Plaza 11th Floor New York, NY 13323



Attn: Retirement Operations

1300 Windlass Corporation         80,000              300,000         380,000
Unit 1204                                               (4)
4401 Gulf Shore Boulevard
Naples, FL 34103

David B. Thornburgh Family       240,000              900,000       1,140,000
         Trust                                          (4)
420 W. San Marino Drive
Miami Beach, FL 33139

Uinta Settlement
----------------------------------

Uinta Oil & Gas Inc.             478,517                -             478,517
3954 East 200
North East Highway 40
Ballard, UT 84066

Pine Valley Exploration, Inc.     185,650               -             185,650
19307 West Warren
Detroit, MI 48228

Coconino, S.M.A., Inc.            247,500               -             247,500
1567 W. Silver Springs Road
Park City, UT 84098

Joseph H. Lorenzo                   5,000               -               5,000


Craig Phillips                     82,400               -              82,400
Ballard, UT

Robert Ballou     (5)              54,933               -              54,933


Stripper Operators Inc             60,000               -              60,000

Production Service Company         30,000               -              30,000

               Total           24,644,208          6,528,700       31,172,908

     (1) All Shares are beneficially owned and the sole voting and investment power is held by the persons named.

     (2) The number of shares beneficially owned by Kingsbridge will be modified to reflect the number of such shares acquired by Kingsbridge, if any, from time to time as set forth in a Prospectus Supplement to the Form S-1. Although the shares associated with the put option exercise will not be issued until such time as a put option exercise notice is given, pursuant to the terms of the Registration Rights Agreement, the Company is required to register all of the shares of Common Stock subject to the put option, as well as those into which the Kingsbridge Warrant is exercisable.

     (3) The Investor made partial conversion of its July Note in October 1998

     (4) Half of which warrants are "A" and half of which warrants are "B".

     (5) Robert Ballou is now employed as a geologist with the Company, but was not affiliated at the time the original transaction was concluded.

     The Company has agreed to indemnify the Selling Shareholders and the Selling Shareholders have agreed to indemnify the Company against certain civil liabilities, including liabilities under the Securities Act.

     None of the Selling Shareholders has had any position, office or other material relationship with the Company or any of its affiliates within the past three years.

     See Part II, Item 5. "Market for the Registrant's Common Stock and Related Security Holder Matters - (b) Recent Sales of Unregistered Securities."

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

         In April 1997, the Company acquired all of the outstanding capital stock of BAPCO, a privately-held company controlled by Sam L. Bass, Jr., who was then the Company's Chairman of the Board, President and Chief Executive Officer. Through this acquisition, the Company acquired, among other assets, ownership of all rights to the BAPCO Tool and assignment of the Chevron master service agreement. The Company issued 4,000,000 shares of Common Stock to Mr. Bass in exchange for the outstanding capital stock of BAPCO. In addition, the Company issued 3,000,000 shares of Common Stock to BEW, a company controlled by Mr. Bass, in connection with the assignment of the Chevron master service agreement. See "Business - Environmental Remediation Services." Mr. Bass transferred 12,500 of his shares to his son, Alfred L. Cotten, currently a Director of the Company.

     In June 1997, the Company issued 150,000 shares of its Common Stock to two independent consultants (75,000 each) in exchange for services valued at $28,125. One of the consultants, Robert McKnight subsequently became employed by BAPCO and now serves as the Acting Chief Financial Officer and a Director of the Company.

     In July 1997, the Company issued 1,500,000 shares of its Common Stock, 500,000 each, to James R. Callender, Sr., Noreen G. Wilson and William Beaton.

     In October 1998, the Company, under a mistaken interpretation of a contingent obligation of the Company to issue shares in connection with the efforts to close the Sao Tome contract, issued 2,000,000 shares to each of Sam
L. Bass, Jr., James R. Callender, Sr., Noreen Wilson and James A. Griffin. When it was discovered that such shares were issued in error, by vote of the Board of Directors, on December 18, 1998, such issuance was rescinded. Mr. Bass, Mr. Callender and Mr. Griffin have agreed to tender their shares immediately to the transfer agent for cancellation. The transfer agent has been notified to place a stop upon the shares of Ms. Wilson in the event her shares are not tendered in a timely fashion. On the same date, the Company issued 425,000 shares to Robert McKnight and 100,000 to Kenneth M. Waters in connection with their serving on the Board of Directors. Such shares are not subject to the rescission. Mr. Waters has tendered his shares back to the Company for cancellation because of tax considerations.

     From time to time, Noreen G. Wilson and James A. Griffin, while executive officers and directors of the Company, have advanced funds to the Company in the total amount of $1,469,559 through September 30, 1998, pursuant to 8.5% demand promissory notes, of which $724,377 was repaid through September 30, 1998, and $748,571 remains outstanding at September 30, 1998. Such notes are convertible into Common Stock at a conversion rate per share equal to the fair market value of a share of Common Stock at the time of the advance.

     ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K.

         (1)      Index to Exhibit Pages

     10.1 Master Service Order and Agreement, dated October 1, 1996, between the Company and Chevron U.S.A. Inc. [incorporated herein by reference from the Company's Annual Report on Form10-K for the fiscal year ended September 30, 1997, filed on December 29, 1997, Commission File No. 0-17325]

     10.2 Joint Venture Agreement, dated December 12, 1996, between the Company and Centram Marine Services, S.A. [incorporated herein by reference from the Company's Annual Report on Form10-K for the fiscal year ended September 30, 1997, filed on December 29, 1997, Commission File No. 0-17325]

     10.3  *  Letter  of  Intent  dated  May  18,  1997,  between  Environmental
Remediation  Holding  Corporation,   Procura  Financial  Consultants,   and  the
Democratic Republic of Sao Tome Principe.

     10.4 Joint Venture Agreement, dated July 28, 1997, between the Company and MIII Corporation. [incorporated herein by reference from the Company's Annual Report on Form10-K for the fiscal year ended September 30, 1997, filed on December 29, 1997, Commission File No. 0-17325]

     10.5 Memorandum of Agreement, dated September 30, 1997, between the Company, the Government of the Democratic Republic of Sao Tome & Principe, and Procura Financial Consultants, c.c. [incorporated herein by reference from the Company's Annual Report on Form10-K for the fiscal year ended September 30, 1997, filed on December 29, 1997, Commission File No. 0-17325]

     10.6 Form of Securities Purchase Agreement, dated as of October 15,1997, between the Company and each of the Purchasers listed therein, together with forms of the 5.5% Convertible Senior Subordinated Secured Note and Warrant to Purchase Common Stock.

     10.7 Form of Registration Rights Agreement, dated as of October 15, 1997, between the Company and each of the Purchasers listed therein.

     10.8 Private Equity Line of Credit Agreement, dated as of March 23, 1998, between the Company and Kingsbridge Capital Limited.

     10.9 Form of the Company's 12.% Convertible Note ("April 1998 Notes") [incorporated herein by reference, previously filed as an exhibit to Form 10-Q for the quarter ended March 31, 1998 , Commission File No. 0-18275]

     10.10 Form of the Company's Warrants ("April 1998 Warrants") [ incorporated herein by reference, previously filed as exhibit to Form 10-Q for the quarter ended March 31, 1998, Commission File No. 0-18275]

     10.11 Form of the Company's Warrants ("June 1998 Warrants) [previously filed as an exhibit to Form 10-Q for the quarter ended June 30, 1998, Commission File No. 0-17325]

     10.12 Form of the Company's 12% Convertible Note ("Second June 1998 Notes") [incorporated herein by reference, previously files as an exhibit to Form 10-Q for the quarter ended June 30, 1998, Commission File No. 0-17325]

     10.13  Form  of  the  Company's   Warrant  ("Second  June  1998  Warrants")
[incorporated herein by reference, previously files as an exhibit to Form 10-Q for the quarter ended June 30, 1998, Commission File No. 0-17325]

     10.14 Form of the Third June 1998 Financing Securities Purchase Agreement [incorporated herein by reference, previously files as an exhibit to Form 10-Q for the quarter ended June 30, 1998, Commission File No. 0-17325]

     10.15 Form of the Company's 5.5% Convertible Note ("Third June 1998 Notes" [incorporated herein by reference, previously files as an exhibit to Form 10-Q for the quarter ended June 30, 1998, Commission File No. 0-17325]

     10.16  Form  of  the  Company's   Warrant   ("Third  June  1998  Warrants")
[incorporated herein by reference, previously files as an exhibit to Form 10-Q for the quarter ended June 30, 1998, Commission File No. 0-17325]

     10.17 Form of the Third June 1998 Financing Registration Rights Agreement [incorporated herein by reference, previously files as an exhibit to Form 10-Q for the quarter ended June 30, 1998, Commission File No. 0-17325]

     10.18 Form of the July/August 1998 Financing Securities Purchase Agreement [incorporated herein by reference, previously files as an exhibit to Form 10-Q for the quarter ended June 30, 1998, Commission File No. 0-17325]

     10.19  Form  of  the   Company's  8%   Convertible   Note  ("July   Notes")
[incorporated herein by reference, previously files as an exhibit to Form 10-Q for the quarter ended June 30, 1998, Commission File No. 0-17325]

     10.20 Form of the Company's Warrant and Warrant Agreement ("July Warrants) [incorporated herein by reference, previously files as an exhibit to Form 10-Q for the quarter ended June 30, 1998, Commission File No. 0-17325]

     10.21 Form of the July/August 1998 Financing Registration Rights Agreement [incorporated herein by reference, previously files as an exhibit to Form 10-Q for the quarter ended June 30, 1998, Commission File No. 0-17325]

     10.22 Joint Venture Formation of the Sao Tome Principe National Petroleum Company executed July 9, 1998 (English translation) [incorporated herein by reference, previously files as an exhibit to Form 10-Q for the quarter ended June 30, 1998, Commission File No. 0-17325]

     10.23 * Settlement Agreement dated August 18, 1998 between the Company and Procura Financial Corporation relative to participation in Sao Tome

     10.24 * Technical Assistance Agreement by and among Democratic Republic of Sao Tome Principe and Sao Tome and Principe National Petroleum Company, S.A. and Mobil Exploration and Producing Services Inc. [Partially Redacted - Subject to a Confidential Treatment Application filed with the SEC]

     10.25 * Form of the Securities Purchase Agreement ("September 1998 Financing")

     10.26 * Form of the Company's 20% Convertible Note ("September 1998 Note")

     10.27 * Form of the Company's Warrant ("September 1998 Warrant") and the Warrant Agreement

     10.28 * Form of the Company's 12% Convertible Note ("October 1998
Notes")

     10.29 * Form of the Company's Warrants ("October 1998 "A" and "B" Warrants) and Warrant Agreement

     10.30 * Memorandum of Compromise and Settlement Agreement between Environmental Redmediation Holding Corporation, Pine Valley Exploration, Inc., Coconino, S.M.A., Inc., Uinta Oil & Gas, Inc., Craig Phillips, and Joseph H. Lorenz dated January 4, 1999.

     21.1 Subsidiaries of the Company. [Attached hereto]

     27.1 Financial Data Schedule.
- ------------------------------------
     * Incorporated herein by reference to Amendment 3 to the Company's Registration Statement on Form S- 1 expected to be filed on or about January 18, 1999.

     (B) List of Exhibits and Reports on Form 8-K and 8K/A incorporated by reference in this report:

                  Form 8K filed February 2, 1998

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lafayette, State of Louisiana, on the 13th day of January 1999.

                                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION


                                      By: /s/ James R. Callender, Sr.
                                   ------------------------------------------
                                               James R. Callender, Sr.
                                President, Chief Executive Officer and Director


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                           Title                          Date
- ---------                         -----                          ----

/s/ Sam. L. Bass, Jr.            Chairman of the Board          January 13, 1999
- ---------------------------    and Vice President
    Sam L. Bass, Jr.



/s/ James R. Callender, Sr.      President and Chief Executiv   January 13, 1999
- ---------------------------    Officer and Director
  James R. Callender, Sr.


/s/ Robert McKnight              Acting Chief Financial Officer January 13, 1999
- ---------------------------    President of BAPCO and
    Robert McKnight              Director (principal financial
                                 or accounting officer)


   /s/ James A. Griffin          Secretary, Treasurer and       January 13, 1999
- ---------------------------    Director
     James A. Griffin



/s/ William Beaton               Director                       January 13, 1999
- ---------------------------
      William Beaton


/s/ Alfred L. Cotten             Director                       January 13, 1999
-----------------------------
     Alfred L. Cotten

 /s/ Kenneth M. Waters           Director                       January 13, 1999
------------------------------
     Kenneth M. Waters