Form 10-K/A
period 1998-09-30
ENVIRONMENTAL REMEDIATION HOLDING CORP
filed 1999-01-29
CIK 799235

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                 Amendment No. 1
                                       To
                                    Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 1998

                           Commission file No. 0-17325


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

Issuer's revenues for its most recent Fiscal year: $99,278.

The aggregate market value of the 15,840,832 voting stock held by non-affiliates of the Registrant as of September 30, 1998 was $4,435,433 (assuming solely for the purpose of this calculation that all directors, officers and greater than 5% stockholders of the Registrant are "affiliated").

The number of shares outstanding of the Registrant's Common Stock, par value $.0001 per share, as of September 30, 1998 was 25,999,900.

                       Documents Incorporated by Reference

                                See Exhibit List

                                     PART I

ITEM 1.           DESCRIPTION OF THE BUSINESS

         The Company is an independent oil and gas company whose predecessor was formed in 1995. In 1997, the Company focused on acquiring and servicing marginally-producing oil and natural gas properties which contained the potential for increased value through workovers and secondary recovery operations utilizing the Company's proprietary horizontal drilling tool. Lower oil prices and increasing equipment costs in 1998 have reduced the economic feasibility of these activities at this time. The Company also focused on providing a full range of environmental remediation and "plug and abandonment" services to the oil and gas industry. More recently, the Company has refocused its activities and has begun to acquire interests in non-producing oil and gas properties, particularly high potential international prospects in known oil-producing areas, which could benefit from the Company's experienced executive team in managing the exploration of possible reserves.

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

         In addition, the Company acquired in February and March 1997 leases in oil fields located in Rusk County and Wichita County, Texas. These oil fields, which together comprise approximately 1,200 acres and 200 wells, have reserves verified by Dr. Joseph Shoaf, P.E., an independent reservoir engineer. The Company estimates that, after reworking the wells using various techniques including its proprietary drilling tool, these wells could produce from 500 to 800 barrels of oil per day. Through December 1997, the Company had recompleted 18 oil wells and is currently producing and selling oil from the Wichita County field. Of these wells, 13 had mechanical failures. The Company is evaluating feasible economic options including the potential sale of the Rusk County and Wichita County properties.

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

         To further penetrate the environmental remediation services market in Louisiana. In February 1998, the Company sought to acquire a 70% equity interest in Ven Virotek, Inc., a Louisiana corporation ("Virotek"), from its sole shareholder, Recycling Remedies, Inc. Virotek owns and operates a NORM solid waste disposal site in Houma, Lousiana and holds permits from Louisiana environmental authorities to dispose of salt water, brine and naturally occurring waste products. In March 1998, Virotek obtained two contracts from the U.S. Department of Energy to dispose of salt water brine from the strategic petroleum reserves located in Houma, Louisiana. Under the contracts, it is contemplated initially that a total of 475,000 barrels of brine will be shipped to Virotek for disposal, and Virotek will receive $1.00 per barrel for its services. In August, 1998, this acquisiton was canceled because during the due diligence process the Company discovered (1) serious unresolved environmental issues, (2) greater refurbishment expenses than originally estimated and (3) larger liabilities than originally represented.

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

     Beginning in the early 1990's, the combination of secondary recovery of oil reserves in conjunction with environmental remediation of abandoned oil wells have became major items of interest in the oil and gas industry. According to current industry statistics, it is estimated that only 7.5% to 15% of total oil reserves are recovered in primary drilling operations due to the significant incremental costs involved in exploiting far-reaching reservoirs of an oil formation. Following primary production, large independent oil companies have typically outsourced some or all of the required "plug and abandonment" work to third party contractors. By conducting enhanced primary or secondary recovery operations utilizing the BAPCO Tool on the otherwise abandoned wells, the Company believes that it is able to effectively extend the economic life of an oil field and increase existing oil recovery by up to 30%, prior to formal abandonment. The Company, which provides primary and secondary recovery, "plug and abandonment" operations and environmental remediation services, believes that, in the United States alone, there are hundreds of oil and natural gas fields which could benefit from these services. The Company continues to believe that at such time as oil prices rise to suitable levels, such activities represent a potentially stable revenue source for them.

Growth Strategy

         The Company's goal is to maximize its value through profitable growth in its oil and gas reserves and production. The Company has taken steps to achieve this goal through its growth strategy of: (i) managing the exploration, exploitation and development of non-producing properties in known oil-producing areas, such as the Gulf of Guinea in West Africa, with industry or government partners, (ii) at such time as oil prices are more favorable, continuing to pursue environmental remediation service contracts for oil and gas well rework and "plug and abandonment" services in the United States and internationally, and (iii) exploiting the BAPCO Tool.

         Key elements of the Company's growth strategy include:

(1) Manage High Potential International Prospects. The Company seeks to manage the overall exploration activities for high potential international prospects in known oil-producing areas. By managing these projects, the Company seeks to share the risks inherent in exploratory drilling with industry and government partners. The Company's international exploration activities target significant long-term reserve growth and value creation, such as the Company's joint venture with Sao Tome. The Company also plans to pursue offshore transportation and logistic support services in connection with its international prospects.

(2) Pursue Additional Environmental Remediation Contracts. The Company continues to pursue new environmental remediation contracts in the United States and abroad, directly and through joint ventures. The
         Company believes it possesses competitive advantages including the availability and condition of equipment to meet both special and general customer needs, the availability of trained and licensed personnel with the required specialized skills, the overall quality of its service and safety record and the ability to offer ancillary services, such as "plug and abandonment" services.

(3) Exploit the BAPCO Tool. The Company has an experienced management and engineering team that focuses on acquisitions of projects where the BAPCO Tool can be utilized to enhance primary and secondary recovery projects. The Company has had an 80% success ratio for improved production from wells on which the tool has been used.

Summary of Properties

         A summary of the Company's oil and gas properties is as follows:

                                                                                          Anticipated
                                                                                          Investment
                                                 Date                                       to Make        Anticipated
Property            Nature of Interest           Acquired        Cost                     Operational      Operational  Date
------------------- -------------------------------------------- ------------------- --------------------- -------------------------
Sao Tome            Joint Venture to drill       May 1997        $5,000,000          $2,200,000 (1)        Undetermined as of
                    and develop fields                           concession                                this time. STPETRO
                                                                 fee,                                      formed and Technical
                                                                 $4,000,000 of                             Agreement
                                                                 which has
                                                                 been paid (2)
------------------- -------------------------------------------- ------------------- --------------------- -------------------------
Nueces River        37.5% interest in a          Oct 1997        $200,000 and        $650,000 (3)          To be determined
Natural Gas         49,000 acre natural                          50,000 shares                             upon completion of
Prospect,           Texas gas lease                              of Common                                 negotiations with two
                                                                 Stock                                     potential farm-out
                                                                                                           partners

------------------- -------------------------------------------- ------------------- --------------------- -------------------------
Rusk and            Leases in Oil fields         February        500,000             Currently             5 wells currently
Wichita                                          and March       shares              Operational           Operational
County Oil                                       1997            Common
Fields, Texas                                                    Stock
------------------- -------------------------------------------- ------------------- --------------------- -------------------------
Uintah and          Joint Venture with           July 1997       $55,000 and         Minimum               (5)
Ouray               MIII Corporation to                          contemplated        $1,000,000 to
Reservation         develop and operate                          issuance of         $1,500,000
(MIII Project)      335 wells                                    250,000 shares
Utah                                                             of Common
                                                                 Stock to MIII
------------------- -------------------------------------------- ------------------- --------------------- -------------------------
Uinta Project,      Net revenue interests        September       $250,000 and        Currently             6 wells currently
Utah                ranging from 76% to          1997            1,000,000           Operational (6)       operational
                    84% (and 100%                                shares
                    working interest on all                      Common
                    but 2 wells) in oil and                      Stock
                    gas properties of                            (7)
                    approximately 13,680
                    acres, with 22 wells
------------------- -------------------------------------------- ------------------- --------------------- -------------------------

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

         Sao Tome

         In May 1997, the Company entered into an exclusive joint venture with Sao Tome, a member of the United Nations, to manage the exploration, exploitation and development of the country's potential oil and gas reserves in the Gulf of Guinea. Sao Tome is comprised of two principal islands which straddle the equator in the prolific petroleum- producing region of the Gulf of Guinea. The Sao Tome islands are located approximately 200 miles west of mainland Gabon, and southwest of Equatorial Guinea and Cameroon, and are located directly on a well-known geologic feature known as the "Cameroon Volcanic Line."

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

AMCO Montenegro

         In April 1998 the Company  agreed to enter into a 50/50  joint  venture with a privately held Delaware corporation, AMCO Montenegro, Inc., and its related ABC Group of companies ("AMCO") to construct and operate an "Off-Shore Logistics Center" for the oil industry in the Gulf of Guinea, on the Island of Sao Tome. AMCO Montenegro is a construction company based in Virginia. Due to political conflict, the parties were uanble to finalizing the agreements. In April 1998, Jugobanks AD Podgorica of Montenegro agreed to finance $50,000,000 for the construction of the "Off-Shore Logistics Center" in Sao Tome. When funds were blocked because of war in the region, the Company terminated its tentative agreement with AMCO since AMCO could not perform at the time performance was required. In April 1998, the Government of Sao Tome and the Company filed their EEZ coordinates with the United Nations. The Company continues to maintain the right to construct the Off-Shore Logistics Center and is seeking an appropriate joint venture partner for the project There can be no assurance that the financing or an appropriate partner will be available for this project.
 .
Workover and Recovery Activities

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

         Nueces River Natural Gas Prospect

     The Company  has a 37.5%  working  interest  in a 49,000  acre  natural gas lease, known as the "Nueces River Prospect," in the Nueces River area of McMullen and LaSalle counties in south Texas, one of the largest producing natural gas areas in the United States. In December 1997, the Company re-entered the first of two existing shut-in wells on the property, and expected to ultimately recover up to 5 BCF per well using 5% of the estimated possible gas in place. Due to mechanical failure, this well has been shut in again. The daily production rates, as well as the anticipated operational dates, from the second well cannot be determined until the completion of the reentry. Following revitalization, the Company estimates that such well has the possibility of producing in excess of 500 MCF (million cubic feet) of natural gas per day. A 20-inch diameter Transcontinental Gas Pipeline is located approximately three miles from the wells to provide access to a gas market. The Company jointly operates the field with Autry Stephens & Co., a large independent operator in west and south Texas. The Company acquired its interest in the Nueces River Project in October 1997 in consideration for $200,000 and the issuance of 50,000 shares of Common Stock. In November 1998, the Company issued 491,646 shares of its restricted stock to Autrey Stephens & Co. in lieu of payment of $338,007 which represented the Company's share of the costs to reenter the first well. In addition, the Company issued 249,536 shares of its restricted stock to Hinge Line Inc. in lieu of payment of $171,556 which Hinge Line Inc. had paid on behalf of the Company as the Company's share of the yearly option fee which is due each April for retention of the option on the remaining 49,000 acres. This option fee is due each April for a period of 4 years at a total payment of $343,000 per year. The Company is currently meeting with two potential farm-out partners to work the project and believes it has negotiated an arrangement to drill additional wells on the northern and southern portions of this leasehold.

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

Reserves
         The following table sets forth estimates of the proven oil and gas reserves (gross) of the Company as of December 31, 1998:

                                                                                                         Oil Equivalent
                                                  Oil                             Gas                    --------------
                                   ------------------------------    ------------------------------       (millions of
                                         (millions of barrels)             (billion cubic feet)             barrels)
           Field (1)                Developed  Undeveloped  Total    Developed  Undeveloped  Total           Total
           -----                    ---------  -----------  -----    ---------  -----------  ------         ------
Nueces River Prospect, Texas.        -              -         -         -            -         -               -
Rusk County Field, Texas.....        -              -         -         -            -         -               -
Wichita County Field, Texas..        -              -         -         -            -         -               -
Uintah & Ouray Reservation,
   Utah.......................       -              -         -         -            -         -               -
Uinta Project, Utah..........        -              -         -         -            -         -               -
                                    ---           -----     -----      ----        -----     -----           -----
         Total.............          -              -         -         -            -         -               -
                                  ======          =====     =====     =====        =====      ====            ====

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

         The reserve data set forth in this Prospectus represent only estimates. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates of different engineers often vary. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of such estimate. Accordingly, reserve estimates often differ from the quantities of oil and natural gas that are ultimately recovered. The meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they were based.

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

         The Company's oil and gas properties and reserves are described in Part I, Item 1. Description of the Business.

ITEM 3.           LEGAL PROCEEDINGS

     Piedra Drilling Company, Inc. ("PDC") commenced an action against the Company in Denver, Colorado in July 1997. PDC brought this action to enforce a contract for the issuance of 450,000 shares of the Company's common stock in consideration for the sale by PDC to the Company of certain drilling equipment and designs. The Company did not issue the shares to PDC because the necessary equipment and designs were not delivered and/or validly assigned to the Company. PDC obtained a default judgment in the amount of approximately $1.2 million, which was vacated in November 1997. Colorado counsel for the Company filed an answer, counterclaims and discovery demands in November 1997. The Company believed it has a number of meritorious defenses and potential counterclaims and vigorously defended this action. This case went to trial in August 1998 in Denver and judgment was found in favor of the Company. The award is in excess of $17,000, however, there local counsel believes that such judgment may not be recoverable since PDC has few assets. The time for appeal has lapsed and the Company is evaluating whether to seek recovery on the judgment.

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
                                                                  High      Low
                                                                  ----      ----
Fiscal Year 1996
4th Quarter (August 23 - September 30, 1996) .............       $5-3/4   $5-1/4

Fiscal Year 1997
1st  Quarter (October 1 - December 31, 1996)..............        5-1/2      1/4
2nd Quarter (January 1 - March 31, 1997)..................        2-1/2     5/16
3rd  Quarter (April 1 - June 30, 1997)....................        5/8       7/32
4th  Quarter (July 1 - September 30, 1997)................        5-3/8     5/16

Fiscal Year 1998
1st  Quarter (October 1 - December 31, 1997)..............         3-3/8   1-3/8
2nd Quarter (January 1 - March 31, 1998) .................        2-3/16     7/8
3rd Quarter (April 1 - June 30, 1998) ....................        1-3/4    41/64
4th  Quarter (July 1 - September 30, 1998)................        1-1/8    11/16

Fiscal Year 1999
1st Quarter (October 1, - December 31, 1998)...............        53/64     1/4

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
                              (1)                                               private placement (14 purchasers)

10/97     Common Stock        1,000,000          Oil reserves and               1. Uinta Oil & Gas, Inc
                              (2                 equipment                      2. Pine Valley
                                                 Valued at $2,000,000              Exploration,    Inc.
                                                                                3. Coconino, S.M.A.,
                                                                                   Inc.
                                                                                4. Joseph H. Lorenzo

10/97     Common Stock        112,599            $123,109                       Purchasers in Rule 506
                              (1)                                               private placement (6 purchasers)

10/97     5.5% Convertible    $4,300,000         $4,300,000                     Accredited institutional
          Senior              principal                                         investors
          Subordinated        amount;                                           (10 institutions)
          Notes               convertible
                              into up
                              to 3,440,000
                              shares of
                              Common Stock (1)

10/97     Warrants to         Exercisable        No additional                  Accredited institutional
          Purchase            into 283,800       consideration                  investors
          Common              shares of                                         (11 institutions)
          Stock (1)           Common Stock

10/97     Common Shares       100,000            For consulting                 Kenneth M. Waters
                                                 services valued at
                                                 $295,000

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
                              (1)                                               Private placement
                                                                                (2  purchasers)

2/98      Common Shares       84,664             For services valued at         Purchasers in Rule 506
                                                 $21,999                        Private Placement
                                                                                (5 purchasers)

2/98      Common Shares       23,200             Consulting Services            Jerome Rappaport
                                                 Valued at $28,496              Andrew Racz

3/98     Warrant to          Exercisable        In connection with              Kingsbridge Capital
          Purchase            into 100,000       entering into Investors        Limited
          Common Stock        shares of          Agreement
                              Common
                              Stock (1)

3/98      Common Stock        300,000            $236,250                       Purchasers in Rule 506
                              (1)                                               Private Placement
                                                                                (1 Purchaser)

4/98      12.0%               $300,000;          $300,000                       Accredited investors
          Convertible         convertible                                       (9 institutions)
          Notes               into up to
                              200,000 shares of
                              Common Stock
                              (1)

 4/98     Warrants to         Exercisable        No additional                  Accredited investors
          purchase            into 210,000       consideration                  (9 institutions)
          Common Stock        shares (1)

 6/98     Warrants to         Exercisable        $200,000                       Accredited investors
          purchase            into 1,050,000                                    (3 institutions)
          Common Stock        shares (1)

 6/98     12.0%               $425,000;          $425,000                       Accredited investors
          Subordinated        convertible                                       (5 institutions)
          Convertible         into up to
          Notes               425,000 shares
                              of Common
                              Stock (1)

 6/98     Warrants to         Exercisable        No additional                  Accredited investors
          purchase            into 531,250       consideration                  (5 institutions)
          Common Stock        shares (1)

 6/98     5.5%                $1,293,750         $1,250,000                     Accredited investor
          Convertible         convertible                                       (1 institution)
          Notes               into up to
                              1,798,124 shares
                              of Common
                              Stock  (1)

 6/98     Warrants to         Exercisable        No additional                  Accredited investor
          purchase            into 230,000       consideration                  (1 institution)
          Common Stock        shares (1)

6/98      Common Shares       234,200            $135,600                       Purchasers in Rule 506
                              (1)                                               Private placement
                                                                                (15 purchasers)

6/98      Common Shares       62,420             For services                   Jerome Rappaport
                                                 Valued at $31,884              Ilona Minovskiy
                                                                                Yvonne Montiel
                                                                                Assonta LoGiudice
                                                                                Maria Cardenas
                                                                                HWK Consultants, Inc.

7/98      8.0%                $2,485,000         $2,485,000                     Accredited Investors
          Convertible         convertible                                       (10 Institutions)
          Notes               into up to
                              3,303,840 Shares
                              of Common
                              Stock (1)(3)

7/98      Warrants            Exercisable        No additional                  Accredited Investors
          to purchase         into 223,650       consideration                  (10 Institutions)
          Common Stock        shares (1)

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
                              (1)                                               Private Placement
                                                                                (9 Purchasers)

8/98      Common Stock        50,000             Consulting Services            Andrew Racz
                                                 Valued at $25,000

8/98      Common Stock        4,700              Consulting Services            Jerome Rappaport
                                                 Valued at $2,350

8/98      Common Stock        50,000             Penalty due on                 Don Hillin
                                                 Payment made
                                                 By Hinge Line, Inc.
                                                 In April to continue
                                                 Option on 49,000
                                                 Acres, valued at
                                                 $47,656

8/98      Common Stock        525,000            In connection with             1.   Robert McKnight -
                                                 Services on the Company's                 425,000
                                                 Board of Directors             2.   Kenneth Waters-
                                                 Valued at $446,250                       100,000
                                                 (4)

9/98      Common Stock        249,536            Payment on                     Hinge Line Inc.
                                                 Nueces in lieu of
                                                 Balance due of
                                                 $171,556

9/98      Common Stock        491,646            Payment on                     Autry C. Stephens
                                                 Nueces in lieu of
                                                 Balance due of
                                                 $338,007

10/98     20.0%               $500,000           $500,000                       Accredited Investor
          Convertible         convertible                                         (1 Institution)
          Note                into up to
                              500,000 Shares
                              of Common Stock
                              (1)

10/98     Warrants            Exercisable        No additional                  Accredited Investor
          to purchase         into 1,500,000     consideration                  (1 Institution)
          Common Stock        shares (1)

10/98     12.0%               $800,000           $800,000                       Accredited Investors
          Convertible         convertible                                       (4 Institutions)
          Notes               into up to
                              640,000 Shares
                              of Common
                              Stock    (1)

10/98     Warrants            Exercisable        No additional                  Accredited Investors
          to purchase         into               consideration                  (4 Institutions)
          Common Stock        2,400,000
                              shares (1)

10/98     Common Stock        109,000            Consulting Services            R&S Environmental
                                                 Valued at $45,984              Inc.

10/98     Common Stock        8,000,000          In consideration               1.  Sam Bass -
                                                 Of services to the                 2,000,000
                                                 Company relative               2.  Jim Callender -
                                                 To the finalization                2,000,000
                                                 Of contracts with              3.  Noreen Wilson -
                                                 Sao Tome and Mobil                 2,000,000
                                                 Not Valued (5)                 4.  Jim Griffin -
                                                                                    2,000,000

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

     (4) Mr. Waters has returned his 100,000 shares to the Company due to personal tax considerations, therefore no value has been attributed to such shares.

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

                                  Fiscal Years ended September 30,
Statement of
Operations Data              1996               1997 (1)                1998 (2)
Revenues:
Environmental
Remediation
Services                 $        0       $       108,944          $     65,404
Crude Oil sales                   0                     0                     0
Other Income                 60,477                 7,331                33,874

Operating expenses          789,225            17,029,327            11,681,706
Income before
taxes and
extraordinary items        (728,748)          (16,913,052)          (11,582,428)
Provision (benefit)
for income items                  0                     0                     0
Net income (loss) (3)      (728,748)          (16,913,052)          (11,582,428)
Net income (loss)
per share                     (0.30)                (1.61)                (0.46)
Weighed average
common stock
outstanding                2,469,511            10,500,293           24,970,815
Balance Sheet Data (at end of period)
Property and
equipment                  3,477,000             4,351,185            6,654,662
Total Assets               3,477,000             4,894,936           11,691,218
Total Liabilities              6,730             1,748,376           12,922,127
Stockholders equity          347,270             3,146,560           (2,730,909)
-------------

     (A) The Company acquired 100% of the issued and outstanding common stock of ERHC, effective August 19, 1996, in a reverse triangular merger, which has been accounted for as a reorganization of ERFC. See Note 1 to Notes to Consolidated Financial Statement.

     (B) On April 9, 1997, the Company acquired 100% of the issued and outstanding common stock of Bass American Petroleum Company, which was accounted for as a purchase. See "The Company."

     (C) The net cash operating loss of the Company was $4,849,236 and $1,283,900 for the fiscal years ended September 30, 1998 and 1997, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations."

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

Overview

         The Company is an independent oil and gas company engaged in the exploration, development, production and sale of crude oil and natural gas properties with current operations focused in Texas, Utah and Sao Tome in West Africa. The Company's goal is to maximize its value through profitable growth in its oil and gas reserves and production. The Company has taken steps to achieve this goal through its growth strategy of: (i) managing the exploration, exploitation and development of non-producing properties in known oil-producing areas, such as the Gulf of Guinea in West Africa, with industry or government partners, (ii) at such times as pil prices are more favorable, continuing to pursue environmental remediation service contracts for oil and gas well rework and "plug and abandonment" services in the United States and internationally and
(iii) exploiting the BAPCO Tool.

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

         The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing elsewhere in this Prospectus.

Results of Operations

     Fiscal Year Ended September 30, 1998 compared to Fiscal year Ended September 30, 1997

         During fiscal 1998 the Company incurred a net loss of $11,582,428, compared to a net loss of $16,913,052 in fiscal 1997, reflecting the Company's increased level of business operations. In fiscal 1998 a total of $935,916 was accrued, but not paid in cash, as compensation to three officers of the Company. Depreciation and depletion equaled $504,314 in fiscal 1998 compared to $273,000 in fiscal 1997. Amortization of the beneficial conversion feature discount on convertible debt was $1,364,063 for the period ended September 30, 1998 compared to $0 for the period ended September 30, 1997. The net cash operating loss of the Company for fiscal 1998 was $4,849,236 compared to $1,283,879 for fiscal 1997.

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

         The Company had revenues of $99,278 in fiscal 1998 compared to $116,275 in fiscal 1997. Included in fiscal 1998 were preparatory expenses of approximately $200,000 related to the cost of bringing a delegation of government officials, including the Prime Minister of Sao Tome, to the United States for meetings with various committees of the United Nations and the United States government, determining the boundaries of the concession and facilitating the passage of a law in Sao Tome regarding the boundaries of the country.

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

         In October 1997, the Company acquired a 37.5% interest in a 49,000 acre natural gas lease, known as the "Nueces River Prospect," in the Nueces River area of south Texas. The Company paid $200,000 and issued 50,000 shares of its common stock to acquire the lease. The Company has spent more than $200,000 reworking the first of two existing shut-in wells on the property. Due to mechanical failure downhole, this well has been shut in again. In 1998, the Company planned on spending $650,000 to $1,200,000 to make the wells operational, utilizing funds to be acquired under the Investment Agreement with Kingsbridge. See "The Company --- The Kingsbridge Equity Line of Credit Agreement." The Company is currently considering whether to conduct geophysics surveys to aid in the selection of future drilling locations. The Company believes that, assuming the entire lease is productive, there are about 75 locations to be drilled. In 1998, depending on the availability of funding, the Company expected to drill 15 to 20 new wells at this site, at a cost of approximately $650,000 to $1,200,000 per well. The Company is responsible for only half of the drilling cost of each well, as it shares this cost with its operational co-venturer, Autry Stephens & Co. The operational dates, as well as the daily production rates, of the second well cannot be determined until the completion of the reentry. The Company is currently meeting with two potential farm-out partners to work the project and believes it will negotiate arrangements to drill additional wells on the northern and southern portions of the leasehold.

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

Net Operating Losses

         The Company has net operating loss carryforwards of $29,224,228 which expire in the years 2010 through 2013. The Company has a $11,595,000 deferred tax asset resulting from the loss carryforwards, for which it has established a 100% valuation allowance. Until the Company's current operations begin to produce earnings, it is unclear as to the ability of the

Company to utilize such carryforwards.

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

Forward-Looking Statements

         This Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-K which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), wells to be drilled or reworked, oil and gas prices and demand, exploitation and exploration prospects, development and infill potential, drilling prospects, expansion and other development trends of the oil and gas industry, business strategy, production of oil and gas reserves, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-K are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward- looking statements.

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

Supplementary information ..................................................F-16

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


                                                   Durland & Company, CPAs, P.A.

Palm Beach, Florida
January 21, 1999

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                           Consolidated Balance Sheets
                                                       1997            1998
                                             -----------------   ---------------
                       ASSETS
CURRENT ASSETS
  Cash                                        $       327,743    $       36,359
  Restricted cash                                           0            18,826
  Accounts receivable                                       0           193,736
  Prepaid expenses and other current assets           215,708           256,059
                                            -------------------- ---------------
    Total current assets                              543,451           504,980
                                            -------------------- ---------------
PROPERTY AND EQUIPMENT
   Oil and gas properties                            515,625          1,240,175
   Equipment                                       4,220,000          6,435,113
   Deposit on purchase of equipment                  136,560                  0
                                          --------------------   ---------------
     Total property and equipment
before depreciation and depletion                  4,872,185          7,675,288
   Less: accumulated depreciation and depletion     (521,000)        (1,020,626)
                                            -------------------- ---------------
      Net  property and equipment                  5,393,185          6,654,662
                                            -------------------- ---------------
OTHER ASSETS
   Master service agreement                             300                 300
   Investment in STPetro, S.A.                            0              49,000
   Due from STPetro, S.A.                                 0             452,276
   DRSTP concession fee                                   0           4,000,000
   Deferred offering costs                                0              30,000
                                            -------------------- ---------------
    Total other assets                                  300           4,531,576
                                            -------------------- ---------------
Total Assets                                $     5,936,936       $  11,691,218
                                           ==================== ================

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
   Stockholder loans payable                $       465,094       $     731,328
   Note payable - bank                              175,000                   0
   Current portion of long-term debt                      0             308,636
   Suspended revenue                                      0             141,409
   Accounts payable and accrued liabilities :
       Accounts payable                             111,054           1,365,764
       Accrued officer salaries                     960,000           1,673,985
       Accrued interest                              37,228           1,116,196
                                           -------------------- ----------------
    Total current liabilities                     1,748,376           5,337,318
                                           -------------------- ----------------
LONG TERM LIABILITIES
   Long term loans                                        0              41,631
   Convertible debt, net                                  0           7,543,178
                                           -------------------  ----------------
    Total long term liabilities                           0           7,584,809
                                           -------------------- ----------------
Total Liabilities                                 1,748,376          12,922,127
                                          --------------------  ----------------
Common stock issued under a repurchase
agreement; issued and outstanding
1,000,000 and 750,000 shares                      2,000,000           1,500,000
                                         --------------------   ----------------
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.0001  par value;
authorized 10,000,000 shares; none
issued and outstanding                                   0                   0
Common stock, $0.0001 par value;
authorized 950,000,000 shares; issued
and outstanding  21,989,526 and 25,999,900           2,199                2,600
Additional paid-in capital in excess of par     19,952,865           25,020,717
Additional paid-in capital - warrants                    0              207,502
Deficit                                        (17,645,204)         (29,224,228)
Stock subscriptions receivable                    (913,300)                   0
Beneficial conversion feature                            0            1,387,500
Deferred compensation, net                        (250,000)            (125,000)
                                         --------------------  -----------------
Total Stockholders' Equity (Deficit)             1,146,560           (2,730,909)
                                         --------------------  -----------------
Total Liabilities and Stockholders'
Equity (Deficit)                         $       4,894,936     $     11,691,218
                                        ====================   =================

    The accompanying notes are an integral part of the financial statements

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                      Consolidated Statements of Operations

                                                                            Year ended September 30,
                                                           -----------------------------------------------------------
                                                                1996                 1997                  1998
                                                           ---------------       -------------       -----------------
REVENUE
Environmental remediation services                      $                0      $      108,944     $            65,404
Crude oil                                                                0                   0                       0
Other income                                                        60,477               7,331                  33,874
                                                           ---------------       -------------       -----------------
  Total revenue                                                     60,477             116,275                  99,278
                                                           ---------------       -------------       -----------------
COSTS AND EXPENSES
Compensation :
     Officers                                                      147,326           1,185,000               1,793,000
     Directors                                                           0           3,492,981                 446,250
Consulting fees                                                    337,956           8,883,356                 920,723
Geological data and reports                                              0           2,008,848                   8,000
General and administrative expense                                  55,943           1,145,355               5,533,916
Depreciation and depletion                                         248,000             273,000                 499,626
Interest expense                                                         0              40,787               2,480,191
                                                           ---------------       -------------       -----------------
  Total costs and expenses                                         789,225          17,029,327              11,681,706
                                                           ---------------       -------------       -----------------

Net loss                                                $        (728,748)      $ (16,913,052)     $      (11,582,428)
                                                           ===============       =============       =================

Weighted average number of shares outstanding                    2,469,511          10,500,293              24,970,815
                                                           ===============       =============       =================

Net loss per share - basic                              $          (0.30)       $       (1.61)     $            (0.46)
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

                                Common Stock                                Beneficial                                  Total S/H
                                                                     APIC     Conv.    Stk.Subs.  Def'd     Accum.       Equity
                                                         APIC      Warrants  Feature   Rec'vable Comp.     Deficit      (Deficit)
                                -------------------- ------------ -------- ----------- --------- -------- ------------ -------------
                                Number
                                of Shares    Amount
                                ------------ ------- ------------ -------- ----------- --------- --------- ------------ ------------
BALANCE, September 30, 1995     1,639,450    $  164      499,924        0           0         0  (500,000)     (3,404)       (3,316)

Common stock issued for :
10/95 - equipment                 744,000        74    3,719,926        0           0         0         0            0    3,720,000
1st quarter - cash                 20,000         2       49,998        0           0         0         0            0       50,000
08/96 - reverse merger            356,317        36     (243,366)       0           0         0         0            0     (243,330)
08/96 - S-8 services               73,277         7       73,270        0           0         0         0            0       73,277
4th quarter - cash and services   406,330        41      529,846        0           0         0         0            0      529,887
09/96 - deferred comp. amort.           -         0            0        0           0         0    72,500            0       72,500
  Net loss                              -         0            0        0           0         0         0    (728,748)     (728,748)
                                ------------ ------- ------------ -------- ----------- --------- --------- -----------  ------------

BALANCE, September 30, 1996     3,239,374       324    4,629,598        0           0         0  (427,500)   (732,152)    3,470,270

Common stock issued for :
03/97 - oil wells/leases          500,000        50      515,575        0           0         0         0            0      515,625
2nd quarter - services          1,900,000       190    1,474,810        0           0         0         0            0    1,475,000
04/97 - Chevron contract        3,000,000       300            0        0           0         0         0            0          300
04/97 - contributed to corp      (100,000)      (10)     (99,990)       0           0         0         0            0     (100,000)
04/97 - BAPCO acquisition       4,000,000       400      499,600        0           0         0         0            0      500,000
3rd quarter - services          2,992,981       299    1,933,307        0           0         0         0            0    1,933,606
09/97 - cash stk subs rec'v     1,201,171       120    1,282,460        0           0  (913,300)        0            0      369,280
4th quarter - services          4,235,000       423    9,022,608        0           0         0         0            0    9,023,031
4th quarter - cash              1,021,000       103      694,897        0           0         0         0            0      695,000
09/97 - deferred comp. amort.           -         0            0        0           0         0   177,500            0      177,500
  Net loss                              -         0            0        0           0         0         0 (16,913,052)  (16,913,052)
                                ------------ ------- ------------ -------- ----------- --------- --------- -----------  ------------

BALANCE, September 30,  1997   21,989,526     2,199   19,952,865        0           0  (913,300) (250,000)(17,645,204)    1,146,560

Common stock issued for :
10/97 - stock subs rec'd                -         0            0        0           0   913,300         0            0      913,300
10/97 - Uinta acquisition       1,000,000       100    1,999,900        0           0         0         0            0    2,000,000
10/97 - Nueces acquisition         50,000         5      148,745        0           0         0         0            0      148,750
11/97 - bene conv feat create           -         0            0        0   1,075,000         0         0            0    1,075,000
1st quarter - services            355,000        36      921,964        0           0         0         0            0      922,000
1st quarter  - cash               177,008        18      167,676        0           0         0         0            0      167,694
01/98 - building equity            24,000         2       69,998        0           0         0         0            0       70,000
2nd quarter - services             23,200         2       28,494        0           0         0         0            0       28,496
2nd quarter - cash                666,664        67      438,432        0           0         0         0            0      438,499
06/98 - bene conv feat create           -         0            0        0     312,500         0         0            0      312,500
3rd quarter  - services           162,420        16      102,868        0           0         0         0            0      102,884
3rd quarter - cash                234,200        23      135,577  200,000           0         0         0            0      135,600
09/98 - accounts payable          491,646        49      337,958        0           0         0         0            0      338,007
09/98 - option fee and penalty    229,536        30      219,193        0           0         0         0            0      219,223
4th quarter - services            479,700        48      473,552        0           0         0         0            0      473,600
4th quarter - cash                 47,000         5       23,495    7,502           0         0         0            0       23,500
09/98 - deferred comp. amort            -         0            0        0           0         0   125,000            0      125,000

    Net loss                            -         0            0        0           0         0         0 (11,343,788)  (11,343,788)
                                ------------ ------- ------------ -------- ----------- --------- --------- ------------ ------------
BALANCE September 30, 1998     25,999,900    $2,600   25,020,717  207,502   1,387,500         0  (125,000)(28,988,992)   (2,495,673)
                               ===========   ======= ============ ======== =========== ========= ========= ============ ===========

Common stock issued under a  repurchase agreement:
BALANCE, September 30, 1996             0    $    0            0        0           0         0         0            0            0
7/97 - DRSTP info               1,000,000       100    1,999,900        0           0         0         0            0    2,000,000
                             ------------    ------- ------------ -------- ----------- --------- --------- ------------ ------------
BALANCE, September 30, 1997     1,000,000       100    1,999,900        0           0         0         0            0    2,000,000
12/97 - cash repurchase          (250,000)        0     (500,000)       0           0         0         0            0     (500,000)
                              ------------   ------- ------------ -------- ----------- --------- --------- ------------ ------------
BALANCE, September 30, 1998       750,000    $  100    1,499,900        0           0         0         0            0    1,500,000
                              ============   ======= ============ ======== =========== ========= ========= ============ ============

    The accompanying notes are an integral part of the financial statements

                ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                      Consolidated Statements of Cash Flows

                                                                                            Years ended September 30,
                                                                             -------------------------------------------------------
                                                                                   1996               1997                1998
                                                                             ----------------   -----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                    $       (728,748)  $     (16,913,052)  $    (11,579,024)
Adjustments to reconcile net loss to net cash used by operating activities:
    Amortization of deferred compensation                                              72,500             177,500            125,000
    Amortization of bene. conv. feat. and conv. debt expenses                               0                   0          1,518,243
    Stock issued for services rendered                                                385,000          12,292,829          1,526,980
    Stock issued for DRSTP geological data                                                  0           2,000,000                  0
    Depreciation and depletion                                                        248,000             273,000            499,626
    Other                                                                            (60,477)             (6,730)                  0
Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                                               0                   0          (193,736)
   (Increase) decrease in prepaid expenses and other current assets                         0           (215,708)           (40,351)
   (Increase) decrease in due from STPetro, S.A.                                            0                   0          (452,276)
   Increase (decrease) in suspended revenue                                                 0                   0            141,409
   Increase (decrease) in accounts payable                                                  0             111,054          1,811,940
   Increase (decrease) in accrued salaries                                                  0             960,000            713,985
   Increase (decrease) in accrued interest expense and penalties                            0              37,228          1,078,968
                                                                             ----------------   -----------------   ----------------
Net cash provided by (used by) operating activities                                  (83,725)         (1,283,879)        (4,849,236)
                                                                             ----------------   -----------------   ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
DRSTP concession fee payment                                                                0                   0        (4,000,000)
Investment in STPetro, S.A.                                                                 0                   0           (49,000)
Acquisition of property and equipment                                                 (5,000)           (131,560)          (526,306)
                                                                             ----------------   -----------------   ----------------
Net cash provided by (used by) investing activities                                   (5,000)           (131,560)        (4,575,306)
                                                                             ----------------   -----------------   ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of bank borrowing                                                                  0             175,000                  0
Payment of loans                                                                            0                   0          (182,780)
Net proceeds from sale of convertible debt                                                  0                   0          7,719,937
Proceeds from loans payable to  stockholders                                           22,730             760,481          1,059,194
Payments on stockholder loans payable                                                (16,000)           (295,287)          (792,960)
Common stock and warrants sold for cash                                                81,995           1,102,988            865,293
Payments of deferred offering costs                                                         0                   0           (30,000)
Repurchase of common stock                                                                  0                   0          (500,000)
Proceeds from stock subscription receivable                                                 0                   0            913,300
                                                                             ----------------   -----------------   ----------------
Net cash provided by (used by) financing activities                                    88,725           1,743,182          9,051,984
                                                                             ----------------   -----------------   ----------------
Net increase (decrease) in cash                                                             0             327,743          (272,558)
CASH, beginning of period                                                                   0                   0            327,743
                                                                             ----------------   -----------------   ----------------
CASH, end of period                                                        $               0   $         327,743   $         55,185
                                                                             ================   =================   ================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest                                     $               0   $           3,559   $         30,819
                                                                             ================   =================   ================
Non cash financing and investing activities: Stock issued to acquire :
      Option fee and penalty settlement                                    $                                                219,223
      Environmental remediation equipment                                  $       3,720,000   $                0  $              0
                                                                             ================   =================   ================
      BAPCO equipment                                                      $               0   $          500,000  $              0
                                                                             ================   =================   ================
      Oil and gas properties and equipment                                 $               0   $          515,625  $      2,148,750
                                                                             ================   =================   ================
      Master service agreement                                             $               0   $              300  $              0
                                                                             ================   =================   ================
     Accounts payable settlement                                           $               0   $                0  $        338,007
                                                                             ================   =================   ================
      Equity in building                                                   $               0   $                0  $         70,000
                                                                             ================   =================   ================
Convertible debt and warrants issued for services                          $               0   $               0  $          51,252
                                                                             ================   =================   ================
Mortgage payable assumed                                                   $               0   $                0  $         28,782
                                                                             ================   =================   ================
Capital lease - telephone equipment                                        $               0   $                0  $          3,393
                                                                             ================   =================   ================
Bank loan - truck                                                          $               0   $                0  $         25,872
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

   Principles of consolidation
         The consolidated  financial  statements include the accounts of SSI and
         BAPCO,  its  wholly  owned  subsidiaries.   Intercompany  accounts  and
         transactions have been eliminated in the consolidation.

   Cash equivalents
         The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

   Concentration of risks
         The Company primarily transacts its business with one financial institution. The amount of deposit in that one institution exceeds the $100,000 federally insured limit at September 30, 1997 and 1998.

   Accounts receivable
         No allowance for uncollectible accounts has been provided. Management has evaluated the accounts and believes they are all collectible.

   Deferred offerings costs
         Deferred offering costs represent capitalized payments made in connection with the Company's proposed public offering. These costs are charged to additional paid-in-capital as the cash proceeds for the offerings are received. In the event the monies are not raised, these costs will be charged to operations.

   Compensation for services rendered for stock
         The Company issued shares of common stock in lieu of services rendered. The costs of the services are valued according to the terms of relative agreements, market value on the date of obligation, or based on the requirements of Form S-8, if applicable. The cost of the services has been charged to operations.

    Net loss per share
         Net loss per common share - basic is computed by dividing the net loss by the number of shares of common stock outstanding during the period. Net loss per share - diluted is not presented because the inclusion of common share equivalents would be anti-dilutive.

     DRSTP geological data
         In July 1997, the Company acquired substantial geologic data and other information from an independent source in exchange for one million shares of the Company's common stock. This data was valued at $2,000,000 based on the

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                   Notes to Consolidated Financial Statements

(2) Significant Acquisitions
          agreement with the seller that the Company would repurchase these shares for $2,000,000 at a rate of 25% per quarter should the seller so choose. The Company expensed this acquisition cost immediately. The Company acquired 100% of the issued and outstanding common stock of Environmental Remediation Funding Corp., (ERFC), a Delaware corporation, effective on August 19, 1996, in a reverse triangular merger, which has been accounted for as a reorganization of ERFC. At the same time, the Company changed its name from RAGC. Prior to the merger, ERFC had acquired certain environmental remediation equipment in exchange for common stock. ERFC then employed the seller of this equipment as an outside consultant in exchange for common stock. Subsequently, ERFC was unable to enter into the environmental remediation contracts it had hoped to and asked the consultant to become the Chairman, President and CEO of ERFC.

         At the time of the acquisition of ERFC by RAGC, ERFC owned 100% of Site Services, Inc., (SSI). ERFC had acquired SSI from Bass Environmental Services Worldwide, Inc., (BESW), a company controlled by the Chairman, President and CEO of ERFC. SSI had always been an inactive company, except for certain environmental remediation licences which it continues to hold.

         On April 9, 1997, the Company acquired 100% of the issued and outstanding common stock of Bass American Petroleum Company, (BAPCO), which was accounted for as a purchase. BAPCO had been an inactive company for several years previously, however BAPCO owned a variety of oil well production enhancing equipment, which is proprietary to, but not patented by BAPCO. The transaction was in essence an asset acquisition. At the time of the acquisition, BAPCO was 100% owned by the Chairman, President and CEO of ERHC. The Company has begun using BAPCO as the operator of the various oil and natural gas leases it has acquired.

(3) Going Concern
         The Company's current liabilities exceed its current assets by $4,832,338. The Company has incurred net losses of $728,248, $16,913,052 and $11,582,428 in 1996, 1997 and 1998 respectively. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. The Company is in ongoing negotiations to raise general operating funds and funds for specific projects. However, there is no assurance that such financing will be obtained. The Company is in preliminary discussions with several parties regarding the potential sale of some to all of its US based crude oil production fields. In prior years, the Company was able to raise funds in a timely manner, there is no evidence that they will continue to do so in the future.

(4) Restricted Cash
         A total balance of $18,826 in restricted cash, which is invested in interest-bearing certificates of deposit, pledged as collateral for a performance bond covering the Utah properties.

(5) Property, Equipment, Depreciation and Depletion
         Property and equipment are valued at cost. Maintenance and repair costs are charged to expense as incurred. When items of property or equipment are sold or retired, the related costs are removed from the accounts and any gains or losses are reflected as income.

         Depreciation is computed on the straight-line method for financial reporting purposes, based on the estimated useful lives of the assets. Autos and trucks are depreciated over a three to five year life, field equipment over a five to fifteen year life, office furniture over a three to five year life, and the building over a thirty year life. Depreciation expense totaled , $0, $40,787, and $495,083 for the years ended September 30, 1996, 1997 and 1998, respectively.

         At September 30, 1996, the Company had no oil and gas reserves. In March 1997, the Company acquired an undivided 7/8 net revenue with a 100% working interest in a 100 well lease located in the Gunsite Sand Lease in Ector, Texas, in exchange for 300,000 shares of the Company's common stock. The Company valued this transaction at the closing price of stock given up, $1.03125 per share, or a total of $309,375. The Company received an independent evaluation of this field which reflected reserves. In March 1997, the Company acquired an undivided 7/8 interest in a 100 well lease located in the Woodbine Sand Lease Block in Henderson County, Texas, in exchange for 200,000 shares of the Company's common stock. The Company valued this transaction at the closing price of the stock given up, $1.03125 per share, or a total of $206,250. The Company received an independent evaluation of this field which reflected reserves.

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                   Notes to Consolidated Financial Statements

(5) Property, Equipment, Depreciation and Depletion (continued)
         Both acquisitions also included all existing equipment on site. The Company has not recorded the fair market value of the equipment in place, as all of such equipment has minimal scrap value, which is the only valuation method available due to the non-operational status of the wells at acquisition. The Company spent approximately $460,000 for the year ended

          September 30, 1998 on well equipment repairs and well rework, all on the Gunsite lease. The Company will capitalize and depreciate repairs which are believed to extend the useful life of such existing equipment beyond one year, as well as the cost of replacement equipment.

          On September 29, 1997, the Company entered into an agreement to acquire 22 wells on 7 oil, gas and mineral leases located in Uintah and Duchesne Counties, Utah, from three joint owners. The purchase agreement was closed on October 8, 1997, at which time the Company received the lease assignment. The terms of the acquisition are for the Company to pay $250,000 in cash and issue 250,000 shares of the Company's common stock at each of the following four dates : closing, December 30, 1997, March 30, 1998 and June 30, 1998. The Company also was required to guarantee that the bid price on the date the rule 144 restrictions lapse will be no less than $2.00 per share or the Company is required to either issue additional shares or pay the difference in cash, at the Company's option. The Company also granted the sellers a 4% gross production receipts royalty to a maximum of $677,000. The Company is currently evaluating the existing reserve reports for its use. The total valuation of this transaction is $2,250,000 and is applied as $375,800 of oil and gas reserves and $1,874,200 of equipment.

         In October 1997, the Company entered into an agreement to acquire a 3/8 undivided interest in a natural gas well that had been plugged and abandoned approximately 10 years ago. This agreement requires the Company to pay the seller $200,000 and issue 50,000 shares of the Company's common stock, as well as to pay the Company's proportionate share of the costs to reenter this well. The Company is also required to carry the seller's 1/8 proportionate share of the reentry costs, estimated between $250,000 and $500,000, until the well is producing. The seller also owns an undivided 50% interest in the oil and gas lease on the 49,019 acres of land contiguous to the initial well. The agreement allows the Company to acquire a 3/8 undivided interest in this lease by paying to the seller approximately $343,000 each April for 4 years. The Company received the initial lease assignment on December 1, 1997. The Company is currently evaluating the existing reserve reports and underlying data of these leases and has contracted another independent appraiser to complete new reserve reports for its use.

         Depletion (including provisions for future abandonment and restoration costs) of all capitalized costs of proved oil and gas producing properties is expensed using the unit-of-production method by individual fields as the proven developed reserves are produced. Depletion expense was $0, $0 and $4,354 for the years ended September 30, 1996, 1997 and 1998, respectively.

         At September 30, major classes of property and equipment consisted of the following :
                                             1997                 1998
                                       -------------------- --------------------
Oil and gas properties                $            515,625 $          1,240,175
Land                                                     0                2,500
Building                                                 0               96,282
Field equipment                                  4,220,000            6,229,859
Office furniture and equipment                           0               67,800
Vehicles                                                 0               38,672
Deposit on purchase of equipment                   136,560                    0
                                       -------------------- --------------------
Total                                            4,872,185            7,675,288
Less: accumulated depreciation                    (521,000)          (1,020,626)
                                       -------------------- --------------------
Net property and equipment               $       4,351,185 $          6,654,662
                                       ==================== ====================

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

(7) Notes payable
         The Company issued two notes payable to stockholders who are also officers and directors in exchange for cash amounting to $1,842,405. These notes carry no stated maturity date and an 8.5% rate of interest. The Company has repaid $1,104,247 on these notes, including interest and principal on one. The remaining note is convertible into restricted stock at 50% of the average bid price for the month in which the loan was made. The conversion is at the option of the noteholder. Accrued interest on these notes is $0, $21,273 and $35,300 for the period since inception ended September 30, 1995 and for the years ended September 30, 1996, 1997 and 1998 respectively.

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

         In November 1997, the Company issued 5.5% convertible senior subordinated secured notes due 2002 in exchange for $4,300,000 in cash. These notes are convertible into shares of the Company's common stock at a conversion price no less than $1.25 per share. If all of the notes are converted at the lowest possible price, the Company would be required to issue 3,440,000 shares of common stock. These notes also carried warrants for an additional 283,800 shares of common stock a with an exercise price of $3.17 per share, or total additional proceeds to the Company of $899,636 in cash in the event all of the warrants are exercised. The notes are secured by the Company's non - MIII oil reserves in Utah. As the notes are potentially convertible at a price below market, the Company recorded a beneficial conversion feature discount of $1,075,000 in accordance with FASB EITF Topic D-60. The discount is amortized over the period from inception of the notes to the convertibility dates, 60, 90 and 120 days in this case. The amount of amortization for the year ended September 30, 1998 was $1,075,000.

         In April 1998, the Company issued 12% convertible subordinated unsecured notes due January 1999 in exchange for $300,000 is cash. These notes are convertible into shares of the Company's common stock at a conversion price of $1.50 per share. If all of these notes are converted, the Company will be required to issue 200,000 shares of common stock. These notes also carried warrants for an additional
         210,000 shares of common stock with an exercise price of $1.25 per share, or total additional proceeds to the Company of $262,500 in cash in the event all of the warrants are exercised.

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

         In June 1998, the Company issued 5.5% convertible subordinated unsecured notes due June 2000 in exchange for $1,250,000 cash and $43,750 of broker fees. These notes are convertible into shares of the Company's common stock at a conversion price to be determined by a stated formula. If all of these notes are converted using the conversion price of the issuance date ($0.69517), the Company will be required to issue 1,798,124 shares of common stock. These notes also carried warrants for an additional 230,000 shares of common stock with an exercise price of $0.8634 per share, or total additional

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                   Notes to Consolidated Financial Statements

(7) Notes payable, (continued)
         proceeds to the Company of $198,582 in cash in the event all of the warrants are exercised. As the notes are potentially convertible at a price below market, the Company recorded a beneficial conversion feature discount of $312,500 in accordance with FASB EITF Topic D-60. The discount is amortized over the period from inception of the notes to the convertibility dates, 60, 90 and 120 days in this case. The amount of amortization for the year ended September 30, 1998 was $289,063.

         In July 1998, the Company issued 8.0% convertible subordinated unsecured notes due July 2000 in exchange for $1,200,000 cash. These notes are convertible into shares of the Company's common stock at a conversion price to be determined by so stated formula. If all of these notes are converted using the conversion price as of the issuance date ($0.478723), the Company will be required to issue 2,506,668 shares of common stock. In connection with this funding, the Company issued warrants for 108,000 shares of common stock with an exercise price of $0.74375 per share, or total proceeds to the Company of $80,325 in cash if all of the warrants are exercised. The Company recorded an expense discount to the notes amounting to $7,425 in connection with this issuance as the warrant exercise price was below the market price of the common stock at issuance.

         In July 1998, the Company issued 8.0% convertible subordinated unsecured notes due August 2000 in exchange for $275,000 cash. These notes are convertible into shares of the Company's common stock at a conversion price to be determined by so stated formula. If all of these notes are converted using the conversion price as of the issuance date ($0.644878), the Company will be required to issue 426,437shares of common stock. In connection with this funding, the Company issued warrants for 24,750 shares of common stock with an exercise price of $0.73125 per share, or total proceeds to the Company of $18,098 in cash if all of the warrants are exercised. The Company recorded an expense discount to the notes amounting to $77 in connection with this issuance as the warrant exercise price was below the market price of the common stock at issuance. In August 1998, the Company issued 8.0% convertible subordinated unsecured notes due August 2000 in exchange for $1,010,000 cash. These notes are convertible into shares of the Company's common stock at a conversion price to be determined by so stated formula. If all of these notes are converted using the conversion price of the issuance date ($0.979813), the Company will be required to issue1,030,809 shares of common stock. In connection with this funding, the Company issued warrants for 90,900 shares of common stock with an exercise price of $0.9938 per share, or total proceeds to the Company of $90,336 in cash if all of the warrants are exercised. The Company did not record an expense discount to the notes amounting to $7,425 in connection with this issuance as the warrant exercise price was below the market price of the common stock was below the warrant exercise price at issuance

(8) Accrued Salaries
         At September 30, 1997 and 1998 the Company has accrued salaries of $960,000 and $1,673,985, respectively, for three officers. These officers can, at their option, convert these salaries into common stock of the Company at the rate of one-half of the average bid price of the Company's common stock for the months in which the salary was earned. If the three officers chose to convert all of the accrued salaries to common stock, the Company would be required to issue 3,644,031 shares of common stock

(9) Accrued Interest
         Accrued interest consisted of the following at September 30 :

                                              1997                  1998
                                      --------------------- --------------------
Accrued interest - other              $              37,228 $             56,774
Accrued interest - convertible debt                       0              288,547
Accrued penalties - convertible debt                      0              770,875
                                      --------------------- --------------------
Total                                 $              37,228 $          1,116,196
                                      ===================== ====================

       ENVIRONMENTAL REMEDIATION HOLDING CORPORATION Notes to Consolidated
                              Financial Statements

(10) Oil Production
         During the year ended September 30, 1998, the Company completed repairs on well equipment on twenty wells on the Gunsite Sand Lease. Two of these are employed as water injection wells. Thirteen have had further mechanical failures. The remaining five are producing approximately six barrels of crude oil per day. At September 30, 1998, three of the twenty two Utah wells are producing approximately twenty to twenty six barrels per day. Five more are temporarily off line for minor repairs and produce approximately sixty nine to eighty five barrels per day when operating. At the current market price for crude oil at the wellhead, (approximately $8.00 per barrel), the Company does not find it economically feasible to complete other than minor repairs in order to reestablish well production. Furthermore, the Company is actively negotiating with several potential purchasers for its East Texas leases. The Company is utilizing the successful effort method of accounting for its oil and gas producing activities. The Company regularly assesses oil and gas reserves for possible impairment on an aggregate basis in accordance with SFAS 121.

(11) Income Taxes
         The Company has a consolidated net operating loss carry-forward amounting to $29,224,228, expiring as follows: $3,404 in 2015, $728,748 in 2016,  $16,913,052 in 2017 and  $11,582,428 in 2018. The Company has
         an $11,689,691 deferred tax asset resulting from the loss carry-forward, for which it has established a 100% valuation allowance. Until the Company's current plans begin to produce earnings it is unclear as to the ability of the Company to utilize these carry-forwards. The Tax Reform Act of 1986 provided for a limitation on the use of net operating loss carryforwards following certain ownership changes. Such a change in ownership under the IRS rules and regulations potentially could occur pursuant to the Company's S-1 amendment.

(12) Stockholders' Equity
         The Company has authorized 950,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock. On September 30, 1995, the predecessor entity, ERFC, had 1,639,450 shares issued and outstanding, which had been issued during the month since inception as 884,407 shares for $88 in cash and 755,043 shares for a four year consulting agreement valued at $500,000 with a then independent consultant who subsequently became the Company's Chairman, President and CEO.

         In October 1995, ERFC issued 744,000 shares in exchange for environmental remediation equipment valued at $3,720,000. This equipment was acquired from the consultant who had received the 755,043 shares and subsequently became the Company's Chairman, President and CEO. In October 1995, ERFC issued 20,000 shares for $50,000 in cash.

          In August 1996, ERFC issued 20,500 shares in exchange for $42,892 in cash. On August 19,1996, the sucessor Company issued 2,433,950 shares of common stock to acquire 100% of the issued and outstanding common stock of ERFC. At the time of the acquisition ERHC, then known as RAGC, had 356,317 shares issued and outstanding as a result of a 1 for 2,095 share reverse stock split. On August 19, 1996, the Company issued 73,277 shares of common stock to a consultant in exchange for services related to the merger valued at $1.00 per share. In August 1996, the Company issued 10,000 shares of its common stock, valued at $70,000, to an attorney for services to be rendered at below market rates for a period of 4 months. In September 1996, the Company issued 55,000 shares of its common stock under three consulting contracts previously negotiated, valued at $385,000. In September 1996, the Company issued 320,830 shares of its common stock in exchange for $31,995 in cash. In February 1997, the Company issued 1,600,000 shares of common stock via an S-8 registration in exchange for consulting and professional services valued at $1,100,000. In March 1997, the Company acquired a 100 oil well lease in exchange for 300,000 shares of the Company's common stock valued at $309,375. In March 1997, the Company acquired a 100 oil well lease in exchange for 200,000 shares of the Company's common stock valued at $206,250. In March 1997, the Company issued 300,000 shares of common stock via an S-8 registration valued at
         $375,000 in exchange for public relations services, of which approximately 150,000 had been earned at fiscal year end. The balance will either be earned or returned to ERHC. In April 1997, the Company issued 3,000,000 shares of common stock in exchange for the assignment of the Chevron P&A master service agreement, valued at $300. In April 1997, the Company issued 1,342,981 shares of common stock to three directors in lieu of cash compensation for services rendered to the Company valued at $1,342,981. In April 1997, a director contributed 100,000 shares of common stock back to the Company with a value of $100,000. In April 1997, the Company issued 4,000,000 shares of common stock in exchange for 100% of the issued and outstanding common stock of Bass American Petroleum Company, (BAPCO), valued at historical cost of $500,000. In May 1997, the Company issued 1,500,000 shares of common stock via an S- 8 in exchange for consulting and professional services valued at $562,500. In June 1997, the Company issued 150,000

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                   Notes to Consolidated Financial Statements

(12) Stockholders' Equity (continued)
          shares of common stock to two independent consultants for services valued at $28,125. One of these consultants became an employee of the Company in September 1997.

         In July 1997, the Company issued 800,000 shares under a Section 4(2) exemption from registration to a previously unrelated party in exchange for $400,000 in cash. In July 1997, the Company acquired substantial geologic data and other information from an independent source in exchange for 1,000,000 shares of the Company's common stock. This data was valued at $2,000,000 based on the agreement with the seller that the Company would repurchase these shares for $2,000,000 at a rate of 25% per quarter should the seller so choose. In July 1997, the Company issued 2,335,000 shares of common stock to three independent consultants for services principally related to the Company's acquisition of the MIII agreement, valued at $6,465,031. In July 1997, the Company issued 1,500,000 shares of common stock to three directors in lieu of cash compensation for services rendered to the Company valued at $2,250,000. In July 1997, the Company issued 147,000 shares of common stock under a Regulation D Rule 506 private placement in exchange for $147,000 in cash. In August 1997, the Company issued 74,000 shares of common stock under a Regulation D Rule 506 private placement in exchange for $148,000 in cash. In September 1997, the Company issued 400,000 shares of common stock to an independent consultant for services valued at $308,000. In September 1997, the Company issued 370,898 shares of common stock under a Regulation D Rule 506 private placement in exchange for $407,988 in cash. In September 1997, the Company received stock subscription agreements for $913,300 in cash under a Regulation D Rule 506 private placement representing 830,273 shares of common stock.

         On September 29, 1997, the Company entered into an agreement to acquire 22 wells on oil, gas and mineral leases located in Uintah and Duchesne Counties, Utah, from three joint owners. The purchase agreement was closed on October 8, 1997, at which time the Company received the lease assignment. The terms of the acquisition are for the Company to pay $250,000 in cash and issue 250,000 shares of the Company's common stock at each of the following four dates : closing, December 30, 1997, March 30, 1998 and June 30, 1998. The Company also was required to guarantee that the bid price on the date the rule 144 restrictions lapse will be no less than $2.00 per share or the Company is required to either issue additional shares or pay the difference in cash, at the Company's option. The Company also granted the sellers a 4% gross production receipts royalty to a maximum of $677,000. The Company is currently evaluating the existing reserve reports for its use. The total valuation of this transaction is $2,250,000 and is applied as $375,800 of oil and gas reserves and $1,874,200 of equipment.

         In October 1997, the Company entered into an agreement to acquire a 3/8 undivided interest in a natural gas well that had been plugged and abandoned approximately 10 years ago. This agreement requires the Company to pay the seller $200,000 and issue 50,000 shares of the Company's common stock, as well as to pay the Company's proportionate share of the costs to reenter this well. The Company is also required to carry the seller's 1/8 proportionate share of the reentry costs, estimated between $250,000 and $500,000, until the well is producing. The seller also owns an undivided 50% interest in the oil and gas lease on the 49,019 acres of land contiguous to the initial well. The agreement allows the Company to acquire a 3/8 undivided interest in this lease by paying to the seller approximately $343,000 each April for 4 years. The Company received the initial lease assignment on December 1, 1997. The Company is currently evaluating the existing reserve reports and underlying data of these leases as well as has contracted another independent appraiser to complete new reserve reports for its use.

          In December 1997, the Company repurchased 250,000 shares of its common stock for $500,000 in cash. This was the first 25% quarterly repurchase agreed to by the Company relating to the 1,000,000 shares issued to acquire the DRSTP geological data. In January 1998, the Company issued 24,000 shares valued at $70,000 and assumed a mortgage payable of $28,782 to acquire a small office in Utah, valued at $98,782 , from Unita Oil and Gas. In the 1st quarter, the Company issued 177,008 shares in exchange for $167,694 in cash and 355,000 shares in exchange for services valued at $922,000. In the 2nd quarter, the Company issued 666,664 shares in exchange for $438,499 in cash and 23,200 shares in exchange for services valued at $28,496. In the 3rd quarter, the Company issued 234,200 shares in exchange for $135,600 in cash and 162,420 shares for services valued at $102,884. In the 4th quarter, the Company issued 47,000 shares in exchange for $23,500 in cash and 479,700 shares in exchange for services valued at $473,600. In September 1998, the Company issued 491,646 shares to its working interest partner on the Nueces project in exchange for its payable of $338,007. In September 1998, the Company issued 299,536 shares for its portion of the annual option payment on the Nueces project and a late payment penalty for a total value of $219,223.

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                   Notes to Consolidated Financial Statements

(12) Stockholders' Equity (continued)
   Warrants
         In March 1998, the Company issued a warrant for 100,000 shares of common stock with an exercise price of $1.20 per share, or total proceeds of $210,000 in cash for the Company if all of the warrants are exercised. This warrant was issued in conjunction with entering into the Kingsbridge Investment Agreement. In June 1998, the Company received $200,000 in cash in exchange for warrants for 1,050,000 shares of common stock with an exercise price of $0.75 per share, or total proceeds to the Company of $787,500 in cash if all of the warrants are exercised.

   Contingent issuances
         The Company is contingently liable to issue up to a total of three million shares of restricted stock to three officers and directors of the Company for their efforts in closing the Sao Tome & Principe contract. These shares will be issued upon the joint venture oil production level of 20,000 barrels a day being attained. The Company is contingently liable to issue up to a total of two million shares of restricted stock to two officers and directors of the Company for their efforts in closing the M III contract in Utah upon the joint venture oil production level of 4,000 barrels a day being attained. This two million shares includes the 500,000 shares the Company is to issue to MIII. The Company is also contingently liable to issue an additional two million shares upon the joint venture attaining production of a total of 6,000 barrels a day. The Company is contingently liable to issue 3,644,031 shares for officer's accrued salaries as of September 30, 1998.

    Rescinded and returned shares
         In September 1998, the Board of Directors authorized the issuance of 100,000 shares to a director. This director returned the shares to the Company due to personal tax considerations. In September 1998, the Board of Directors authorized the issuance of 2,000,000 shares each to four officers and directors in connection with the DRSTP Agreement. In December 1998, the Board of Directors rescinded the issuance as if it had never occurred.

    Procura Financial Consultants, cc (PFC)
         Under the May 1997 Agreement between the DRSTP and the Company, PFC is a junior partner to the Agreement. The Company and PFC are negotiating an agreement whereby the Company would issue shares to PFC in exchange for PFC foregoing its rights under the May 1997 Agreement. The Company has issued, but not delivered 2,000,000 shares in anticipation of settling this negotiation. However, at the date of this report no final agreement has been reached.

   Arbitration settlements
         The Company has notified Kingsbridge that it intends to cancel the equity line of credit previously negotiated. The negotiated cancellation agreement requires the Company to pay $100,000 in cash and issue warrants for 100,000 shares of common stock. This settlement agreement has not yet been funded and Kingsbridge filed for arbitration in December 1998.

         In April 1998, Uinta Oil and Gas, Inc. (Uinta) filed suit in Utah relating to the Company's October 1997 acquisition of twenty two oil and gas wells in Utah. The other two joint sellers of these wells, along with Uinta, filed a formal demand for arbitration as the purchase agreement requires. The Company has entered into negotiations to settle this matter and expects to issue additional shares in this settlement. However, at the date of this report, no final agreement has been reached.

(13) Deferred Compensation
         ERFC issued 755,043 shares of its common stock into escrow in exchange for services to be rendered by a consultant under a four year contract. These services were valued at $125,000 per year, therefore the Company is amortizing this deferred compensation expense at a rate of $31,250 per quarter. This consultant later became ERFC's Chairman, President and CEO.

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

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                   Notes to Consolidated Financial Statements

(14) Commitments and Contingencies
         The Company is committed to lease payments for 10 vehicles under operating leases totaling $50,598, $7,826 and $3,913 for the years ended September 30, 1999, 2000 and 2001. The Company paid $0, $52,500 and $76,642 in vehicle lease expense for the years ended September 30, 1996, 1997 and 1998, respectively. The Company currently leases its office space and operating facilities on a two year lease and three year lease respectively. The Company is committed to lease payments on the two facilities totalling $67,108 and $60,808 for the years ending September 30, 1999 and 2000. The Company paid $8,550, $45,950 and $68,908 in leased facility rent for the years ended September 30, 1996, 1997 and 1998 respectively.

(15) Segment Information
         The Company has three distinct lines of business through its two wholly owned subsidiaries, Site Services, Inc., (SSI), and Bass American Petroleum Company, (BAPCO), and a joint venture agreement. SSI operates in the environmental remediation industry and BAPCO will operate in the oil and gas production industry. SSI's principal identifiable assets consist of $3,224,000, net, of environmental equipment, and the Chevron P&A master service agreement valued at $300, net. Revenues of $65,000 relate to SSI. BAPCO's principal identifiable assets consist of crude oil reserves valued at $1,240,175, equipment valued at $2,508,000 and land and building valued at $98,782. The Company also expects to operate in the supply industry through a joint venture agreement to supply fuel and other goods to ships transiting the Panama Canal. No principal identifiable assets yet exist for this line of business.

(16) Sao Tome Concession
       Concession fee payment
         When the Company entered into the joint venture agreement in May 1997 with the Democratic Republic of Sao Tome and Principe, (DRSTP), the Company was required to pay a $5,000,000 concession fee to the DRSTP goverment. In September 1997, the Company received a Memorandum of Understanding from the DRSTP government which allows the Company to pay this concession fee within five days after the DRSTP files the relevant official maritime claims maps with the United Nations and the Gulf of Guinea Commission. In December 1997, the Company paid $2,000,000 of this concession fee to the DRSTP from the proceeds of the convertible note offering. On July 2, 1998 the Company paid $1,000,000 of the Concession fee to the government of the DRSTP. On July 31, 1998 the Company paid an additional $1,000,000 of the concession fee to the government of the DRSTP.

       Investment in STPetro, S.A.
         In July 1998, the Government of the Democratic Republic of Sao Tome and Principe established STPetro, S.A. as the national petroleum company. The charter established the initial ownership of STPetro, S.A. as 51% by the government and 49% by ERHC in exchange for $51,000 and $49,000 respectively. The Company immediately forwarded $20,000 of its $49,000 in cash, and believes that $29,000 of expenses it has paid on behalf of STPetro, S.A.
         prior to its formation will be credited to it for the balance owed.

      Due from STPetro,S.A.
         The Company has expended approximately $452,000 on behalf of STPetro, S.A., principally prior to the formation of STPetro, S.A. The Company believes that these expenses are recoverable from STPetro, S.A. under its May 1997 agreement with the DRSTP.

(17) Suspended Revenue
         The Company's oil and gas production revenue, amounting to $147,782 for the year ended September 30, 1998 has been placed in suspense as the Company has not yet received valid complete division orders on its leases and wells

(18) Subsequent Events
    a) Stockholder's equity
         In October 1998, the Company received conversion notices on $419,848 of the convertible debt issued in July and August, 1998. This debt was converted into 800,172 shares of common stock.

    b) Convertible notes
     In October 1998, the Company issued 20% convertible subordinated unsecured notes due October 2000 in exchange for

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                   Notes to Consolidated Financial Statements

(18) Subsequent Events (continued)
     b) Convertible notes (continued) $500,000 cash. These notes are convertible into shares of the Company's common stock at a conversion price to be determined by so stated formula. If all of these notes are converted using the conversion price as of the issuance date ($1.00), the Company will be required to issue 500,000 shares of common stock. These notes also carried warrants for an additional 1,500,000 shares of common stock with an exercise price of $0.40 per share, or total additional proceeds to the Company of $600,000 in cash in the event all of the warrants are exercised.

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

                                      ----

                                   (UNAUDITED)

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

         CAPITALIZED COSTS RELATING TO OIL AND GAS PRODUCING ACTIVITIES

                        September 30, 1996, 1997 and 1998

                                      -----

                                   (Unaudited)

                                                                      1996                 1997               1998
Developed oil and gas properties                            $                   0    $        515,625    $       891,425
Undeveloped oil and gas properties--                                            0                   0            348,750
                                                                -----------------    ----------------   ----------------
                                                                                0             515,625          1,240,175

Accumulated depreciation, depletion and valuation
allowance                                                                       0                   0              4,354
                                                                -----------------    ----------------   ----------------
Net capitalized cost                                        $                   0    $        515,625    $     1,235,821
                                                                =================    ================   ================

               COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION,
                     EXPLORATION AND DEVELOPMENT ACTIVITIES

                  Years ended September 30, 1996, 1997 and 1998

                                   (Unaudited)

                                                                      1996                 1997               1998
                                                                -----------------    ----------------   ----------------
Acquisition of properties:
           Developed                                        $           0        $       515,625     $      375,800
           Undeveloped                                                  0                   0               348,750
Exploration costs, excluding valuation allowance                        0                   0                  0
Development costs                                           $           0        $          0        $         0

               See accompanying notes to supplementary information

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

                    STANDARDIZED MEASURE OF DISCOUNTED FUTURE
              NET CASH FLOW RELATING TO PROVED OIL AND GAS RESERVES

                  Years ended September 30, 1996, 1997 and 1998

                                                                      1996                 1997               1998
                                                                -----------------    ----------------   ----------------
Future cash inflows                                         $                   0   $               0   $              0
Future production and development costs                                         0                   0                  0
Future income tax expenses                                                      0                   0                  0
                                                                -----------------    ----------------   ----------------
       Future net cash inflows                                                  0                   0                  0
10% annual discount for estimated timing of cash flow                           0                   0                  0
                                                                -----------------    ----------------   ----------------
Standardized measure of discounted future net cash flow     $                   0   $               0   $              0
                                                                =================    ================   ================

               See accompanying notes to supplementary information

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

                    STANDARDIZED MEASURE OF DISCOUNTED FUTURE
                   NET CASH FLOW AND CHANGES THEREIN RELATING
                         TO PROVED OIL AND GAS RESERVES

                  Years ended September 30, 1996, 1997 and 1998

                                      ----

                                   (Unaudited)

The following are the principal sources of change in the standardized measure of discounted future net cash flows during 1996, 1997 and 1998:

                                                                      1996                 1997               1998
                                                                -----------------    ----------------   ----------------
Sales of oil and gas produced, net of production costs      $                   0   $               0   $              0
Net changes in prices and production costs                                      0                   0                  0
Extensions, discoveries and improved recovery,                                                                         0
          Less recovery costs                                                   0                   0
Revisions of previous quantity estimates                                        0                   0                  0
Reserves purchases, net of development costs                                    0             515,625            724,550
Reserves sold                                                                   0                   0                  0
Accretion of discount                                                           0                   0                  0
Net change in income taxes                                                      0                   0                  0
Other                                                                           0                   0                  0
                                                                -----------------    ----------------   ----------------
                  Net change                                                    0             515,625            724,550
Standardized measure of discounted future net cash
flow:
                   Beginning of year                                            0                   0            515,625
                                                                -----------------    ----------------   ----------------
                   End of year                              $                   0   $         515,625   $      1,240,175
                                                                =================    ================   ================

               See accompanying notes to supplementary information

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

                          RESERVE QUANTITY INFORMATION

                  Years ended September 30, 1996, 1997 and 1998

                                      ----

                                   (Unaudited)

                                                      1996                    1997                   1998
                                                      ----                    ----                   ----
                                                     Gas         Oil         Gas         Oil         Gas       Oil
                                                   (MCF)       (bbls.)     (MCF)       (bbls.)     (MCF)     (bbls.)
Proved developed and undeveloped reserves:
            Beginning of year                          0           0           0           0           0         0
             Extensions, discoveries and               0           0           0           0           0         0
          improved recovery
            Revisions of previous                      0           0           0           0           0         0
estimates (1)
             Sales                                     0           0           0           0           0    16,735
             Purchases                                 0           0           0           0           0         0
             Production                                0           0           0           0           0         0
             End of year                               0           0           0           0           0         0
                                             ----------- ----------- ----------- ----------- ----------- ---------
Proved developed reserves                              0           0           0           0           0         0
                                             =========== =========== =========== =========== =========== =========

               See accompanying notes to supplementary information

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

           RESULTS OF OPERATIONS FROM OIL AND GAS PRODUCING ACTIVITIES

                  Years ended September 30, 1996, 1997 and 1998

                                      ----

                                   (Unaudited)

                                                                       1996                 1997               1998
                                                                ------------------    ----------------   -----------------
Revenue:
        Oil and gas sales                                   $           0           $        0        $          0
Costs and expenses:                                                     0                    0                   0
         Lease operating expenses                                       0                    0                   0
         Exploration costs                                              0                    0                   0
         Depreciation and depletion                                     0                    0                   0
         Income tax (benefit) expense                                   0                    0                   0
                                                                ------------------    ----------------   -----------------

Results of operation from producing activities
    (excluding corporate overhead and interest
    costs)                                                  $           0           $        0        $          0
                                                                ==================    ================   =================

               See accompanying notes to supplementary information

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

                       NOTES TO SUPPLEMENTARY INFORMATION

                                      ----

                                   (Unaudited)


(2)      PRESENTATION OF RESERVE DISCLOSURE INFORMATION
     Reserve  disclosure   information  is  presented  in  accordance  with  the
provisions of Statement of Financial Accounting Standards No. 69 ("SFAS 69"), Disclosures About Oil and Gas Producing Activities

(3)      DETERMINATION OF PROVED RESERVES

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

(4)      RESULTS OF OPERATIONS FROM OIL AND GAS PRODUCING ACTIVITIES

     The results of operations from oil and gas producing activities were prepared in accordance with the provisions of SFAS 69. General and administrative expenses, interest costs and other unrelated costs are not deducted in computing results of operations from oil and gas activities.

(5) STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS AND CHANGES THEREIN RELATING TO PROVED OIL AND GAS RESERVES

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

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Directors and Executive Officers

The names and age of the directors and executive officers of the Company, and their positions with the Company as of the date of this Amendment, are as follows:
         The names and age of the directors and executive officers of the Company, and their positions with the Company as of the date of this Amendment, are as follows:

Name                               Age   Position
- ----                                   ----------

Sam L. Bass, Jr.................... 63   Chairman of the Board and Vice
                                         President
James R. Callender, Sr............  57   President, Chief Executive Officer
                                         and Director
Noreen G. Wilson..................  45   Vice President, Chief Financial
                                         Officer and Director (1)
James A. Griffin..................  43   Secretary, Treasurer and Director
Robert McKnight...................  62   President of BAPCO and Director
                                         (1)
William Beaton....................  75   Director
Alfred L. Cotten..................  46   Director
Kenneth M. Waters.................. 73   Director

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

The principal occupations for the past five years (and, in some instances, for prior years) of each of the directors and executive officers of the Company are as follows:

     Sam L. Bass, Jr. has been the Chairman of the Board since September 1996, Vice President since September 1998 and served as President and Chief Executive Officer of the Company from September 1996 until September 1998. Mr. Bass also serves as the Chief Executive Officer of Bass Environmental Waste, Inc., which he founded in 1987, U.S. Energy, Inc., which he founded in 1984, and Bass Stabilizers, Ltd., which he co-founded in 1978, each of which is a privately-held company to which he devotes minimal time. From December 1993 to September 1995, he served as President and Chief Executive Officer of Bass Environmental World Wide Services, Inc. From January 1992 to September 1995, he served as President and Chief Executive Officer of Bass Environmental Inc. Mr. Bass is a pioneer in the field of downhole drilling and stabilization, and is the inventor of seven drilling aids, many of which are being used around the world. Mr. Bass founded a fire-fighting organization called Al-Wadhi, through which he joined others in efforts to put out oil well fires in Kuwait, immediately after the Gulf War, for a period of approximately 18 months in 1991 and 1992. Mr. Bass received a B.A. degree from McNeese State University in 1949 and an M.A. degree in Mechanical Engineering from Georgia Tech in 1952. Mr. Bass is the father of Alfred L. Cotten.

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

     Alfred L. Cotten has been a Director of the Company since December 1998. Mr. Cotten is currently working for Noble Drilling. From 1993 until 1995, Mr. Cotten was a Sub-Sea Engineer with Wilrig, U.S.A., Inc., in Lafayette, Louisiana. From 1992 until 1993, Mr. Cotten worked for Bass Environmental, Inc. assisting with the initial funding for operations and pulling samples for subsequent remedial clean-up projects. From 1990 until 1992, Mr. Cotten was a sales and service representative for P.S.D. Controls, in Lafayette. From 1986 until 1990, Mr. Cotten obtained an OIM License and performed barge engineer duties for Penrod Drilling Corporation in Dallas, Texas. From 1984 to 1986, Mr. Cotten was a Sub-sea engineer for Sonat Offshore of Dallas, Texas, working in Malaysia. From 1977 to 1984, Mr. Cotten was a Sub-sea engineer for Penrod Drilling. Mr. Cotten pursued a Petroleum Engineering Degree from the University of Southern Louisiana in 1977 and 1978, having previously attended Lousiana State University in 1971 and 1972. Mr. Cotten is the son of Sam L. Bass.

         Kenneth M. Waters has been a Director of the Company since July, 1998. He previously served on the Advisory Board from September 1996 until his appointment to the Board. From 1992 until the present, Mr. Waters has served as the Vice President of Bulk Tank Inc. From 1984 to 1992, Mr. Waters was a rancher and independent geological consultant. From 1980 until 1984, Mr. Waters worked for Texoma Production Co., Houston, Texas, first as a Vice President for Exploration and Production and then in 1981 until 1984 as President. From 1958 until 1980, Mr. Waters was a Vice President and Manager for Consolidated Natural Gas Co., in New Orleans, Louisiana. From 1954 to 1958, Mr. Waters worked for the California Co. which is now known as Chevron, in New Orleans, Louisiana, working for the first 4 years in Geological and Geophysical Training, 2 years as an Area Exploration Geologist and then 2 years as Assistant Chief Development Geologist. After serving in the U.S. Air Force in the Second World War, Mr. Waters earned a MA degree from Indiana University in 1950 with a major in geology and a minor in physics.

         All directors hold office until the next annual meeting of shareholders and until successors are duly elected and qualified, unless their office is vacated in accordance with the Certificate of Incorporation of the Company. Officers are elected to serve, subject to the discretion of the Board of Directors, until their successors are appointed. Except for the relationship between Sam L. Bass and Al Cotton, who are father and son, and Noreen G. Wilson and James A. Griffin, who are cousins, there are no family relationships among the directors and officers of the Company.

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

     In September 1998, the Company, under a mistaken interpretation of a contingent obligation of the Company to issue shares in connection with the efforts to close the Sao Tome contract, authorized the issuance and in October 1998 issued 2,000,000 shares to each of Sam L. Bass, Jr., James R. Callender, Sr., Noreen Wilson and James A. Griffin. When it was discovered that such shares were issued in error, by vote of the Board of Directors, on December 18, 1998, such issuance was rescinded. Mr. Bass, Mr. Callender and Mr. Griffin have agreed to tender their shares immediately to the transfer agent for cancellation. The transfer agent has been notified to place a stop upon the shares of Ms. Wilson in the event her shares are not tendered in a timely fashion. On the same date, the Company issued 425,000 shares to Robert McKnight and 100,000 to Kenneth M. Waters in connection with their serving on the Board of Directors. Such shares are not subject to the rescission. Mr. Waters has tendered his shares back to the Company for cancellation because of personal tax considerations.

ITEM 11.          COMPENSATION OF EXECUTIVE OFFICERS

         The following table sets forth, in summary form, the cash compensation earned during the period from October 1, 1997 to September 30, 1998 by its Chief Executive Officer and the three other most highly compensated executive officers whose compensation exceeded $100,000 during such period.

                                            Summary Compensation Table

                           Annual Compensation (c, d, e)                Long Term Compensation (f)
             (a)                    (b)            (c)            (d)                   (e)                      (f)
          NAME AND                 FISCAL        SALARY          BONUS             OTHER ANNUAL               RESTRICTED
          PRINCIPAL                 YEAR           (2)            ($)              COMPENSATION                 STOCK
          POSITION                  (1)                                                                         AWARDS
=============================  ============= =============== =============  =========================== ======================
Sam L. Bass, Jr.                   1998             $480,000             0                     $125,000                      0
Vice President                                                                                      (4)
-----------------------------  ------------- --------------- -------------  --------------------------- ----------------------
James R. Callender                 1998             $480,000             0                            0                      0
President and Chief
Executive Officer
-----------------------------  ------------- --------------- -------------  --------------------------- ----------------------
James A. Griffin,                  1998             $120,000             0                            0                      0
Secretary, Treasurer
-----------------------------  ------------- --------------- -------------  --------------------------- ----------------------
Noreen G. Wilson,                  1998             $480,000             0                            0                      0
Executive Vice
President and Chief
Financial Officer
-----------------------------  ------------- --------------- -------------  --------------------------- ----------------------

     (1) Sam L. Bass served as President and Chief  Executive  Officer and James
R. Callender served as Vice President in 1997 until September 12, 1998.

     (2) Salaries for Sam L. Bass, Jr., James A. Griffin, and Noreen G. Wilson were accrued and not paid in cash. Each individual has an option to convert all or part of any accrued salary to Common Stock of the Company at the rate of 1/2 of the average price of the Common Stock for the months in which the salary was earned.

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

                    Common Shares Beneficially Owned
                  ------------------------------------------
Name (1)                                 Number(2)      Percentage
--------------------                     ---------      ----------
Sam L. Bass, Jr........................   7,971,568 (3)     30.66%
James R. Callender, Sr.................     500,000          1.92%
Noreen G. Wilson.......................     500,000          1.92%
James A. Griffin.......................     500,000          1.92%
Robert McKnight........................      75,000           *
William Beaton.........................     500,000          1.92%
Alfred L. Cotten.......................      12,500 (4)       *
Kenneth M. Waters .....................     100,000           *

All officers and directors as a group
(Eight (8) persons)....................  10,179,068          38.34%

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

The September 1998 Financing

         By documents dated September 1998, the Company raised gross proceeds of $500,000 in October 1998 in a private placement of the Company's 20% convertible note due in October 2000 (the "September 1998 Note") and a warrant to purchase shares of Common Stock (the "September 1998 Warrant") to one "accredited" investor. The conversion price is calculated pursuant to a formula as the lower of (i) 90% of the average closing bid price for the five days prior to conversion or (ii) $1.00. In the event that the lower price were $1.00 maximum number of shares of Common Stock which may be issued by the Company upon conversion of the September 1998 Note would be 750,000 (assuming the lower price is $1.00 and pursuant to the terms of the September 1998 Note which require registration to initially cover 150% of the shares underlying the September 1998
Note). For purposes of registering the maximum number of shares of Common Stock under the Form S-1, the conversion rate is assumed to be $1.00. Because the conversion rate of the September 1998 Note is based in part on future average trading prices of the Common Stock, the number of shares which may actually be sold pursuant to the Form S-1 could differ significantly. For example, in the event the average closing bid price for the five days prior to notice of intent to convert were $.50, 90% of such number would equal a share price of $.45, resulting in a total of 1,111,111 shares of Common Stock issuable upon conversion, exclusive of the exercise of any of the September 1998 Warrant and the requirement of registration of 150% would equal 1,666,666 shares of Common Stock. The maximum number of shares of Common Stock which may be issued by the Company upon the exercise of the September 1998 Warrant (at an exercise price of $.40) is 1,500,000 shares. The Form S-1 covers the up to 2,250,000 total shares of Common Stock issuable, with certainty, upon the conversion of the September 1998 Note and the exercise of the September 1998 Warrant. Based on the number of outstanding shares of Common Stock of the Company as of the date hereof, the September 1998 shares represent approximately 1.95% of the outstanding Common Stock of the Company. As of the date hereof, none of the September 1998 Note had been converted and none of the September 1998 Warrant had been exercised.

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

         In connection with the sale of the September 1998 Note and the September 1998 Warrant, the Company agreed (i) to use its best efforts to register 150% of the September 1998 Note shares under the Securities Act for resale by, and for the benefit of, such shareholders within one year of issuance and to have such registration remain effective until the earlier of the date upon which the Note is sold or the term of said note and further, granted the holder certain piggy-back registration rights; and (ii) to use its best efforts to register 100% of the September 1998 Warrant under the Securities Act for resale by, and for the benefit of, such shareholders within two years of issuance and to have such registration remain effective until the earlier of the date upon which the Warrant is sold or for the life of said warrant and further granted the holder certain piggyback registration rights.

         The Company used $250,000 of the net proceeds to make certain payments necessary for Sao Tome other than the concession fee and the balance was used for working capital.

The October 1998 Financing

         In October 1998, the Company commenced a the private placement for up to $1,500,000 under which it has raised gross proceeds in three (3) closings totaling 800,000 of the Company's 12% subordinated convertible notes, which are due on December 31, 1999 (the "October 1998 Notes"), and "A" and "B" warrants to purchase shares of Common Stock (the "October 1998 "A" and "B" Warrants") to a limited number of "accredited" investors. The maximum number of shares of Common Stock which may be issued by the Company upon the conversion of the October 1998 Notes (at a base conversion price of $1.25 per share), subject to certain adjustments, the exercise of the October 1998 "A" Warrants (at an exercise price of $.50 per share) and the exercise of the October 1998 "B" Warrants (at an exercise price of $3.00 per share) is up to 640,000 shares, 1,200,000 shares and 1,200,000 shares, respectively. The Form S- 1 covers the 3,040,000 shares of Common Stock issuable upon the conversion of the October 1998 Notes and the exercise of the October 1998 "A" and "B" Warrants. Based on the number of outstanding shares of Common Stock of the Company as of the date hereof, the October 1998 shares represent approximately 7.92% of the outstanding Common Stock of the Company. As of the date hereof, none of the October 1998 Notes or the October 1998 "A" or "B" Warrants had been exercised.

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

                      Shares Owned Before the Offering (1)
                  --------------------------------------------
Name of                                   Underlying          Underlying       Total
Selling Shareholder                         Notes             Warrants         Shares
- -------------------                        -----            --------         ------
1997 Investor Private Placement
- -------------------------------
Banque Edouard Constant SA                  320,000           24,000            344,000
11, Cours de Rive
Case Postale 3754
1211 - Geneva
Switzerland

Elara Ltd.                                  600,000           45,000            645,000
P.O. Box 438
Tropic Isle Building
Wickhams Cay
Road Town, Tortola
British Virgin Islands
c/o Talisman Capital
1601 LaGrande Drive, Suite 100
Little Rock, AR  72211

Keyway Investments Ltd.                     720,000           54,000            774,000
19 Mount Havelock
Douglas, Isle of Man
1M1 2QG
British Islands
c/o Midland Walwyn Capital, Inc.
BCE Place
181 Bay Street, Suite 500
Toronto, Ontario  M5J 2V8
Canada

JMG Capital Partners L.P.                   320,000           24,000             344,000
c/o JMG Capital Management Inc.
1999 Avenue of the Stars
Suite 1950
Los Angeles, CA  90067

Triton Capital Investments, Ltd.            320,000           24,000             344,000
c/o JMG Capital Management Inc.
1999 Avenue of the Stars
Suite 1950
Los Angeles, CA  90067

Porter Partners L.P.                         320,000          24,000             344,000
c/o Porter Capital Management Co.
100 Shoreline Highway, Suite 211B
Mill Valley, CA  94941

EDJ Limited                                    80,000          6,000             86,000
c/o Porter Capital Management Co.
100 Shoreline Highway, Suite 211B
Mill Valley, CA  94941

Cranshire Capital, L.P.                     240,000           18,000            258,000
3000 Dundee Road
Suite 105
Northbrook, IL  60062

Legion Fund, Ltd.                           120,000            9,000            129,000
c/o Porter Capital Management Co.
100 Shoreline Highway, Suite 211B
Mill Valley, CA  94941

Banque Franck, S.A.                         400,000           30,000            430,000
1, Rue Toepffer
1206 - Geneva
Switzerland

Avalon Research Group, Inc.              --                   25,800            25,800
1900 Glades Road, Suite 201
Boca Raton, FL  33431


Kingsbridge Line of Credit
- --------------------------
Kingsbridge Capital Limited                 12,658,228        100,000           12,758,228
Main Street                                      (2)
Kilcullen, County Kildare
Republic of Ireland


April 1998 Financing
- --------------------
Robert and Jessica Baron                    16,667            17,500             34,167
4664 Coco Plum Way
Delray Beach, FL 33445

Frank Ferrante                              8,333             8,750             17,083
4 Twilight Place
Fort Monmouth, NJ 07758

Rosemary Friedman Trust                     50,000            52,500            102,500
4420 Bocaire Boulevard
Boca Raton, FL 33487

Diane Hom                                   16,667            17,500            34,167
205 West End Avenue, #22J
New York, NY 10025

Stanley Katz                                16,667            17,500            34,167
10 Bonnie Drive
Northport, NY 11768

Howard Talks/Carol Hall, JTWROS             50,000             52,500           102,500
249 Tradewind Drive
Palm Beach, FL 33480

Kenneth Tice                                6,666             7,000             13,666
181 Drake Lane
Ledgewood, NJ 07852

Stephen Warner                              25,000           26,250             51,250
8 Shannon Circle
West Palm Beach, FL 33401

David Warren                                10,000            10,500            20,500
2004 Lake Osbourne Drive, #9
Lake Worth, FL 33461

First June 1998 Financing
- -------------------------
Corporate Builders                          -                 50,000                    50,000
777 S. Flagler Drive
Suite 909
West Palm Beach, FL 33401

Legal Computer Technology, Inc.      --                       500,000           500,000
277 Royal Poinciana Way
Suite 155
Palm Beach, FL 33480

Howard Talks                                -                 500,000           500,000
249 Tradewind Drive
Palm Beach, FL 33480


Second June 1998 Financing
- --------------------------
Azriel and Sheila Nagar                     25,000            31,250             56,250
342 Irving Avenue
South Orange, NJ 07079

Edward R. Rohquin                            30,000           37,500            67,500
9906 White Sands Place
Bonita Springs, FL 34135

Joseph and Valerie Spano                    100,000           125,000           225,000
150 Tamiami Trail North
Naples, FL 34102

David B. Thornburgh                         100,000           125,000           225,000
420 W. San Marino Drive
Miami Beach, FL 33139

David B. Thornburgh Family Trust            170,000           212,500           382,500
420 W. San Marino Drive
Miami Beach, FL 33139


Third June 1998 Financing
- -------------------------
Intercontinental Holding Company            17,373             --               17,373
8351 Roswell Road, #239
Atlanta, GA 30350

Joseph Charles & Associates                 43,433            75,000            118,433
Lenox Center
3355 Lenox Road, #750
Atlanta, GA 30326

ProFutures Special
 Equities Fund, L.P.                        2,019,334        155,000        2,174,334
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

         In April 1997, the Company acquired all of the outstanding capital stock of BAPCO, a privately-held company controlled by Sam L. Bass, Jr., who was then the Company's Chairman of the Board, President and Chief Executive Officer. Through this acquisition, the Company acquired, among other assets, ownership of all rights to the BAPCO Tool and assignment of the Chevron master service agreement. The Company issued 4,000,000 shares of Common Stock to Mr. Bass in exchange for the outstanding capital stock of BAPCO. In addition, the Company issued 3,000,000 shares of Common Stock to BEW, a company controlled by Mr. Bass, in connection with the assignment of the Chevron master service agreement. See "Business Environmental Remediation Services." Mr. Bass transferred 12,500 of his shares to his son, Alfred L. Cotten, currently a Director of the Company.

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

     In July 1997, the Company issued 1,500,000 shares of its Common Stock, 500,000 each, to James R. Callender, Sr., Noreen G. Wilson and William Beaton.

     In September 1998, the Company, under a mistaken interpretation of a contingent obligation of the Company to issue shares in connection with the efforts to close the Sao Tome contract, authorized the issuance and in October 1998 issued 2,000,000 shares to each of Sam L. Bass, Jr., James R. Callender, Sr., Noreen Wilson and James A. Griffin. When it was discovered that such shares were issued in error, by vote of the Board of Directors, on December 18, 1998, such issuance was rescinded. Mr. Bass, Mr. Callender and Mr. Griffin have agreed to tender their shares immediately to the transfer agent for cancellation. The transfer agent has been notified to place a stop upon the shares of Ms. Wilson in the event her shares are not tendered in a timely fashion. On the same date, the Company issued 425,000 shares to Robert McKnight and 100,000 to Kenneth M. Waters in connection with their serving on the Board of Directors. Such shares are not subject to the rescission. Mr. Waters has tendered his shares back to the Company for cancellation because of personal tax considerations.

         From time to time, Noreen G. Wilson and James A. Griffin, while executive officers and directors of the Company, have advanced funds to the Company in the total amount of $1,469,559 through September 30, 1998, pursuant to 8.5% demand promissory notes, of which $738,231 was repaid through September 30, 1998, and $731,328 remains outstanding at September 30, 1998. Such notes are convertible into Common Stock at a conversion rate equal to 1/2 the market price per share of Common Stock at the time of the advance.


ITEM 14.          EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON
                  FORM 8-K.

         (1)      Index to Exhibit Pages

     10.1 Master Service Order and Agreement, dated October 1, 1996, between the Company and Chevron U.S.A. Inc. [incorporated herein by reference tothe Company's Annual Report on Form10-K for the fiscal year ended September 30, 1997, filed on December 29, 1997, Commission File No. 0-17325]

     10.2 Joint Venture Agreement, dated December 12, 1996, between the Company and Centram Marine Services, S.A. [incorporated herein by reference to the Company's Annual Report on Form10-K for the fiscal year ended September 30, 1997, filed on December 29, 1997, Commission File No. 0-17325]

     10.3  *  Letter  of  Intent  dated  May  18,  1997,  between  Environmental
Remediation  Holding  Corporation,   Procura  Financial  Consultants,   and  the
Democratic Republic of Sao Tome Principe.

     10.4 Joint Venture Agreement, dated July 28, 1997, between the Company and MIII Corporation. [incorporated herein by reference to the Company's Annual Report on Form10-K for the fiscal year ended September 30, 1997, filed on December 29, 1997, Commission File No. 0-17325]

     10.5 Memorandum of Agreement, dated September 30, 1997, between the Company, the Government of the Democratic Republic of Sao Tome & Principe, and Procura Financial Consultants, c.c. [incorporated herein by reference to the Company's Annual Report on Form10-K for the fiscal year ended September 30, 1997, filed on December 29, 1997, Commission File No. 0-17325]

     10.6 Form of Securities Purchase Agreement, dated as of October 15,1997, between the Company and each of the Purchasers listed therein, together with forms of the 5.5% Convertible Senior Subordinated Secured Note and Warrant to Purchase Common Stock.

     10.7 Form of Registration Rights Agreement, dated as of October 15, 1997, between the Company and each of the Purchasers listed therein.

     10.8 Private Equity Line of Credit Agreement, dated as of March 23, 1998, between the Company and Kingsbridge Capital Limited.

     10.9 Form of the Company's 12.% Convertible Note ("April 1998 Notes") [incorporated herein by reference to Form 10-Q for the quarter ended March 31, 1998 , Commission File No. 0-17325]

     10.10 Form of the Company's Warrants ("April 1998 Warrants") [ incorporated herein by reference to Form 10-Q for the quarter ended March 31, 1998, Commission File No. 0-17325]

     10.11 Form of the Company's Warrants ("June 1998 Warrants) [incorporated by reference to Form 10-Q for the quarter ended June 30, 1998, Commission File No. 0-17325]

     10.12 Form of the Company's 12% Convertible Note ("Second June 1998 Notes") [incorporated herein by reference to Form 10-Q for the quarter ended June 30, 1998, Commission File No. 0-17325]

     10.13  Form  of  the  Company's   Warrant  ("Second  June  1998  Warrants")
[incorporated herein by reference to Form 10-Q for the quarter ended June 30, 1998, Commission File No. 0-17325]

     10.14 Form of the Third June 1998 Financing Securities Purchase Agreement [incorporated herein by reference to Form 10-Q for the quarter ended June 30, 1998, Commission File No. 0-17325]

     10.15 Form of the Company's 5.5% Convertible Note ("Third June 1998 Notes") [incorporated herein by reference to Form 10-Q for the quarter ended June 30, 1998, Commission File No. 0-17325]

     10.16  Form  of  the  Company's   Warrant   ("Third  June  1998  Warrants")
[incorporated herein by reference to Form 10-Q for the quarter ended June 30, 1998, Commission File No. 0-17325]

     10.17 Form of the Third June 1998 Financing Registration Rights Agreement [incorporated herein by reference to Form 10-Q for the quarter ended June 30, 1998, Commission File No. 0-17325]

     10.18 Form of the July/August 1998 Financing Securities Purchase Agreement [incorporated herein by reference to Form 10-Q for the quarter ended June 30, 1998, Commission File No. 0-17325]

     10.19  Form  of  the   Company's  8%   Convertible   Note  ("July   Notes")
[incorporated herein by reference to Form 10-Q for the quarter ended June 30, 1998, Commission File No. 0-17325]

     10.20 Form of the Company's Warrant and Warrant Agreement ("July Warrants) [incorporated herein by reference to Form 10-Q for the quarter ended June 30, 1998, Commission File No. 0-17325]

     10.21 Form of the July/August 1998 Financing Registration Rights Agreement [incorporated herein by reference to Form 10-Q for the quarter ended June 30, 1998, Commission File No. 0-17325]

     10.22 Joint Venture Formation of the Sao Tome Principe National Petroleum Company executed July 9, 1998 (English translation) [incorporated herein by reference to Form 10-Q for the quarter ended June 30, 1998, Commission File No. 0-17325]

     10.23 * Settlement Agreement dated August 18, 1998 between the Company and Procura Financial Corporation relative to participation in Sao Tome

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

     21.1 Subsidiaries of the Company. [previously filed]

     27.1  *   Financial Data Schedule.
- ------------------------------------
* Incorporated herein by reference to Amendment 3 to the Company's Registration Statement on Form S-1 expected to be filed on or about January 25, 1999.

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

Signature                         Title                               Date
- ---------                       -----                              ----

/s/ Sam. L. Bass, Jr.           Chairman of the Board           January 27, 1999
- ---------------------------   and Vice President
    Sam L. Bass, Jr.


/s/ James R. Callender, Sr.     President and Chief Executive  January 27, 1999
- ---------------------------   Officer and Director
  James R. Callender, Sr.


/s/ Robert McKnight             Acting Chief Financial Officer, January 27, 1999
- ---------------------------   President of BAPCO and
    Robert McKnight             Director (principal financial
                                or accounting officer)


   /s/ James A. Griffin         Secretary, Treasurer and        January 27, 1999
- ---------------------------   Director
     James A. Griffin


/s/ William Beaton              Director                        January 27, 1999
- ---------------------------
      William Beaton


/s/ Alfred L. Cotten            Director                        January 27, 1999
-----------------------------
     Alfred L. Cotten


 /s/ Kenneth M. Waters              Director                    January 27, 1999
------------------------------
     Kenneth M. Waters