Form 10-Q
period 1998-12-31
ENVIRONMENTAL REMEDIATION HOLDING CORP
filed 1999-02-23
CIK 799235

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended December 31, 1998

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

                         Common stock, $0.0001 par value
                     As of December 31, 1998 was 39,613,436

                      Documents Incorporated by Reference:

                                See Exhibit List

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

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                           Consolidated Balance Sheets

                                                                               September 30,            December 31,
                                                                                   1998                     1998
                                                                             -----------------       ------------------
                                ASSETS                                                                  (Unaudited)
CURRENT ASSETS
  Cash                                                                       $          36,359       $           30,655
  Restricted cash                                                                       18,826                   18,826
  Accounts receivable                                                                  193,736                  166,441
  Prepaid expenses and other current assets                                            256,059                  279,112
                                                                             -----------------       ------------------
    Total current assets                                                               504,980                  495,034
                                                                             -----------------       ------------------
PROPERTY AND EQUIPMENT
   Oil and gas properties                                                            1,240,175                1,240,175
   Equipment                                                                         6,435,113                6,435,113
                                                                             -----------------       ------------------
     Total property and equipment before depreciation and depletion                  7,675,288                7,675,288
   Less: accumulated depreciation and depletion                                    (1,020,626)              (1,157,288)
                                                                             -----------------       ------------------
      Net  property and equipment                                                    6,654,662                6,518,000
                                                                             -----------------       ------------------
OTHER ASSETS
   Master service agreement                                                                300                      300
   Investment in STPetro, S.A.                                                          49,000                   49,000
   Due from STPetro, S.A.                                                              452,276                  871,719
   DRSTP concession fee                                                              4,000,000                4,000,000
   Deferred offering costs                                                              30,000                        0
                                                                             -----------------       ------------------
    Total other assets                                                               4,531,576                4,921,019
                                                                             -----------------       ------------------
Total Assets                                                                 $      11,691,218       $       11,934,053
                                                                             =================       ==================
              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
   Stockholder loans payable                                                 $         731,328       $          699,958
   Current portion of long-term debt                                                   308,636                  735,808
   Suspended revenue                                                                   141,409                  154,686
   Accounts payable and accrued liabilities :
       Accounts payable                                                              1,365,764                1,497,684
       Accrued officer salaries                                                      1,673,985                1,898,801
       Accrued interest                                                              1,116,196                1,750,946
                                                                             -----------------       ------------------
    Total current liabilities                                                        5,337,318                6,737,883
                                                                             -----------------       ------------------
LONG TERM LIABILITIES
   Long term loans                                                                      41,631                   38,347
   Convertible debt, net                                                             7,543,178                8,165,204
                                                                             -----------------       ------------------
    Total long term liabilities                                                      7,584,809                8,203,551
                                                                             -----------------       ------------------
Total Liabilities                                                                   12,922,127               14,941,434
                                                                             -----------------       ------------------
Common stock issued under a repurchase agreement; issued and
outstanding  1,000,000 and 750,000 shares                                            1,500,000                1,500,000
                                                                             -----------------       ------------------
STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $0.0001  par value; authorized 10,000,000 shares;
  none issued and outstanding                                                                0                        0
  Common stock, $0.0001 par value; authorized 950,000,000 shares;
  issued and outstanding  25,999,900 and 28,469,586                                      2,600                    2,847
  Additional paid-in capital in excess of par                                       25,020,717               26,052,276
  Additional paid-in capital - warrants                                                207,502                  207,502
  Deficit                                                                         (29,224,228)             (32,063,756)
  Stock subscriptions receivable                                                             0                        0
  Beneficial conversion feature                                                      1,387,500                1,387,500
  Deferred compensation, net                                                         (125,000)                 (93,750)
                                                                             -----------------       ------------------
Total Stockholders' Equity (Deficit)                                               (2,730,909)              (4,507,381)
                                                                             -----------------       ------------------
Total Liabilities and Stockholders' Equity (Deficit)                         $      11,691,218       $       11,934,053
                                                                             =================       ==================

    The accompanying notes are an integral part of the financial statements.

                                   ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                                       Consolidated Statements of Operations
                                                    (Unaudited)

                                                                 Three months ended December 31,
                                                            -----------------------------------------
                                                                  1997                    1998
                                                            -----------------       -----------------
REVENUE
Environmental remediation services                          $         146,083       $               0
Crude oil                                                              96,914                       0
                                                            -----------------       -----------------

  Total revenue                                                       242,997                       0
                                                            -----------------       -----------------
COSTS AND EXPENSES
Compensation :
     Officers                                                         301,250                 408,250
     Directors                                                              0                       0
Consulting fees                                                       251,171                 580,854
General and administrative expense                                  1,281,363                 938,738
Depreciation and depletion                                            123,503                 136,662
Interest expense                                                      702,004                 775,025
                                                            -----------------       -----------------

  Total costs and expenses                                          2,659,291               2,839,529
                                                            -----------------       -----------------

Net income (loss)                                           $     (2,416,294)       $     (2,839,529)
                                                            =================       =================

Weighted average number of shares outstanding                      24,017,700              27,642,692
                                                            =================       =================
Net income (loss)  per share - basic                        $          (0.10)       $          (0.10)
                                                            =================       =================






















    The accompanying notes are an integral part of the financial statements.

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
       Consolidated Statement of Changes in Stockholders' Equity (Deficit)


                                 Common Stock                             Beneficial                                    Total
                                                                  APIC       Conv.    Stk .Subs.   Defr'd     Accum.    S/H Equity
                                                      APIC      Warrants    Feature   Receivable   Comp.     Deficit    (Deficit)
                              ------------------ ------------ ---------- ----------- ----------- -------- ------------ -------------
                                Number
                              of Shares  Amount
                              ---------- ------- ------------ ---------- ----------- ----------- -------- ------------ -------------
BALANCE, September 30,  1997  21,989,526 $ 2,199   19,952,865          0           0   (913,300) (250,000)(17,645,204)     1,146,560

Year ended September 31, 1998
 Common stock issued for:

10/97 - stock subs rec'd               -       0            0          0           0     913,300        0            0       913,300
10/97 - Uinta acquisition      1,000,000     100 1,999,900             0           0           0        0            0     2,000,000
10/97 - Nueces acquisition        50,000       5      148,745          0           0           0        0            0       148,750
11/97 - bene conv feat create          -       0            0          0   1,075,000           0        0            0     1,075,000
1st quarter - services           355,000      36      921,964          0           0           0        0            0       922,000
1st quarter  - cash              177,008      18      167,676          0           0           0        0            0       167,694
01/98 - building equity           24,000       2       69,998          0           0           0        0            0        70,000
2nd quarter - services            23,200       2       28,494          0           0           0        0            0        28,496
2nd quarter - cash               666,664      67      438,432          0           0           0        0            0       438,499
06/98 - bene conv feat create          -       0            0          0     312,500           0        0            0       312,500
3rd quarter  - services          162,420      16      102,868          0           0           0        0            0       102,884
3rd quarter - cash               234,200      23      135,577    200,000           0           0        0            0       135,600
09/98 - accounts payable         491,646      49      337,958          0           0           0        0            0       338,007
09/98 - option fee and penalty   229,536      30      219,193          0           0           0        0            0       219,223
4th quarter - services           479,700      48      473,552          0           0           0        0            0       473,600
4th quarter - cash                47,000       5       23,495      7,502           0           0        0            0        23,500
09/98 - deferred comp. amort           -       0            0          0           0           0  125,000            0       125,000

    Net loss                           -       0            0          0           0           0        0 (11,582,428)  (11,582,428)
                              ---------- ------- ------------ ---------- ----------- ----------- -------- ------------ -------------

BALANCE September 30, 1998    25,999,900   2,600   25,020,717    207,502   1,387,500           0 (125,000)(29,224,228)   (2,730,909)

Three months ended December 31, 1998 (Unaudited)
 Common stock issued for:

1st quarter - services         1,059,000     106      523,581          0           0           0        0            0       523,687
10/98 - conv. debt converted   1,210,686     121      365,999          0           0           0        0            0       366,120
11/98 - accounts payable         200,000      20      141,980          0           0           0        0            0       142,000
12/98 - deferred comp. amort.          -       0            0          0           0           0   31,250            0        31,250

     Net loss                          -       0            0          0           0           0        0  (2,839,529)   (2,839,529)
                              ---------- ------- ------------ ---------- ----------- ----------- -------- ------------ -------------

BALANCE, December 31, 1998
(unaudited)                   28,469,586 $ 2,847   26,052,277    207,502   1,387,500           0 (93,750) (32,063,757)   (4,507,381)
                              ========== ======= ============ ========== =========== =========== ======== ============ =============

Common stock issued under a repurchase agreement:

BALANCE, September 30, 1997    1,000,000 $   100 1,999,900             0           0           0        0            0     2,000,000

12/97 - cash repurchase        (250,000)       0    (500,000)          0           0           0        0            0     (500,000)
                              ---------- ------- ------------ ---------- ----------- ----------- -------- ------------ -------------
BALANCE, September 30, 1998      750,000     100    1,499,900          0           0           0        0            0     1,500,000

BALANCE, December 31, 1998
(Unaudited)                      750,000 $   100    1,499,900          0           0           0        0            0     1,500,000
                              ========== ======= ============ ========== =========== =========== ======== ============ =============















    The accompanying notes are an integral part of the financial statements.

                 ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                              Three months ended December 31,
                                                                           -------------------------------------
                                                                                  1997                1998
                                                                           ------------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                   $      (2,416,294)        (2,839,529)
Adjustments to reconcile net loss to net cash used by operating activities:
    Amortization of deferred compensation                                              31,250             31,250
    Amortization of bene. conv. feat. and conv. debt expenses                         646,517            116,208
    Stock issued for services rendered                                                      0            523,687
    Write-off of deferred offering costs                                                    0             30,000
    Depreciation and depletion                                                        123,503            136,662
Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                                               0             27,295
   (Increase) decrease in prepaid expenses and other current assets                 (231,523)           (23,053)
   (Increase) decrease in due from STPetro, S.A.                                            0          (419,445)
   Increase (decrease) in suspended revenue                                                 0             13,277
   Increase (decrease) in accounts payable                                            458,166            131,920
   Increase (decrease) in accrued salaries                                            270,000            224,816
   Increase (decrease) in accrued interest payable                                     49,271            775,025
                                                                           ------------------   ----------------

Net cash provided by (used by) operating activities                               (1,069,110)        (1,271,887)
                                                                           ------------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
DRSTP concession fee payment                                                      (2,008,300)                  0
Increase on deposits on fixed assets                                                (164,145)                  0
Acquisition of property and equipment                                                (58,694)                  0
                                                                           ------------------   ----------------
Net cash provided by (used by) investing activities                               (2,231,139)                  0
                                                                           ------------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of bank borrowings                                                          (175,000)            (1,112)
Proceeds from loans payable to  stockholders                                          217,775            197,295
Payments on stockholder loans payable                                               (207,861)          (230,000)
Common stock and warrants sold for cash                                               167,694                  0
Convertible debt sold for cash                                                      3,767,000          1,300,000
                                                                           ------------------   ----------------

Net cash provided by (used by) financing activities                                3,769,608           1,266,183
                                                                           ------------------   ----------------
Net increase (decrease) in cash                                                       469,359            (5,704)

CASH, beginning of period                                                             327,743             55,185
                                                                           ------------------   ----------------

CASH, end of period                                                        $          797,102             49,481
                                                                           ==================   ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest                                     $           11,825                  0
                                                                           ==================   ================
Non cash financing and investing activities:
  Stock issued to acquire:
      Accounts payable settlement                                          $                0            142,000
                                                                           ==================   ================
      Conversion of convertible debt                                       $                0            366,120
                                                                           ==================   ================
      Conversion of accrued interest payable                               $                0              6,938
                                                                           ==================   ================
      Conversion of convertible debt discount                              $                0             53,168
                                                                           ==================   ================
      Oil and gas properties and equipment                                 $        2,148,750                  0
                                                                           ==================   ================

    The accompanying notes are an integral part of the financial statements.

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(1) Summary of Significant Accounting Policies
   Nature of operations.
         ERHC operates in the environmental remediation industry and the oil and natural gas production industry from its corporate headquarters in Oyster Bay, New York and its operating offices in Lafayette, Louisiana.

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

   Principles of consolidation
         The consolidated financial statements include the accounts of SSI and BAPCO, its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in the consolidation. The consolidated financial statements for the three months ended December 31, 1997 and 1998 include all adjustments which in the opinion of management are necessary for fair presentation

   Cash equivalents
         The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

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

(2) Going Concern
         The Company's current liabilities exceed its current assets by $6,242,850. The Company has incurred net losses of $2,416,294 and $2,839,529 in the three months ended December 31, 1997 and 1998 respectively. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. The Company is in ongoing negotiations to raise general operating funds and funds for specific projects. However, there is no assurance that such financing will be obtained. The Company is in preliminary discussions with several parties regarding the potential sale of some to all of its US based crude oil production fields. In prior years, the Company was able to raise funds in a timely manner, there is no evidence that they will continue to do so in the future.

(3) Restricted Cash
         A total balance of $18,826 in restricted cash, which is invested in interest-bearing certificates of deposit, pledged as collateral for a performance bond covering the Utah properties.

(4) Property, Equipment, Depreciation and Depletion
         Property and equipment are valued at cost. Maintenance and repair costs are charged to expense as incurred. When items of property or equipment are sold or retired, the related costs are removed from the accounts and any gains or losses are reflected as income. Depreciation is computed on the straight-line method for financial reporting purposes, based on the estimated useful lives of the assets. Autos and trucks are depreciated over a three to five year life, field equipment over a five to fifteen year life, office furniture over a three to five year life, and the building over a thirty year life. Depreciation expense totaled $122,793, and $136,046 for the three months ended December 31, 1997 and 1998, respectively. Depletion (including provisions for future abandon-ment and restoration costs) of all capitalized costs of proved oil and gas producing properties is expensed using the unit-of-productionmethod by individual fields as the proven developed reserves are

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
(4) Property, Equipment, Depreciation and Depletion (continued) produced. Deple-tion expense was $710 and $616 for the three months ended December 31, 1997 and 1998, respectively.

         At December 31, major classes of property and equipment consisted of the following:

                                                1997                 1998
                                       -------------------- --------------------
         Oil and gas properties        $         1,044,375  $         1,240,175
         Land                                        2,500                2,500
         Building                                   96,282               96,282
         Field equipment                         6,229,859            6,229,859
         Office furniture and equipment             35,896               67,800
         Vehicles                                        0               38,672
         Deposit on purchase of equipment          300,705                    0
                                       -------------------- --------------------
         Total                                   7,709,617            7,675,288

         Less: accumulated depreciation           (625,221)          (1,157,288)
                                       -------------------- --------------------
         Net property and equipment    $         7,084,396  $         6,518,000
                                       ==================== ====================

(5) Notes payable
         The Company issued two notes payable to stockholders who are also officers and directors in exchange for cash amounting to $2,039,700. These notes carry no stated maturity date and an 8.5% rate of interest. The Company has repaid $1,334,247 on these notes, including interest and principal on one. The remaining note is convertible into restricted stock at 50% of the average bid price for the month in which the loan was made. The conversion is at the option of the noteholder. Accrued interest on this note is $8,412 and $50,511 for the three months ended December 31, 1997 and 1998 respectively.

         In October 1998, the Company issued 20% convertible subordinated unsecured notes due October 2000 in exchange for $500,000 cash. These notes are convertible into shares of the Company's common stock at a conversion price to be determined by so stated formula. If all of these notes are converted using the conversion price as of the issuance date ($1.00), the Company will be required to issue 500,000 shares of common stock. These notes also carried warrants for an additional 1,500,000 shares of common stock with an exercise price of $0.40 per share, or total additional proceeds to the Company of $600,000 in cash in the event all of the warrants are exercised.

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

         In October 1998, the Company received conversion notices on $412,350 of the convertible debt issued in July and August, 1998. This debt, and accrued interest amounting to $6,938, was converted into 1,210,686 shares of common stock.

(6) Accrued Salaries
         At December 31, 1997 and 1998 the Company has accrued salaries of $1,230,000 and $1,898,801, respectively, for three officers. These officers can, at their option, convert these salaries into common stock of the Company at the rate of one-half of the average bid price of the Company's common stock for the months in which the salary was earned.

(7) Accrued Interest
         Accrued interest consisted of the following at December 31 :

                                              1997                  1998
                                      --------------------- --------------------
Accrued interest - other              $              54,328 $             56,774
Accrued interest - convertible debt                  32,171              458,672
Accrued penalties - convertible debt                      0            1,235,500
                                      --------------------- --------------------
Total                                 $              86,499 $          1,750,946
                                      ===================== ====================

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(8) Oil Production
         The Company is utilizing the successful effort method of accounting for its oil and gas producing activities. The Company regularly assesses oil and gas reserves for possible impairment on an aggregate basis in accordance with SFAS 121.

(9) Income Taxes
         The Company has a consolidated net operating loss carry-forward amounting to $32,063,756, expiring as follows: $3,404 in 2015, $728,748 in 2016,  $16,913,052  in 2017,  $11,582,428  in 2018 and $2,839,529 in
         2019. The Company has an $12,825,000 deferred tax asset resulting from the loss carry-forward, for which it has established a 100% valuation allowance. Until the Company's current plans begin to produce earnings it is unclear as to the ability of the Company to utilize these carry-forwards. The Tax Reform Act of 1986 provided for a limitation on the use of net operating loss carryforwards following certain ownership changes. Such a change in ownership under the IRS rules and regulations potentially could occur pursuant to the Company's S-1 amendment.

(10) Stockholders' Equity
         The Company has authorized 950,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock.

         During the first quarter of fiscal 1999, the Company issued 1,059,000 shares of common stock in exchange for services valued at $523,687. The Company also issued 200,000 shares in settlement of a then outstanding accounts payable amounting to $142,000. In October 1998, convertible debt holders converted $412,350 of debt and $6,938 of accrued interest into 1,210,686 shares of common stock.

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

         In April 1998, Uinta Oil and Gas, Inc. (Uinta) filed suit in Utah relating to the Company's October 1997 acquisition of twenty two oil and gas wells in Utah. The other two joint sellers of these wells, along with Uinta, filed a formal demand for arbitration as the purchase agreement requires.The Company has entered into negotiations to settle this matter and expects to issue additional shares in this settlement. However at the date of this report no final agreement has been reached.

(11) Commitments and Contingencies
         The Company is committed to lease payments for 10 vehicles under operating leases totaling $50,598, $7,826 and $3,913 for the years ended September 30, 1999, 2000 and 2001. The Company paid $19,160 and $12,650 in vehicle lease expense for the three months ended December 31, 1997 and 1998, respectively. The Company currently leases its office space and operating facilities on a two year lease and three year lease respectively. The Company is committed to lease payments on the two facilities totalling $67,108 and $60,808 for the years ending September 30, 1999 and 2000. The Company paid $11,487 and $17,227 in leased facility rent for the three months ended December 31, 1997 and 1998 respectively.

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(12) Segment Information
         The Company has three distinct lines of business through its two wholly owned subsidiaries, Site Services, Inc., (SSI), and Bass American Petroleum Company, (BAPCO), and a joint venture agreement. SSI operates in the environmental remediation industry and BAPCO will operate in the oil and gas production industry. SSI's principal identifiable assets consist of $3,224,000, net, of environmental equipment, and the Chevron P&A master service agreement valued at $300, net. BAPCO's principal identifiable assets consist of crude oil reserves valued at $1,240,175, equipment valued at $2,508,000 and land and building valued at $98,782. The Company also expects to operate in the supply industry through a joint venture agreement to supply fuel and other goods to ships transiting the Panama Canal. No principal identifiable assets yet exist for this line of business.

(13) Sao Tome Concession
       Concession fee payment
         When the Company entered into the joint venture agreement in May 1997 with the Democratic Republic of Sao Tome and Principe, (DRSTP), the Company was required to pay a $5,000,000 concession fee to the DRSTP goverment. In September 1997, the Company received a Memorandum of Understanding from the DRSTP government which allows the Company to pay this concession fee within five days after the DRSTP files the relevant official maritime claims maps with the United Nations and the Gulf of Guinea Commission. In December 1997, the Company paid $2,000,000 of this concession fee to the DRSTP from the proceeds of the convertible note offering. On July 2, 1998 the Company paid $1,000,000 of the Concession fee to the government of the DRSTP. On July 31, 1998 the Company paid an additional $1,000,000 of the concession fee to the government of the DRSTP.

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

      Due from STPetro,S.A.
         The Company has expended approximately $871,700 on behalf of STPetro, S.A., principally prior to the formation of STPetro, S.A. The Company believes that these expenses are recoverable from STPetro, S.A.
         under its May 1997 agreement with the DRSTP.

(14) Suspended Revenue
         The Company's oil and gas production revenue, amounting to $154,686 as of December 31, 1998, has been placed in suspense as the Company has not yet received valid complete division orders on its leases and wells

(18) Subsequent Events
       Subsequent discovery
         Subsequent to the filing of the Company's Form S-1 Amendment No. 3, and Form 10-K Amendment No. 1 for the year ended September 30, 1998, it was discovered that there may be a question of the ownership rights of the Company in the BAPCO tool.

         The Board of Directors was given notice under Section 10A(b)(2) of the Securities and Exchange Act of 1934, as amended, and has filed a Form 8-K in compliance with the requirements of Section 10A(b)(3)

         The Company and its independent auditors are conducting a full investigation. Upon completion of the investigation, the Company intends to amend its financial statements and other disclosures, should changes be warranted.

         No changes have been made to the financial statements for the three months ended December 31, 1997 and 1998, pending the completion of this investigation.

Item 2. Management's Discussion and Analysis of the Financial Condition and Results of Operations

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

Results of Operations

First Quarter Ended December 31, 1998 compared to First Quarter Ended December 31, 1997

         During the first quarter ended December 31, 1998, the Company incurred a net loss of $2,839,529, compared to a net loss of $2,416,294 in the first quarter ended December 31, 1997, reflecting the Company's increased level of business operations. In the first quarter ended December 31, 1998 a total of $230,000 was accrued, but not paid in cash, as compensation to three officers of the Company. Depreciation and depletion equaled $136,662 in the first quarter ended December 31, 1998 compared to $123,503 in the first quarter ended December 31, 1997. Amortization of the beneficial conversion feature discount on convertible debt was $23,438 for the quarter ended December 31, 1998 compared to $646,517 for the quarter ended December 31, 1997. The net cash operating loss of the Company for the first quarter ended December 31, 1998 was $1,271,887 compared to $1,069,110 for the first quarter ended December 31, 1997.

         Officers' compensation, professional fees, travel, consultant fees and miscellaneous expenses for the quarter ended December 31, 1998 compared to the quarter ended December 31, 1997 increased significantly due to the Company's business operations continuing to increase. Professional fees in the quarter ended December 31, 1998 included legal, audit, petroleum engineering and other engineering costs.

         The Company had revenues of $ 0.00 in the first quarter ended December 31, 1998 compared to $242,997 in the first quarter ended December 31, 1997.

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

         The Company is currently in the initial phase of project development and is conducting seismic surveys, processing existing seismic data and reviewing environmental and engineering feasibility studies. During fiscal 1997, the Company issued 1,000,000 shares of its common stock at a guaranteed value of $2.00 per share to acquire geologic data concerning Sao Tome. The Company anticipates spending approximately $2,200,000 over the next 12 months for additional studies necessary to determine the location and depth of the targeted oil and gas deposits. The Company has spent to date $250,000 in preparatory expenses including determining the boundaries of the concession and facilitating the passage of a law in Sao Tome regarding the boundaries of the country. The costs of further development of this project cannot be determined until a more definite development plan is established. The costs depend on the Company's determination to either independently develop the concession, take on operational partners or lease a portion of the concession for third-party development.

         In April 1998, the Government of Sao Tome granted approval to the joint venture to proceed with the preparation and sale of leases of its oil concession rights, which sales were expected to occur in early 1999. In June 1998, the Company and Sao Tome signed a letter of intent to award a contract to Schlumberger to perform a marine seismic survey in anticipation of the license round to be held in Sao Tome, and to act as the technical advisor and coordinator of such license round. Schlumberger is a seismic data service company located in Great Britain. The exact number and size of the lease blocks to be offered have not yet been determined. The Company intends to run the survey and acquire the seismic data in late 1998 in order to proceed with the licensing round commencing in early 1999. In July 1998, the Company closed and formed the joint venture national oil company with the Government of Sao Tome. The oil company is called the STPETRO. STPETRO is owned 51% by the Government of Sao Tome and 49% by the Company. In addition, the Company was granted under the original agreement with the government, a long term management arrangement with STPETRO. In July 1998, the Ministry of Cabinets and the Prime Minister executed the STPETRO formation documents and they were promulgated into law by the President. In September 1998, the Government of Sao Tome and STPETRO entered into a Technical Assistance Agreement with Mobil. Under such agreement, Mobil will perform a technical evaluation and feasibility study of oil and gas exploration on certain designated acreage. The agreement is for an initial term of 18 months and superceded the need for lease sales in early 1999. Mobil retains a right of first refusal to acquire development rights to all or a portion of the acreage which it is evaluating. Mobil then executed an agreement with Schlumberger to perform the marine seismic survey as previously agreed under the letter of intent with the Company signed in June 1998. Under the Mobil/Schlumberger agreement, Schlumberger began performing seismic work on the option blocks designated in the TAA Agreement in January 1999. The Company continues to maintain a right to construct the Off-Shore Logistics Center and is seeking an appropriate joint venture partner for the project.

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

         In September 1997, the Company acquired net revenue interests ranging from 76% to 84% (and 100% working interest in all but 2 of the wells) in oil and gas properties totaling 13,680 acres, located near the MIII fields in the Uinta Basin with 22 oil and natural gas wells. These wells are currently producing approximately 70 barrels of oil per day from six producing wells which began realizing revenues for the Company in November 1997. The Company planned on spending approximately $1,000,000 on additional equipment and up to $80,000 per well on well stimulation in order to bring 12 more wells on line in 1999. The Company plans to plug and abandon 2 more wells and to perform further study on the other 2 wells. The Company planned on funding this plan through the use of funds acquired under the Kingsbridge Equity Line of Credit Agreement. To date, the Company has received no funds under the Kingsbridge Investment Agreement, no longer intends to take down any funds under this agreement, has negotiated terms to cancel this agreement and Kingsbridge is seeking arbitration of the agreement and its cancellation. See Part II, Item 1. "Legal Proceedings." Provided additional financing of $5,000,000 to $10,000,000 is secured from another source, the Company would schedule to implement a recompilation and drilling program on this project. The Company is currently evaluating the existing reserve reports, the underlying data on these leases and the economic feasibility of increasing production in light of the current oil prices or of the sale or other disposition of these properties. The Company is engaged in arbitration regarding this project and believes that a settlement on all issues may be completed in the first quarter of 1999.

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

Net Operating Losses

         The Company has net operating loss carryforwards of $32,063,756 which expire in the years 2010 through 2019. The Company has a $12,825,000 deferred tax asset resulting from the loss carryforwards, for which it has established a 100% valuation allowance. Until the Company's current operations begin to produce earnings, it is unclear as to the ability of the Company to utilize such carryforwards.

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

Forward-Looking Statements

         This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-Q which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), wells to be drilled or reworked, oil and gas prices and demand, exploitation and exploration prospects, development and infill potential, drilling prospects, expansion and other development trends of the oil and gas industry, business strategy, production of oil and gas reserves, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

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

         Uinta Oil & Gas, Inc., ("Uinta") one of the three "joint" sellers under the agreement to acquire the Uinta leases and certain other assets took certain actions that were in contravention of the agreement when certain anticipated funding to the Company did not occur. The Company gave Uinta notice of its demand for arbitration under the agreement. Uinta commenced an action agains the Company, BAPCO, Sam L. Bass, Jr., Noreen Wilson, Jim Griffin, Robert E. McKnight and Robert Ballou (the Company's geologist) in Uintah County, Utah in April 1998. The complaint alleges fraud in the inducement, rescission of the agreement, breach of contract and securities fraud and requests punitive damages and appointment of a receiver. The Company then filed a formal demand for arbitration. Uinta filed a request for a receiver to be appointed. This motion was denied; however, the court held the issue of arbitration in abeyance pending an evidentiary hearing on the allegations of Uinta's allegations of fraud since Utah law contains an exception to mandatory arbitration when there are allegations of fraud. Prior to the hearing on receivership, the other two "joint" sellers, Coconino, S.M.A., Inc. and Pine Valley Exploration, Inc. filed their formal demand for arbitration. In the interim, the Company made an offer to settle this matter. A settlement on all issues was completed in January 1999. The suit was dismissed with prejudice on February 9, 1999. Under the terms of the executed settlement, for the 500,000 shares of restricted stock which were issued at a guarantee price of $2 per share, additional restricted shares were issued which reflect the difference between $2 and the price on October 16, 1998 and December 30, 1998 and the 500,000 shares of restricted stock which were to be issued in early 1998 were issued and treated as if issued at the time such deliverance was initially required. In addition, the parties will receive additional shares equal to the difference between the value calculated on the closing date in January 1999 and $2 (calculated at $.3267 per share, the "Strike Price") for the second block of 500,000. The Company reimbursed certain filing fees, attorneys fees and paid for certain office equipment. The Company received a quitclaim deed and assignments to perfect the Company's interest in the leases. In addition, (1) Uinta will be issued shares of the Company's Common Stock the amount of which shall be determined by dividing $250,000 by the Strike Price, half of which shares shall be included in the Company's registration statement on Form S-1/A (the "Registration Statement") and half of which shall be restricted securities, (2) in exchange for assignment of a 4% overriding royalty interest, Uinta will receive restricted shares the amount of which shall be determined by dividing $677,000 by the Strike Price, (3) a deficiency value equal to $41,200 for the Utah office building will be liquidated by issuance of shares the amount of which shall be equal to $41,200 divided by the Strike Price, which shares were included in the Registration Statement, (4) Uinta received no more than $10,000 to cover its court costs and attorneys fees, and
(5) payment of outstanding production service invoices to third parties totalling $27,000 shall be paid in the form of shares included in the Registration Statement, which shares shall be equal to $27,000 divided by the Strike Price. See Part II, Item 2. "Changes in Securities and Use of Proceeds - January 1999 Shares Issuances."

         On August 11, 1998, the Company and Kingsbridge agreed to enter into an agreement to cancel the Kingsbridge Private Equity Line of Credit dated March 23, 1998. Pursuant to the terms of the proposed cancellation, the Company will pay a penalty in the amount of $100,000 and will issue warrants to purchase up to an additional 100,000 shares of the Company's Common Stock (the "Kingsbridge Warrants"). The Company has decided to cancel the Kingsbridge Private Equity Line of Credit because terms of certain of the third quarter 1998 fundings require the Company to cancel this agreement so as to limit the number of shares of the Company's Common Stock outstanding upon conversion of the Company's convertible notes in the future. However, as of December 31, 1998, the Company had not completed the terms of the anticipated cancellation, and therefore continues to be obligated to register the potential Kingsbridge shares issuable under the put option exercise notice and the Kingsbridge Warrant. Under the terms of the cancellation, the Company will be responsible for the registration of the additional warrants. On December 10, 1998, Kingsbridge made application to the American Arbitration Association for arbitration of outstanding issues between the parties, claiming beaches of contracts. The Company has filed an Answer in such proceedings. The Company believes it has just and meritorious defenses to the claims and intends to vigorously defend these claims. An initial arbitration conference is scheduled for mid February 1999.

         Other than the above legal proceeding, the Company is not a party to any other material pending or threatened legal proceeding.

Item 2.           Changes in Securities and Use of Proceeds

         There have been no changes with respect to defining the rights of holders of any class of registered securities or otherwise.

     In the first quarter of fiscal 1999 and through the most practicable date, the Company issued the following rights, shares and warrants of unregistered securities:

The September 1998 Financing

         By documents dated September 1998, the Company raised gross proceeds of $500,000 in October 1998 in a private placement of the Company's 20% convertible note due in October 2000 (the "September 1998 Note") and a warrant to purchase shares of Common Stock (the "September 1998 Warrant") to one "accredited" investor. The conversion price is calculated pursuant to a formula as the lower of (i) 90% of the average closing bid price for the five days prior to conversion or (ii) $1.00. In the event that the lower price were $1.00 maximum number of shares of Common Stock which may be issued by the Company upon conversion of the September 1998 Note would be 750,000 (assuming the lower price is $1.00 and pursuant to the terms of the September 1998 Note which require registration to initially cover 150% of the shares underlying the September 1998
Note). For purposes of registering the maximum number of shares of Common Stock under the Registration Statement, the conversion rate is assumed to be $1.00. Because the conversion rate of the September 1998 Note is based in part on future average trading prices of the Common Stock, the number of shares which may actually be sold pursuant to the Registration Statement could differ significantly. For example, in the event the average closing bid price for the five days prior to notice of intent to convert were $.50, 90% of such number would equal a share price of $.45, resulting in a total of 1,111,111 shares of Common Stock issuable upon conversion, exclusive of the exercise of any of the September 1998 Warrant and the requirement of registration of 150% would equal 1,666,666 shares of Common Stock. The maximum number of shares of Common Stock which may be issued by the Company upon the exercise of the September 1998 Warrant (at an exercise price of $.40) is 1,500,000 shares. The Registration Statement covers the up to 2,250,000 total shares of Common Stock issuable, with certainty, upon the conversion of the September 1998 Note and the exercise of the September 1998 Warrant. As of the date hereof, none of the September 1998 Note had been converted and none of the September 1998 Warrant had been exercised.

         The September 1998 Note precludes the holder from converting all or any part of said note prior to the first anniversary date of issuance (October 26, 1999). The conversion rate of the September 1998 Note equal to $1.00 per share was used for purposes of registering the maximum number of shares of Common Stock upon conversion of the September 1998 Note under the Registration Statement. The September 1998 Note is subordinates to any senior debt incurred by the Company. Commencing on the first anniversary of the issuance of said note, the remaining principal amount and all accrued and unpaid interest and fees, if any, shall automatically and without further action on the part of the holder be payable in twelve monthly installments commencing with a first payment on November 1, 1999 and a final payment on the maturity date. The Company has the option at any time prior to the first anniversary of said note to prepay all or any portion of the remaining principal plus an amount equal to twenty percent on the portion so paid.

         Under the terms of the September 1998 Warrant , the holder may exercise at any time from the issuance date until October 26, 2008, for up to 750,000 shares of Common Stock and from October 26, 1999 until October 26, 2008, 750,000 shares of Common Stock. The exercise price of the September 1998 Warrant is equal to $.40 per share and this price was used for purposes of registering the maximum number of shares of Common Stock under the Registration Statement for exercise of the September Warrant.

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

The October 1998 Financing

         In October 1998, the Company commenced a the private placement for up to $1,500,000 under which it has raised gross proceeds in three (3) closings totaling 800,000 of the Company's 12% subordinated convertible notes, which are due on December 31, 1999 (the "October 1998 Notes"), and "A" and "B" warrants to purchase shares of Common Stock (the "October 1998 "A" and "B" Warrants") to a limited number of "accredited" investors. The maximum number of shares of Common Stock which may be issued by the Company upon the conversion of the October 1998 Notes (at a base conversion price of $1.25 per share), subject to certain adjustments, the exercise of the October 1998 "A" Warrants (at an exercise price of $.50 per share) and the exercise of the October 1998 "B" Warrants (at an exercise price of $3.00 per share) is up to 640,000 shares, 1,200,000 shares and 1,200,000 shares, respectively. The Registration Statement covers the 3,040,000 shares of Common Stock issuable upon the conversion of the October 1998 Notes and the exercise of the October 1998 "A" and "B" Warrants. As of the date hereof, none of the October 1998 Notes or the October 1998 "A" or "B" Warrants had been exercised.

         All of the shares to be held upon conversion by the holders of the October 1998 Notes may be offered in that, under their terms, such holders may convert 100% of the principal amount of said notes at any time after the issuance date. The conversion rate of the October 1998 Notes is equal to $1.25 per share and this price was used for purposes of registering the maximum number of shares of Common Stock upon conversion of the October 1998 Notes under the Form S-1. The October 1998 Notes are subordinated to any senior debt incurred by the Company. All of the shares to be held upon exercise by the holders of the October "A" 1998 Warrants may be offered in that, under the terms of the October 1998 "A" Warrants, holders may exercise at any time until December 31, 2003. The exercise price of the October 1998 "A" Warrants is equal to $.50 per share (subject to adjustment) and these prices were used for purposes of registering the maximum number of shares of Common Stock under the Registration Statement for exercise of the October 1998 "A" Warrants. All of the shares to be held upon exercise by the holders of the October "B" 1998 Warrants may be offered in that, under the terms of the October 1998 "B" Warrants, holders may exercise at any time until the earlier of (i) five years from the date of exercise of the October 1998 "A" Warrant or (ii) December 31, 2008. The exercise price of the October 1998 "B" Warrants is equal to $3.00 per share (subject to adjustment) and these prices were used for purposes of registering the maximum number of shares of Common Stock under the Registration Statement for exercise of the October 1998 "B" Warrants. The October 1998 Notes and the October 1998 "A" and "B" Warrants have certain piggy-back registration rights. The October 1998 "A" and "B" Warrants contain cashless exercise and anti-dilution provisions which include, but are not limited to, anti-dilutive protection against stock or management option issuances below $.50 per share. The Company has the right to call the October 1998 "A" Warrant at any time after the underlying shares are registered if the Common Stock of the Company exceeds a price of $4.50 per share for an average of twenty consecutive trading days. The Company has the right to call the October 1998 "B" Warrants at any time after eighteen months after the holder has exercised its October 1998 "A" Warrant and after the underlying shares are registered if the Common Stock of the Company exceeds a price of $9.00 per share for an average of twenty consecutive trading days. The Company has agreed not to call the "A" and "B" warrants simultaneously. In connection with the sale of the October 1998 Notes and the October 1998 "A" and "B"
Warrants, the Company committed to register the October 1998 shares under the Securities Act for resale by, and for the benefit of, such shareholders.

         The Company used $500,000 of the net proceeds to fulfill its obligations under its contract with Sao Tome and the balance was used to fund operating costs relative to the Sao Tome operation and to provide working capital.

October Share Issuances

         In October, 1998, the Company issued 109,000 shares of its Common Stock for consulting services valued at $45,984.

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

November Share Issuances

         In November, 1998, the Company issued 100,000 shares of its Common Stock for consulting services valued at $71,000.

         In November, 1998, the Company registered on Form S-8 550,000 shares and options exercisable for an additional 300,000 shares of the Company's Common Stock which were issued to consultants.

         By Agreement dated August 18, 1998, Procura Financial Consultants, cc. ("Procura") assigned and transferred all of its rights and obligations in the joint venture between the Democratic Republic of Sao Tome and Principe, the Company and Procura to the Company. In consideration of such assignment, the Company issued 2,000,000 shares of its restricted stock to Procura. As of December 31, 1998 said shares had not been delivered to Procura because Procura has made certain claims to the Company that it or its principals are entitled to additional shares. The Company has authorized further negotiations to settle any disputes with Procura. Under the terms of the approved offer, Procura would receive 4,000,000 shares of restricted Common Stock, $12,000 per month for 6 months and warrants to purchase 2,000,000 shares of Common Stock on a graduated basis beginning at $1.00 and increasing to $3.00 exercisable in increments of 250,000 based upon production levels. Based upon prior meetings with the principals of Procura, the Company believes such offer will be accepted. As of the date hereof, such negotiations have not been completed.

December Share Issuances

         In December 1998, the Board of Directors appointed Mateus M. (Nando) Rita as Vice President of International Affairs and authorized the issuance of 500,000 shares of restricted Common Stock to him in connection with services to the Board of Directors valued at $158,203.

         In December, 1998, the Board of Directors authorized an Form S-8 registration to cover shares to be issued to three consultants. As of the date of the minutes, the Company is obligated to issue such shares at such time as such registration is effective. However, the Board determined that it was in the best interest of the Company to wait to complete such registration until such time as the Form S-1/A, the Form 10K for the fiscal year ended September 30, 1998 and this Form 10-Q were filed. Such registration will cover 1,166,000 shares of the Company's Common Stock.

January 1999 Share Issuances

         In January 1999, the Company agreed to a settlement with Uinta. Pursuant to such settlement, the Company issued shares of Common Stock on January 18, 1999 and agreed to issue additional shares based upon the Strike Price determined on January 18, 1999. The Registration Statement covers the up to 1,144,000 total shares of Common Stock issuable, with certainty, upon the completion of the Uinta settlement.

         Under the terms of the executed settlement, for the 500,000 shares of restricted stock which were issued at a guarantee price of $2 per share, additional restricted shares were issued which reflect the difference between $2 and the price on October 16, 1998 and December 30, 1998 (under the formula set forth in the agreement, 861,111 and 1,312,500 shares of restricted stock respectively) and the 500,000 shares of restricted stock which were to be issued in early 1998 were issued and treated as if issued at the time such deliverance was initially required, which shares bear registration rights and are included in the Registration Statement. In addition, the parties will receive additional shares equal to the difference between the value on the closing dated of January 18, 0999 and $2 for the second block of 500,000 (2,560,912 at Strike Price of restricted stock). The Company reimbursed certain filing fees, attorneys fees and paid for certain office equipment. The Company received a quitclaim deed and assignments to perfect the Company's interest in the leases. In addition, (1) Uinta will be issued shares of the Company's Common Stock the amount of which was determined by dividing $250,000 by the Strike Price, half of which shares were included in the Registration Statement and half which shall be restricted securities (at the Strike Price, 382,614 shares of restricted stock and 382,614 shares which bear registration rights and are included in the Registration Statement) , (2) in exchange for assignment of a 4% overriding royalty interest, Uinta will receive restricted shares the amount of which shall be determined by dividing $677,000 by the Strike Price (2,072,238 shares of restricted stock),
(3) a deficiency value equal to $41,200 for the Utah office building will be liquidated by issuance of shares the amount of which shall be equal to $41,200 divided by the Strike Price, (126,110 shares of Common Stock, which shares bear registration rights and are included in the Registration Statement, (4) Uinta received no more than $10,000 to cost its court costs and attorneys fees, and
(5) payment of outstanding production service invoices to third parties totally $27,000 shall be paid in the form of shares with registration rights, which shares shall be equal to $27,000 divided by the Strike Price (82,644 shares which are included in the Registration Statement).

         In July 1997, the Company acquired certain geological data and other information relative to Sao Tome valued at $2,000,000 from Christian Hellinger. At that time, the Company issued 1,000,000 shares of its Common Stock at a guaranteed price of $2.00 per share. Subsequently, the price of the Company's shares dropped. Through December 31, 1998, the Company had repaid $908,925 of the $2,000,000 debt. In January 1999, the Board of Directors reached a settlement with Mr. Hellinger relative to the balance of $1,091,075 in which he agreed to take 3,308,712 share of restricted Common Stock in full liquidation of the balance due.

February 1999 Share Issuances

         Pursuant to an agreement with the holder of the Third June 1998 Note, the Company has agreed to issue 387,501 shares of Common Stock which have registration rights and which have been included in the Registration Statement in lieu of certain penalties associated with the Company's failure to have its Registration Statement effective within sixty days. See Part II, Item 3. "Defaults Upon Senior Securities."

Item 3.           Defaults Upon Senior Securities

         None.

         A requirement of funding provided to the Company in November, 1997 from Avalon Research Group, Inc. ("Avalon") was that the Company would file its registration statement within forty-five (45) days of the funding. The Form S-1 was filed by the Company on January 8, 1998; however, this eight (8) day lateness was waived by the Avalon investors. In addition, the Company had agreed to use its best efforts to have its registration statement declared effective within one hundred twenty (120) days of the November 15, 1997 closing. The Company believes that it has used its best efforts to have its registration declared effective. The Avalon registration rights agreement required that in the event that the registration statement was not effective within one hundred twenty (120) days, that the Company would pay as liquidated damages an amount equal to three percent (3%) of the aggregate amount of the notes per month. As a result of the delay in declaring the Form S-1 as amended effective, the Company owes the Avalon investors $136,500 for a part of the month of March and for the full months of April, May and June 1998 and a additional amount of $39,000 for the month of July 1998. These outstanding amounts do not represent a default under the convertible senior subordinated notes issued to the Avalon investors; however do represent a debt due by the Company and a default under the Collateral Assignment Security Agreement under which the Company granted to the Avalon investors a security interest in the rights to certain oil and gas reserves located in Duchesne and Uintah Counties, Utah pursuant to which the Company and its subsidiary currently enjoys the right to exploit certain oil and gas reserves thereon.

         In June 1998, the Company raised gross proceeds of $1,250,000 in a private placement of the Company's 5.5% convertible notes due in June 2000 (the "Third June 1998 Notes") and warrants to purchase shares of Common Stock (the "Third June 1998 Warrants") to one "accredited" investor. Pursuant to the terms of the agreements, certain penalties were to be paid to the Third June 1998 Note Investor in the event the registration statement was not effective within sixty days. In lieu of such payments, the Investor has elected to take 282,016 additional shares in full liquidation of all penalties due through December 1998 and an additional 105,485 for the month of January 1999.

         In July and August 1998, the Company raised gross proceeds of $1,200,000, $275,000 and $1,010,000 respectively in a private placement of up to $3,000,000 in three(3) tranches of the Company's 8.0% convertible notes due in July and August 2000 (the "July Notes") to a limited number of "accredited" investors. Warrants were issued to the placement agent at the close of each tranche (the "July Warrants"). The Company has failed to register the shares into which the July Notes are convertible and the July Warrants are exercisable during the 60-day period following the completion of this transaction as required by the agreements. As a result, the Company is required to make certain payments to the July/August Investors. The Company is currently in negotiations with these Investors to determine the amounts to be paid.

Item 4.           Submission of Matters to a Vote of Security Holders

         None

Item 5.           Other Information

                  Subsequent to the filing of the Company's Amendment No. 3 to its Form S-1 ("S- 1/A3") and Amendment No. 1 to the Form 10K for the Fiscal Year Ended September 30, 1998 ("10K/A1"), it was discovered that there may be a question of the ownership rights of the Company in the BAPCO tool.

                  The Board of  Directors  of the Company was given notice under
Section 10A(b)(2) of the Securities and Exchange Act of 1934 and filed a Form 8K on February 16, 1999 in compliance with the requirements of Section 10A(b)(3).

         The Company and its independent auditors, Durland & Company, CPAs, P.A., are conducting a full investigation. Upon completion of the investigation, the Board of Directors intends that any changes in the legal or financial disclosure relative to the financial and legal effects of such ownership rights shall be disclosed in the form of further amendment to its Form S-1 and Form 10K for the Fiscal Year Ended September 30, 1998, this Form 10Q for the Quarter Ended December 31, 1998 and any other reports which need to be corrected.

         This Form 10Q does not contain any changes to the legal and financial disclosure regarding the BAPCO tool pending the results of the investigation.

         All parties who are relying upon the previously filed audit opinion letter, financial statements and the disclosures as to the BAPCO tool contained in the Company's S-1/A3 and the 10K/A1 are hereby notified that such audit opinion letter, financial statements and such disclosure may no longer be relied upon and that any further reliance may only be made when the appropriate amendments shall be filed with the Securities and Exchange Commission.

Item 6.          Exhibits and Reports on Form 8-K

         a.      Exhibits

10.24    *       Technical Assistance Agreement by and among Democratic Republic of Sao Tome Principe and Sao Tome and Principe National Petro-leum Company, S.A. and Mobil Exploration and Producing Services
                 Inc.[Partially Redacted - Subject to  a  Confidential Treatment
                 Application filed with the SEC]

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

10.26    *       Form  of  the  Company's  20% Convertible Note ("September 1998
                 Note")

10.27    *       Form  of  the  Company's Warrant ("September 1998 Warrant") and
                 the Warrant Agreement

10.28    *       Form  of  the  Company's  12%  Convertible  Note ("October 1998
                 Notes")

10.29    *       Form  of  the  Company's  Warrants  ("October  1998 "A" and "B"
                 Warrants) and Warrant Agreement

10.30    *       Memorandum  of  Compromise  and  Settlement  Agreement  between
                 Environmental  Redmediation  Holding  Corporation, Pine  Valley
                 Exploration,  Inc.,  Coconino,  S.M.A.,  Inc., Uinta Oil & Gas,
                 Inc. Craig Phillips and Joseph H. Lorenz dated January 4, 1999.

         b.      Reports on Form 8-K

                 None

* Previously filed as Exhibits to the Amendment 3 of the Form S-1 filed January 25, 1999, Registration No. 333-43919

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lafayette, State of Louisiana, on the 23rd day of February 1999.

ENVIRONMENTAL REMEDIATION HOLDING CORPORATION


                               By: /s/ James R.  Callender,
                                  ------------------------------------------
                                  James R. Callender, Sr.
                                  President, Chief Executive Officer
                                  and Director


         Pursuant to the requirements of the Securities Act of 1934, this Form 10Q has been signed by the following persons in the capacities and on the dates indicated.

Signature                          Title                          Date
- ---------                        -----                          ----

/s/ Sam L.  Bass, Jr.          Chairman of the Board           February 23, 1999
- ---------------------------  and Vice President
    Sam L. Bass, Jr.



/s/ James R.  Callender, Sr    President and Chief Executive   February 23, 1999
- ---------------------------  Officer and Director
  James R. Callender, Sr.


 /s/ Robert McKnight           Acting Chief Financial Officer, February 23, 1999
- ---------------------------  President of BAPCO and
    Robert McKnight            Director (principal financial
                               or accounting officer)

/s/ William Beaton                  Director                   February 23, 1999
- ---------------------------
      William Beaton