Form 10-Q
period 1999-03-31
ENVIRONMENTAL REMEDIATION HOLDING CORP
filed 1999-05-25
CIK 799235

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999
                         Commission File Number 0-17325

                     ENVIRONMENTAL REMEDIATION HOLDING CORP.
                      (Exact name of issuer in its charter)


       COLORADO                                           88-0218499
(State of Incorporation)                             (IRS Employer ID Number)

777 South Flagler Drive
     Suite 903
West Palm Beach, Florida                                  33401
(Address of principal executive offices)                (Zip Code)

                           Copy of Communications to:
                              Mercedes Travis, Esq.
                              Mintmire & Associates
                               265 Sunrise Avenue
                                    Suite 204
                              Palm Beach, FL 33480
                                 (561) 832-5696


Registrant's telephone number, including area code:  (561) 833-5560


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

                        Common stock, $0.0001 par value
                       As of March 31, 1999 was 52,215,302
                      Documents Incorporated by Reference:
                                See Exhibit List

PART I - FINANCIAL INFORMATION

Item 1.              Financial Statements


                          INDEX TO FINANCIAL STATEMENTS


                                                                           Page


Balance Sheets   ...........................................................F-2

Consolidated Statements of Operations  .....................................F-3

Consolidated Statements of Stockholders' Equity  ...........................F-4

Consolidated Statements of Cash Flows   ....................................F-6

Notes to Consolidated Financial Statements  ................................F-7

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                           Consolidated Balance Sheets

                                                                       September 30,               March 31,
                                                                           1998                      1999
                                                                      ------------------      ---------------------
                                      ASSETS                                                      (Unaudited)
CURRENT ASSETS
  Cash                                                                $              36,359    $           0
  Restricted cash                                                                    18,826           18,826
  Accounts receivable                                                               193,736          159,873
  Prepaid expenses and other current assets                                         256,059          267,887
                                                                         -------------------    ----------------
    Total current assets                                                            504,980           446,586
                                                                         -------------------    ----------------
PROPERTY AND EQUIPMENT
   Oil and gas properties                                                         1,240,175          1,240,175
   Equipment                                                                      6,435,113          6,447,113
                                                                         -------------------    ----------------
   Total property and equipment before depreciation and depletion                 7,675,288          7,687,288
 Less: accumulated depreciation and depletion                                    (1,020,626)        (1,293,409)
                                                                         --------------------   -----------------
      Net  property and equipment                                                 6,654,662          6,393,879
                                                                         --------------------   -----------------

OTHER ASSETS
   Master service agreement                                                             300                300
   Investment in STPetro, S.A.                                                       49,000             49,000
   Due from STPetro, S.A.                                                           452,276            912,154
   DRSTP concession fee                                                           4,000,000          4,000,000
   Deferred offering costs                                                           30,000                  0
                                                                           ------------------   -----------------

    Total other assets                                                            4,531,576          4,961,454
                                                                           ------------------   ------------------

Total Assets                                                           $         11,691,218     $   11,801,919
                                                                       ====================     =====================

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
   Stockholder loans payable                                          $             731,328     $      714,968
   Current portion of long-term debt                                                308,636            734,856
   Suspended revenue                                                                141,409            156,282
   Accounts payable and accrued liabilities :
       Accounts payable                                                           1,365,764          1,962,287
       Accrued officer salaries                                                   1,673,985          2,252,575
       Accrued interest                                                           1,116,196          2,345,323
                                                                        --------------------    ---------------
    Total current liabilities                                                     5,337,318          8,166,291
                                                                        --------------------    ----------------
LONG TERM LIABILITIES
   Long term loans                                                                   41,631             38,568
   Convertible debt, net                                                          7,543,178          8,254,621
                                                                        --------------------    ----------------
    Total long term liabilities                                                   7,584,809           8,293,189
                                                                        --------------------    -----------------
Total Liabilities                                                                12,922,127          16,459,480
                                                                        --------------------    -----------------
Common stock issued under a repurchase agreement; issued and
outstanding  1,000,000 and 750,000 shares                                         1,500,000           1,500,000
                                                                        --------------------    -----------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $0.0001  par value; authorized 10,000,000 shares;
  none issued and outstanding                                                             0                   0
  Common stock, $0.0001 par value; authorized 950,000,000 shares;
  issued and outstanding  25,999,900 and 28,469,586                                   2,600                2,847
  Additional paid-in capital in excess of par                                    25,020,717           26,052,276
  Additional paid-in capital - warrants                                             207,502              207,502
  Deficit                                                                       (29,224,228)         (33,745,186)
  Stock subscriptions receivable                                                          0                    0
  Beneficial conversion feature                                                   1,387,500            1,387,500
  Deferred compensation, net                                                       (125,000)             (62,500)
                                                                         --------------------   ------------------
Total Stockholders' Equity (Deficit)                                             (2,730,909)          (6,157,561)
                                                                         --------------------   --------------------

Total Liabilities and Stockholders' Equity (Deficit)                     $       11,691,218     $     11,801,919
                                                                        ====================    ====================



     The accompanying notes are an integral part of the financial statements
                                      F-2

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                      Consolidated Statements of Operations
                                   (Unaudited)



                                                                             Six months ended March 31,
                                                                       -----------------------------------------------
                                                                              1998                        1999
                                                                       -------------------         -------------------
REVENUE
Environmental remediation services                                     $           226,035         $                 0
Crude oil                                                                          265,302                           0
                                                                       -------------------         -------------------
Other income                                                                        11,490
                                                                       -------------------         -------------------

  Total revenue                                                                    502,827                           0
                                                                       -------------------         -------------------
COSTS AND EXPENSES
Compensation :
     Officers                                                                      712,500                     736,500
     Directors                                                                           0                           0
Consulting fees                                                                    387,534                     580,854
General and administrative expense                                               2,165,896                   1,423,656
Depreciation and depletion                                                         246,548                     272,782
Interest expense                                                                   120,221                   1,507,166
                                                                       -------------------         -------------------

  Total costs and expenses                                                       3,632,699                   4,520,958
                                                                       -------------------         -------------------

Net income (loss)                                                      $        (3,129,872)         $       (4,520,958)
                                                                       ===================         ===================

Weighted average number of shares outstanding                                   24,255,383                  27,747,830
                                                                       ===================         ===================
Net income (loss)  per share - basic                                   $             (0.13)         $            (0.16)
                                                                       ===================         ===================















     The accompanying notes are an integral part of the financial statements
                                      F-3


                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
       Consolidated Statement of Changes in Stockholders' Equity (Deficit)



                                             Common Stock                                    Beneficial
                                                                                  APIC          Conv.
                                                                     APIC       Warrants       Feature
                                       ------------------------ -------------- -----------  -------------
                                               Number
                                            of Shares    Amount
                                       -------------- --------- -------------- -----------  -------------
BALANCE, September 30,  1997               21,989,526 $   2,199     19,952,865           0              0

Year ended September 31, 1998
Common stock issued for :
10/97 - stock subs rec'd                            -         0              0           0              0
10/97 - Uinta acquisition                   1,000,000       100      1,999,900           0              0
10/97 - Nueces acquisition                     50,000         5        148,745           0              0
11/97 - bene conv feat create                       -         0              0           0      1,075,000
1st quarter - services                        355,000        36        921,964           0              0
1st quarter  - cash                           177,008        18        167,676           0              0
01/98 - building equity                        24,000         2         69,998           0              0
2nd quarter - services                         23,200         2         28,494           0              0
2nd quarter - cash                            666,664        67        438,432           0              0
06/98 - bene conv feat create                       -         0              0           0        312,500
3rd quarter  - services                       162,420        16        102,868           0              0
3rd quarter - cash                            234,200        23        135,577     200,000              0
09/98 - accounts payable                      491,646        49        337,958           0              0
09/98 - option fee and penalty                229,536        30        219,193           0              0
4th quarter - services                        479,700        48        473,552           0              0
4th quarter - cash                             47,000         5         23,495       7,502              0
09/98 - deferred comp. amort                        -         0              0           0              0

    Net loss                                        -         0              0           0              0
                                       -------------- --------- -------------- -----------  -------------

BALANCE September 30, 1998                 25,999,900     2,600     25,020,717     207,502      1,387,500

Three months ended December 31,
1998 (Unaudited)
1st quarter - services                      1,059,000       106        523,581           0              0
10/98 - conv. debt converted                1,210,686       121        365,999           0              0
11/98 - accounts payable                      200,000        20        141,980           0              0
3/99 - deferred comp. amort.                        -         0              0           0              0
  Net loss                                          -         0              0           0              0
                                        -------------- --------- -------------- -----------  -------------

BALANCE, March 31, 1999
(unaudited)                                 28,469,586 $   2,847     26,052,277     207,502      1,387,500
                                         ============= ========= ============== ===========  =============

Common stock issued under a
repurchase agreement:
BALANCE, September 30, 1997                  1,000,000 $     100      1,999,900           0              0

12/97 - cash repurchase                       (250,000)        0       (500,000)          0              0
                                         -------------- --------- -------------- -----------  ------------

BALANCE, September 30, 1998                    750,000       100      1,499,900           0              0

BALANCE, March 31, 1999
(Unaudited)                                    750,000 $     100      1,499,900           0              0
                                         ============== ========= ============== ===========  ============





     The accompanying notes are an integral part of the financial statements
                                      F-4

                 ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
       Consolidated Statement of Changes in Stockholders' Equity (Deficit)

                                                                                          Total
                                              Stk .Subs.     Defrd        Accum.       S/H Equity
                                              Receivable     Comp.       Deficit        (Deficit)
                                             ------------  ---------- -------------- ---------------

                                             ------------  ---------- -------------- ---------------

BALANCE, September 30,  1997                     (913,300)   (250,000)   (17,645,204)      1,146,560

Year ended September 31, 1998
Common stock issued for :
10/97 - stock subs recd                           913,300           0              0         913,300
10/97 - Uinta acquisition                               0           0              0       2,000,000
10/97 - Nueces acquisition                              0           0              0         148,750
11/97 - bene conv feat create                           0           0              0       1,075,000
1st quarter - services                                  0           0              0         922,000
1st quarter  - cash                                     0           0              0         167,694
01/98 - building equity                                 0           0              0          70,000
2nd quarter - services                                  0           0              0          28,496
2nd quarter - cash                                      0           0              0         438,499
06/98 - bene conv feat create                           0           0              0         312,500
3rd quarter  - services                                 0           0              0         102,884
3rd quarter - cash                                      0           0              0         135,600
09/98 - accounts payable                                0           0              0         338,007
09/98 - option fee and penalty                          0           0              0         219,223
4th quarter - services                                  0           0              0         473,600
4th quarter - cash                                      0           0              0          23,500
09/98 - deferred comp. amort                            0     125,000              0         125,000

    Net loss                                            0           0    (11,582,428)    (11,582,428)
                                             ------------  ---------- -------------- ---------------

BALANCE September 30, 1998                              0    (125,000)   (29,224,228)     (2,730,909)

Three months ended December 31, 1998
(Unaudited)
1st quarter - services                                  0           0              0         523,687
10/98 - conv. debt converted                            0           0              0         366,120
11/98 - accounts payable                                0           0              0         142,000
3/99 - deferred comp. amort.                            0      62,500              0          62,500

     Net loss                                           0           0     (4,520,958)     (4,520,958)
                                             ------------  ---------- -------------- ---------------

BALANCE, March 31, 1999
(unaudited)                                             0     (62,500)   (33,745,186)     (6,157,561)
                                             ============  ========== ============== ===============

Common stock issued under a repurchase agreement:
BALANCE, September 30, 1997                             0           0              0       2,000,000

12/97 - cash repurchase                                 0           0              0        (500,000)
                                             ------------  ---------- -------------- ---------------

BALANCE, September 30, 1998                             0           0              0       1,500,000

BALANCE, March 31, 1999
(Unaudited)                                             0           0              0       1,500,000
                                             ============  ========== ============== ===============

    The accompanying notes are an integral part of the financial statements

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                   Six months ended March 31,
                                                                                        --------------------------------------------
                                                                                                1998                   1999
                                                                                        ---------------------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                $          (3,129,872)           (4,520,958)
Adjustments to reconcile net loss to net cash used by operating activities:
    Amortization of deferred compensation                                                              62,500                62,500
    Amortization of bene. conv. feat. and conv. debt expenses                                               0               205,625
    Stock issued for services rendered                                                                 55,658               523,687
    Write-off of deferred offering costs                                                                    0                30,000
    Depreciation and depletion                                                                        246,548               272,782
Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                                                               0                33,863
   (Increase) decrease in prepaid expenses and other current assets                                  (628,678)              (11,828)
   (Increase) decrease in due from STPetro, S.A.                                                            0              (459,878)
   Increase (decrease) in suspended revenue                                                                 0                14,873
   Increase (decrease) in accounts payable                                                            683,866               586,537
   Increase (decrease) in accrued salaries                                                            569,532               578,590
   Increase (decrease) in accrued interest payable                                                    108,396             1,229,127
                                                                                        ---------------------   -------------------

Net cash provided by (used by) operating activities                                                (2,032,050)           (1,455,080)
                                                                                        ---------------------   -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
DRSTP concession fee payment                                                                       (2,008,300)                    0
Increase on deposits on fixed assets                                                                 (137,435)                    0
Acquisition of property and equipment                                                                (208,532)              (12,000)
                                                                                        ---------------------   -------------------
Net cash provided by (used by) investing activities                                                (2,354,267)              (12,000)
                                                                                        ---------------------   -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of bank borrowings                                                                             9,840                     0
Payments on bank borrowings                                                                          (175,000)               (1,843)
Proceeds from loans payable to  stockholders                                                          445,821               212,305
Payments on stockholder loans payable                                                                (489,730)             (230,000)
Common stock and warrants sold for cash                                                               393,970                     0
Convertible debt sold for cash                                                                      3,838,825             1,300,000
                                                                                        ---------------------   -------------------

Net cash provided by (used by) financing activities                                                 4,023,726             1,280,462
                                                                                        ---------------------   -------------------

Net increase (decrease) in cash                                                                      (362,591)             (186,618)

CASH, beginning of period                                                                             327,743                55,185
                                                                                        ---------------------   -------------------

CASH, end of period                                                                     $             (34,848)             (131,433)
                                                                                        =====================   ===================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest                                                  $              11,825                     0
                                                                                        =====================   ===================
Non cash financing and investing activities: Stock issued to acquire :
      Equity in building                                                                $              61,218                     0
                                                                                        =====================   ===================
      Conversion of convertible debt                                                    $                   0               366,120
                                                                                        =====================   ===================
      Conversion of accrued interest payable                                            $                   0                 6,938
                                                                                        =====================   ===================
      Conversion of convertible debt discount                                           $                   0                53,168
                                                                                        =====================   ===================
      Oil and gas properties and equipment                                              $           2,148,750                     0
                                                                                        =====================   ===================
      Accounts payable settlement                                                       $                   0               142,000
                                                                                        =====================   ===================
Mortgage payable on building assumed                                                    $              28,782                     0
                                                                                        =====================   ===================









     The accompanying notes are an integral part of the financial statements
                                      F-6

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

   Principles of consolidation
          The consolidated financial statements include the accounts of SSI and BAPCO, its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in the consolidation. The consolidated financial statements for the six months ended March 31, 1998 and 1999 include all adjustments which in the opinion of management are necessary for fair presentation

   Cash equivalents
          The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

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

(2) Going Concern
          The Company's current liabilities exceed its current assets by $7,719,705. The Company has incurred net losses of $3,129,872 and
          $4,520,958   in  the  six  months   ended  March  31,  1998  and  1999
          respectively. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. The Company is in ongoing negotiations to raise general operating funds and funds for specific projects. However, there is no assurance that such financing will be obtained. The Company is in preliminary discussions with several parties regarding the potential sale of some to all of its US based crude oil production fields. In prior years, the Company was able to raise funds in a timely manner, there is no evidence that they will continue to do so in the future.

(3) Restricted Cash
          A total balance of $18,826 in restricted cash, which is invested in interest-bearing certificates of deposit, pledged as collateral for a performance bond covering the Utah properties.

(4) Property, Equipment, Depreciation and Depletion
          Property and equipment are valued at cost. Maintenance and repair costs are charged to expense as incurred. When items of property or equipment are sold or retired, the related costs are removed from the accounts and any gains or losses are reflected as income. Depreciation is computed on the straight-line method for financial reporting purposes, based on the estimated useful lives of the assets. Autos and trucks are depreciated over a three to five year life, field equipment over a five to fifteen year life, office furniture over a three to five year life, and the building over a thirty year life. Depreciation expense totaled $244,210, and $272,092 six months ended March 31, 1998 and 1999, respectively. Depletion (including provisions for future abandonment and restoration costs) of all capitalized costs of proved oil and gas producing properties is expensed using the unit-of-

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(4) Property, Equipment, Depreciation and Depletion (continued)
               production method by individual fields as the proven developed reserves are produced. Depletion expense was $2,338 and $690 for the six months ended March 31, 1998 and 1999, respectively.

           At March 31, major classes of property and equipment consisted of the following :

                                                             1998                     1999
                                                   ------------------------ ------------------------

Oil and gas properties                             $              1,044,375 $              1,240,175
Land                                                                  2,500                    2,500
Building                                                             96,282                   96,282
Field equipment                                                   6,229,859                6,229,859
Office furniture and equipment                                       35,896                   79,800
Vehicles                                                                  0                   38,672
Deposit on purchase of equipment                                    266,376                        0
                                                   ------------------------ ------------------------

Total                                                             7,675,288                7,687,288

Less: accumulated depreciation                                   (1,020,626)              (1,293,409)
                                                   ------------------------ ------------------------

Net property and equipment                         $              6,654,662 $              6,393,879
                                                   ======================== ========================


(5) Notes payable
     The Company issued two notes payable to stockholders who are also officers and directors in exchange for cash amounting to $2,054,710. These notes carry no stated maturity date and an 8.5% rate of interest. The Company has repaid $1,334,247 on these notes, including interest and principal on one. The remaining note is convertible into restricted stock at 50% of the average bid price for the month in which the loan was made. The conversion is at the option of the noteholder.

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

(6) Accrued Salaries
     At March 31, 1998 and 1999 the Company has accrued salaries of $1,673,985 and $2,252,575, respectively, for three officers. These officers can, at their option, convert these salaries into common stock of the Company at the rate of one-half of the average bid price of the Company's common stock for the months in which the salary was earned.

(7) Accrued Interest
     Accrued interest consisted of the following at March 31 :


                                                       1998                     1999
                                             ------------------------ ------------------------
Accrued interest - other                     $                145,624 $                      0
Accrued interest - convertible debt                                 0                  645,198
Accrued penalties - convertible debt                                0                1,700,125
                                             ------------------------ ------------------------

Total                                        $                145,624 $              2,345,323
                                             ======================== ========================


(8) Oil Production
     The Company is utilizing the successful effort method of accounting for its oil and gas producing activities. The Company regularly assesses oil and gas reserves for possible impairment on an aggregate basis in accordance with SFAS 121.

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(9) Income Taxes
     The Company has a consolidated net operating loss carry-forward amounting to $33,745,186, expiring as follows: $3,404 in 2015, $728,748 in 2016,
     $16,913,052  in 2017,  $11,582,428  in 2018  and  $4,520,958  in 2019.  The
     Company has an $13,498,000 deferred tax asset resulting from the loss carry-forward, for which it has established a 100% valuation allowance. Until the Company's current plans begin to produce earnings it is unclear as to the ability of the Company to utilize these carry-forwards. The Tax Reform Act of 1986 provided for a limitation on the use of net operating loss carryforwards following certain ownership changes. Such a change in ownership under the IRS rules and regulations potentially could occur pursuant to the Company's S-1 amendment.

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

(11) Commitments and Contingencies
     The Company is committed to lease payments for 10 vehicles under operating leases totaling $50,598, $7,826 and $3,913 for the years ended September 30, 1999, 2000 and 2001. The Company paid $19,160 and $12,650 in vehicle lease expense for the three months ended December 31, 1997 and 1998, respectively. The Company currently leases its office space and operating facilities on a two year lease and three year lease respectively. The Company is committed to lease payments on the two facilities totalling $67,108 and $60,808 for the years ending September 30, 1999 and 2000. The Company paid $11,487 and $17,227 in facility rent for the six months ended March 31, 1998 and 1999, respectively.

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

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

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

   Due from STPetro,S.A.
     The Company has expended approximately $912,154 on behalf of STPetro, S.A., principally prior to the formation of STPetro, S.A. The Company believes that these expenses are recoverable from STPetro, S.A. under its May 1997 agreement with the DRSTP.

(14) Suspended Revenue
     The Company's oil and gas production revenue, amounting to $156,282 as of March 31, 1999, has been placed in suspense as the Company has not yet received valid complete division orders on its leases and wells

(18) Subsequent Events
    Subsequent discovery
     Subsequent to the filing of the Company's Form S-1 Amendment No. 3, and Form 10-K Amendment No. 1 for the year ended September 30, 1998, it was discovered that there may be a question of the ownership rights of the Company in the BAPCO tool.The Board of Directors was given notice under
     Section 10A(b)(2) of the Securities and Exchange Act of 1934, as amended, and has filed a Form 8-K in compliance with the requirements of Section 10A(b)(3). The Company and its independent auditors are conducting a full investigation. Upon completion of the investigation, the Company intends to amend its financial statements and other disclosures, should changes be warranted. No changes have been made to the financial statements for the six months ended March 31, 1998 and 1999, pending the completion of this investigation.

     Change of control, resolution of subsequent discovery and going concern In April 1999, the Company entered into a Letter of Intent to sell 51% of the Company to an investment group partially composed of existing convertible debt and warrant holders in exchange for $3,000,000. $1,000,000 of this amount is to be forwarded directly to the DRSTP as the final installment of the original concession fee. At the time of entering into this Letter of Intent, the Company's Board believe that the Company faced imminent involuntary bankruptcy proceedings, as it had been made aware of this probability.

     At the conclusion of the auditor's and the Company's investigation regarding the potential cloud on the title to the BAPCO tool, the Board chose to realign its assets between ERHC and its wholly owned subsidiary, BAPCO. The original environmental equipment, the BAPCO tool and the Chevron contract were all placed in BAPCO, and all other BAPCO assets were moved to ERHC. The Board then spun-off BAPCO to the former President and Chairman, Sam Bass, via a recission of the original acquisition transactions between ERHC and Sam Bass and entities controlled by Sam Bass. In May, 1999, ERHC has received the 7,744,000 shares originally issued to acquire these assets. No changes have been made to the financial statements for the six months ended March 31, 1998 and 1999, as the transaction occurred after quarterend.

     The Company filed an 8-K on May 21, 1999, decribing all of the actions in detail. The Company expects to file an 8-K amendment to include pro-forma financial statements as of September 30, 1998 and March 31, 1999, giving effect to these transactions as if they had occurred at the beginning of each period.

Item 2. Management's Discussion and Analysis of the Financial Condition and Results of Operations

Overview

     The  Company  is  an  independent  oil  and  gas  company  engaged  in  the exploration, development, production and sale of crude oil and natural gas properties with current operations focused to a limited extent in Texas and Utah and primarily in Sao Tome in West Africa. The Company's goal is to maximize its value through profitable growth in its oil and gas reserves and production. The Company has taken steps to achieve this goal through its growth strategy of managing the exploration, exploitation and development of non-producing properties in known oil-producing areas, such as the Gulf of Guinea in West Africa, with industry or government partners. The Company is in the process of exploring the divestiture of certain of its oil and gas properties in the United States, and seeking farm-out agreements for other of its properties.

     The Company acquired all of its oil and gas properties since 1997. The Company's current development plans require substantial capital expenditures in connection with the exploration, development and exploitation of oil and natural gas properties in Sao Tome. The Company has historically funded capital expenditures through a combination of equity contributions and short-term financing arrangements.

     During the second quarter 1999, the Company was attempting to secure its position in Sao Tome, but had insufficient cash flow to meet certain commitments of STPETRO. As a result of information acquired as a result of the annual audit, it became apparent that there was a cloud on certain of the Company's assets. The Company filed a Form 8K so that it could investigate these issues; however, such Form 8K effectively stopped all review of the Company's amended Registration Statement filed in January 1999. At the same time, the Company was facing increasing penalties and interest due to the failure to have its Registration Statement declared effective. The Board of Directors was considering all options available to the Company, including filing for protections under the Bankruptcy Act.

     In late March, the Company became aware of the fact that one of its noteholders was interested in presenting an offer to the Company to acquire control. An initial offer was considered by the Board on April 1, 1999; however, the Board felt that additional negotiations were required.

     On April 8, 1999, after investigation and due consideration of the options available to the Company regarding the cloud upon certain of its assets, the Board voted to realign assets between itself and its subsidiary, BAPCO. Following such realignment, all of the previous transactions with Sam Bass and his companies were rescinded, and BAPCO, as realigned, was transferred to a corporation, unrelated to ERHC, formed for the benefit of Sam Bass or his assigns. This corporation would exchange the shares Mr. Bass and such companies returned from the rescinded transactions, for all shares in the new corporation. Such exchanged shares were to be returned to the Company for cancellation.

     On April 8, 1999, ERHC Investor Group Inc. ("ERHCIG") presented a revised offer in the form of a letter of intent whereby they proposed to acquire fifty-one percent (51%) of the issued and outstanding shares of the Company, on a fully diluted basis (the "Letter of Intent"). The Letter of Intent relied upon certain prior actions of the board and final closing is conditioned upon satisfactory terms and conditions in the form of a Securities Purchase Agreement. The ERHCIG acquisition could be in one or more transactions and

ERHCIG was permitted to assign all or any part of its rights. The Letter of Intent also provided for an Initial Closing at which ERHCIG would subscribe for the requisite percentage of shares, subject only to the terms of the Final Closing. The Company executed the Letter of Intent on April 9, 1999.

     Pursuant to the Letter of Intent, ERHC was required to secure Standstill Agreements from its convertible note holders. Each of the Standstill Agreements was specific to the documents for such investment. However, all of the
Standstill Agreements contained at least the following: (1) each contained as Exhibit A a copy of the executed Letter of Intent and Term Sheet; (2) each contained a provision that stated that the information provided was confidential, non-public information and required the investor to agree not to disclose, use or trade on such information directly or indirectly in any manner until the filing of the Company's Form 8-K; (3) all adjustments in the Securities Purchase Agreement, if applicable, were deleted; (4) all conversion prices were changed from that which was in the note to $.20 [thereby eliminating the conversion formulas which were in a majority of the notes requiring conversion at the lesser of some number at inception or some number at conversion]; (5) to the extent the adjustment provisions in the note varied from the note adjustment provisions attached as an exhibit to the Standstill Agreements, all original provisions were deleted and the attached exhibit provisions substituted in their place [thereby eliminating inconsistent adjustment provisions in the notes]; (6) to the extent antidilution provisions in the warrant varied from the warrant antidilution provisions attached as an exhibit to the Standstill Agreement, the original provisions were deleted and the attached exhibit provisions substituted in their place [thereby eliminating inconsistent antidilution provisions in the warrants]; (7) to the extent the note did not provide for the payment of interest in the form of Common Stock, such note was amended to provide for the payment of interest in Common Stock;
(8) to the extent the note did not provide for the conversion of interest and penalties, if any, into Common Stock, at the time of a voluntary conversion of a part or all of the principal sum of the note, such provision was amended to provide for the conversion of interest and penalties, if any, into Common Stock, at the same time as the conversion of a part or all of the principal sum of the note; (9) all interest on the note is waived from the date of the Initial Closing until October 15, 1999 [thereby allowing the Company to stay current on its interest payments]; (10) all penalties for failure to have a registration statement declared effective within a specified period of time are waived from the date of the Initial Closing until October 15, 1999 [thereby allowing the Company to stay current on its penalty payments]; (11) each investor agreed, from the date of the Initial Closing until October 15, 1999, not to convert all or any part of their notes, not to declare a default or seek acceleration of any payments under the notes; not to commence any foreclosure or bankruptcy actions under the note; not to declare an event of default or commence any arbitration action under any of the transaction document; (12) each investor waived all rights in prior rights, adjustments or antidilution provisions relative to the Letter of Intent and any settlement with Procura Financial Consultants; (13) each investor agreed to accept shares of restricted Common Stock through the Initial Closing date in lieu of payments in cash for all accrued and unpaid interest and penalties on the notes at a conversion price of $.20 [thereby allowing the Company to become current on all of its interest and penalty payments]; (14) each investor agreed, to the extent any third party commenced any bankruptcy or foreclosure action, to vote with the Company; (15) each agreement provided that in the event no Final Closing occurred, that all amendments, modification and consents would be void ab initio; and (16) each investor ratified the acts of the Board taken in compliance with the Business Judgment Rule from inception through the Initial Closing.

     The initial closing commenced on April 23, 1999; however not all documentation was complete. The last required document was the subscription of the ERHCIG or its assigns. By document dated April 27, 1999 but delivered to the

Company on May 14, 1999, ERHC Investor Group LLC, an assignee, executed a Subscription Agreement for twenty-one (21%) percent of fifty-one percent (51%) in consideration of the sum of $210,000; ERHC Investor Group A LLC, an assignee, executed a Subscription Agreement for 2.805% of fifty-one percent (51%) in consideration of the sum of $165,000; and ERHC Investor Group A LLC, an assignee, executed a Subscription Agreement for 27.195% of fifty-one percent (51%) in consideration of the sum of $2,625,000.

     All of the Officers resigned effective April 30, 1999. In addition, Sam Bass and Al Cotten resigned from the Board effective April 23, 1999 and William Beaton was removed since he failed to participate in any actions of the Board from prior to April 1, 199 through April 23, 1999 and was generally unavailable. It was later discovered that Mr. Beaton had been ill during this period and unable to be reached. The remaining Board met on April 30, 1999 to elect (i) three (3) replacement Directors, naming Ernest D. Chu, Stephen J. Warner and Lee Hendelson; (ii) a new Chairman of the Board, naming Ernest D. Chu; and (iii) new Officers for the Company, naming Stephen J. Warner as President and Chief Operating Officer, Ernest D. Chu as Treasurer and Chief Financial Officer and Lee Hendelson as Secretary. The Chairman, the New Directors and the New Officers accepted and assumed their position effective the date of the meeting. The four
(4) remaining Board members recused themselves when the New Directors voted upon the Consulting Agreements, Severance Agreement and Settlement Agreements with such remaining members and former Officer, Directors, Employees and Consultants of the Company since such remaining Board members clearly had a vested interest in the outcome of such vote. Such members also recused themselves while the New Directors voted upon certain settlements negotiated with various parties relative to outstanding claims and issues involving the Company, since such remaining Board members had not participated in these negotiations.

     As of May 14, 1999, control of the Company effectively changed, subject to the Final Closing.

     The  following   discussion   should  be  read  in  conjunction   with  the
Consolidated Financial Statements and notes thereto appearing elsewhere in this Form 10Q.

Results of Operations

     Second Quarter Ended March 31, 1999 compared to Second Quarter Ended March 31, 1998.

     During the second quarter ended March 31, 1999, the Company incurred a net loss of $1,681,429, compared to a net loss of $713,578 in the second quarter ended March 31, 1998, reflecting the Company's decreased level of business operations. In the second quarter ended March 31, 1999, a total of $353,774 was accrued, but not paid in cash, as compensation to three officers of the Company. Depreciation and depletion equaled $ 74 in the second quarter ended March 31, 1999 compared to $1,722 in the second quarter ended March 31, 1998. Amortization of the beneficial conversion feature discount on convertible debt was $89,417 for the quarter ended March 31, 1999 compared to $646,517 for the quarter ended March 31, 1998. The net cash operating loss of the Company for the second quarter ended March 31, 1999 was $183,193 compared to $962,940 for the second quarter ended March 31, 1998.

     Officers' compensation, professional fees, travel, consultant fees and miscellaneous expenses for the quarter ended March 31, 1999 compared to the quarter ended March 31, 1998 increased significantly due to the Company's business operations continuing to increase. Professional fees in the quarter ended March 31, 1999 included legal, audit, petroleum engineering and other engineering costs.

     The Company had revenues of $ 0 in the second quarter ended March 31, 1999 compared to $259,830 in the second quarter ended March 31, 1998.

Liquidity and Capital Resources

     Historically, the Company has financed its operations from the sale of its debt and equity securities (including the issuance of its securities in consideration for services and/or products) and bank and other debt. The Company had expected to finance its operations and further development plans during fiscal 1999 in part through additional debt or equity capital and in part through cash flow from operations. However, due to the fact that the Company's Registration Statement had not been declared effective, the Company has found additional debt and equity financing unavailable. Under the terms of the Letter of Intent, the Company secured Standstill Agreements from its noteholders which allowed for the Company to become current on all of its debt obligations, including interest and penalties through the date of the Initial Closing, and waived interest and penalties until October 15, 1999. The Company believes that this standstill period places it in the position to review its financial structure and put together a financial plan which will allow the Company to go forward with its operations.

     The Company presently intends to utilize any cash flow from operations as follows: (i) seismic studies and fees for the Sao Tome joint venture; and (ii) working capital and general corporate purposes.

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

     In July 1997, the Company entered into a joint venture with MIII Corporation, a Native American oil and gas company, to workover, recomplete and operate 335 existing oil and gas wells on the Uintah and Ouray Reservation in northeastern Utah. At this time, none of the wells are operational. The Company had designed a development program, under which it planned to recomplete and restimulate 36 wells and to drill five to seven development and extension wells at this site. This plan would require spending a minimum of $1,000,000 to $1,500,000 in order to make the project operational. Subject to the availability of such funds, the Company anticipated that the first wells would be on line by fall 1998. The leases on the MIII project were never transferred to the Company and it is currently evaluating its options with regard to this project. Prior to the Letter of Intent, the Company placed a stop transfer order on certain shares issued to MIII relative to this project.

     In September 1997, the Company acquired net revenue interests ranging from 76% to 84% (and 100% working interest in all but 2 of the wells) in oil and gas properties totaling 13,680 acres, located near the MIII fields in the Uinta Basin with 22 oil and natural gas wells. These wells are currently producing approximately 70 barrels of oil per day from six producing wells which began realizing revenues for the Company in November 1997. The Company planned on spending approximately $1,000,000 on additional equipment and up to $80,000 per well on well stimulation in order to bring 12 more wells on line in 1999. The Company plans to plug and abandon 2 more wells and to perform further study on the other 2 wells. The Company planned on funding this plan through the use of funds acquired under the Kingsbridge Equity Line of Credit Agreement. To date, the Company has received no funds under the Kingsbridge Investment Agreement, no longer intends to take down any funds under this agreement, has negotiated terms to cancel this agreement and Kingsbridge is seeking arbitration of the agreement and its cancellation. The Company is currently evaluating a sale of this property. The Company settled an arbitration brought by the Uintah sellers regarding this project and executed a settlement agreement in January 1999.

     In April 1997, the Company entered into a master service agreement with Chevron to rework, in order to draw additional production from, approximately 400 depleting oil and gas wells and to remediate and "plug and abandon" these and other wells when depleted, in Chevron's oil fields in southern Louisiana along the Gulf of Mexico. The Chevron agreement provided for a three-year work schedule, commencing upon the completion of the Company's 140 foot "plug and abandonment" barge. This barge was to be used to remediate offshore oil rigs and be capable of working in coastal waters as shallow as 19 inches. A substantial deposit was made by the Company to secure the barge. The Company believes the original barge supplier will not be able to deliver since the owner of the company died. The Company is attempting to recover the deposit and is seeking an alternate supplier. Due to the price structure of the oil and gas business at this time, the Company decided that it was not in its best interest to construct this barge. The Chevron agreement was originally entered into by BAPCO and BEW in September 1996, prior to the acquisition of BAPCO by the Company in April 1997, and was assigned to the Company with Chevron's consent at the time of the acquisition. The Company issued 3,000,000 shares of Common Stock to BEW in connection with the assignment of this agreement. Pursuant to the actions of the Board on April 8, 1999, this asset was reassigned to BAPCO and transferred to the corporation formed for the benefit of Mr. Bass as part of the rescission of transactions involving Mr. Bass and his companies.

     During fiscal 1997, the Company issued 4,000,000 shares of its common stock to acquire BAPCO, a non-operating oil production company with significant well rework equipment assets. Pursuant to the actions of the Board on April 8, 1999, this asset was transferred to the corporation formed for the benefit of Mr. Bass as part of the rescission of transactions involving Mr. Bass and his companies.

     The Company's current development plans require substantial capital expenditures in connection with the exploration, development and exploitation of its oil and natural gas properties in Sao Tome. Historically, the Company has funded capital expenditures through a combination of equity contributions and short-term financing arrangements. The Company believes that it will require a combination of additional financing and cash flow from operations to implement future development plans. Under the terms of the Letter of Intent, the Company will receive $3,000,000 for the acquisition of 51% percent of its stock on a fully diluted basis. New management is exploring the private and/or public equity markets as potential capital sources in connection with its development plans and believes that certain sources with whom they have met may be in a position to provide the long term financing needed by the Company to fully exploit the Company's Sao Tome projects. There can be no assurance that any additional financing will be available to it on reasonable terms or at all. Future cash flows and the availability of financing will be subject to a number of variables, such as the level of production from existing wells, prices of oil and natural gas and success in locating and producing new reserves. To the extent that future financing requirements are satisfied through the issuance of equity securities, shareholders of the Company may experience dilution that could be substantial. The incurrence of debt financing could result in a substantial portion of operating cash flow being dedicated to the payment of principal and interest on such indebtedness, could render the Company more vulnerable to competitive pressures and economic downturns and could impose restrictions on operations. If revenue were to decrease as a result of lower oil and natural gas prices, decreased production or otherwise, and the Company had no availability under a bank arrangement or other credit facility, the Company could have a reduced ability to execute current development plans, replace reserves or to maintain production levels, any of which could result in decreased production and revenue over time.

Reserves and Pricing

     Oil and natural gas prices fluctuate throughout the year. Generally, higher natural gas prices prevail during the winter months of September throug

February. A significant decline in prices would have a material effect on the measure of future net cash flows which, in turn, could impact the value of the Company's oil and gas properties. Such decline occurred in fiscal 1998. This was primarily due to excess oil supplies worldwide.

     The Company's drilling and acquisition activities have increased its reserve base and its productive capacity, and therefore, its potential cash flow. Lower gas prices may adversely affect cash flow. The Company does not intend to continue to acquire and develop oil and natural gas properties in the United States unless dictated by market conditions and financial ability. The Company retains flexibility to participate in oil and gas activities at a level that is supported by its cash flow and financial ability. The Company intends to continue to use financial leverage to fund its operations as investment opportunities become available on terms that management believes warrant investment of the Company's capital resources.

     The Company expects to utilize the "successful efforts" method of accounting for its oil and gas producing activities once it has reached the producing stage. The Company expects to regularly assess proved oil and gas reserves for possible impairment on an aggregate basis in accordance with SFAS No. 121.

Net Operating Losses

     The Company has net operating loss carryforwards of $33,745,186 which expire in the years 2010 through 2019. The Company has a $13,498,000 deferred tax asset resulting from the loss carryforwards, for which it has established a 100% valuation allowance. Until the Company's current operations begin to produce earnings, it is unclear as to the ability of the Company to utilize such carryforwards.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

           None
                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

     Uinta Oil & Gas, Inc., ("Uinta") one of the three "joint" sellers under the agreement to acquire the Uinta leases and certain other assets took certain actions that were in contravention of the agreement when certain anticipated funding to the Company did not occur. The Company gave Uinta notice of its demand for arbitration under the agreement. Uinta commenced an action agains the Company, BAPCO, Sam L. Bass, Jr., Noreen Wilson, Jim Griffin, Robert E. McKnight and Robert Ballou (the Company's geologist) in Uintah County, Utah in April 1998. The complaint alleges fraud in the inducement, rescission of the agreement, breach of contract and securities fraud and requests punitive damages and appointment of a receiver. The Company then filed a formal demand for arbitration. Uinta filed a request for a receiver to be appointed. This motion was denied; however, the court held the issue of arbitration in abeyance pending an evidentiary hearing on the allegations of Uinta's allegations of fraud since Utah law contains an exception to mandatory arbitration when there are allegations of fraud. Prior to the hearing on receivership, the other two "joint" sellers, Coconino, S.M.A., Inc. and Pine Valley Exploration, Inc. filed their formal demand for arbitration. The Company believed that it has numerous meritorious defenses to this action. In the interim, the Company made an offer to settle this matter. A settlement on all issues was completed in January 1999. Under the terms of the executed settlement, for the 500,000 shares of restricted stock which were issued at a guarantee price of $2 per share, additional restricted shares were issued which reflect the difference between $2 and the price on October 16, 1998 and December 30, 1998 and the 500,000 shares of restricted stock which were to be issued in early 1998 were issued and treated as if issued at the time such deliverance was initially required. In addition, the parties will receive additional shares equal to the difference between the value calculated on the closing date in January 1999 and $2 (calculated at $.3267 per share, the "Strike Price") for the second block of 500,000. The Company reimbursed certain filing fees, attorneys fees and paid for certain office equipment. The Company received a quitclaim deed and assignments to perfect the Company's interest in the leases. In addition, (1) Uinta will be issued shares of the Company's Common Stock the amount of which shall be determined by dividing $250,000 by the Strike Price, half of which shares shall be included in the Company's registration statement on Form S-1/A (the "Registration Statement") and half of which shall be restricted securities, (2) in exchange for assignment of a 4% overriding royalty interest, Uinta will receive restricted shares the amount of which shall be determined by dividing $677,000 by the Strike Price, (3) a deficiency value equal to $41,200 for the Utah office building will be liquidated by issuance of shares the amount of which shall be equal to $41,200 divided by the Strike Price, which shares were included in the Registration Statement, (4) Uinta receivedno more than $10,000 to cost its court costs and attorneys fees, and (5) payment of outstanding production service invoices to third parties totally $27,000 shall be paid in the form of shares included in the Registration Statement, which shares shall be equal to $27,000 divided by the Strike Price. See Part II, Item 2. "Changes in Securities and Use of Proceeds - January 1999 Shares Issuances."

     On August 11, 1998, the Company and Kingsbridge agreed to enter into an agreement to cancel the Kingsbridge Private Equity Line of Credit dated March 23, 1998. Pursuant to the terms of the proposed cancellation, the Company will pay a penalty in the amount of $100,000 and will issue warrants to purchase up to an additional 100,000 shares of the Company's Common Stock (the "Kingsbridge Warrants"). The Company has decided to cancel the Kingsbridge Private Equity Line of Credit because terms of certain of the third quarter 1998 fundings require the Company to cancel this agreement so as to limit the number of shares of the Company's Common Stock outstanding upon conversion of the Company's convertible notes in the future. However, as of December 31, 1998, the Company had not completed the terms of the anticipated cancellation, and therefore continues to be obligated to register the potential Kingsbridge shares issuable under the put option exercise notice and the Kingsbridge Warrant. Under the terms of the cancellation, the Company will be responsible for the registration of the additional warrants. On December 10, 1998, Kingsbridge made application to the American Arbitration Association for arbitration of outstanding issues between the parties, claiming beaches of contracts. The Company has filed an Answer in such proceedings. The Company believes it has just and meritorious defenses to the claims and intends to vigorously defend these claims. An initial arbitration conference is scheduled for mid May 1999.

     Other than the above legal proceeding, the Company is not a party to any other material pending or threatened legal proceeding outside the course of ordinary business.

Item 2.    Changes in Securities and Use of Proceeds

     There have been no changes with respect to defining the rights of holders of any class of registered securities or otherwise other than those described above relative to the Standstill Agreements executed under the Letter of Intent.

     In the second fiscal quarter 1999 and through the most practicable date, the Company issued the following rights, shares and warrants of unregistered securities:

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

February and March 1999 Share Issuances

     Pursuant to an agreement with the holder of the Third June 1998 Note, the Company has agreed to issue 512,501 shares of Common Stock which have registration rights and which have been included in the Registration Statement in lieu of certain penalties associated with the Company's failure to have its Registration Statement effective within sixty days. See Part II, Item 3. "Defaults Upon Senior Securities."

April 1999 Letter of Intent

     On April 8, 1999, after investigation and due consideration of the options available to the Company regarding the cloud upon certain of its assets, the Board voted to realign assets between itself and its subsidiary, BAPCO. Following such realignment, all of the previous transactions with Sam Bass and his companies were rescinded, and BAPCO, as realigned, was transferred to a corporation, unrelated to ERHC, formed for the benefit of Sam Bass or his assigns. This corporation would exchange the shares Mr. Bass and such companies returned from the rescinded transactions, for all shares in the new corporation. Such exchanged shares were to be returned to the Company for cancellation. They included the 4,000,000 shares issued to Mr. Bass in the BAPCO acquisition, the 744,000 shares issued to Mr. Bass's company, for the acquisition of the environmental remediation equipment and the 3,000,000 shares issued to

Mr.  Bass's company for the Chevron Master Service Agreement.

     At the meeting of the Board of Directors on April 8, 1999, the Board also reviewed certain prior actions of the Board.

     The Board placed a stop transfer order on the 200,000 shares issued to Mytec & Associates because the assignment of the Henderson leasehold was never made to the Company and they were in default on their agreement.

     The Board rescinded a distribution of a portion of the five percent (5%) overriding royalty interest granted to several Board members, employees and consultants in February 1999 when the Company was not otherwise able to pay their salaries and fees. The original passage of such resolution was based upon a mistaken interpretation of the ability of the Board to disburse a substantial corporate asset on its own action.

     The Board rescinded a conditional issuance of 3,000,000 shares to Mr. Bass, Mr. Callender and Noreen Wilson in June 1997 relative to Sao Tome and certain production levels.

     The Board rescinded a conditional issuance granted under the MIII agreement in July 1997 because certain obligations of the Seller under such agreement were not met and they was a default.

     The Board reviewed the extraordinary efforts of certain of its officers and directors in assuring the formation of STPETRO, having STPETRO's formation enacted into law and in negotiating the Technical Assistance Agreement between STPETRO and Mobil. In appreciation of such efforts, the Board approved the issuance of 2,000,000 shares of the Company's restricted Common Stock to Mr. Bass, Mr. Callender, Ms. Wilson and Mr. Griffin.

     As part of the Letter of Intent, the Company was required to secure Standstill Agreements from its noteholders. Certain of the noteholders elected to convert their notes, including principal, interest and penalties into Common Stock rather than execute the Standstill Agreement. Of these, $750,000 of principal notes were converted from the October 1997 Financing, and all of the remaining notes from the July/August 1998 Financing were converted with the exception of a total of $660,000 in face value which remains outstanding. Such conversions resulted in the authorization on April 23, 1999 to issue 17, 472,989 shares of the Company's restricted Common Stock based upon the relevant conversion prices on the dates of the conversion notices, with the holding period commencing on the date each applicable note was issued. Of the remaining unconverted notes, all of the noteholders executed Standstill Agreements.

     The meeting continued with the Board authorizing the issuance of warrants in settlement of certain outstanding issues with one of its consultants, which warrants are exercisable into 414,125 shares of restricted Common Stock.

     Also, the Company authorized the issuance of 12,294,674 shares to cover the accrued interest and penalties on all of the note transactions as required by the Standstill Agreements.

     After the election of the new Officers and three (3) New Directors at the meeting of the Board on April 30, 1999, the four (4) remaining Board members recused themselves when the New Directors voted upon the Consulting Agreements, Severance Agreement and Settlement Agreements with such remaining members and former Officer, Directors, Employees and Consultants of the Company since such remaining Board members clearly had a vested interest in the outcome of such vote. Such members also recused themselves while the New Directors voted upon certain settlements negotiated with various parties relative to outstanding claims and issues involving the Company, since such remaining Board members had not participated in these negotiations.

     Pursuant to the Consulting Agreements, Severance Agreements and Settlement Agreements, 11,245,000 shares of restricted Common Stock were authorized to be issued to former Officers, current and former Directors and current and former Consultants of which 6,770,000 shares were taken in lieu back salaries due to Noreen Wilson and James Griffin. In addition, pursuant to such Consulting Agreements, Severance Agreements and Settlement Agreements, warrants to purchase 4,725,000 shares of the Company's restricted Common Stock were authorized to be granted to former Officers, current and former Directors and current and former Consultants, which warrants contain graduated exercise prices of $.25, $.50, $.75, $1.00 and $1.25 and require exercise within a period of four (4) years.

     Subsequent to the execution of the Letter of Intent, ERHCIG had negotiated settlements of a number of outstanding matters which it felt were in the best interest of the Company. Ms. Wilson, a former director of the Company, elected to take a convertible note in exchange for unpaid expenses. Ms. Wilson is a member of ERHCIG and has certain shareholdings relative to such participation. Pursuant to the negotiated settlements, 3,143,665 shares of Common Stock were authorized, including shares equal to $700,000 at $.20 per share in lieu of repayment of a loan made to the Company by an outside party. In addition, the New Directors granted warrants to purchase 1,000,000 shares of the Company's Common Stock exercisable at $.25, which warrants expire in April, 2009, to a noteholder in the October 1997 Financing and the September 1998 Financing in exchange for its assistance in putting together the Letter of Intent transaction..

     After all actions taken through April 30, 1999 and before issuance of the shares under the Subscription Agreement, the total number of shares of the Company's Common Stock authorized for issuance is 89,464,630. Taking into consideration all outstanding convertible notes, warrants and options and the total authorized number of shares for issuance, on a fully diluted basis, 146,357,210 shares of Common Stock, represent the total voting capital stock of the Company for purposes of determining 49%. This is without any consideration for additional shares to Procura Financial Consultants for settlement above the 2,000,000 shares already held by the Company.

     The Company received subscription agreements dated as of April 27, 1999 on May 14, 1999 from ERHCIG. Pursuant to such agreements, ERHC Investor Group LLC, ERHC Investor Group A and ERHC Investor Group II have committed to purchase a total of 51% of the Company's restricted Common Stock, on a fully diluted basis, in exchange for the payment of $3,000,000. In the event that a Final Closing, as defined in the Letter of Intent, does not occur within ninety (90) days, ERHC Investor Group LLC will surrender to the Company, for cancellation, such rights as it has or such certificates as it has received less an amount of shares which it will retain in consideration of the payments which it has made. The amount to be retained shares will be based upon a $5,882,352 valuation of the Company after adjustment for the actions of the Board of Directors relative to the realign of BAPCO and its transfer to the corporation held for the benefit of Sam Bass or his assigns. Accordingly, an additional 152,330,974 shares of Common Stock are required to be issued in order to cover 51% on a fully diluted basis.

Item 3.   Defaults Upon Senior Securities

     None. The Company was in default in the payment of the principal due on the notes issued in the April 1998 Financing. These notes were due in January 1999; however, under the terms of the Standstill Agreement with these noteholders, the principal payment has been deferred until December 1999.

     A requirement of funding provided to the Company in November, 1997 from Avalon Research Group, Inc. ("Avalon") was that the Company would file its registration statement within forty-five (45) days of the funding. The Form S-1 was filed by the Company on January 8, 1998; however, this eight (8) day lateness was waived by the Avalon investors. In addition, the Company had agreed to use its best efforts to have its registration statement declared effective within one hundred twenty (120) days of the November 15, 1997 closing. The Company believes that it has used its best efforts to have its registration declared effective. The Avalon registration rights agreement required that in the event that the registration statement was not effective within one hundred twenty (120) days, that the Company would pay as liquidated damages an amount equal to three percent (3%) of the aggregate amount of the notes per month. As a result of the delay in declaring the Form S-1 as amended effective, the Company owed the Avalon investors penalty payments from March 1998 to the present. These outstanding amounts do not represent a default under the convertible senior subordinated notes issued to the Avalon investors; however do represent a debt due by the Company and a default under the Collateral Assignment Security Agreement under which the Company granted to the Avalon investors a security interest in the rights to certain oil and gas reserves located in Duchesne and Uintah Counties, Utah pursuant to which the Company and its subsidiary currently enjoys the right to exploit certain oil and gas reserves thereon.

     In June 1998, the Company raised gross proceeds of $1,250,000 in a private placement of the Company's 5.5% convertible notes due in June 2000 (the "Third June 1998 Notes") and warrants to purchase shares of Common Stock (the "Third June 1998 Warrants") to one "accredited" investor. Pursuant to the terms of the agreements, certain penalties were to be paid to the Third June 1998 Note Investor in the event the registration statement was not effective within sixty days. In lieu of such payments, the Investor has elected to take additional shares in full liquidation of all penalties due through February 1999.

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

     As part of the Standstill Agreements, the Company agreed to issue shares of Common Stock sufficient to make it current on all outstanding interest and penalties for all of the convertible note transactions. Pursuant to such agreements, the Company is current on all of its debt obligations. Further, pursuant to such agreements, the noteholders have waived interest and penalties through October 15, 1999.

Item 4.   Submission of Matters to a Vote of Security Holders

           None

Item 5    Other Information

     On February 16, 1999, the Company reported that subsequent to the filing of the Company's S-1/A3 and Amendment No. 1 to the Form 10K for the Fiscal Year Ended September 30, 1998 ("10K/A1"), it was discovered that there was a question of the ownership rights of the Company in the BAPCO tool and other assets acquired from Sam Bass and his companies which created a cloud upon the title to such assets (the "February 8-K").

     The Board of Directors of the Company was given notice by Durland & Company, CPAs, P.A., under Section 10A(b)(2) of the Securities and Exchange Act of 1934 and filed the February 8-K in compliance with the requirements of
Section 10A(b)(3).

     The Company and its independent auditors, Durland & Company, CPAs, P.A., conducted a full investigation. It was determined that it would cause the Company undue hardship to try to clarify and correct the cloud on the title to the assets acquired from Sam Bass and his related companies and that the process of such clarification might result in protracted litigation. The Board determined that the best course for the Company and its shareholders was to realign certain of its assets between itself and BAPCO, to rescind the transactions with Mr. Bass and his related companies and to transfer BAPCO, as realigned, to a new corporation held for the benefit of Mr. Bass or his assigns. Upon return of the shares issued in the rescinded transactions, the shares in the new corporation are to be released to Mr. Bass or his assigns.

     On April 8, 1998, the Company and BAPCO entered into an agreement which provided the following:

a. BAPCO assigned all rights, title and interest, if any, which it had to ERHC in the leases in the Uintah property, the Wichita Falls property, the Nueces property and the MIII property, consented to the use of the agreement as evidence of such assignment and authorized ERHC to perfect the assignment of interest and to execute any and all documents necessary to perfect such assignment on its behalf and in its name.

b. BAPCO consented to its removal as the operator on the leases assigned to ERHC in accordance with paragraph 1 above, consented to the use of the agreement as evidence of such consent and authorized ERHC to perfect such removal and to execute any and all documents necessary to perfect such removal on its behalf and in its name.

c. ERHC assigned all rights, title and interest, if any, which it had in the Schellstede-Lee, LLC license to BAPCO, which license is paid through October 16, 1998.

d. ERHC assumed the liability for the accounts payable previously in BAPCO's name incurred prior to the date of the Agreement, but only to they extent they appeared in Schedule A to the Agreement.

e.   ERHC assumed the  liability  for the accounts  payable on the Wichita Falls
     property  incurred  prior  to  the  date  of  the  Agreement,   subject  to
     authentication and reconciliation.

f. ERHC assigned all rights, title and interest which it had in the environmental remediation equipment to BAPCO.

g. ERHC assigned all rights, title and interest which it had in the Chevron Master Service Agreement to BAPCO.

h. ERHC consented to the assignment of all rights, title and interest in the remaining non- divested assets, the environmental remediation equipment, the Chevron Agreement and all shares of BAPCO to a new corporation whose shares were to be held for the benefit of Sam Bass, Jr. or his assigns ("NEWBASSCORP") and to the attachment of the Agreement to such assignment agreement subject to the promise of NEWBASSCORP to (1) the return to ERHC of the four million (4,000,000) shares issued to Sam Bass at the acquisition of BAPCO in April 1997 at such time as such shares are tendered to NEWBASSCORP, (2) the return to ERHC of the seven hundred forty four thousand (744,000) shares issued to Sam Bass, Jr. and/or Bass World Wide Services for the environmental remediation equipment at such time as such shares are tendered to NEWBASSCORP, (3) the return to ERHC of the three million (3,000,000) shares issued to Sam Bass, Jr. and/or Bass Environmental Services Worldwide Inc. for the Chevron Agreement at such time as such shares are tendered to NEWBASSCORP and (4) the delivery to ERHC of a full and general release from Mr. Bass, Bass World Wide Services and Bass Environmental Services Worldwide Inc. in favor of ERHC.

     On April 8, 1999, the Company and White Cloud Development Corporation ("NEWBASSCORP") entered into an agreement which provided for the following:

a. ERHC assigned all rights, title and interest in the shares of BAPCO, all of its non- divested assets, its environmental remediation equipment and its Chevron Master Service Agreement as set forth in the agreement between the Company and BAPCO, subject only to the liabilities specifically assumed as set forth therein to NEWBASSCORP.

b. In exchange for the assignment contained in paragraph 1, NEWBASSCORP agreed to hold all such acquired assets for the benefit of Sam Bass or his assigns until such time as (1) Mr. Bass tendered the four million (4,000,000) shares issued to him at the acquisition of BAPCO in April 1997,
     (2) Mr. Bass and/or Bass World Wide Services tendered the seven hundred forty four (744,000) shares issued to them for the acquisition of the environmental remediation equipment, (3) Mr. Bass and/or Bass Environmental Services Worldwide Inc. tendered the three million (3,000,000) shares issued to them for the acquisition of the Chevron Agreement, and (4) Mr. Bass, Bass World Wide Services and Bass Environmental Services Worldwide Inc. executed and delivered a full and general release in favor of ERHC relinquishing, among other things, all claims relative to such shares, the original acquisition of such assets and the transfer of BAPCO as realigned and its assets and all claims relative to any part of the overriding royalty interest previously granted to him relative to Sao Tome.

c. At such time as NEWBASSCORP received tender of any of the shares to be relinquished in accordance with paragraph 2 above and the delivery of the full and general release, NEWBASSCORP agreed to return such shares and release to ERHC forthwith and to deliver the pro rata portion of the shares in NEWBASSCORP held for the benefit of Mr. Bass or his assigns to Mr. Bass or to his designated assignee.

d. NEWBASSCORP released and discharged ERHC from all claims or actions relative to the original acquisition of BAPCO, the environmental remediation equipment, the Chevron Agreement and the issuance of shares for each such acquisition and accepted the assignment as full consideration for the transaction subject only to the full obligation of ERHC relative to the specific liabilities assumed.

     By Agreement effective April 23, 1999 between the White Cloud Development, Inc. ("White Cloud") and Sam Bass, individually and on behalf of Bass Environmental Worldwide Services Inc., Mr. Bass exchanged and released 7,744,000 shares of the Company's restricted stock for 100% of the authorized and issued capital stock in White Cloud. Mr. Bass delivered the Company's restricted shares previously issued to him and the required release to White Cloud.

     The Company does not believe that there need be any changes in the legal or financial disclosure relative to the financial and legal effects of the rescission of the related party agreements with Mr. Bass and his companies which would require further amendment to its Form S-1 and Form 10K for the Fiscal Year Ended September 30, 1998 and all other reports which has been filed since.

     In addition, on May 21, 1999, the Company filed on Form 8K a report of the change of control and the rescission of the Bass related transactions. Such report stated that no changes have been made to the legal and financial disclosure as a result of the completion of the investigation and the realignment of BAPCO.

     All parties may continue to rely upon the previously filed audit opinion letter, financial statements and the disclosures as to the BAPCO tool contained in the Company's Form S-1/A3 and the Form 10K/A1. The Company intends to file, within sixty (60) days of this Form 8K, a pro forma statement for the periods ending September 30, 1998 and March 31, 1999 showing the effects of the rescission as if it had occurred prior to the end of the 1998 Fiscal Year.

Item 6.    Exhibits and Reports on Form 8-K

1.   Exhibits

10.30 Memorandum of Compromise and Settlement Agreement between Environmental Redmediation Holding Corporation, Pine Valley Exploration, Inc., Coconino, S.M.A., Inc., Uinta Oil & Gas, Inc., Craig Phillips, and Joseph H. Lorenz dated January 4, 1999.[Previously filed as Exhibits to the Amendment 3 of the Form S-1 filed January 25, 1999, Registration No. 333-43919]

10.31     * Agreement  between ERHC and BAPCO  realigning  assets dated April 8,
          1999

10.32 * Agreement between ERHC and White Cloud Development Inc. ("White Cloud") dated April 8, 1999 transferring BAPCO to White Cloud

10.33 * Letter of Intent and Revised Term Sheet dated April 8, 1999 and executed April 9, 1999.

10.34 * Agreement between White Cloud Development Inc. and Sam Bass and Bass Environmental Services Worldwide, Inc. effective April 23, 1999

10.35.1
to
10.35.8 * Standstill Agreements under the Letter of Intent [See Exhibit 10.33 --- which is Exhibit A to each of these Agreements]

10.36.1
to
10.36.3 * Subscription Documents dated April 27, 1999 representing the purchase of 51% of the Company's Common Stock on a fully diluted basis.

2.        Reports on Form 8-K

Form 8K: reporting an investigation into a cloud on the title to certain assets acquired from Sam Bass and his companies. No financial statements were filed with that report filed February 16, 1999.

          [Form 8K filed May 21, 1999 reported the results of the investigation and the rescission of the Bass related transactions. A pro forma statement for the periods ending September 30, 1998 and March 31, 1999 showing the effects of the rescission as if it had occurred prior to the end of the 1998 Fiscal Year will be filed within sixty (60) days. The actual effects of such rescission will appear in the Company's Form 10Q for the Quarter Ending June 30, 1999.]

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of West Palm Beach, Florida on the 24th day of May 1999.

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION


                    By: /s/Ernest Chu
                    ------------------------------------------
                        Ernest Chu,
                        Treasurer, Chief Financial Officer and Director