Form 10-Q
period 1999-06-30
ENVIRONMENTAL REMEDIATION HOLDING CORP
filed 1999-08-24
CIK 799235

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                         Commission File Number 0-17325

                     ENVIRONMENTAL REMEDIATION HOLDING CORP.
                      (Exact name of issuer in its charter)


     COLORADO                                             88-0218499
(State of Incorporation)                           (IRS Employer ID Number)

 16101 La Grande Drive, Suite 100
   Little Rock, AR                                          72223
(Address of principal executive offices)                 (Zip Code)


                           Copy of Communications to:
                              Mercedes Travis, Esq.
                              Mintmire & Associates
                          265 Sunrise Avenue, Suite 204
                              Palm Beach, FL 33480
                                 (561) 832-5696



Registrant's telephone number, including area code:  (501) 821-2222

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

     Common stock, $0.0001 par value
     As of August 12, 1999 was 495,229,675
     Documents Incorporated by Reference:
     See Exhibit List

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

                          INDEX TO FINANCIAL STATEMENTS


                                                            Page


Consolidated Balance Sheets                                 F-2

Consolidated Statements of Operations                       F-3

Consolidated Statements of Stockholders' Equity             F-4

Consolidated Statements of Cash Flows                       F-5

Notes to Consolidated Financial Statements                  F-6


                                   ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                                            Consolidated Balance Sheets

                                                                              September 30,           June 30,
                                                                                   1998                 1999
                                                                            ------------------   -------------------
                                   ASSETS                                                            (Unaudited)
CURRENT ASSETS
  Cash                                                                      $           36,359   $            34,629
  Restricted cash                                                                       18,826                18,826
  Accounts receivable                                                                  193,736               234,371
  Prepaid expenses and other current assets                                            256,059               302,887
                                                                            ------------------   -------------------

    Total current assets                                                               504,980               590,713
                                                                            ------------------   -------------------

PROPERTY AND EQUIPMENT
   Oil and gas properties                                                            1,240,175             1,033,925
   Equipment                                                                         6,435,113             2,227,113
                                                                            ------------------   -------------------

     Total property and equipment before depreciation and depletion                  7,675,288             3,261,038
   Less: accumulated depreciation and depletion                                     (1,020,626)             (305,691)
                                                                            ------------------   -------------------

      Net  property and equipment                                                    6,654,662             2,955,347
                                                                            ------------------   -------------------

OTHER ASSETS
   Master service agreement                                                                300
   Investment in STPetro, S.A.                                                          49,000                49,000
   Due from STPetro, S.A.                                                              452,276               921,880
   DRSTP concession fee                                                              4,000,000             4,000,000
   Deferred offering costs                                                              30,000                     0
                                                                            ------------------   -------------------

    Total other assets                                                               4,531,576             4,970,880
                                                                            ------------------   -------------------

Total Assets                                                                $       11,691,218   $         8,516,940
                                                                            ==================   ===================

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
   Stockholder loans payable                                                $          731,328   $           714,968
   Current portion of long-term debt                                                   308,636               734,856
   Suspended revenue                                                                   141,409               156,282
   Accounts payable and accrued liabilities :
       Accounts payable                                                              1,365,764             1,833,634
       Accrued officer salaries                                                      1,673,985             2,068,035
       Accrued interest                                                              1,116,196             2,345,323

                                                                            ------------------   -------------------
    Total current liabilities                                                        5,337,318             7,853,098
                                                                            ------------------   -------------------

LONG TERM LIABILITIES
   Long term loans                                                                      41,631                25,047
   Convertible debt, net                                                             7,543,178             8,254,621
                                                                            ------------------   -------------------

    Total long term liabilities                                                      7,584,809             8,279,668
                                                                            ------------------   -------------------

Total Liabilities                                                                   12,922,127            16,132,766
                                                                            ------------------   -------------------
Common stock issued under a repurchase agreement; issued and outstanding
1,000,000 and 750,000 shares                                                         1,500,000             1,500,000
                                                                            ------------------   -------------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $0.0001  par value; authorized 10,000,000 shares;
       none issued and outstanding                                                           0                     0
  Common stock, $0.0001 par value; authorized 950,000,000 shares;
      issued and outstanding  25,999,900 and 50,331,982                                  2,600                 5,034
  Additional paid-in capital in excess of par                                       25,020,717            23,716,360
  Additional paid-in capital - warrants                                                207,502               207,502
  Deficit                                                                          (29,224,228)          (34,432,222)
  Beneficial conversion feature                                                      1,387,500             1,387,500
  Deferred compensation, net                                                          (125,000)                    0
                                                                            ------------------   -------------------

Total Stockholders' Equity (Deficit)                                                (2,730,909)           (9,115,826)
                                                                            ------------------   -------------------

Total Liabilities and Stockholders' Equity (Deficit)                        $       11,691,218   $         8,516,940
                                                                            ==================   ===================

     The accompanying notes are an integral part of the financial statements

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                      Consolidated Statements of Operations
                                   (Unaudited)



                                                              Nine months ended June 30,
                                                      ----------------------------------
                                                            1998              1999
                                                         (Unaudited)      (Unaudited)
                                                      ----------------- ----------------
REVENUE
Environmental remediation services                    $273,057          $              0
Crude oil                                                       119,219                0
Other income                                                     11,684                0
                                                      ----------------- ----------------

  Total revenue                                                 403,960                0
                                                      ----------------- ----------------
COSTS AND EXPENSES
Compensation :
     Officers                                                   893,750          848,000
     Directors                                                        0                0
Consulting fees                                                 830,865          732,202
General and administrative expense                            3,916,647        1,730,562
Depreciation and depletion                                      380,675          327,564
Interest expense                                                251,104        1,507,166
                                                      ----------------- ----------------

  Total costs and expenses                                    6,273,041        5,145,494
                                                      ----------------- ----------------

Net income (loss)                                     $      (5,869,081)$     (5,145,494)
                                                      ================= ================

Weighted average number of shares outstanding                23,497,260       27,411,406
                                                      ================= ================
Net income (loss)  per share - basic                  $           (0.25)$           (0.19)
                                                      ================= ================

























     The accompanying notes are an integral part of the financial statements
                                       F-3


                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
       Consolidated Statement of Changes in Stockholders' Equity (Deficit)






                                         Common Stock                             Beneficial                               Total
                                     -------------------- --------- -------- --------- ---------- -------- ----------- ------------
                                           Number                   APIC     Conv.     Stk .Subs.  Defr'd     Accum.   S/H Equity
                                        of Shares Amount   APIC     Warrants Feature   Receivable  Comp.     Deficit    (Deficit)
                                     ------------ ------ ---------- -------- --------- ---------- -------- ----------- ------------
BALANCE, September 30,  1997           21,989,526 $2,199 19,952,865        0         0  (913,300)(250,000) (17,645,204)   1,146,560

Year ended September 31, 1998
Common stock issued for :
10/97 - stock subs rec'd                        -      0          0        0         0   913,300        0            0      913,300
10/97 - Uinta acquisition               1,000,000    100  1,999,900        0         0         0        0            0    2,000,000
10/97 - Nueces acquisition                 50,000      5    148,745        0         0         0        0            0      148,750
11/97 - bene conv feat create                   -      0          0        0 1,075,000         0        0            0    1,075,000
1st quarter - services                    355,000     36    921,964        0         0         0        0            0      922,000
1st quarter  - cash                       177,008     18    167,676        0         0         0        0            0      167,694
01/98 - building equity                    24,000      2     69,998        0         0         0        0            0       70,000
2nd quarter - services                     23,200      2     28,494        0         0         0        0            0       28,496
2nd quarter - cash                        666,664     67    438,432        0         0         0        0            0      438,499
06/98 - bene conv feat create                   -      0          0        0   312,500         0        0            0      312,500
3rd quarter  - services                   162,420     16    102,868        0         0         0        0            0      102,884
3rd quarter - cash                        234,200     23    135,577  200,000         0         0        0            0      135,600
09/98 - accounts payable                  491,646     49    337,958        0         0         0        0            0      338,007
09/98 - option fee and penalty            229,536     30    219,193        0         0         0        0            0      219,223
4th quarter - services                    479,700     48    473,552        0         0         0        0            0      473,600
4th quarter - cash                         47,000      5     23,495    7,502         0         0        0            0       23,500
09/98 - deferred comp. amort                    -      0          0        0         0         0  125,000            0      125,000
    Net loss                                    -      0          0        0         0         0        0  (11,582,428) (11,582,428)
                                     ------------ ------  --------- -------- --------- --------- -------- ------------ -------------

BALANCE September 30, 1998             25,999,900  2,600  25,020,717 207,502 1,387,500         0 (125,000) (29,224,228)  (2,730,909)

Three months ended December
31, 1998 (Unaudited)
1st quarter - services                  1,059,000    106     523,581       0         0         0        0            0      523,687
10/98 - conv. debt converted            1,210,686    121     365,999       0         0         0        0            0      366,120
11/98 - accounts payable                  200,000     20     141,980       0         0         0        0            0      142,000
03/99 - deferred comp. amort.                   -      0           0       0         0         0   62,500            0       62,500
04/99 - reversal of acquisitions       (4,144,000)  (414) (3,383,636)      0         0         0        0            0   (3,384,050)
3rd quarter - cash                     26,006,396  2,601   1,047,719       0         0         0        0            0    1,050,320
06/99 - deferred comp. amortization             -      0           0       0         0         0   62,500            0       62,500

     Net loss                                   -      0           0       0         0         0        0   (5,145,484)  (5,145,484)
                                     ------------ ------  ---------- ------- --------- --------- -------- ------------ -------------

BALANCE, June 30, 1999 (unaudited)     50,331,982 $5,034  23,716,360 207,502 1,387,500         0        0  (34,369,712)  (9,053,316)
                                     ============ ======  ========== ======= ========= ========= ======== ============ =============

Common stock issued under a
repurchase agreement:
BALANCE, September 30, 1997             1,000,000 $  100   1,999,900       0         0           0        0            0  2,000,000

12/97 - cash repurchase                  (250,000)     0    (500,000)      0         0           0        0            0   (500,000)
                                     ------------ ------  ---------- ------- --------- ----------- -------- ------------ -----------

BALANCE, September 30, 1998               750,000     100  1,499,900       0         0           0        0            0  1,500,000

BALANCE, June 30, 1999 (Unaudited)        750,000 $   100 $1,499,900  $    0 $       0 $         0 $      0 $          0 $1,500,000
                                     ============ =======  ========= ======= ========= =========== ======== ============ ===========









     The accompanying notes are an integral part of the financial statements
                                       F-4


                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                              Nine months ended June 30,
                                                                         -------------------------------------
                                                                               1998                1999
                                                                            (Unaudited)         (Unaudited)
                                                                         -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                 $      (5,911,013)  $      (5,145,484)
Adjustments to reconcile net loss to net cash used by
 operating activities:
    Amortization of deferred compensation                                           93,750             125,000
    Amortization of bene. conv. feat. and conv. debt expenses                            0             205,625
    Stock issued for services rendered                                              87,859             523,687
    Convertible debt issued for services                                            43,750                   0
    Write-off of deferred offering costs                                                 0              30,000
    Depreciation and depletion                                                     380,675             327,564
Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                                            0             (40,635)
   (Increase) decrease in prepaid expenses and other current assets               (567,200)            (46,828)
   (Increase) decrease in due from STPetro, S.A.                                         0            (469,604)
   Increase (decrease) in suspended revenue                                              0              14,873
   Increase (decrease) in accounts payable                                       1,354,059             467,870
   Increase (decrease) in accrued salaries                                         797,699             394,050
   Increase (decrease) in accrued interest payable                                 190,402           1,229,127
                                                                         -----------------   -----------------

Net cash provided by (used by) operating activities                             (3,530,019)         (2,384,755)
                                                                         -----------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
DRSTP concession fee payment                                                    (2,013,300)                  0
Investment in ST Petro                                                             (20,000)                  0
Increase on deposits on fixed assets                                               (72,230)                  0
Acquisition of property and equipment                                             (166,916)                  0
                                                                         -----------------   -----------------
Net cash provided by (used by) investing activities                             (2,272,446)                  0
                                                                         -----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of bank borrowings                                                          9,840                   0
Payments on bank borrowings                                                       (179,401)            (16,575)
Proceeds from loans payable to  stockholders                                       632,076                   0
Payments on stockholder loans payable                                             (617,090)            (16,320)
Common stock and warrants sold for cash                                            919,794           1,050,320
Convertible debt sold for cash                                                   6,230,786           1,365,600
                                                                         -----------------   -----------------

Net cash provided by (used by) financing activities                              6,996,005           2,383,025
                                                                         -----------------   -----------------

Net increase (decrease) in cash                                                  1,193,540              (1,730)

CASH, beginning of period                                                          327,743              36,359
                                                                         -----------------   -----------------

CASH, end of period                                                      $       1,521,283   $          34,629
                                                                         =================   =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest                                 $          11,825   $               0
                                                                         =================   =================
Non cash financing and investing activities: Stock issued to acquire :
      Option fee and penalty settlement
      Equity in building                                                 $          61,218   $               0
                                                                         =================   =================
      Conversion of convertible debt                                     $               0   $         366,120
                                                                         =================   =================
      Conversion of accrued interest payable                             $               0   $           6,938
                                                                         =================   =================
      Conversion of convertible debt discount                            $               0   $          53,168
                                                                         =================   =================
      Oil and gas properties and equipment                               $       2,148,750   $               0
                                                                         =================   =================
      Accounts payable settlement                                        $               0   $         142,000
                                                                         =================   =================
Mortgage payable on building assumed                                     $          28,782   $               0
                                                                         =================   =================
Stock retired for cancellation of acquisitions                           $               0   $      (3,384,050)
                                                                         =================   =================

     The accompanying notes are an integral part of the financial statements
                                       F-5

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                   Notes to Consolidated Financial Statements
                                   (Unaudited)




(1) Summary of Significant Accounting Policies
   Nature of operations.
         ERHC operates in the environmental remediation industry and the oil and natural gas production industry from its corporate headquarters in Little Rock, Arkansas.

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

   Principles of consolidation
         The consolidated financial statements include the accounts of SSI and BAPCO, its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in the consolidation. The consolidated financial statements for the six months ended June 30, 1998 and 1999 include all adjustments which in the opinion of management are necessary for fair presentation

   Cash equivalents
         The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

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

(2) Going Concern
         The Company's current liabilities exceed its current assets by $7,262,385. The Company has incurred net losses of $5,869,081 and
         $5,145,494 in the nine months ended June 30, 1998 and 1999 respectively. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. The Company is in ongoing negotiations to raise general operating funds and funds for specific projects. However, there is no assurance that such financing will be obtained. The Company is in preliminary discussions with several parties regarding the potential sale of some to all of its US based crude oil production fields. In prior years, the Company was able to raise funds in a timely manner, there is no evidence that they will continue to do so in the future.

(3) Restricted Cash
         A total balance of $18,826 in restricted cash, which is invested in interest-bearing certificates of deposit, pledged as collateral for a performance bond covering the Utah properties.

(4) Property, Equipment, Depreciation and Depletion
         Property and equipment are valued at cost. Maintenance and repair costs are charged to expense as incurred. When items of property or equipment are sold or retired,the related costs are removed from the accounts and

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(4) Property, Equipment, Depreciation and Depletion (continued) gains or losses are reflected as income. Depreciation is computed on the straight-line method for financial reporting purposes, based on the estimated useful lives of the assets. Autos and trucks are depreciated over a three to five year life, field equipment over a five to fifteen year life, office furniture over a three to five year life, and the building over a thirty year life. Depreciation expense totaled $380,675,and $327,564 for the nine months ended June 30, 1998 and 1999, respectively. Depletion (including provisions for future abandonment and restoration costs) of all capitalized costs of proved oil and gas producing properties is expensed using the unit-of-production method by individual fields as the proven developed reserves are produced. Depletion expense was $3,955 and $690 for the nine months ended June 30, 1998 and 1999, respectively.

         At June 30, major classes of property and equipment consisted of the following :

                                                    1998                 1999
                                            -------------------- --------------------
Oil and gas properties                      $          1,044,375 $          1,033,925
Land                                                       2,500                2,500
Building                                                  96,282               96,282
Field equipment                                        6,229,859            2,009,859
Office furniture and equipment                            35,896               79,800
Vehicles                                                       0               38,672
Deposit on purchase of equipment                         266,376                    0
                                            -------------------- --------------------

Total                                                  7,675,288            3,261,038

Less: accumulated depreciation                        (1,020,626)            (305,691)
                                            -------------------- --------------------

Net property and equipment                  $          6,654,662 $          2,955,347
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

(6) Accrued Salaries
         At June 30, 1998 and 1999 the Company has accrued salaries of $1,673,985 and $2,068,035, respectively, for three officers. These officers can, at their option, convert these salaries into common stock of the Company

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


          at the rate of one-half of the average bid price of the Company's common stock for the months in which the salary was earned.

(7) Accrued Interest
         Accrued interest consisted of the following at March 31 :

                                              1998                  1999
                                      --------------------- --------------------
Accrued interest - other              $             145,624 $                  0
Accrued interest - convertible debt                       0              645,198
Accrued penalties - convertible debt                      0            1,700,125
                                      --------------------- --------------------

Total                                 $             145,624 $          2,345,323
                                      ===================== ====================

(8) Oil Production
         The Company is utilizing the successful effort method of accounting for its oil and gas producing activities. The Company regularly assesses oil and gas reserves for possible impairment on an aggregate basis in accordance with SFAS 121.

(9) Income Taxes
         The Company has a consolidated net operating loss carry-forward amounting to $34,432,222, expiring as follows: $3,404 in 2015, $728,748 in 2016,  $16,913,052  in 2017,  $11,582,428  in 2018 and $5,145,484 in
         2019. The Company has an $13,498,000 deferred tax asset resulting from the loss carry-forward, for which it has established a 100% valuation allowance. Until the Company's current plans begin to produce earnings it is unclear as to the ability of the Company to utilize these carry-forwards. The Tax Reform Act of 1986 provided for a limitation on the use of net operating loss carryforwards following certain ownership changes. Such a change in ownership under the IRS rules and regulations potentially could occur pursuant to the Company's S-1 amendment.

(10) Stockholders' Equity
         The Company has authorized 950,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock.

         During the first quarter of fiscal 1999, the Company issued 1,059,000 shares of common stock in exchange for services valued at $523,687. The Company also issued 200,000 shares in settlement of a then outstanding accounts payable amounting to $142,000. In October 1998, convertible debt holders converted $412,350 of debt and $6,938 of accrued interest into 1,210,686 shares of common stock. In April 1999, the Company reversed the acquisition of the Henderson Oil Field, and canceled 200,000 shares. The Company also reversed the acquisitions of its environmental equipment, the BAPCO tool and the Chevron Contract and received back 7,744,000 shares. In May and June, the Company issued 26,006,396 shares in exchange for $1,050,320 in cash.

         The Company filed an 8-K on May 21, 1999, decribing all of the actions in detail. The Company filed an 8-K amendment to include pro-forma financial statements as of September 30, 1998 and March 31, 1999, giving effect to these transactions as if they had occurred at the beginning of each period.

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(10) Stockholders' Equity (continued)
   Rescinded and returned shares
         In September 1998, the Board of Directors authorized the issuance of 100,000 shares to a director. This director returned the shares to the Company due to personal tax considerations. In September 1998, the Board of Directors authorized the issuance of 2,000,000 shares each to four officers and directors in connection with the DRSTP Agreement. In December 1998, the Board of Directors rescinded the issuance as if it had never occurred.

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

(11) Commitments and Contingencies
         The Company is committed to lease payments for 10 vehicles under operating leases totaling $50,598, $7,826 and $3,913 for the years ended September 30, 1999, 2000 and 2001. The Company paid $19,160 and $12,650 in vehicle lease expense for the three months ended December 31, 1997 and 1998, respectively. The Company currently leases its office space and operating facilities on a two year lease and three year lease respectively. The Company is committed to lease payments on the two facilities totaling $67,108 and $60,808 for the years ending September 30, 1999 and 2000. The Company paid $11,487 and $17,227 in facility rent for the nine months ended June 30, 1998 and 1999, respectively.

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

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(13) Sao Tome Concession
     Concession fee payment
         When the Company entered into the joint venture agreement in May 1997 with the Democratic Republic of Sao Tome and Principe, (DRSTP), the Company was required to pay a $5,000,000 concession fee to the DRSTP goverment. In September 1997, the Company received a Memorandum of Understanding from the DRSTP government which allows the Company to pay this concession fee within five days after the DRSTP files the relevant official maritime claims maps with the United Nations and the Gulf of Guinea Commission. In December 1997, the Company paid $2,000,000 of this concession fee to the DRSTP from the proceeds of

(13) Sao Tome Concession (continued)
     Concession fee payment  (continued) the convertible note offering.  On July
         2, 1998 the Company paid $1,000,000 of the Concession fee to the government of the DRSTP. On July 31, 1998 the Company paid an additional $1,000,000 of the concession fee to the government of the DRSTP.

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

      Due from STPetro,S.A.
         The Company has expended approximately $921,880 on behalf of STPetro, S.A., principally prior to the formation of STPetro, S.A. The Company believes that these expenses are recoverable from STPetro, S.A.
         under its May 1997 agreement with the DRSTP.

(14) Suspended Revenue
         The Company's oil and gas production revenue, amounting to $156,282 as of June 30, 1999, has been placed in suspense as the Company has not yet received valid complete division orders on its leases and wells

Item 2. Management's Discussion and Analysis of the Financial Condition and Results of Operations

Overview

         The Company is an independent oil and gas company engaged in the exploration, development, production and sale of crude oil and natural gas properties with current operations focused to a limited extent in Texas and Utah and primarily in Sao Tome in West Africa. The Company's goal is to maximize its value through profitable growth in its oil and gas reserves and production. The Company has taken steps to achieve this goal through its growth strategy of managing the exploration, exploitation and development of non-producing properties in known oil-producing areas, such as the Gulf of Guinea in West Africa, with industry or government partners. The Company is in the process of seeking to exit from all of its domestic oil and gas properties.

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

         During the third quarter 1999, the Company was attempting to secure its position in Sao Tome, but had insufficient cash flow to meet certain commitments of STPETRO. As a result of information acquired as part of the annual audit procedures, it became apparent that there was a cloud on certain of the Company's assets. The Company filed a Form 8K so that it could investigate these issues; however, such Form 8K effectively stopped all review of the Company's amended Registration Statement filed in January 1999. At the same time, the Company was facing increasing penalties and interest due to the failure to have its Registration Statement declared effective. The Board of Directors was considering all options available to the Company, including filing for protections under the Bankruptcy Act.

         In late March, the Company became aware of the fact that one of its noteholders was interested in presenting an offer to the Company to acquire control. An initial offer was considered by the Board on April 1, 1999; however, the Board felt that additional negotiations were required.


         On April 8, 1999, after investigation and due consideration of the options available to the Company regarding the cloud upon certain of its assets, the Board voted to realign assets between itself and its subsidiary, BAPCO. Following such realignment, all of the previous transactions with Sam Bass and his companies were rescinded, and BAPCO, as realigned, was transferred to a corporation, unrelated to ERHC, formed for the benefit of Sam Bass or his assigns. This corporation would exchange the shares Mr. Bass and such companies returned from the rescinded transactions, for all shares in the new corporation. Such exchanged shares were to be returned to the Company for cancellation. The exchange occurred effective April 23,1999. See Item 5. "Other Information."

        On April 8, 1999, ERHC Investor Group Inc.("ERHCIG") presented a revised offer in the form of a letter of intent whereby they proposed to acquire fifty-one percent (51%) of the issued and outstanding shares of the Company, on a fully diluted basis (the "Letter of Intent"). The Letter of

Intent relied upon certain prior actions of the board and final closing was conditioned upon satisfactory terms and conditions in the form of a Securities Purchase Agreement. The ERHCIG acquisition could be in one or more transactions and ERHCIG was permitted to assign all or any part of its rights. The Letter of Intent also provided for an Initial Closing at which ERHCIG would subscribe for the requisite percentage of shares, subject only to the terms of the Final Closing. The Company executed the Letter of Intent on April 9, 1999.

         Pursuant to the Letter of Intent, ERHC was required to secure Standstill Agreements from its convertible note holders. Each of the Standstill Agreements was specific to the documents for such investment. However, all of the Standstill Agreements contained at least the following: (1) each contained as Exhibit A a copy of the executed Letter of Intent and Term Sheet; (2) each contained a provision that stated that the information provided was confidential, non-public information and required the investor to agree not to disclose, use or trade on such information directly or indirectly in any manner until the filing of the Company's Form 8-K; (3) all adjustments in the Securities Purchase Agreement, if applicable, were deleted; (4) all conversion prices were changed from that which was in the note to $.20 [thereby eliminating the conversion formulas which were in a majority of the notes requiring conversion at the lesser of some number at inception or some number at conversion]; (5) to the extent the adjustment provisions in the note varied from the note adjustment provisions attached as an exhibit to the Standstill Agreements, all original provisions were deleted and the attached exhibit provisions substituted in their place [thereby eliminating inconsistent adjustment provisions in the notes]; (6) to the extent anti-dilution provisions in the warrant varied from the warrant anti-dilution provisions attached as an exhibit to the Standstill Agreement, the original provisions were deleted and the attached exhibit provisions substituted in their place [thereby eliminating inconsistent anti-dilution provisions in the warrants]; (7) to the extent the note did not provide for the payment of interest in the form of Common Stock, such note was amended to provide for the payment of interest in Common Stock;
(8) to the extent the note did not provide for the conversion of interest and penalties, if any, into Common Stock, at the time of a voluntary conversion of a part or all of the principal sum of the note, such provision was amended to provide for the conversion of interest and penalties, if any, into Common Stock, at the same time as the conversion of a part or all of the principal sum of the note; (9) all interest on the note was waived from the date of the Initial Closing until October 15, 1999 [thereby allowing the Company to stay current on its interest payments]; (10) all penalties for failure to have a registration statement declared effective within a specified period of time are waived from the date of the Initial Closing until October 15, 1999 [thereby allowing the Company to stay current on its penalty payments]; (11) each investor agreed, from the date of the Initial Closing until October 15, 1999, not to convert all or any part of their notes, not to declare a default or seek acceleration of any payments under the notes; not to commence any foreclosure or bankruptcy actions under the note; not to declare an event of default or commence any arbitration action under any of the transaction document; (12) each investor waived all rights in prior rights, adjustments or anti-dilution provisions relative to the Letter of Intent and any settlement with Procura Financial Consultants; (13) each investor agreed to accept shares of restricted Common Stock through the Initial Closing date in lieu of payments in cash for all accrued and unpaid interest and penalties on the notes at a conversion price of $.20 [thereby allowing the Company to become current on all of its interest and penalty payments]; (14) each investor agreed, to the extent any third party commenced any bankruptcy or foreclosure action, to vote with the Company; (15) each agreement provided that in the event no Final Closing occurred, that all amendments, modification and consents would be void ab initio; and (16) each investor ratified the acts of the Board taken in compliance with the Business Judgment Rule from inception through the Initial Closing.

         The initial closing commenced on April 23, 1999; however not all documentation was completed. The last required document was the subscription agreement of ERHCIG or its assigns. By document dated April 27, 1999, but delivered to the Company on May 14, 1999, ERHC Investor Group LLC, an assignee, executed a Subscription Agreement for twenty-one (21) percentage points of fifty-one (51) percentage points in consideration of the sum of $210,000; ERHC Investor Group A LLC, an assignee, executed a Subscription Agreement for 2.805 percentage points of fifty-one (51) percentage points in consideration of the sum of $165,000; and ERHC Investor Group A LLC, an assignee, executed a Subscription Agreement for 27.195 percentage points of fifty-one (51) percentage points in consideration of the sum of $2,625,000.

         All of the Officers resigned effective April 30, 1999. In addition, Sam Bass and Al Cotten resigned from the Board effective April 23, 1999 and William Beaton was removed since he failed to participate in any actions of the Board from prior to April 1, 1999 through April 23, 1999 and was generally unavailable. It was later discovered that Mr. Beaton had been ill during this period and unable to be reached. The remaining Board met on April 30, 1999 to elect (i) three (3) replacement Directors, naming Ernest D. Chu, Stephen J. Warner and Lee Hendelson; (ii) a new Chairman of the Board, naming Ernest D. Chu; and (iii) new Officers for the Company, naming Stephen J. Warner as President and Chief Operating Officer, Ernest D. Chu as Treasurer and Chief Financial Officer and Lee Hendelson as Secretary. The Chairman, the New Directors and the New Officers accepted and assumed their position effective the date of the meeting. The four (4) remaining original Board members recused themselves when the New Directors voted upon the Consulting Agreements, Severance Agreement and Settlement Agreements with such remaining members and former Officer, Directors, Employees and Consultants of the Company since such remaining original Board members clearly had a vested interest in the outcome of such vote. Such members also recused themselves while the New Directors voted upon certain settlements negotiated with various parties relative to outstanding claims and issues involving the Company, since such remaining original Board members had not participated in these negotiations.

         As of May 14, 1999, control of the Company effectively changed, subject to the Final Closing.

         Effective June 13, 1999, the Company received the first installment under the Letter of Intent in that it received $1,096,000. Pursuant to the Letter of Intent, the Company was obligated to issue a total of 79,887,802 shares which represented 15% of the 51% to be acquired. Of such shares, 20,920,000 were to be issued directly to members of one of the limited liability companies with the balance to be issued to the limited liability companies themselves.

         The second installment of $1,000,000 under the Letter of Intent was to be paid to the Democratic Republic of Sao Tome and Principe ("DRSTP") at such time as a certain letter confirming the DRSTP's intention to honor the 5% overriding royalty interest due to the Company upon payment of the last $1 million was secured by the Company. In this regard, the Company secured such letters and in late June notified the limited liability companies that delivery of the $1,000,000 for the benefit of the DRSTP was required. No response was given to such request. On July 1, 1999, the four (4) remaining members of the Board of Directors demanded word from the limited liability companies as to their intentions to honor their commitments under the Subscription Agreements. Such letter demanded payment of the $1 million within ten (10) days. No response was given to such request and on July 15, 1999, counsel for the Company made written demand for such payment within forty-eight (48) hours.

         Shortly thereafter, the Company was approached by one of its Noteholders, Talisman Capital Opportunity Fund Ltd.. ("Talisman Capital"), which had become aware of the failure of the limited liability companies to perform on the second installment. Talisman Capital commenced negotiations with the Company and made alternative proposals to fund it. On August 2, 1999, the Board of Directors met to review the position of the limited liability companies and to consider the final proposal offered by Talisman Capital on behalf of TC Hydro Carbon Inc. ("TCHC"), a company under the control of principals in Talisman Capital. After consideration of the alternatives and the risk of losing the DRSTP position if the final payment were not made to the government, the Board voted to find the limited liability companies in default and to accept the TCHC offer. Further, the Board acknowledged receipt of the $1 million from the members of the limited liability companies and agreed to release the 20,920,000 shares to such members.

         On August 5, 1999, the Company and TCHC executed a Securities Purchase Agreement ("TCHC SPA") under which the Company agreed to issue 375,000,000 shares (with additional shares to be issued if, after settlement of claims which predate the TCHC SPA, the total shares on a fully diluted basis as determined immediately prior to the execution of the TCHC SPA exceed 160,000,000) at an aggregate purchase price of $1,000,000 and to execute an agreement with TCHC whereby TCHC agreed to provide a working capital line of credit in the aggregate amount of $4,000,000 to be drawn down by the Company over a twenty-four (24) month period. The terms of such working capital line of credit allow for monthly draw downs of no more than $350,000 and it is supported by a non-revolving promissory note bearing eight percent (8%) interest per annum. Under such note each installment is automatically convertible into shares of the Company at a conversion rate of $.20 per share 180 days from the advance of each installment. Under such promissory note, the maximum number of additional shares to be issued is 20,000,000 if all $4,000,000 is drawn.

          The $1,000,000 was deposited into an escrow account established in the Company's name and was wired to the DRSTP on August 20, 1999 since new management received sufficient assurances to meet the requirements enumerated in the escrow agreement annexed to the TCHC SPA after representatives of Talisman Capital met with the government of Sao Tome. The Company now has met its commitment to the government and paid the concession fee in full. Approximately $1.5 million is held in TCHC's account for advances under the working capital line of credit of which an initial installment has been made to the Company. The advances are to be used by the Company to liquidate outstanding accounts payable and to fund ongoing operations including the STPETRO operations in DRSTP. In this regard, the Company already has liquidated accounts payable to trade creditors in excess of $225,000. The Company believes that such installments will permit it to meet its commitments to the DRSTP and STPETRO and the Company is in the process of establishing an office for STPETRO in Sao Tome.

         Immediately following execution of the TCHC SPA, the four (4) remaining original members of the Board met and removed Messrs. Chu, Warner and Hendelson from the Board for cause due to the failure of performance under the Letter of Intent and appointed Geoffrey Tirman, Laura Kleber Mark A. Lee, Brian Ladin and Noreen Wilson to the Board, with Mr. Tirman appointed as Chairman. Thereafter Messrs. McKnight, Waters and Griffin resigned leaving Mr. Callender as the only remaining original Board member.

         The closing under the TCHC SPA occurred on August 6, 1999 when the Company met all of its closing conditions and had the certificates for TCHC issued. On such date, the Board met, accepted the resignations of Messrs. McKnight, Waters and Griffin and elected Mr. Tirman as President and Chief Executive Officer, Mr. Lee as Vice President, Ms. Kleber as Treasurer and Chief Financial Office and Brian Ladin as Secretary.

         As of August 6, 1999 control of the Company effectively changed.

         The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing elsewhere in this Form 10Q.

Results of Operations

Third Quarter Ended June 30, 1999 compared to Third Quarter Ended June 30, 1998.

         During the third quarter ended June 30, 1999, the Company incurred a net loss of $5,145,494, compared to a net loss of $5,869,081 in the third quarter ended June 30, 1998, reflecting the Company's decreased level of business operations. In the third quarter ended June 30, 1999, a total of 394,050 was accrued, but not paid in cash, as compensation to officers. Depreciation and depletion equaled 327,564 in the third quarter ended June 30, 1999 compared to 380,675 in the third quarter ended June 30, 1998. Amortization of the beneficial conversion feature discount on convertible debt was 205,625 for the third quarter ended June 30, 1999 compared to -0- for the third quarter ended June 30, 1998. The net cash operating loss of the Company for the third quarter ended June 30, 1999 was 384,755 compared to 3,530,019 for the third quarter ended June 30, 1998.

         The Company had revenues of -0- in the third quarter ended June 30, 1999 compared to 403,960 in the third quarter ended June 30, 1998.

Liquidity and Capital Resources

         Historically, the Company has financed its operations from the sale of its debt and equity securities (including the issuance of its securities in consideration for services and/or products) and bank and other debt. The Company had expected to finance its operations and further development plans during fiscal 1999 in part through additional debt or equity capital and in part through cash flow from operations. However, due to the fact that the Company's Registration Statement had not been declared effective, the Company had found additional debt and equity financing was unavailable to it. Under the terms of the Letter of Intent, the Company secured Standstill Agreements from its noteholders which allowed for the Company to become current on all of its debt obligations, including interest and penalties through the date of the Initial Closing, and waived further interest and penalties until October 15, 1999. The Company believes that this standstill period places it in the position to review its financial structure and put together a financial plan which will allow the Company to go forward with its operations. However, it is possible that due to the closing under the TCHC SPA rather than under the Letter of Intent, that the Standstill Agreements may be deemed null and void. In that case, interest and penalties have been accruing since April 23, 1999.

         The Company presently intends to utilize any cash flow from operations as follows: (i) seismic studies and fees for the Sao Tome joint venture; and
(ii) working capital and general corporate purposes.

Capital Expenditures and Business Plan

         In May 1997, the Company entered into an exclusive joint venture with the DRSTP to manage the exploration, exploitation and development of the potential oil and gas reserves onshore and offshore of the islands, either through the venture or in collaboration with major international oil exploration companies. At that time, the Company was required to pay a $5,000,000 concession fee to the DRSTP government. In September 1997, the Company received a Memorandum of Understanding from the DRSTP government which allowed the Company to pay this concession fee within five days after the DRSTP filed the relevant official maritime claims maps with the United Nations and the Gulf of Guinea Commission. In December 1997, the Company paid $2,000,000 of this concession fee to the DRSTP from the net proceeds of the 1997 Private Placement; in June 1998, it paid $1,000,000 of this concession fee from the net proceeds of the Third June 1998 Private Placement; and in August, it d $1,000,000 of this concession fee from the net proceeds of the July/August 1998 Financing. From the September 1998 and October 1998 funding transactions, $250,000 and $500,000, respectively, were paid from the net proceeds to cover other expenses and obligations relative to Sao Tome.

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

         In April 1998, the DRSTP government granted approval to the joint venture to proceed with the preparation and sale of leases of its oil concession rights, which sales were expected to occur in early 1999. In June 1998, the Company and the SDRSTP signed a letter of intent to award a contract to Schlumberger to perform a marine seismic survey in anticipation of the license round to be held in Sao Tome, and to act as the technical advisor and coordinator of such license round. Schlumberger is a seismic data service company located in Great Britain. The exact number and size of the lease blocks to be offered had not been determined at that time. The Company intended to run the survey and acquire the seismic data in late 1998 in order to proceed with the licensing round which was scheduled to commence in early 1999. In July 1998, the Company closed and formed the joint venture national oil company with the DRSTP. The oil company is called the STPETRO. STPETRO is owned 51% by the Government of Sao Tome and 49% by the Company. In addition, the Company was granted under the original agreement with the government, a long term management arrangement with STPETRO. In July 1998, the Ministry of Cabinets and the Prime Minister executed the STPETRO formation documents and they were promulgated into law by the President. In September 1998, the DRSTP and STPETRO entered into a Technical Assistance Agreement with Mobil (the "TAA Agreement"). Under such agreement, Mobil agreed to perform a technical evaluation and feasibility study of oil and gas exploration in certain designated acreage. The TAA Agreement has an initial term of 18 months and superceded the need for lease sales in early 1999. Under this agreement, Mobil retains a right of first refusal to acquire development rights to all or a portion of the acreage which it is evaluating. Mobil subsequently executed an agreement with Schlumberger to perform the marine seismic survey as previously agreed under the letter of intent with the Company signed in June 1998. Under the Mobil/Schlumberger agreement, Schlumberger began performing seismic work on the option blocks designated in the TAA Agreement in January 1999. The Company continues to maintain a right to construct the Off-Shore Logistics Center and is seeking an appropriate joint venture partner for the project.

         Revenues from the Company's operations in Sao Tome and substantially all raw material purchases for use in Sao Tome will be U.S. dollar-denominated and managed through the Company's U.S. based operational facility. The Company believes that it will not be significantly affected by exchange rate fluctuations in local African currencies relative to the U.S. dollar. The Company believes that the effects of such fluctuations will be limited to wages for local laborers and operating supplies, neither of which is expected to be material to the Company's results of operations when the joint venture begins more substantial operations in Sao Tome.

         In October 1997, the Company acquired a 37.5% interest in a 49,000 acre natural gas lease, known as the "Nueces River Prospect," in the Nueces River area of south Texas. The Company paid $200,000 and issued 50,000 shares of its common stock to acquire the lease. The Company spent more than $200,000 reworking the first of two existing shut-in wells on the property. Due to mechanical failure downhole, this well was shut in again. In 1998, the Company planned on spending $650,000 to $1,200,000 to make the wells operational, utilizing funds to be acquired under the Investment Agreement with Kingsbridge. The Company believes that, assuming the entire lease is productive, there are about 75 locations to be drilled. In 1998, depending on the availability of funding, the Company expected to drill 15 to 20 new wells at this site, at a cost of approximately $650,000 to $1,200,000 per well. The Company is responsible for only half of the drilling cost of each well, as it shares this cost with its operational co-venturer, Autry Stephens & Co. The Company is seeking a buyer or some other disposition of this property.

         In February and March 1997, the Company acquired leases in oil fields, which together comprise approximately 1,200 acres and 200 wells, located in Rusk County and Wichita County, Texas. The Company issued 500,000 shares of its common stock to acquire the leases. Through December 1997, the Company had recompleted 18 wells, all of which were operational as of March, 1998. Of these wells, 13 had mechanical failures. The Company had located the BAPCO Tool on site. The Company anticipated spending $1,200,000 in order to bring production on the fields up to a commercial level. At the current time, the Company is evaluating feasible economic options including the potential sale of the Wichita County property. Pursuant to the realignment of BAPCO in April 1999, the Rusk

County property was assigned to White Cloud Development Inc. ("White Cloud"). See Item 5. "Other Information."

         In July 1997, the Company entered into a joint venture with MIII Corporation, a Native American oil and gas company, to workover, recomplete and operate 335 existing oil and gas wells on the Uintah and Ouray Reservation in northeastern Utah. At this time, none of the wells are operational. The Company had designed a development program, under which it planned to recomplete and restimulate 36 wells and to drill five to seven development and extension wells at this site. This plan would have required spending a minimum of $1,000,000 to $1,500,000 in order to make the project operational. Subject to the availability of such funds, the Company anticipated that the first wells would be on line by fall 1998. The leases on the MIII project were never transferred to the Company. Prior to the Letter of Intent, the Company placed a stop transfer order on certain shares issued to MIII relative to this project.

         In September 1997, the Company acquired net revenue interests ranging from 76% to 84% (and 100% working interest in all but 2 of the wells) in oil and gas properties totaling 13,680 acres, located near the MIII fields in the Uinta Basin with 22 oil and natural gas wells. These wells are currently producing approximately 70 barrels of oil per day from six producing wells which began realizing revenues for the Company in November 1997. The Company planned on spending approximately $1,000,000 on additional equipment and up to $80,000 per well on well stimulation in order to bring 12 more wells on line in 1999. The Company planned to plug and abandon 2 more wells and to perform further study on the other 2 wells. The Company planned on funding this plan through the use of funds acquired under the Kingsbridge Equity Line of Credit Agreement. To date, the Company has received no funds under the Kingsbridge Investment Agreement, no longer intends to take down any funds under this agreement, had negotiated terms to cancel this agreement and currently is engaged in arbitration in which Kingsbridge is its cancellation. The Company is currently negotiation for the sale of this property under which the buyer will assume outstanding obligations of the Company associated with such leasehold. The Company settled an arbitration brought by the Uintah sellers regarding this project and executed a settlement agreement in January 1999.

         In April 1997, the Company entered into a master service agreement with Chevron to rework, in order to draw additional production from, approximately 400 depleting oil and gas wells and to remediate and "plug and abandon" these and other wells when depleted, in Chevron's oil fields in southern Louisiana along the Gulf of Mexico. The Chevron agreement provided for a three-year work schedule, commencing upon the completion of the Company's 140 foot "plug and abandonment" barge. This barge was to be used to remediate offshore oil rigs and be capable of working in coastal waters as shallow as 19 inches. A substantial deposit was made by the Company to secure the barge. Upon learning of the death of the owner of the barge supplier, the Company believed that such supplier would not be able to deliver. The Company will continue to attempt to recover the deposit. The Chevron agreement was originally entered into by BAPCO and BEW in September 1996, prior to the acquisition of BAPCO by the Company in April 1997, and was assigned to the Company with Chevron's consent at the time of the acquisition. The Company issued 3,000,000 shares of Common Stock to BEW in connection with the assignment of this agreement. Pursuant to the actions of the Board on April 8, 1999, this asset was reassigned to BAPCO and transferred to White Cloud. See Item 5. "Other Information."

         During fiscal 1997, the Company issued 4,000,000 shares of its common stock to acquire BAPCO, a non-operating oil production company with significant well rework equipment assets. Pursuant to the actions of the Board on April 8, 1999, this asset was transferred to White Cloud.
See Item 5.  "Other Information."

         The Company's current development plans require substantial capital expenditures in connection with the exploration, development and exploitation of its oil and natural gas properties in Sao Tome. Historically, the Company has funded capital expenditures through a combination of equity contributions and short-term financing arrangements. The Company believes that it will require a combination of additional financing and cash flow from operations to implement future development plans. Under the terms of the Letter of Intent, the Company was to receive $3,000,000 for the acquisition of 51% percent of its stock on a fully diluted basis. Under the TCHC SPA, the Company received $1 million which was wired to the DRSTP on August 20, 1999 as the final payment on the concession fee and a working capital line of credit which provides for up to $4 million advanced in monthly draw downs of up to $350,000 over a period of two years. New management believes that such working capital line of credit will provide sufficient capital until production begins on the Sao Tome project. New management is exploring the best alternatives for its development plans and believes that sources through Talisman Capital would be in a position to provide the long term financing needed by the Company to fully exploit the Company's Sao Tome projects. There can be no assurance that any additional financing will be available to it on reasonable terms or at all. Future cash flows and the availability of financing will be subject to a number of variables, such as the level of production from existing wells, prices of oil and natural gas and success in locating and producing new reserves. To the extent that future financing requirements are satisfied through the issuance of equity securities, shareholders of the Company may experience dilution that could be substantial. The incurrence of debt financing could result in a substantial portion of operating cash flow being dedicated to the payment of principal and interest on such indebtedness, could render the Company more vulnerable to competitive pressures and economic downturns and could impose restrictions on operations. If revenue were to decrease as a result of lower oil and natural gas prices, decreased production or otherwise, and if the working capital line of credit from TCHC is insufficient to meet its operational needs and the Company had no availability under a bank arrangement or other alternative credit facility, the Company could have a reduced ability to execute current development plans, replace reserves or to maintain production levels, any of which could result in decreased production and revenue over time.

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

Net Operating Losses

         The Company has net operating loss carryforwards of __________________ which will expire in the years 2010 through 2019. The Company has a __________________ deferred tax asset resulting from the loss carryforwards, for which it has established a 100% valuation allowance. Until the Company's current operations begin to produce significant earnings, it is unclear as to the ability of the Company to utilize such carryforwards.

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

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

         None

         PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

         On August 11, 1998, the Company and Kingsbridge agreed to enter into an agreement to cancel the Kingsbridge Private Equity Line of Credit dated March 23, 1998. Pursuant to the terms of the proposed cancellation, the Company was to pay a penalty in the amount of $100,000 and was to issue warrants to purchase up to an additional 100,000 shares of the Company's Common Stock (the "Kingsbridge Warrants"). The Company decided to cancel the Kingsbridge Private Equity Line of Credit because terms of certain of the third quarter 1998 fundings require the Company to cancel this agreement so as to limit the number of shares of the Company's Common Stock outstanding upon conversion of the Company's convertible notes in the future. However, as of this date, the Company had not completed the terms of the anticipated cancellation, and therefore technically continues to be obligated to register the potential Kingsbridge shares issuable under the put option exercise notice and the Kingsbridge Warrant. Under the terms of the cancellation, the Company would have been responsible for the registration of the additional warrants. On December 10, 1998, Kingsbridge made application to the American Arbitration Association for arbitration of outstanding issues between the parties, claiming breaches of contracts. The Company filed an Answer in such proceedings. Discovery is proceeding. The Company believes it has just and meritorious defenses to the claims and intends to vigorously defend these claims. Arbitration is scheduled for mid September 1999.

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

         In the third fiscal quarter 1999 and through the most practicable date, the Company issued the following rights, shares and warrants of unregistered securities:

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

         The Board rescinded a conditional issuance of 3,000,000 shares to Mr. Bass, Mr. Callender and Ms. Wilson in June 1997 relative to Sao Tome and certain production levels.

         The Board rescinded a conditional issuance granted under the MIII agreement in July 1997 because certain obligations of the Seller under such agreement were not met and there was a default.

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

           After the election of the new Officers and three (3) New Directors at the meeting of the Board on April 30, 1999, the four (4) remaining original Board members recused themselves when the New Directors voted upon the Consulting Agreements, Severance Agreement and Settlement Agreements with such remaining members and former Officer, Directors, Employees and Consultants of the Company since such remaining Board members clearly had a vested interest in the outcome of such vote. Such members also recused themselves while the New Directors voted upon certain settlements negotiated with various parties relative to outstanding claims and issues involving the Company, since such remaining original Board members had not participated in these negotiations. Most of these agreements were contingent upon the closing under the Letter of Intent and their legal status is being reviewed by new management.

         Pursuant to the Consulting Agreements, Severance Agreements and Settlement Agreements, 11,245,000 shares of restricted Common Stock were authorized to be issued to former Officers, current and former Directors and current and former Consultants of which 6,770,000 shares were taken in lieu back salaries due to Noreen Wilson and James Griffin. In addition, pursuant to such Consulting Agreements, Severance Agreements and Settlement Agreements, warrants to purchase 4,725,000 shares of the Company's restricted Common Stock were authorized to be granted to former Officers, current and former Directors and current and former Consultants, which warrants contain graduated exercise prices of $.25, $.50, $.75, $1.00 and $1.25 and require exercise within a period of four (4) years. New management is reviewing each of these settlements to determine their status in light of the failure of the limited liability companies to close under the Letter of Intent.

         Subsequent to the execution of the Letter of Intent, ERHCIG had negotiated settlements of a number of outstanding matters which it felt were in the best interest of the Company. Ms. Wilson, a former director of the Company, elected to take a convertible note in exchange for unpaid expenses. Ms. Wilson was a member of ERHCIG and was to have certain shareholdings relative to such participation which were not issued due the default of ERHCIG's assignees. Mrs. Wilson has been reappointed to the Board of Directors under the TCHC SPA. Pursuant to the negotiated settlements, 3,143,665 shares of Common Stock were authorized, including shares equal to $700,000 at $.20 per share in lieu of repayment of a loan made to the Company by an outside party. In addition, the ERHCIG appointed Directors granted warrants to purchase 1,000,000 shares of the Company's Common Stock exercisable at $.25, which warrants expire in April, 2009, to Talisman Capital in exchange for its assistance in gaining cooperation from other noteholders on the Standstill Agreements.

         In June 1999, the Company received $1,046,000 as a result of deposits made by the limited liability companies under the Letter of Intent into the Company's account which ERHCIG's assignees represented had been used for the benefit of the Company. On August 2, 1999, the Board acknowledged receipt of the $1 million plus. Such funds originated with third party members of the limited liability companies many of whom had previously invested in the Company's convertible notes. At the time of such acknowledgment, the Board agreed to release the 20,920,000 shares to such members directly since such members were not involved in the default of the limited liability companies.

         After all actions taken, including the 20,920,000 issued to members of the limited liability companies, and before issuance of the shares under the TCHC SPA, the total number of shares of the Company's Common Stock issued and outstanding, prior to other commitments which may be required to be met by the Company, was 120,229,675. On August 6, 1999, the Company issued 375,000,000 shares to TCHC pursuant to the closing on the TCHC SPA.


Item 3.           Defaults Upon Senior Securities

         The Company was in default in the payment of the principal due on the notes issued in the April 1998 Financing. These notes were due in January 1999; however, under the terms of the Standstill Agreement with these noteholders, the principal payment has been deferred until December 1999. In the event the TCHC SPA is deemed to have negated the Standstill Agreements, then such principal is currently due.

         A requirement of funding provided to the Company in November, 1997 from Avalon Research Group, Inc. ("Avalon") was that the Company would file its registration statement within forty-five (45) days of the funding. The Form S-1 was filed by the Company on January 8, 1998; however, this eight (8) day lateness was waived by the Avalon investors. In addition, the Company had agreed to use its best efforts to have its registration statement declared effective within one hundred twenty (120) days of the November 15, 1997 closing. The Company believes that it has used its best efforts to have its registration declared effective. The Avalon registration rights agreement required that in the event that the registration statement was not effective within one hundred twenty (120) days, that the Company would pay as liquidated damages an amount equal to three percent (3%) of the aggregate amount of the notes per month. As a result of the delay in declaring the Form S-1 as amended effective, the Company owed the Avalon investors penalty payments from March 1998 to the present. These outstanding amounts do not represent a default under the convertible senior subordinated notes issued to the Avalon investors; however do represent a debt due by the Company and a default under the Collateral Assignment Security Agreement under which the Company granted to the Avalon investors a security interest in the rights to certain oil and gas reserves located in Duchesne and Uintah Counties, Utah.

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

         As part of the Standstill Agreements, the Company agreed to issue shares of Common Stock sufficient to make it current on all outstanding interest and penalties for all of the convertible note transactions. Pursuant to such agreements to issue, the Company is current on all of its debt obligations through April 22, 1999. Further, pursuant to such agreements, the noteholders have waived interest and penalties through October 15, 1999. In the event the TCHC SPA is deemed to have negated the Standstill Agreements, then interest and penalties are due for the period commencing April 23, 1999.

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

         On April 8, 1999, the Company and White Cloud, the NEWBASSCORP required by the realignment, entered into an agreement which provided for the following:

                  ERHC assigned all rights, title and interest in the shares of BAPCO, all of its non- divested assets, its environmental remediation equipment and its Chevron Master Service Agreement as set forth in the agreement between the Company and BAPCO, subject only to the liabilities specifically assumed as set forth therein to White Cloud.

                  In exchange for the assignment contained in paragraph 1, White Cloud agreed to hold all such acquired assets for the benefit of Sam Bass or his assigns until such time as (1) Mr. Bass tendered the four million (4,000,000) shares issued to him at the acquisition of BAPCO in April 1997, (2) Mr. Bass and/or Bass World Wide Services tendered the seven hundred forty four (744,000) shares issued to them for the acquisition of the environmental remediation equipment, (3) Mr. Bass and/or Bass Environmental Services Worldwide Inc. tendered the three million (3,000,000) shares issued to them for the acquisition of the Chevron Agreement, and (4) Mr. Bass, Bass World Wide Services and Bass Environmental Services Worldwide Inc. executed and delivered a full and general release in favor of ERHC relinquishing, among other things, all claims relative to such shares, the original acquisition of such assets and the transfer of BAPCO as realigned and its assets and all claims relative to any part of the overriding royalty interest previously granted to him relative to Sao Tome.

                  At such time as White Cloud received tender of any of the shares to be relinquished in accordance with paragraph 2 above and the delivery of the full and general release, White Cloud agreed to return such shares and release to ERHC forthwith and to deliver the pro rata portion of the shares in White Cloud held for the benefit of Mr. Bass or his assigns to Mr. Bass or to his designated assignee.

                  White Cloud released and discharged ERHC from all claims or actions relative to the original acquisition of BAPCO, the environmental remediation equipment, the Chevron Agreement and the issuance of shares for each such acquisition and accepted the assignment as full consideration for the transaction subject only to the full obligation of ERHC relative to the specific liabilities assumed.

         By Agreement effective April 23, 1999 between the White Cloud and Sam Bass, individually and on behalf of Bass Environmental Worldwide Services Inc., Mr. Bass exchanged and released 7,744,000 shares of the Company's restricted stock for 100% of the authorized and issued capital stock in White Cloud. Mr. Bass delivered the Company's restricted shares previously issued to him and the required release to White Cloud.

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

         The May 21, 1999 Form 8K informed all parties that they could continue to rely upon the previously filed audit opinion letter, financial statements and the disclosures as to the BAPCO tool contained in the Company's Form S-1/A3 and the Form 10K/A1. On July 20, 1999 the

Company filed a pro forma statement for the periods ending September 30, 1998 and March 31, 1999 showing the effects of the rescission as if it had occurred prior to the end of the 1998 Fiscal Year.

Item 6.           Exhibits and Reports on Form 8-K

A.       Exhibits

10.31     Agreement between ERHC and BAPCO realigning assets dated April 8, 1999

10.32 Agreement between ERHC and White Cloud Development Inc.("White Cloud") dated April 8, 1999 transferring BAPCO to White Cloud

10.33 Letter of Intent & Revised Term Sheet dated April 8, 1999 and executed April 9, 1999.

10.34 Agreement between White Cloud Development Inc. and Sam Bass and Bass Environmental Services Worldwide, Inc. effective April 23, 1999

10.35.1
to
10.35.8 Standstill Agreements under the Letter of Intent [See Exhibit 10.33 which is Exhibit A to each of these Agreements]

10.36.1
to
10.36.3 Subscription Documents dated April 27, 1999 representing the purchase of 51% of the Company's Common Stock on a fully diluted basis.

10.37 * Securities Purchase Agreement dated August 3, 1999 with TC Hydro Carbon Inc.

[* filed herewith, all other exhibits, previously filed]

B.                Reports on Form 8-K

          Form 8K: reporting Letter of Intent to acquire 51% of the Company's Common Stock on a fully-diluted basis filed May 21, 1999 (Form 8 K/A including the financials filed July 20, 1999]

                                                    SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of West Palm Beach, Florida on the 23th day of August 1999.

                           ENVIRONMENTAL REMEDIATION HOLDING CORPORATION


                                            By: /s/ Laura Kleber
                                           -------------------------
                                            Laura Kleber, Chief
                                            Financial Officer and Director

[Signature Page 10Q-63099]