Form 10QSB
period 1999-12-31
ENVIRONMENTAL REMEDIATION HOLDING CORP
filed 2001-09-24
CIK 799235

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB
(MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         For the transition period from ____________ to ________________

                         Commission File Number 0-17325


                  ENVIRONMENTAL REMEDIATION HOLDING COPORATION
                 (Name of small business issuer in its charter)

            Colorado                                     88-0218499
     (State of Incorporation)               (I.R.S. Employer Identification No.)

                              5444 Westheimer Road
                                   Suite 1570
                              Houston, Texas 77056
               (Address of executive offices, including zip code.)

                                 (713) 626-4700
                         (Registrant's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

The number of common shares outstanding as of September 7, 2001 was 533,698,199.

Transitional Small Business Disclosure Format:  Yes [  ] No [X]

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)                                                 PAGE
                                                                                            ----
           Balance Sheet as of December 31, 1999                                              2

           Statements of Operations for the Three Months Ended
           December 31, 1999 and 1998                                                         3

           Statements of Cash Flows for the Three Months Ended
           December 31, 1999 and 1998                                                         4

           Notes to the Financial Statements                                                  5

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Plan of Operations                                                            11


                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                                                 14

Item 2.    Changes in Securities                                                             15

Item 3.    Defaults Upon Senior Securities                                                   15

Item 4.    Submission of Matters to a Vote of Security Holders                               15

Item 5.    Other Information                                                                 15

Item 6.    Exhibits and Reports on Form 8-K                                                  14

           (a)  Exhibits
           (b)  Reports on Form 8-K

Signatures                                                                                   17


ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

BALANCE SHEET
--------------------------------------------------------------------------------

                                                                          DECEMBER 31, 1999
                                                                          -------------------
                                     ASSETS

CURRENT ASSETS
Cash                                                                      $        37,400
Restricted cash                                                                    15,811
Prepaid expenses and other current assets                                         110,925
                                                                          ---------------

          Total current assets                                                    164,136
                                                                          ---------------

Investment in STPetro, S.A.                                                        49,000
Due from STPetro, S.A.                                                          1,068,557
DRSTP concession fee                                                            5,000,000
                                                                          ---------------

Total assets                                                              $     6,281,693
                                                                          ---------------

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued liabilities                                  $     1,762,547
Accrued officers salaries                                                       1,013,035
Accrued interest and penalties                                                    170,712
Current portion of convertible debt, net                                        3,878,750
                                                                          ---------------

          Total current liabilities                                             6,825,044
                                                                          ---------------

LONG TERM LIABILITIES
Convertible debt, shareholder                                                   1,938,933
Convertible debt, net of current portion                                        3,277,171
                                                                          ---------------

          Total long term liabilities                                           5,216,104
                                                                          ---------------

Total liabilities                                                              12,041,148
                                                                          ---------------

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.0001 par value; authorized 10,000,000 shares;
   none issued and outstanding                                                     -
Common stock, $0.0001 par value; authorized 950,000,000 shares;
   issued and outstanding 495,456,917                                              49,546
Additional paid-in capital in excess of par                                    43,602,094
Accumulated (deficit)                                                         (49,411,095)
                                                                          ---------------

Total shareholders' (deficit)                                                  (5,759,455)
                                                                          ---------------

Total liabilities and shareholders' (deficit)                             $     6,281,693
                                                                          ---------------

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.

ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------


                                                    THREE MONTHS ENDED DECEMBER 31,
                                                  ------------------------------------
                                                       1999                1998
                                                  ---------------     ----------------
COSTS AND EXPENSES
General and administrative expenses               $       297,265          1,927,842
Depreciation and depletion                                  -                136,662
Interest expense                                          161,767            775,025
                                                  ---------------     --------------

Net loss                                          $      (459,032)    $   (2,839,529)
                                                  ---------------     --------------

Weighted average number of shares outstanding         487,932,511         27,642,692
                                                  ---------------     --------------

Net loss per share - basic and diluted            $         (0.00)    $        (0.10)
                                                  ---------------     --------------

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.

ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                                   THREE MONTHS
                                                                                                ENDED DECEMBER 31,
                                                                                        -----------------------------------
                                                                                             1999               1998
                                                                                        ---------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                  $ (459,032)      $  (2,839,529)
Adjustments to reconcile net loss to net cash used by operating activities
   Amortization of deferred compensation                                                       -                  31,250
   Amortization of beneficial conversion feature and
     convertible debt expenses                                                               136,414             116,208
   Stock issued for services rendered                                                          -                 523,687
   Write-off of deferred offering costs                                                        -                  30,000
   Depreciation and depletion                                                                  -                 136,662
Changes in operating assets and liabilities:
   Accounts receivable                                                                         -                  27,295
   Prepaid expenses and other current assets                                                  54,461             (23,053)
   Due from STPetro, S.A.                                                                    (23,206)           (419,445)
   Suspended revenue                                                                           -                  13,277
   Accounts payable and accrued expenses                                                    (335,862)            131,920
   Accrued officers salaries                                                                   -                 224,816
   Accrued interest and penalties                                                            161,765             775,025
                                                                                        ------------       -------------

Net cash used by operating activities                                                       (465,460)         (1,271,887)
                                                                                        ------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of bank borrowing                                                                      -                  (1,112)
Proceeds from loans payable to shareholders                                                  429,052             197,295
Payments on shareholder loans payable                                                          -                (230,000)
Convertible debt issued for cash                                                               -               1,300,000
                                                                                        ------------       -------------

Net cash provided by financing activities                                                    429,052           1,266,183
                                                                                        ------------       -------------

Net decrease in cash                                                                         (36,408)             (5,704)

Cash, beginning of period                                                                     73,808              36,359
                                                                                        ------------       -------------

Cash, end of period                                                                     $     37,400       $      30,655
                                                                                        ------------       -------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Noncash financing and investing activities:
  Stock issued in connection with:
   Accounts payable settlement                                                          $      -           $     142,000
   Conversion of convertible debt                                                       $    150,000       $     366,120
   Conversion of accrued interest payable and penalties                                 $    145,881       $       6,938
   Conversion of convertible debt discount                                              $      -           $      53,168

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BUSINESS ORGANIZATION

The financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2000.

GENERAL BUSINESS AND NATURE OF OPERATIONS
Environmental Remediation Holding Corporation, ("ERHC" or the "Company"), is an independent oil and gas company. The Company's goal is to maximize its value through profitable growth in oil and gas reserves and production in Sao Tome and to acquire interests in non-producing oil and gas properties, particularly high potential international prospects in known oil producing areas. The Company's current focus is to exploit its only existing asset which is an oil and gas exploration concession in Sao Tome, an island nation located in the Gulf of Guinea off the coast of central West Africa.

The Company was formed in 1986, as a Colorado corporation, and was engaged in a variety of businesses until 1996, at which time it began its current operations as an independent oil and gas company. Since the commencement of its oil and gas operations, the Company has acquired interests in the Nueces River area of south Texas, which expired in September 2000, and has acquired interests on the Uintah and Ouray Indian Reservations in Utah, which interests were sold in August 1999. The Company also acquired a lease in oil fields located in Wichita County, Texas, which was subsequently assigned to a former shareholder.

In May 1997, the Company entered into an exclusive joint venture with the Democratic Republic of Sao Tome and Principe ("DRSTP") (the "1997 DRSTP Agreement"). The 1997 DRSTP Agreement required the Company to pay a $5,000,000 concession fee to the DRSTP. The 1997 DRSTP Agreement is to manage the exploration, exploitation and development of the potential oil and gas reserves onshore and offshore Sao Tome, either through a joint venture or in collaboration with major international oil exploration companies. The Company has no other operations.

BASIS OF PRESENTATION
For the three months ended December 31, 1998, the consolidated financial statements include the accounts of ERHC and Bass American Petroleum Company ("BAPCO"), its wholly-owned subsidiary. Intercompany accounts and transactions have been eliminated in consolidation. Commencing during April 1999 and completed by September 30, 1999, the Company elected to realign its assets between itself and its subsidiaries and divest its United States domestic operations. Thus, for the three months ended December 31, 1999, the financial statements include only the accounts of ERHC. The financial statements for the three months ended December 31, 1999 and 1998 include all adjustments which in the opinion of management are necessary for fair presentation.

NOTE 2 - DEBT

In October 1999, the Company received notice on $150,000 of the convertible debt issued in July 1998. This debt, and accrued interest and penalties of $145,881, was converted into 7,607,092 shares of common stock.

NOTE 3 - GOING CONCERN

The Company's current liabilities exceed its current assets by $6,660,908 at December 31, 1999. For the three months ended December 31, 1999, the Company's net loss was $459,032. For the fiscal years 1999 and 1998 the Company incurred net losses of $19,727,835 and $11,579,024, respectively. The Company is in ongoing negotiations to raise general operating funds and funds for specific projects. Management will be required to, and expects to, raise additional capital through the issuance of debt securities and offerings of equity securities to fund the Company's operations, and will attempt to continue raising capital resources until such time as the Company generates revenues sufficient to maintain itself as a viable entity. However, there is no assurance that such financing will be obtained.

The Company's sole asset is its interest from the 1997 DRSTP Agreement, which will not become effective until the treaty between the DRSTP and the Federal Republic of Nigeria becomes effective. The failure of the treaty to become effective could have a materially adverse effect on the Company's operations.

The Company has available a $4.0 million working capital line of credit from a shareholder with total borrowings of $1,938,933 as of December 31, 1999. It is expected that the Company will continue to borrow funds from this shareholder in the future but there is no assurance that funds will be made available or under similar terms. In prior years, the Company was able to raise funds in a timely manner, but there is no evidence that they will continue to do so in the future. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. If the Company is unable to continue as a going concern, the values realized from the Company's assets may be less than the carrying amounts reported in its financial statements. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 4 - SUBSEQUENT EVENTS

CHANGE OF CONTROL AND PURCHASE AGREEMENT
On February 15, 2001, pursuant to a Purchase Agreement dated December 31, 2000, as amended by a First Amendment thereto dated January 31, 2001 (as amended, the "Purchase Agreement"), between Chrome Energy, L.L.C., a Delaware limited liability company ("Chrome"), Talisman Capital Opportunity Fund Ltd. ("Talisman"), and TC Hydro Carbon, Inc., a Delaware corporation ("TC Hydro Carbon" and, together with Talisman, the "Sellers"), Chrome purchased from the Sellers for $6,000,000 cash the following: (i) 375,000,000 shares of ERHC common stock, par value $.0001 per share (the "Common Stock"), owned of record by TC Hydro Carbon; (ii) 2,244,385 shares of the Common Stock held and owned of record by Talisman; (iii) a convertible senior subordinated note from ERHC due October 15, 2002, in the principal amount of $750,000 owned and held by Talisman (the "5.5% Note"); (iv) a convertible note from ERHC due October 26, 2000, in the principal amount of $500,000, owned and held by Talisman (the "20% Note"); (v) a senior secured 8.00% exchangeable promissory note from ERHC due September 1, 2004, in the principal amount of $4,000,000 owned and held by TC Hydro Carbon (the

"Line of Credit"); (vi) a warrant certificate dated as of October 26, 1998, owned and held by Talisman providing the right to purchase 750,000 shares of the Common Stock, until October 26, 2008; (vii) a warrant certificate dated as of October 26, 1998, owned and held by Talisman providing the right to purchase 750,000 shares of the Common Stock, until October 26, 2008; (viii) a warrant certificate dated as of October 15, 1997, owned by Talisman providing the right to purchase 45,000 shares of the Common Stock, until October 15, 2002; and (ix) a warrant certificate dated as of April 23, 1999 owned by Talisman providing the right to purchase 1,000,000 shares of the Common Stock until April 22, 2009. Subsequent to February 15, 2001, Chrome transferred to its financial advisors an aggregate of 116,629,564 shares of the Common Stock acquired in this transaction.

CHANGE OF COMPANY MANAGEMENT
Upon consummation of the purchase by Chrome of the securities of the Company, the Company's three directors prior to February 15, 2001 (the "Talisman Directors") elected three new directors. Immediately after the election of these new directors, the Talisman Directors resigned from the board of the Company. The new directors appointed the new executive officers of the Company.

As a result of the February 15, 2001 Purchase Agreement, Chrome Oil Services Limited, a Bahamian corporation and the sole member of Chrome ("COS"), and Sir Emeka Offor, a citizen of Nigeria and the sole shareholder, officer and director of COS, Chrome beneficially owns 281,339,771 shares of common stock.

SETTLEMENT AGREEMENT - DERIVATIVE LAWSUIT
In connection with the transactions contemplated by the Purchase Agreement, Chrome is a party to a First Amended Agreement dated February 9, 2001 (the "Derivative Settlement"), whereby the parties thereto have agreed to dismiss with prejudice a derivative lawsuit (styled ENVIRONMENTAL REMEDIATION HOLDING CORPORATION, DERIVATIVELY BY AND THROUGH KEVIN BARTLEY ET AL V. TALISMAN CAPITAL OPPORTUNITY FUND L.P. ET AL) previously filed by certain of the Company's shareholders against several of the Company's former directors and controlling shareholders. This agreement was executed prior to the Purchase Agreement noted above. Pursuant to the Derivative Settlement, the following actions will, to the extent not already completed, be consummated within a commercially reasonable time:

(a) under the terms of the line of credit and the Derivative Settlement, the Company will execute a new note with Chrome for $2,200,000 of the advances made by TC Hydro Carbon outstanding for more than 180 days as of January 31, 2001. Such note and the accrued interest thereon is convertible at any time at a conversion price of $0.20 per share;

(b) the 5.5% Note will be cancelled and the Company will execute a new convertible note payable to Chrome for $804,313, representing the outstanding principal balance of the 5.5% Note and all accrued interest thereon as of January 31, 2001. Such note is convertible, at Chrome's option, into shares of Common Stock at $0.20 per share; and

(c) the 20% Note will be cancelled and the Company will execute a new convertible note payable to Chrome for $631,667 representing the outstanding principal balance of the 20% Note and all accrued interest thereon, as of January 31, 2001. Such note is convertible, at Chrome's option, into shares of common stock at $0.20 per share.

In addition, to settle certain legal obligations of the plaintiffs of the Derivative Lawsuit, the Company agreed to issue 8.5 million shares of common stock to the plaintiffs' attorney.

ESCROW AGREEMENTS (CHROME)
During January 2001, Chrome entered into escrow agreements with a financial institution for the benefit of the holders of $6,141,250 or 97.4% of the aggregate principal amount of the Company's outstanding convertible debt securities, which, together with the convertible debt securities held by Chrome, constitutes 100% of all of the Company's outstanding convertible debt securities at that date. These escrow agreements provide for the amendment of the outstanding convertible debt held by the parties to the escrow agreements so that (i) the maturity date is extended to January 31, 2003, (ii) interest will be payable by the Company on January 31, 2002 and at maturity, (iii) the conversion price is fixed at $0.20 per share, subject to standard anti-dilution adjustments, and (iv) all prior defaults by the Company are waived. Substantially all note holders agreed to the amended terms. Original notes were canceled and replaced with new debt instruments.

SETTLEMENT AGREEMENT (PROCURA)
On February 10, 2001, Chrome entered into an Assignment and Settlement Agreement with Procura Financial Consultants, C.C., a South African closely-held corporation ("Procura"), and STP Energy Corporation, a British Virgin Islands international business company ("STP"). Procura and STP had asserted claims and rights against the Company's business opportunities and contractual relationships with the DRSTP claiming, among other things, to be a joint venture partner of the Company in such relationship and also an indirect participant in STPetro, S.A., the national petroleum company of the DRSTP in which the Company owns a 49% equity interest. Under the Assignment and Settlement Agreement, Procura and STP assigned all such claims and rights to Chrome in exchange for $550,000 cash paid by Chrome. To the extent that any such claims were not assigned or not assignable to Chrome, Procura and STP released and covenanted not to sue the Company and the DRSTP. Although the Company is not a party to the Assignment and Settlement Agreement, Chrome has indicated its intention to contribute the Procura and STP assigned claims and rights to the Company, subject to approval of the Company's board of directors and repayment to Chrome of the cash consideration it paid to acquire such claims and rights.

CONCESSION FEE AGREEMENT
After the control acquisition by Chrome, the Company initiated negotiations with the DRSTP concurrent with the arbitration process. On May 21, 2001, the Company and the DRSTP reached a Memorandum of Agreement, witnessed by the Federal Republic of Nigeria, ("2001 DRSTP Agreement") which replaced the 1997 DRSTP Agreement and suspended the arbitration process. The 2001 DRSTP Agreement will be embodied in a consent award to be issued by the arbitrator upon the ratification of a treaty between the Federal Republic of Nigeria and the DRSTP relative to the Joint Development Zone ("JDZ") between the countries. Should a treaty between the Federal Republic of Nigeria and DRSTP on the joint development of petroleum and other resources in areas of the exclusive economic zone of the two nations become effective, the 2001 DRSTP Agreement will then become effective and be in effect through September 30, 2024. Should a treaty not be entered between the two countries by May 21, 2003, (i) the 2001 DRSTP Agreement will be null and void and (ii) arbitration proceedings regarding the agreements will resume. No further action has been taken by the Company or the DRSTP and no treaty between the DRSTP and the Federal Republic of Nigeria has been signed. There can be no assurance that a treaty will be entered, or that if a treaty is not entered, that the results of any future arbitration proceedings will result favorably to the Company.

The 2001 DRSTP Agreement gives ERHC rights to participate in exploration and production activities in both the exclusive territorial waters of the DRSTP (its Exclusive Economic Zone "EEZ") and an area between DRSTP and the Federal Republic of Nigeria that the two nations have designated as a JDZ. Since the 2001 DRSTP Agreement replaces the 1997 DRSTP Agreement, it requires the Company to relinquish its rights arising under the 1997 DRSTP Agreement including any interest it had in STPetro.

If the 2001 DRSTP Agreement becomes effective, the Company will be entitled to the following:

     o 10% of the DRSTP share of all Profit Oil received from operations conducted in the JDZ. Profit Oil means the available crude oil and natural gas minus all royalty payments and costs associated with the exploration and development of such oil and gas.

     o 5% of the DRSTP share of all Signature Bonuses paid by contractors operating within the JDZ. Signature Bonuses are funds paid by an operator or contractor to acquire the right to enter into an exploration and production agreement.

     o A 1.5% overriding royalty interest in all the production of crude oil and natural gas in the JDZ.

     o The option to acquire up to a 15% paid working interest in up to two Blocks of the Company's choice in the JDZ (this interest option must be exercised by the Company prior to the signature of an exploration and production agreement with an operator or contractor). A Block is an area designated as an individual unit for exploration or production of crude oil and natural gas.

     o Subject to certain restrictions, the Company shall receive up to two blocks of the Company's choice in the EEZ but outside the JDZ for development (the DRSTP will have the prior right to reserve up to a maximum of the first three Blocks).

     o The option to acquire up to a 15% paid working interest in up to two blocks of the Company's choice in the EEZ but outside the JDZ (this working interest option must be exercised by the Company prior to the signature of an exploration and production agreement with an operator). The Company would be required to pay its proportionate share of the signature bonus and all other costs related to the exploration and exploitation of the Blocks.

SHAREHOLDERS' EQUITY
In addition to the 8.5 million shares of common stock issued to the plaintiffs' attorney in connection with the Derivative Settlement, during March 2001, the Company issued 10 million shares of common stock to an officer and 18.5 million shares of common stock to a consultant for services rendered in connection with the February 2001 change of control transaction.

SEC INVESTIGATION
During January 2000, the Company was advised by the Enforcement Division of the Securities and Exchange Commission (the "SEC") that it had begun an investigation of the Company's past activities. The Company is cooperating fully with the SEC's investigation and has provided documentary support as requested. Although the Company has been advised that the focus of the investigation is actions taken by the Company prior to August 1999 there is no assurance that the investigation will not be expanded to later dates. As of September 7, 2001, there has been no recent contact from the SEC requesting additional information for the investigation.

PENDING LITIGATION AND OTHER CONTINGENCIES
Following the August 1999 change in control of the Company, new management and the new board of directors have been required to expend significant Company resources to settle claims and expenses arising out of the conduct of prior management. In addition, the Company faces additional unresolved claims and disputes, including suits seeking recoveries in excess of $1.0 million brought by prior officers for back salary and disputes with third parties regarding the Company's rights to proceed under its STPetro offshore petroleum development joint venture with DRSTP. The Company is defending its position vigorously, but there is no certainty that the Company will prevail. The Company is proceeding in the hope that a settlement can be reached. As of December 31, 1999, officers' salaries of $1,013,035 have been accrued and management believes this amount will be sufficient to settle any amount that may be due.

Additionally, from time to time, certain potential obligations are presented to the Company that may have originated during periods not under existing management's control. These alleged obligations are generally for goods and services for which the Company has no record. The Company actively investigates these claims as they arise. All known material obligations of the Company have been recorded and reflected in the financial statements, but there is no certainty that all material claims have been presented to the Company nor have the benefits of available statutes of limitations been considered, should they apply.

COMMITMENTS
The Company entered into a management services agreement with Chrome Oil Services, Ltd ("COS") in February 2001. Pursuant to that agreement, COS provides the Company with management and business development services in addition to providing specialized services in the areas of refinery maintenance, engineering design, and upstream oil industry services. COS provides these services to the Company for a management fee of approximately $68,000 per month. Messrs. Mba, Echesi, and Ntephe are employees of COS that provide services to the Company and these persons receive salaries and expense reimbursement from COS, not from the Company.

The Company's office is located in Houston, Texas and is leased by COS. Pursuant to the management services agreement, COS provides the space to the Company. This lease, for approximately 1,900 sq. ft. of office space, expires February 2006.

The Company has not entered into any employment agreements with its officers. To date, members of the board of directors have not received any compensation, but have been reimbursed for expenses incurred in the performance of their duties. In the future, the Company may decide to pay its directors.

COS currently has four employees that provide services to the Company pursuant to the management services agreement with COS.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

         You must read the following discussion of the plan of the operations and financial condition of the Company in conjunction with its consolidated financial statements, including the notes included in this Form 10-QSB filing. The Company's historical results are not necessarily an indication of trends in operating results for any future period.

OVERVIEW

         ERHC is an independent oil and gas company and since 1996 has engaged in the exploration, development, production and sale of crude oil and natural gas properties. The Company's goal is to maximize its value through profitable growth in oil and gas reserves and production in Sao Tome in central West Africa and to acquire interests in non-producing oil and gas properties, particularly high potential international prospects in known oil producing areas. The Company's current focus is to exploit its only asset, which is an oil and gas exploration concession in Sao Tome. The Company has no other operations.

PLAN OF OPERATIONS

         During the first quarter of fiscal year 2000, the Company continued to attempt to raise capital resources and to explore for other capital sources that may be available. During the period ended December 31, 1999, capital resources were provided under the line of credit extended to the Company by TC Hydrocarbon. Funds were primarily used to exploit the Company's only material asset, an oil and gas exploration concession agreement entered into between the Company and the DRSTP, and to cover general administrative overhead. The Company expects that future expenditures will be similar in nature, contingent upon continued borrowings under its line of credit.

         During the three month period ended December 31, 1999, the Company had no revenues from which cash flows could be generated to support operations and thus relied on borrowings funded from its existing line of credit provided by TC Hydrocarbon. During the three month period ended December 31, 1998 cash resources were provided by issues of convertible debt.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has financed its operations from the sale of its debt and equity securities (including the issuance of its securities in exchange for goods and services) and bank and other debt. The Company had expected to finance its operations and further development plans during fiscal 1999 and 2000 in part through additional debt or equity capital and in part through cash flow from operations. However, due to the fact that the Company's registration statement was not declared effective during 1999, the Company realized that additional debt and equity financing was unavailable. Under the terms of the Letter of Intent, the Company secured standstill agreements from its noteholders which waived further interest and penalties until October 15, 1999, resulting in a substantial savings to the Company.

         The Company presently intends to utilize any available sources of funds to provide for general corporate overhead and to continue to pursue its interests in Sao Tome.

WORKING CAPITAL

         As of December 31, 1999, the Company had negative working capital of $6,660,908 of which $4,049,462 relates to convertible debt and related accrued interest. As of December 31, 1999, the Company had available a $4.0 million senior secured 8% exchangeable promissory note, or line of credit, with TC Hydro Carbon, of which $1,938,933 had been advanced to the Company. The Company expects to utilize this line of credit, which was assumed by Chrome in February 2001, in order to sustain minimum operations relative to continuing to develop and promote its interests in DRSTP. Where possible, the Company may seek to preserve cash resources by settling obligations through the issuance of shares of common stock and warrants or by the issuance of convertible debt instruments.

         During February 2001, a Purchase Agreement was executed by and between Chrome and TCHC effecting a change a control and the $4.0 million line of credit was acquired and assigned to Chrome. Chrome and the Company agreed to amend and restate the line of credit into a $2.2 million convertible note and Chrome has made available, a new working capital line of credit in the amount of $1.8 million at terms similar to the earlier line of credit. In addition, as provided for by the settlement of the derivative lawsuit on February 9, 2001, Chrome executed an additional $5.0 million senior convertible promissory note ($5.0 Million Line of Credit") bearing interest at a rate of 10% per annum, maturing in 2004. The $5.0 million Line of Credit is convertible at the lesser of $0.20 or such price as shall be determined by the Board of Directors of ERHC based on an independent determination by a recognized investment banker.

EQUITY TRANSACTIONS

In October 1999, the Company received notice on $150,000 of the convertible debt issue in July 1998. This debt, and accrued interest and penalties of $145,881, was converted into 7,607,092 shares of common stock.

GOING CONCERN

         For the three month period ended December 31, 1999, the Company's independent auditors stated that the Company's financial condition raises substantial doubts about its ability to continue as a going concern. The Company's current liabilities exceed its current assets by $6,660,908 at December 31, 1999. For the three months ended December 31, 1999, the Company's net loss was $459,032. For the fiscal years 1999 and 1998 the Company has incurred net losses of $19,727,835 and $11,579,024, respectively. The Company is in ongoing negotiations to raise general operating funds and funds for specific projects. Management will be required to, and expects to, raise additional capital through the issuance of debt securities and offerings of equity securities to fund the Company's operations, and will attempt to continue raising capital resources until such time as the Company generates revenues sufficient to maintain itself as a viable entity. However, there is no assurance that such financing will be obtained.

         The Company's sole asset is its interest from the 1997 DRSTP Agreement, which will not become effective until the treaty between the DRSTP and the Federal Government of Nigeria becomes effective. The failure of the treaty to become effective could have a materially adverse effect on the Company's operations.

         It is expected that the Company will continue to borrow funds available under its working capital line of credit in the future but there is no assurance that additional funds will be made available or under similar terms. In prior years, the Company was able to raise funds in a timely manner, but there is no assurance that they will continue to do so in the future. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. If the Company is unable to continue as a going concern, the values realized from the Company's assets may be less than the carrying amounts reported in its financial statements. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

FORWARD LOOKING STATEMENTS

Except for historical information contained herein, certain other matters discussed herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.
All statements, other than statements of historical facts, that address future activities, events or developments, including such things as future revenues, product development, market acceptance, responses from competitors, capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of ERHC's business and operations, plans, references to future success and other such matters, are forward-looking statements.

The words "anticipates," "believes," "estimates," "expects," "plans," "intends," "should," "seek," "will," and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. These statements are based on certain historical trends, current conditions and expected future developments as well as other factors we believe are appropriate in the circumstances. However, whether actual results will conform to our expectations and predictions is subject to a number of risks and uncertainties that may cause actual results to differ materially, our success or failure to implement our business strategy, our ability to successfully market our on-line location, tracking and logistics management concept, changes in consumer demand, changes in general economic conditions, the opportunities (or lack thereof) that may be presented to and pursued by us, changes in laws or regulations, changes in technology, the rate of acceptance of the Internet as a commercial vehicle, competition in the online logistics management business and other factors, many of which are beyond our control. Consequently, all of the forward-looking statements made in this Report are qualified by these cautionary statements and there can be no assurance that the actual results we anticipate will be realized or, even if substantially realized, that they will have the expected consequences to or effects on us or our business or operations. We assume no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Except as described below, the Company is not aware of any other material legal proceedings pending to which it is a party or its property is subject. From time to time, the Company may be subject to proceedings, lawsuits and other claims in the ordinary course of business, the resolution of which, in the opinion of management should not have a materially adverse effect on the Company's financial position. The Company is opposing vigorously each of the claims discussed below and intends to continue to do so unless an agreeable resolution may otherwise be secured with regard to each such claim.

ARBITRATION PROCEEDINGS WITH DRSTP. In 1999, the Company requested that the President of the International Chamber of Commerce appoint an arbitrator to decide the Company's claims against the DRSTP arising under the 1997 Agreement. An arbitrator was appointed and, on March 17, 2000, the arbitrator issued an order setting forth the deadlines for the parties to submit their defenses, claims and counter-claims and the procedures for submission of evidence, submission of documents, witnesses, testimony and examination. On May 21, 2001, the Company and DRSTP agreed that, should a treaty between the Federal Republic of Nigeria and DRSTP on the joint development of petroleum and other resources in areas of the exclusive economic zone of the two nations become effective, the 2001 Agreement will then become effective and be in effect through September 30, 2024. Should a treaty not be entered between the two countries by May 21, 2003,
(i) the 2001 Agreement will be null and void and (ii) arbitration proceedings regarding the agreements described in the paragraph will resume. No further action has been taken by the Company or DRSTP and no treaty between DRSTP and the Federal Republic of Nigeria has been signed. There can be no assurance that a treaty will be entered, or that if a treaty is not entered, that the results of any future arbitration proceedings will result favorably to the Company.

SAM L. BASS, JR. V. ERHC. U.S. District Court, Western District of Louisiana, No. 6:99CV1668. This case was commenced in 1999 by a former officer and director of the Company, asserting claims for past due salaries, penalty wages and attorney's fees. The plaintiff is seeking damages of approximately $1.2 million in damages. The named plaintiff in the case has died and his widow and executrix, Sheila Bass, has substituted herself as plaintiff. The trial is set for July 2002. The case is currently in the preliminary stages of discovery.

Richard Magar v. ERHC. U.S. DISTRICT COURT, WESTERN DISTRICT OF LOUISIANA, NO. 6:00CV1918. This case was commenced in 2000 by a former employee of the Company, asserting claims for unpaid salaries in the amount of $79,000 and unpaid business expenses of $2,000. The plaintiff has been deposed and the parties are continuing discovery efforts. Although trial has been set for April 8, 2002, the parties have agreed to mediate this dispute and are currently in the process of setting a mutually agreeable mediation date.

JAMES A. GRIFFIN, ESQ. V. ERHC. Supreme Court, State of New York, County of Nassau, Index No. 00-020472. This case was commenced in 2000 by a former officer of the Company, asserting claims including breach of contract and wrongful termination of employment. The plaintiff is seeking damages and a constructive trust. The Company has denied these claims and has counterclaimed for damages. Discovery has yet to be conducted with respect to the plaintiff's claims, and so the Company is currently unable to assess accurately the potential for liability.

Al Cotten v. ERHC. 15TH JUDICIAL DISTRICT COURT, LAFEYETTE, NO. 99-4120-L. This case was commenced in 1999 by a consultant and former director of the Company, asserting claims for unpaid fees. The plaintiff originally sought $10,000 for such fees, but recently amended his complaint to add a claim seeking payment of 400,000 shares of common stock allegedly promised to him in 1999. The parties have begun discovery efforts. the trial is currently set for November 5, 2001, but is in the process of being reset for January 2002.

SECURITIES AND EXCHANGE COMMISSION INVESTIGATION. In 2000, the Company was advised by the SEC that it had begun an investigation of the Company's past activities. The Company is cooperating fully with the SEC and has provided documentary support as requested. Although the Company has been advised that the focus of the investigation is actions taken by the Company prior to August 1999 there is no assurance that the investigation will not be expanded to later dates. As of September 7, 2001, there has been no recent contact from the SEC requesting additional information for the investigation.

ITEM 2.  CHANGES IN SECURITIES

During the three months ended December 31, 1999, the Company issued 7,607,092 shares of common stock to three convertible debt holders upon the conversion of $150,000 of convertible debt and accrued interest and penalties of $145,881. The Company believes the above transactions were exempt from registration pursuant to Section 4 (2) of the Securities Act of 1933, as amended, as the recipients were all accredited investors, and since the transactions were non-recurring and privately negotiated. There were no sales commissions paid in connection with the issuances of the unregistered securities in the transactions set fourth above.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.  OTHER INFORMATION

                  None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)      EXHIBITS

EXHIBIT NO.       IDENTIFICATION OF EXHIBIT

      Exhibit 10.1 Purchase Agreement dated as of December 31, 2000, among Talisman Capital Opportunity Fund, Ltd., TC Hydro Carbon, Inc. and Chrome Energy, LLC.
                     (Incorporated by reference to Exhibit 1 of Form 8-K filed March 2, 2001).

      Exhibit 10.2   First Amendment Agreement between Kevin
                     Bartley et al., and Chrome Energy, LLC dated
                     February 9, 2001. (Incorporated by reference to
                     Exhibit 2 of Form 8-K filed March 2, 2001).

      Exhibit 10.3   Memorandum of Agreement dated as of May 21,
                     2001, among The Government of the Democratic
                     Republic of Sao Tome and Principe and the Company. (Incorporated by reference to Exhibit 1 of Form 8-K filed June 5, 2001).

      Exhibit 10.4   Management and Administrative Services
                     Agreement by and between Chrome Oil Services, Ltd. and the Company. (Incorporated by reference to Exhibit 10.4 of Form 10-KSB filed September 24,
                     2001).

      Exhibit 10.5 $5,000,000 Term Loan Agreement by and between Chrome Energy, LLC and the Company dated February 15, 2001. (Incorporated by reference to Exhibit
                     10.5 of Form 10-KSB filed September 24, 2001).

   (b)      REPORTS ON FORM 8-K

                  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons, in the capacities and on the dates indicated below, have signed this report.

ENVIRONMENTAL REMEDIATION HOLDING CORPORATION


Name                                 Title                      Date
----                                 -----                      ----
/s/  Sir Emeka Offor                 Chairman of Board          September 21, 2001
---------------------------------
     Sir Emeka Offor


/s/  Chude Mba                       President and Director     September 21, 2001
---------------------------------
     Chude Mba


/s/  Nicolae Luca                    Director                   September 21, 2001
---------------------------------
     Nicolae Luca


/s/  Eze Echesi                      Chief Financial Officer    September 21, 2001
---------------------------------
     Eze Echesi