Form 10QSB
period 2000-03-31
ENVIRONMENTAL REMEDIATION HOLDING CORP
filed 2001-09-24
CIK 799235

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                  FORM 10-QSB

(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                               TABLE OF CONTENTS

                 ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

                         PART I. FINANCIAL INFORMATION


Item 1.         Financial Statements (Unaudited)                               PAGE
                                                                               ----
                Balance Sheet as of March 31, 2000                               2

                Statements of Operations for the Three and Six Months Ended
                March 31, 2000 and 1999                                          3

                Statements of Cash Flows for the Six Months Ended
                March 31, 2000 and 1999                                          4

                Notes to the Financial Statements                                5

Item 2.         Management's Discussion and Analysis of Financial Condition
                and Plan of Operations                                          11

                           PART II. OTHER INFORMATION

Item 1.         Legal Proceedings                                               14

Item 2.         Changes in Securities                                           15

Item 3.         Defaults Upon Senior Securities                                 15

Item 4.         Submission of Matters to a Vote of Security Holders             15

Item 5.         Other Information                                               15

Item 6.         Exhibits and Reports on Form 8-K                                15

                (a) Exhibits
                (b) Reports on Form 8-K

Signatures                                                                      17

ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

BALANCE SHEET
_______________________________________________________________________________

                                                                    MARCH 31,
                                                                      2000
                                                                    ---------
                                     ASSETS
CURRENT ASSETS
Cash                                                                $     3,082
Restricted cash                                                          15,811
Prepaid expenses and other current assets                                63,387
                                                                    -----------
        Total current assets                                             82,280
                                                                    -----------
Investment in STPetro, S.A.                                              49,000
Due from STPetro, S. A.                                               1,068,557
DRSTP concession fee                                                  5,000,000
                                                                    -----------
        Total assets                                                $ 6,199,837
                                                                    -----------
                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued liabilities                            $ 1,761,082
Accrued officers salaries                                             1,013,035
Accrued interest                                                        360,562
Current portion of convertible debt, net                              3,878,750
                                                                    -----------
        Total current liabilities                                     7,013,429
                                                                    -----------
LONG TERM LIABILITIES
Convertible debt, shareholder                                         2,016,263
Convertible debt, net of current portion                              3,413,585
                                                                    -----------
        Total long term liabilities                                   5,429,848
                                                                    -----------
Total liabilities                                                    12,443,277
                                                                    -----------
SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.0001 par value; authorized 10,000,000 shares;
 none issued and outstanding                                               -
Common stock, $0.0001 par value; authorized 950,000,000 shares;
 issued and outstanding 495,456,917                                      49,546
Additional paid-in capital                                           43,602,094
Accumulated (deficit)                                               (49,895,080)
                                                                    -----------
Total shareholders' (deficit)                                        (6,243,440)
                                                                    -----------
Total liabilities and shareholders' (deficit)                       $ 6,199,837
                                                                    -----------

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

STATEMENTS OF OPERATIONS

____________________________________________________________________________________________________
                                                   THREE MONTHS ENDED           SIX MONTHS ENDED
                                                        MARCH 31,                   MARCH 31,
                                               --------------------------   ------------------------
                                                   2000           1999          2000         1999
                                               -----------    -----------   -----------   ----------
COSTS AND EXPENSES
General and administrative expenses            $   294,135        813,168   $   591,400    2,741,010
Depreciation and depletion                            -           136,120          -         272,782
Interest expense and penalties                     189,850        732,141       351,617    1,507,166
                                               -----------    -----------   -----------   ----------
Net loss                                       $  (483,985)  $ (1,681,429)  $  (943,017) $(4,520,958)
                                               -----------    -----------   -----------   ----------
Weighted average number of shares outstanding  495,456,917     28,469,586   491,653,371   27,747,830
                                               -----------    -----------   -----------   ----------
Net loss per share - basic and diluted         $     (0.00)  $      (0.06)  $     (0.00)  $    (0.16)
                                               -----------    -----------   -----------   ----------

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

STATEMENTS OF CASH FLOWS

_______________________________________________________________________________________________________
                                                                                     SIX MONTHS
                                                                                   ENDED MARCH 31,
                                                                              -------------------------
                                                                                  2000          1999
                                                                              -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                      $ (943,017)   $(4,520,958)
Adjustments to reconcile net loss to net cash used by operating activities
   Amortization of deferred compensation                                            -            62,500
   Amortization of beneficial conversion feature
    and convertible debt expenses                                                272,828        213,884
   Stock issued for services rendered                                               -           523,687
   Write-off of deferred offering costs                                             -            30,000
   Depreciation and depletion                                                       -           272,782
Changes in operating assets and liabilities:
   Accounts receivable                                                              -            33,863
   Prepaid expenses and other current assets                                     101,999        (11,828)
   Due from STPetro, S.A.                                                        (23,207)      (459,878)
   Suspended revenue                                                                -            14,873
   Accounts payable and accrued expenses                                        (337,328)       728,537
   Accrued officers salaries                                                        -           578,590
   Accrued interest expense and penalties                                        351,617      1,229,127
                                                                              -----------   -----------
Net cash used by operating activities                                           (577,108)    (1,304,821)
                                                                              -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment                                               -           (12,000)
                                                                              -----------   -----------
Net cash used by investing activities                                               -           (12,000)
                                                                              -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of bank borrowing                                                           -            (1,843)
Proceeds from loans payable to shareholders                                       506,382       212,305
Payments on shareholders loans payable                                               -         (230,000)
Convertible debt issued for cash                                                     -        1,300,000
                                                                              -----------   -----------
Net cash provided by financing activities                                         506,382     1,280,462
                                                                              -----------   -----------
Net decrease in cash                                                              (70,726)      (36,359)

Cash, beginning of period                                                          73,808        36,359
                                                                              -----------   -----------
Cash, end of period                                                             $   3,082    $     -
                                                                              ===========   ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Noncash financing and investing activities: Stock issued in connection with:
Accounts payable settlement                                                     $    -       $  142,000
Conversion of convertible debt                                                  $ 150,000    $  366,120
Conversion of accrued interest payable and penalties                            $ 145,881    $    6,938
Conversion of convertible debt discount                                         $    -       $   53,168

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

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

BASIS OF PRESENTATION
For the three and six month periods ended March 31, 1999, the consolidated financial statements include the accounts of ERHC and Bass American Petroleum Company ("BAPCO"), its wholly-owned subsidiary. Intercompany accounts and transactions have been eliminated in consolidation. Commencing during April 1999 and completed by September 30, 1999, the Company elected to realign its assets between itself and its subsidiaries and divest its United States domestic operations. Thus, for the three and six month periods ended March 31, 2000, the financial statements include only the accounts of ERHC. The financial statements for the three and six month periods ended March 31, 2000 and 1999 include all adjustments which in the opinion of management are necessary for fair presentation.

                ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

                        NOTES TO FINANCIAL STATEMENTS

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


NOTE 3 - GOING CONCERN

The Company's current liabilities exceed its current assets by $6,931,149 at
March 31, 2000.   For the six months ended March 31, 2000, the Company's net loss was $943,017. For the fiscal years 1999 and 1998 the Company incurred net losses of $19,727,835 and $11,579,024, respectively. The Company is in ongoing negotiations to raise general operating funds and funds for specific projects. Management will be required to, and expects to, raise additional capital through the issuance of debt securities and offerings of equity securities to fund the Company's operations, and will attempt to continue raising capital resources until such time as the Company generates revenues sufficient to maintain itself as a viable entity. However, there is no assurance that such financing will be obtained.

The Company's sole asset is its interest from the 1997 DRSTP Agreement, which will not become effective until the treaty between the DRSTP and the Federal Republic of Nigeria becomes effective. The failure of the treaty to become effective could have a materially adverse effect on the Company's operations.

The Company has available a $4.0 million working capital line of credit from a shareholder with total borrowings of $2,016,263 as of March 31, 2000. It is expected that the Company will continue to borrow funds from this shareholder in the future but there is no assurance that funds will be made available or under similar terms. In prior years, the Company was able to raise funds in a timely manner, but there is no evidence that they will continue to do so in the future. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. If the Company is unable to continue as a going concern, the values realized from the Company's assets may be less than the carrying amounts reported in its financial statements. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

                ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

                        NOTES TO FINANCIAL STATEMENTS

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

                ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

                        NOTES TO FINANCIAL STATEMENTS

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

                ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

                        NOTES TO FINANCIAL STATEMENTS

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

If the 2001 DRSTP Agreement becomes effective, the Company will be entitled to the following:

        - 10% of the DRSTP share of all Profit Oil received from operations conducted in the JDZ. Profit Oil means the available crude oil and natural gas minus all royalty payments and costs associated with the exploration and development of such oil and gas.

        - 5% of the DRSTP share of all Signature Bonuses paid by contractors operating within the JDZ. Signature Bonuses are funds paid by an operator or contractor to acquire the right to enter into an exploration and production agreement.

        - A 1.5% overriding royalty interest in all the production of crude oil and natural gas in the JDZ.

        - The option to acquire up to a 15% paid working interest in up to two Blocks of the Company's choice in the JDZ (this interest option must be exercised by the Company prior to the signature of an exploration and production agreement with an operator or contractor). A Block is an area designated as an individual unit for exploration or production of crude oil and natural gas.

        - Subject to certain restrictions, the Company shall receive up to two blocks of the Company's choice in the EEZ but outside the JDZ for development (the DRSTP will have the prior right to reserve up to a maximum of the first three Blocks).

        - The option to acquire up to a 15% paid working interest in up to two blocks of the Company's choice in the EEZ but outside the JDZ (this working interest option must be exercised by the Company prior to the signature of an exploration and production agreement with an operator). The Company would be required to pay its proportionate share of the signature bonus and all other costs related to the exploration and exploitation of the Blocks.

SHAREHOLDERS' EQUITY
In addition to the 8.5 million shares of common stock issued to the plaintiffs' attorney in connection with the Derivative Settlement, during March 2001, the Company issued 10 million shares of common stock to an officer and 18.5 million shares of common stock to a consultant for services rendered in connection with the February 2001 change of control transaction.

                ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

                        NOTES TO FINANCIAL STATEMENTS

PENDING LITIGATION AND OTHER CONTINGENCIES
Following the August 1999 change in control of the Company, new management and the new board of directors have been required to expend significant Company resources to settle claims and expenses arising out of the conduct of prior management. In addition, the Company faces additional unresolved claims and disputes, including suits seeking recoveries in excess of $1.0 million brought by prior officers for back salary and disputes with third parties regarding the Company's rights to proceed under its STPetro offshore petroleum development joint venture with DRSTP. The Company is defending its position vigorously, but there is no certainty that the Company will prevail. The Company is proceeding in the hope that a settlement can be reached. As of March 31, 2000, officers' salaries of $1,013,035 have been accrued and management believes this amount will be sufficient to settle any amount that may be due.

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

PLAN OF OPERATIONS

        During the six month period ended March 31, 2000, the Company continued to attempt to raise capital resources and to explore for other capital sources that may be available. During the six month period ended March 31, 2000, capital resources were provided under the line of credit extended to the Company by TC Hydrocarbon. Funds were primarily used to exploit the Company's only material asset, an oil and gas exploration concession agreement entered into between the Company and the DRSTP, and to cover general administrative overhead. The Company expects that future expenditures will be similar in nature, contingent upon continued borrowings under its line of credit.

        During the three and six month period ended March 31, 2000, the Company had no revenues from which cash flows could be generated to support operations and thus relied on borrowings funded from its existing line of credit provided by TC Hydrocarbon. During the six month period ended March 31, 1999 cash resources were provided by issues of convertible debt.

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

WORKING CAPITAL

        As of March 31, 2000, the Company had negative working capital of $6,931,149 of which $4,239,312 relates to convertible debt and related accrued interest. As of March 31, 2000, the Company had available a $4.0 million senior secured 8% exchangeable promissory note, or line of credit, with TC Hydro Carbon, of which $2,016,263 had been advanced to the Company. The Company expects to utilize this line of credit, which was assumed by Chrome in February 2001, in order to sustain minimum operations relative to continuing to develop and promote its interests in DRSTP. Where possible, the Company may seek to preserve cash resources by settling obligations through the issuance of shares of common stock and warrants or by the issuance of convertible debt instruments.

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

GOING CONCERN

        For the six month period ended March 31, 2000, the Company's independent auditors stated that the Company's financial condition raises substantial doubts about its ability to continue as a going concern. The Company's current liabilities exceed its current assets by $6,931,149 at March
31, 2000.   For the six month period ended March 31, 2000, the Company's net loss was $943,017. For the fiscal years 1999 and 1998 the Company has incurred net losses of $19,727,835 and $11,579,024, respectively. The Company is in ongoing negotiations to raise general operating funds and funds for specific projects. Management will be required to, and expects to, raise additional capital through the issuance of debt securities and offerings of equity securities to fund the Company's operations, and will attempt to continue raising capital resources until such time as the Company generates revenues sufficient to maintain itself as a viable entity. However, there is no assurance that such financing will be obtained.

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

                None

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

ENVIRONMENTAL REMEDIATION HOLDING CORPORATION


Name                       Title                        Date
----                       ----                         ----


/s/  Sir Emeka Offor       Chairman of Board            September 21, 2001
--------------------------
Sir Emeka Offor


/s/  Chude Mba             President and Director       September 21, 2001
--------------------------
     Chude Mba


/s/  Nicolae Luca          Director                     September 21, 2001
--------------------------
     Nicolae Luca


/s/  Eze Echesi            Chief Financial Officer      September 21, 2001
--------------------------
     Eze Echesi