Form 10QSB
period 2000-06-30
ENVIRONMENTAL REMEDIATION HOLDING CORP
filed 2001-09-24
CIK 799235

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C. 20549

                                 FORM 10-QSB
  (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                              TABLE OF CONTENTS


                ENVIRONMENTAL REMEDIATION HOLDING CORPORATION


                        PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)                                 PAGE

          Balance Sheet as of June 30, 2000                                  2

          Statements of Operations for the Three and Nine Months Ended
          June 30, 2000 and 1999                                             3

          Statements of Cash Flows for the Nine Months Ended
          June 30, 2000 and 1999                                             4

          Notes to the Financial Statements                                  5

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Plan of Operations                                            11


                          PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                                 14

Item 2.   Changes in Securities                                             15

Item 3.   Defaults Upon Senior Securities                                   15

Item 4.   Submission of Matters to a Vote of Security Holders               15

Item 5.   Other Information                                                 15

Item 6.   Exhibits and Reports on Form 8-K                                  15

          (a) Exhibits
          (b) Reports on Form 8-K

Signatures                                                                  16


ENVIRONMENTAL REMEDIATION HOLDING CORPORATION


BALANCE SHEET
__________________________________________________________________________________________
                                                                           JUNE 30, 2000
                                                                           -------------
                                       ASSETS

CURRENT ASSETS
Cash                                                                       $       3,045
Restricted cash                                                                   15,811
Prepaid expenses and other current assets                                         20,060
                                                                           -------------

     Total current assets                                                         38,916
                                                                           -------------

Invest in STPetro, S.A.                                                           49,000
Due from STPetro, S.A.                                                         1,076,557
DRSTP concession fee                                                           5,000,000
                                                                           -------------

Total assets                                                               $   6,164,473
                                                                           -------------

                    LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued liabilities                                   $   1,761,082
Accrued officers salaries                                                      1,013,035
Accrued interest                                                                 553,923
Current portion of convertible debt, net                                       3,878,750
                                                                           -------------

     Total current liabilities                                                 7,206,790
                                                                           -------------

LONG TERM LIABILITIES
Convertible debt, shareholder                                                  2,231,529
Convertible debt, net of current portion                                       3,550,000
                                                                           -------------

     Total long term liabilities                                               5,781,529
                                                                           -------------

Total liabilities                                                             12,988,319
                                                                           -------------

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.0001 par value; authorized 10,000,000 shares;
  none issued and outstanding                                                      -
Common stock, $0.0001 par value; authorized 950,000,000 shares;
     issued and outstanding 495,456,917                                           49,546
Additional paid-in capital in excess of par                                   43,602,094
Accumulated (deficit)                                                        (50,475,486)
                                                                           -------------

Total shareholders' (deficit)                                                 (6,823,846)
                                                                           -------------

Total liabilities and shareholders' (deficit)                              $   6,164,473
                                                                           -------------


SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

ENVIRONMENTAL REMEDIATION HOLDING CORPORATION


STATEMENTS OF OPERATIONS
____________________________________________________________________________________________________________________________
                                                    THREE MONTHS ENDED                           NINE MONTHS ENDED
                                                         JUNE 30,                                     JUNE 30,
                                          ---------------------------------------       ------------------------------------
                                                2000                   1999                   2000                1999
                                          ---------------------------------------       ------------------------------------

COSTS AND EXPENSES
General and administrative expenses         $   387,045            $   569,754            $   978,445       $   3,310,764
Depreciation and depletion                        -                     54,782                  -                 327,564
Interest expense                                193,361                  -                    544,978           1,507,166
                                            -----------            -----------            -----------       -------------

Net loss                                    $  (580,406)           $  (624,536)           $(1,523,423)      $  (5,145,494)
                                            -----------            -----------            -----------       -------------

Weighted average number of shares
outstanding                                 495,456,917             27,460,314            492,921,220          27,411,406
                                            -----------            -----------            -----------       -------------

Net loss per share - basic and diluted      $     (0.00)           $     (0.02)           $     (0.00)      $       (0.19)
                                            -----------            -----------            -----------       -------------











SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

ENVIRONMENTAL REMEDIATION HOLDING CORPORATION


STATEMENTS OF CASH FLOWS
________________________________________________________________________________________________________________
                                                                                          NINE MONTHS
                                                                                         ENDED JUNE 30,
                                                                               ---------------------------------
                                                                                   2000                  1999
                                                                               -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                       $(1,523,423)          $(5,145,494)
Adjustments to reconcile net loss to net cash used by operating activities
   Amortization of deferred compensation                                              -                  125,010
   Amortization of beneficial conversion feature
      and convertible debt expenses                                                409,243               205,625
   Stock issued for services rendered                                                 -                  523,687
   Write-off of deferred offering costs                                               -                   30,000
   Depreciation and depletion                                                         -                  327,564
Changes in operating assets and liabilities:
   Accounts receivable                                                                -                  (40,635)
   Prepaid expenses and other current assets                                       145,326               (46,828)
   Due from STPetro, S.A.                                                          (31,207)             (469,604)
   Suspended revenue                                                                  -                   14,873
   Accounts payable and accrued expenses                                          (337,328)              467,870
   Accrued officers salaries                                                          -                  394,050
   Accrued interest expense and penalties                                          544,978             1,229,127
                                                                               -----------           -----------

Net cash used by operating activities                                             (792,411)           (2,384,755)
                                                                               -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of bank borrowing                                                             -                  (16,575)
Proceeds from loans payable to shareholders                                        721,648                  -
Payments on stockholder loans payable                                                 -                  (16,320)
Common stock and warrants issued for cash                                             -                1,050,320
Convertible debt issued for cash                                                      -                1,365,600
                                                                               -----------           -----------

Net cash provided by financing activities                                          721,648             2,383,025
                                                                               -----------           -----------

Net decrease in cash                                                               (70,763)               (1,730)

Cash, beginning of period                                                           73,808                36,359
                                                                               -----------           -----------

Cash, end of period                                                            $     3,045           $    34,629
                                                                               -----------           -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Noncash financing and investing activities: Stock issued in connection with:
Accounts payable settlement                                                    $      -              $   142,000
Conversion of convertible debt                                                 $   150,000           $   366,120
Conversion of accrued interest payable and penalties                           $   145,881           $     6,938
Conversion of convertible debt discount                                        $      -              $    53,168
Stock retired for cancellation of acquisitions                                 $      -              $(3,384,050)


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

In May 1997, the Company entered into an exclusive joint venture with the Democratic Republic of Sao Tome and Principe ("DRSTP") (the "1997 DRSTP Agreement"). The 1997 DRSTP Agreement required the Company to pay a $5,000,000 concession fee to the Sao Tome government. The 1997 DRSTP Agreement is to manage the exploration, exploitation and development of the potential oil and gas reserves onshore and offshore Sao Tome, either through a joint venture or in collaboration with major international oil exploration companies. The Company has no other operations.

BASIS OF PRESENTATION
For the three and nine month periods ended June 30, 1999, the consolidated financial statements include the accounts of ERHC and Bass American Petroleum Company ("BAPCO"), its wholly-owned subsidiary. Intercompany accounts and transactions have been eliminated in consolidation. Commencing during April 1999 and completed by September 30, 1999, the Company elected to realign its assets between itself and its subsidiaries and divest its United States domestic operations. Thus, for the three and nine month periods ended June 30, 2000, the financial statements include only the accounts of ERHC. The financial statements for the three and nine month periods ended June 30, 2000 and 1999 include all adjustments which in the opinion of management are necessary for fair presentation.

                ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

                        NOTES TO FINANCIAL STATEMENTS


SEC INVESTIGATION
During January 2000, the Company was advised by the Enforcement Division of the Securities and Exchange Commission (the "SEC") that it had begun an investigation of the Company's past activities. The Company is cooperating fully with the SEC's investigation and has provided documentary support as requested. Although the Company has been advised that the focus of the investigation is actions taken by the Company prior to August 1999 there is no assurance that the investigation will not be expanded to later dates. There has been no recent contact from the SEC requesting additional information for the investigation. Until the Company receives notice informing otherwise, the investigation by the SEC remains pending.

NOTE 2 - DEBT

In October 1999, the Company received notice on $150,000 of the convertible debt issued in July 1998. This debt, and accrued interest and penalties of $145,881, was converted into 7,607,092 shares of common stock.

NOTE 3 - GOING CONCERN

The Company's current liabilities exceed its current assets by $7,167,874 at June 30, 2000. For the nine months ended June 30, 2000, the Company's net loss was $1,523,423. For the fiscal years 1999 and 1998 the Company incurred net losses of $19,727,835 and $11,579,024, respectively. The Company is in ongoing negotiations to raise general operating funds and funds for specific projects. Management will be required to, and expects to, raise additional capital through the issuance of debt securities and offerings of equity securities to fund the Company's operations, and will attempt to continue raising capital resources until such time as the Company generates revenues sufficient to maintain itself as a viable entity. However, there is no assurance that such financing will be obtained.

The Company's sole asset is its interest from the 1997 DRSTP Agreement, which will not become effective until the treaty between the DRSTP and the Federal Government of Nigeria becomes effective. The failure of the treaty to become effective could have a materially adverse effect on the Company's operations.

The Company has available a $4.0 million working capital line of credit from a shareholder with total borrowings of $2,231,529 as of June 30, 2000. It is expected that the Company will continue to borrow funds from this shareholder in the future but there is no assurance that funds will be made available or under similar terms. In prior years, the Company was able to raise funds in a timely manner, but there is no evidence that they will continue to do so in the future. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. If the Company is unable to continue as a going concern, the values realized from the Company's assets may be less than the carrying amounts reported in its financial statements. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 4 - SUBSEQUENT EVENTS

CHANGE OF CONTROL AND PURCHASE AGREEMENT
On February 15, 2001, pursuant to a Purchase Agreement dated December 31, 2000, as amended by a First Amendment thereto dated January 31, 2001 (as amended, the "Purchase Agreement"), between Chrome Energy, L.L.C., a Delaware limited liability company ("Chrome"), Talisman Capital Opportunity

                ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

                        NOTES TO FINANCIAL STATEMENTS


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

CHANGE OF COMPANY MANAGEMENT
Upon consummation of the purchase by Chrome of the securities of the Company, the Company's three directors prior to February 15, 2001 (the "Talisman Directors") elected three new directors. Immediately after the election of these new directors, the Talisman Directors resigned from the board of the Company. The new directors elected the new executive officers of the Company.

As a result of the February 15, 2001 Purchase Agreement and based on the
Schedule 13D filed on February 26, 2001 by Chrome, Chrome Oil Services Limited, a Bahamian corporation and the sole member of Chrome ("COS"), and Sir Emeka Offor, a citizen of Nigeria and the sole shareholder, officer and director of COS, Chrome beneficially owns 281,339,721 shares, or 52.52%, of the Company's 535,698,199 issued and outstanding shares of Common Stock as of September 1, 2001.

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

                ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

                        NOTES TO FINANCIAL STATEMENTS


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

SETTLEMENT AGREEMENT (PROCURA)
On February 10, 2001, Chrome entered into an Assignment and Settlement Agreement with Procura Financial Consultants, C.C., a South African closely-held corporation ("Procura"), and STP Energy Corporation, a British Virgin Islands international business company ("STP"). Procura and STP had asserted claims and rights against the Company's business opportunities and contractual relationships with the Democratic Republic of Sao Tome and Principe claiming, among other things, to be a joint venture partner of the Company in such relationship and also an indirect participant in STPetro, S.A., the national petroleum company of the DRSTP in which the Company owns a 49% equity interest. Under the Assignment and Settlement Agreement, Procura and STP assigned all such claims and rights to Chrome in exchange for $550,000 cash paid by Chrome. To the extent that any such claims were not assigned or not assignable to Chrome, Procura and STP released and covenanted not to sue the Company and the DRSTP. Although the Company is not a party to the Assignment and Settlement Agreement, Chrome has indicated its intention to contribute the Procura and STP assigned claims and rights to the Company, subject to approval of the Company's board of directors and repayment to Chrome of the cash consideration it paid to acquire such claims and rights.

CONCESSION FEE AGREEMENT
After the control acquisition by Chrome, the Company initiated negotiations with the DRSTP concurrent with the arbitration process. On May 21, 2001, the Company and the DRSTP reached a Memorandum of Agreement, witnessed by the Federal Republic Nigeria, ("2001 DRSTP Agreement") which replaced the 1997 DRSTP Agreement and suspended the arbitration process. The 2001 DRSTP Agreement will be embodied in a Consent Award to be issued by the Arbitrator upon the ratification of a treaty between the Federal Republic of Nigeria and the DRSTP relative to the Joint Development Zone ("JDZ") between the

                ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

                        NOTES TO FINANCIAL STATEMENTS


countries. Should a treaty between the Federal Republic of Nigeria and DRSTP on the joint development of petroleum and other resources in areas of the exclusive economic zone of the two nations become effective, the 2001 DRSTP Agreement will then become effective and be in effect through September 30, 2024. Should a treaty not be entered between the two countries by May 21, 2003, (i) the 2001 DRSTP Agreement will be null and void and (ii) arbitration proceedings regarding the agreements will resume. No further action has been taken by the Company or the DRSTP and no treaty between the DRSTP and the Federal Republic of Nigeria has been signed. There can be no assurance that a treaty will be entered, or that if a treaty is not entered, that the results of any future arbitration proceedings will result favorably to the Company.

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

                ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

                        NOTES TO FINANCIAL STATEMENTS


PENDING LITIGATION AND OTHER CONTINGENCIES
Following the August 1999 change in control of the Company, new management and the new board of directors have been required to expend significant Company resources to settle claims and expenses arising out of the conduct of prior management. In addition, the Company faces additional unresolved claims and disputes, including suits seeking recoveries in excess of $1.0 million brought by prior officers for back salary and disputes with third parties regarding the Company's rights to proceed under its STPetro offshore petroleum development joint venture with DRSTP. The Company is defending its position vigorously, but there is no certainty that the Company will prevail. The Company is proceeding in the hope that a settlement can be reached. As of June 30, 2000, officers' salaries of $1,013,035 have been accrued and management believes this amount will be sufficient to settle any amount that may be due.

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

PLAN OF OPERATIONS

     During the nine month period ended June 30, 2000, the Company continued to attempt to raise capital resources and to explore for other capital sources that may be available. During the six month period ended June 30, 2000, capital resources were provided under the line of credit extended to the Company by TC Hydrocarbon. Funds were primarily used to exploit the Company's only material asset, an oil and gas exploration concession agreement entered into between the Company and the DRSTP, and to cover general administrative overhead. The Company expects that future expenditures will be similar in nature, contingent upon continued borrowings under its line of credit.

     During the three and nine month period ended June 30, 2000, the Company had no revenues from which cash flows could be generated to support operations and thus relied on borrowings funded from its existing line of credit provided by TC Hydrocarbon. During the nine month period ended June 30, 1999 cash resources were provided by issues of convertible debt.

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

WORKING CAPITAL

     As of June 30, 2000, the Company had negative working capital of $7,167,874 of which $4,432,673 relates to convertible debt and related accrued interest. As of June 30, 2000, the Company had available a $4.0 million senior secured 8% exchangeable promissory note, or line of credit, with TC Hydro Carbon, of which $2,231,524 had been advanced to the Company. The Company expects to utilize this line of credit, which was assumed by Chrome in February 2001, in order to sustain minimum operations relative to continuing to develop and promote its interests in DRSTP. Where possible, the Company may seek to preserve cash resources by settling obligations through the issuance of shares of common stock and warrants or by the issuance of convertible debt instruments.

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

GOING CONCERN

     For the nine month period ended June 30, 2000, the Company's independent auditors stated that the Company's financial condition raises substantial doubts about its ability to continue as a going concern. The Company's current liabilities exceed its current assets by $7,167,874 at June 30, 2000. For the nine month period ended June 30, 2000, the Company's net loss was $1,523,423. For the fiscal years 1999 and 1998 the Company has incurred net losses of $19,727,835 and $11,579,024, respectively. The Company is in ongoing negotiations to raise general operating funds and funds for specific projects. Management will be required to, and expects to, raise additional capital through the issuance of debt securities and offerings of equity securities to fund the Company's operations, and will attempt to continue raising capital resources until such time as the Company generates revenues sufficient to maintain itself as a viable entity. However, there is no assurance that such financing will be obtained.

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
