Form 10KSB
period 2000-09-30
ENVIRONMENTAL REMEDIATION HOLDING CORP
filed 2001-09-24
CIK 799235

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
--------------------------------------------------------------------------------

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2000

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
             (Exact name of registrant as specified in its charter)

                        Commission file number: 000-17325

           COLORADO                                     88-0218499
           --------                                     ----------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

    5444 WESTHEIMER ROAD, SUITE 1570, HOUSTON, TEXAS                  77056
    ------------------------------------------------                  -----
       (Address of Principal Executive Office)                     (Zip Code)

                                  713-626-4700
                                  ------------
              (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act: common stock

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [   ]  No [ X ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer had no revenues for the year ended September 30, 2000.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sales price of $0.23 per share on the "foreign exchange" on September 7, 2001, was $60,509,165. As of September 7, 2001 registrant had 533,698,199 shares of common stock outstanding.

                                TABLE OF CONTENTS

                                                                                          PAGE
                                     PART I


Item 1.           Description of Business                                                   1

Item 2.           Description of Property                                                   5

Item 3.           Legal Proceedings                                                         5

Item 4.           Submission of Matters to a Vote of Security Holders                       6


                                     PART II


Item 5.           Market for Registrant's Common Stock and Related Shareholder Matters      6

Item 6.           Management's Discussion and Analysis of Financial Condition and
                  Plan of Operations                                                        8

Item 7.           Consolidated Financial Statements                                         12

Item 8.           Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure                                                  12

                                    PART III


Item 9.           Directors, Executive Officers, Promoters and Control Persons              12

Item 10.          Executive Compensation                                                    14

Item 11.          Security Ownership of Certain Beneficial Owners and Management            15

Item 12.          Certain Relationships and Related Transactions                            16

Item 13.          Exhibits and Reports on Form 8-K                                          17

                  Signatures                                                                18


         This annual report contains forward-looking statements. These statements relate to future events or Environmental Remediation Holding Corporation's ("Company" or "ERHC") future financial performance and involve known and unknown risks, uncertainties and other factors that may cause ERHC or its industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements.

         In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

         Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, there can be no guarantee of future results, levels of activity, performance, or achievements. Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. The Company is under no duty to update any of the forward- looking statements after the date of this report to conform prior statements to actual results.


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

         ERHC is an independent oil and gas company and since 1996 has engaged in the exploration, development, production and sale of crude oil and natural gas properties. The Company's goal is to maximize its value through profitable growth in oil and gas reserves and production in Sao Tome in central West Africa and to acquire interests in non-producing oil and gas properties, particularly high potential international prospects in known oil producing areas. The Company's current focus is to exploit its only asset, which is an oil and gas exploration concession in Sao Tome. Sao Tome is an island nation located in the Gulf of Guinea off the coast of central West Africa. The Company has no other operations.

         On February 15, 2001, pursuant to a Purchase Agreement dated December 31, 2000, as amended by a First Amendment dated January 31, 2001 (as amended, the "Purchase Agreement"), between Chrome Energy, L.L.C., a Delaware limited liability company ("Chrome"), Talisman Capital Opportunity Fund Ltd. ("Talisman"), and TC Hydro Carbon, Inc., a Delaware corporation ("TC Hydro Carbon" or "TCHC" and, together with Talisman, the "Sellers"), Chrome purchased from the Sellers for $6,000,000 cash the following: (a) 375,000,000 shares of Company common stock ("Common Stock"), owned of record by TC Hydro Carbon; (b) 2,244,385 shares of Common Stock held and owned of record by Talisman; (c) a convertible senior subordinated note from the Company due October 15, 2002, in the principal amount of $750,000 owned and held by Talisman; (d) a convertible note from the Company due October 26, 2000, in the principal amount of $500,000, owned and held by Talisman; (e) a senior secured 8.0% exchangeable promissory note, also referred to as the line of credit, from the Company due September 1, 2004, in the principal amount of $4,000,000 owned and held by TC Hydro Carbon;
(f) a warrant certificate dated as of October 26, 1998, owned and held by Talisman providing the right to purchase 750,000 shares of Common Stock until October 2008; (g) a warrant certificate dated as of October 26, 1998, owned and held by Talisman providing the right to purchase 750,000 shares of Common Stock until October 2008; (h) a warrant certificate dated as of October 15, 1997, owned by Talisman providing the right to purchase 45,000 shares of Common Stock until October 15, 2002; and (i) a warrant certificate dated as of April 23, 1999 owned by Talisman providing the right to purchase 1,000,000 shares of Common Stock until April 2009. Subsequent to February 15, 2001, Chrome transferred to its financial advisors an aggregate of 116,629,564 shares of Common Stock.

         As a result of the Purchase Agreement, Chrome Oil Services, Ltd., a Bahamian corporation and the sole member of Chrome ("COS"), and Sir Emeka Offor, a citizen of Nigeria and the sole shareholder, officer and director of COS, Chrome beneficially owns 281,339,771 shares of Common Stock. Upon consummation of the purchase by Chrome of the securities of the Company, the Company's three directors prior to the February 15, 2001 elected three new directors. Immediately after the election of these new directors, the three prior directors resigned from the board of directors. The new directors appointed the new executive officers of the Company.

CORPORATE HISTORY; FORMER OPERATIONS

         The Company was formed in 1986, as a Colorado corporation, and was engaged in a variety of businesses until 1996, at which time it began its current operations as an independent oil and gas company. Since the commencement of its oil and gas operations, the Company has acquired interests in the Nueces River area of south Texas, which were abandoned in 1999, and has acquired interests on the Uintah and Ouray Indian Reservations in Utah, which interests were sold in August 1999. The Company also acquired a lease in oil fields located in Wichita County, Texas, which was subsequently assigned to a former shareholder. However, the Company may remain liable for certain plugging and abandonment costs related to the interests in Wichita County, which is estimated to be approximately $500,000.

CURRENT BUSINESS OPERATIONS

         In May 1997, the Company entered into an exclusive joint venture with the Democratic Republic of Sao Tome and Principe ("DRSTP") (the "1997 Agreement). The 1997 Agreement is to manage the exploration, exploitation and development of the potential oil and gas reserves onshore and offshore Sao Tome, either through a joint venture or in collaboration with major international oil exploration companies.

         In April 1998, the DRSTP granted approval to the joint venture to proceed with the preparation and sale of leases of its oil concession rights. In July 1998, the Company formed a joint venture with the DRSTP called the Sao Tome and Principe National Petroleum Company, S.A. ("STPetro"), of which the Company owned 49%. In July 1998, the formation of STPetro was promulgated into law. In September 1998, the DRSTP and STPetro entered into a Technical Assistance Agreement with a subsidiary of Mobil Corporation. As part of the 1997 Agreement, the Company paid the DRSTP an aggregate concession fee of $5,000,000.

         In October 1999, the DRSTP claimed that the Company had breached certain terms of the 1997 Agreement and announced the termination of the 1997 Agreement. The Company immediately exercised its rights to have the matter settled via international arbitration.

         After the control acquisition by Chrome, the Company initiated negotiations with the DRSTP concurrent with the arbitration process. In May 2001, the Company and the DRSTP reached a Memorandum of Agreement (the "2001 Agreement"), witnessed by the Federal Republic of Nigeria, which replaced the 1997 Agreement and suspended the arbitration process. The 2001 Agreement will be embodied in a Consent Award to be issued by the arbitrator upon the ratification of a treaty between the Federal Republic of Nigeria and the DRSTP. Although the Company believes that this ratification will occur within the next six months, there is no assurance that it will be completed in such time frame, if at all. If the treaty is not ratified by May 2003, the 2001 Agreement will not become effective, the parties will revert to the 1997 Agreement, which the DRSTP claims has been breached, and the arbitration process will continue.

         The 2001 Agreement gives the Company rights to participate in exploration and production activities in both the exclusive territorial waters of Sao Tome (referred to as the "Exclusive Economic Zone") and an area between Sao Tome and the Federal Republic of Nigeria that the two nations have designated as a "Joint Development Zone." Since the 2001 Agreement replaces the 1997 Agreement, it requires the Company to relinquish its rights arising under the 1997 Agreement, including any interest it had in STPetro.

         More specifically, if the 2001 Agreement becomes effective, the Company will be entitled to the following:

         o 10% of the DRSTP share of all Profit Oil received from operations conducted in the Joint Development Zone. Profit Oil means the available crude oil and natural gas minus all royalty payments and costs associated with the exploration and development of such oil and gas.

         o 5% of the DRSTP share of all Signature Bonuses paid by contractors operating within the Joint Development Zone. Signature Bonuses are funds paid by an operator or contractor to acquire the right to enter into an exploration and production agreement.

         o A 1.5% overriding royalty interest in all the production of crude oil and natural gas in the Joint Development Zone.

         o The option to acquire up to a 15% paid working interest in up to two Blocks of the Company's choice in the Joint Development Zone (this interest option must be exercised by the Company prior to the signature of an exploration and production agreement with an operator or contractor). A Block is an area designated as an individual unit for exploration or production of crude oil and natural gas.

         o Subject to certain restrictions, the Company shall receive up to two blocks of the Company's choice in the Exclusive Economic Zone but outside the Joint Development Zone for development (the DRSTP will have the prior right to reserve up to a maximum of the first three Blocks).

         o The option to acquire up to a 15% paid working interest in up to two blocks of the Company's choice in the Exclusive Economic Zone but outside the Joint Development Zone (this working interest option must be exercised by the Company prior to the signature of an exploration and production agreement with an operator). The Company would be required to pay its proportionate share of the signature bonus and all other costs related to the exploration and exploitation of the Blocks.

         The above is only a brief summary of the terms of the 2001 Agreement and such summary does not purport to be complete and is qualified in its entirety by reference to the text of the 2001 Agreement (any and all related documents), which have been filed by the Company and which are available on the SEC's web site at www.sec.gov.

GOVERNMENT REGULATION

         The development, production and sale of crude oil and natural gas is subject to extensive laws and regulations, including environmental laws and regulations. In the event the Company begins exploration and development of any oil and gas properties, it may be required to make large expenditures to comply with environmental and other governmental regulations. Matters subject to regulation include:

         o   discharge permits for drilling operations;

         o bonds for ownership, development and production of oil and gas properties;

         o   reports concerning operations;

         o   taxation.

         Under these laws and regulations, the Company could be liable for personal injuries, property damage, oil spills, discharge of hazardous materials, remediation and clean-up costs and other environmental damages. If the Company failed to comply with these laws and regulations, it could result in the suspension or termination of the Company's operations and subject it to administrative, civil and criminal penalties. Moreover, these laws and regulations could change in ways that substantially increase the Company's costs. Accordingly, any of these liabilities, penalties, suspensions, terminations or regulatory changes could have a materially adverse effect on the Company's financial condition and results of operations.

EMPLOYEES

         The Company currently has four employees that provide services to the Company pursuant to a management services agreement between the Company and an operating company affiliated with Chrome and Sir Emeka Offor, the chairman of the board of the Company.

RISK FACTORS THAT MAY AFFECT THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY.

         You should carefully consider the risks described below before making any investment decision related to the Company's securities. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently known or that the Company currently deems immaterial also may impair its business operations. If any of the following risks actually occur, the Company's business could be harmed.

NO BUSINESS OPERATIONS

         The Company's sole asset is its interest from the 2001 Agreement, which will not become effective until the treaty between the DRSTP and the Federal Republic of Nigeria becomes effective. As such, until such time, the Company will conduct no business operations under the Agreement, except to explore opportunities for acquiring interests in non-producing oil and gas properties in known oil producing areas. If the treaty does not become effective for any reason, which is not expected, the 2001 Agreement will terminate and the parties will revert to the 1997 Agreement, which is in arbitration. The failure of the treaty to become effective could have a materially adverse effect on the Company's operations.

CONCENTRATION OF CONTROL

         Chrome, which appointed the Company's board of directors, beneficially owns approximately 50.7% of the Company's outstanding Common Stock. As a result, Chrome has the ability to substantially influence, and may effectively control, the outcome of corporate actions requiring stockholder approval, including the election of directors. This concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

GOING CONCERN OPINION; LACK OF LIQUIDITY

         For the year ended September 30, 2000, the Company's independent auditors stated that the Company's financial condition raises substantial doubts about its ability to continue as a going concern. The Company has incurred net losses of $1,958,880 and $19,727,835 in 2000 and 1999, respectively and has a working capital deficit of $7,389,916 at September 30, 2000. Since the Company currently has no business operations, the Company has no internal sources of funding. The Company has been dependent on external sources of funding for its prior operations, and will continue to be dependent on such sources until it is able to generate sufficient operating cash flow, which may not occur on a timely basis, if at all. Although the Company has received funding from its shareholders in the past, it should not be assumed that such funds will be available in the future.

LACK OF TRADING MARKET

         The Company's common stock currently trades on a "foreign exchange." The Company's goal is to begin trading on the OTC Electronic Bulletin Board in the near future, although there is no assurance that it will be successful in doing so. The market for the Common Stock is limited, sporadic, and highly volatile. As such, your ability to sell shares of Common Stock could be severely limited.

PENNY STOCK REGULATIONS

         The Securities and Exchange Commission ("SEC") has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. These disclosure requirements may have the effect of reducing the level of trading activity in any secondary market for a stock that becomes subject to the penny stock rules. The Common Stock may be subject to the penny stock rules, and accordingly, investors in the Common Stock may find it difficult to sell their shares in the future, if at all.

SUSCEPTIBILITY TO GENERAL ECONOMIC CONDITIONS

         The Company's revenues and results of operations will be subject to fluctuations based upon the general economic conditions both in the United States and internationally. If there were to be a general economic downturn or a recession in the oil and gas industry, the Company's revenues could be materially adversely effected. In the event of such an economic downturn, there can be no assurance that the Company's business, operating results and financial condition would not be materially and adversely affected.


ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's office is located at 5444 Westheimer Road, Suite 1570, Houston, Texas 77056. These premises are leased by COS, and pursuant to a management services agreement, COS provides the space to the Company. This lease, for approximately 1,900 sq. ft. of office space, expires in February 2006.


ITEM 3.  LEGAL PROCEEDINGS

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The Common Stock trades under the symbol "ERHC" on a "foreign exchange." The market for the Common Stock is limited, sporadic, and highly volatile. The following table sets forth the closing sales price per share of the Common Stock for the past two fiscal years, as reported on the "foreign exchange." These prices reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.


                                                           HIGH            LOW

                  FISCAL YEAR 2000

First Quarter                                              $.06           $.02
Second Quarter                                             $.125          $.01
Third Quarter                                              $.12           $.01
Fourth Quarter                                             $.10           $.01


                  FISCAL YEAR 1999

First Quarter                                              $.83           $.25
Second Quarter                                             $.45           $.19
Third Quarter                                              $.37           $.107
Fourth Quarter                                             $.18           $.035

         On September 7, 2001, the closing price of the Common Stock as reported on the "foreign exchange" was $0.23. As of September 7, 2001, there were approximately 2,132 record owners of the Common Stock. It is the Company's present policy not to pay cash dividends and to retain future earnings to support growth. Any payment of cash dividends in the future will be dependent upon the amount of funds legally available, the Company's earnings, financial condition, capital requirements, and other factors that the board of directors may deem relevant. The Company has not paid any dividends during the last two fiscal years and does not anticipate paying any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

         In March 2001, the Company issued 10,000,000 shares of Common Stock to an officer for services rendered in connection with the February 2001 change of control transaction.

         In March 2001, the Company issued 18,500,000 shares of Common Stock to a consultant for services rendered in connection with the February 2001 change of control transaction.

         In March 2001, the Company issued 8,500,000 shares of Common Stock to a law firm for attorneys' fees in connection with the settlement of a claim against the Company.

         In October 1999, the Company issued 7,607,092 shares of Common Stock to three creditors for the conversion of debt and payment of accrued interest and penalties in the aggregate amount of $295,881.

         From November 1998 through September 1999, the Company issued 7,169,000 shares of Common Stock to miscellaneous persons in exchange for various goods and consulting services in the aggregate amount of $1,034,902.

         In August 1999, the Company issued 397,040,000 shares of Common Stock to 29 investors for cash in the aggregate amount of $2,102,000.

         In June 1999, the Company issued 4,580,000 shares of Common Stock to a former officer for services rendered in the aggregate amount of $945,000.

         In June 1999, the Company issued 3,939,505 shares of Common Stock to a stockholder in lieu of payment of loans payable and related accrued interest in the aggregate amount of $771,712.

         In January and February 1999, the Company issued 7,780,653 shares of Common Stock in settlement of claims against the Company in the aggregate amount of $2,541,939.

         From November 1998 through September 1999, the Company issued 10,843,917 shares of Common Stock to several creditors in lieu of payment of accounts payable in the aggregate amount of $770,223.

         From October 1998 through April 1999, the Company issued 31,490,850 shares of Common Stock to several noteholders for the conversion of debt and payment of accrued interest and penalties in the aggregate amount of $6,002,064.

         In October 1998, the Company issued 6,000,000 shares of Common Stock to three former officers for services rendered in the aggregate amount of $3,780,000.

         The Company believes the above transactions were exempt from registration pursuant to Section 4(2) of the Securities Act, as the recipients were all accredited investors, and since the transactions were non-recurring and privately negotiated. There were no underwritten offerings employed and no sales commissions were paid in connection with the sales and issuances of the unregistered securities in any of the transactions set forth above.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

         You must read the following discussion of the results of the operations and financial condition of the Company in conjunction with its consolidated financial statements, including the notes included in this Form 10-KSB filing. The Company's historical results are not necessarily an indication of trends in operating results for any future period.

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

CHANGE IN CONTROL

         In April 1999, ERHC Investor Group Inc. ("ERHCIG"), a group led by one of the Company's noteholders entered into a letter of intent to acquire 51% of the issued and outstanding shares of the Company (the "Letter of Intent"). The Letter of Intent relied upon certain prior actions of the Board and final closing was conditioned upon satisfactory terms and conditions in a securities purchase agreement. The ERHCIG acquisition could be in one or more transactions and ERHCIG was permitted to assign all or any part of its rights. The Letter of Intent also provided for an initial closing at which ERHCIG would subscribe for the requisite percentage of shares, subject only to the terms of the final closing. In May 1999, management control of the Company effectively changed, subject to the final closing.

         Pursuant to the Letter of Intent, the Company was required to secure a standstill agreement from its convertible noteholders. The standstill agreement essentially waived all interest and penalties from the effective date of the agreement (April 23, 1999) through October 15, 1999, changed the conversion feature of each note so each note's conversion terms were uniform, and fixed the conversion price to be $0.20 per share. Each noteholder also agreed, until October 15, 1999, (i) not to convert all or any part of their notes, (ii) not to declare a default or seek acceleration of any payments under the notes; (iii) not to commence any foreclosure or bankruptcy actions under the note; (iv) not to declare an event of default or commence any arbitration action under any of the transaction documents. In addition, all interest and penalties accrued through the effective date of the standstill agreements were satisfied through the issuance of Common Stock.

         Effective June 1999, the Company received the first installment under the Letter of Intent totaling $1,046,000. The second installment of $1,000,000 under the Letter of Intent was to be paid to the DRSTP. As a condition precedent to payment of the second installment the Company was to obtain a letter confirming the DRSTP's intention to honor the 5% overriding royalty interest due to the Company under the 1997 Agreement upon receipt of the last $1,000,000 payment. The Company secured this confirmation letter and in late June notified ERHCIG that delivery of the $1,000,000 for the benefit of the DRSTP was required. After receiving no responses to several requests, in July 1999, legal counsel for the Company made written demand for such payment.

         After the failure of ERHCIG to perform on the second installment, the Company was approached by one of its noteholders, Talisman. Talisman commenced negotiations with the Company and made alternative proposals to fund the second installment. In August 1999, the Board of Directors met to review the position of ERHCIG and to consider the final proposal offered by Talisman on behalf of TC Hydro Carbon Inc., a company under the control of principals in Talisman. After consideration of the alternatives and the risk of losing the DRSTP concession if the final payment was not made to the DRSTP, the Board voted to find ERHCIG in default and to accept the TCHC offer. Further, the Board acknowledged receipt of the $1,046,000 from the members of ERHCIG and agreed to issue 20,920,000 shares of common stock of the Company.

         In August 1999, the Company and TCHC executed a securities purchase agreement ("TCHC SPA") under which the Company issued 375 million shares at an aggregate purchase price of $1,000,000 and executed an agreement with TCHC whereby TCHC agreed to provide a working capital line of credit in the aggregate amount of $4,000,000 to be drawn down by the Company over a 24 month period. The terms of such working capital line of credit allows for monthly draw downs of no more than $350,000 and it is evidenced by a non-revolving promissory note bearing eight percent interest per annum. Under such note, each installment is convertible into shares of Common Stock at a conversion rate of $.20 per share 180 days from the advance of each installment. New officers and directors were elected in August 1999 and this management served the Company as of September 30, 2000.

         New management received sufficient assurances to meet the requirements enumerated in the escrow agreement annexed to the TCHC SPA. After representatives of Talisman met with representatives of DRSTP, the $1,000,000 received from TCHC was deposited into an escrow account established in the Company's name and was wired to the DRSTP on August 20, 1999. The Company thereby met its commitment to DRSTP for payment of the concession fee in full.

RESULTS OF OPERATIONS

YEAR ENDED SEPTEMBER 30, 2000 COMPARED TO YEAR ENDED SEPTEMBER 30, 1999

         During the year end September 30, 2000, the Company incurred a net loss of $1,958,880, compared to a net loss of $19,727,835 for the year ended September 30, 1999. The majority of the decrease in net loss is due to the Company's decreased level of business operations during 2000 caused by its capital constraints. The majority of the prior year net loss was due to normal general and administrative expenses required to support the ongoing operations of the Company, accrued interest and penalties on its convertible debt and certain write offs and abandonments of assets as the Company realigned its business focus and exited its United States operations. Net loss per common share was $0.00 basic and diluted compared to a net loss per common share of $(0.16) basic and diluted for the year ended September 30, 1999.

         During 2000 and 1999, the Company had no revenues from which cashflows could be generated to support operations and thus relied on borrowings funded from its existing line of credit provided by TC Hydro Carbon.

         For the year ended September 30, 2000, the Company's independent auditors stated that the Company's financial condition raises substantial doubts about its ability to continue as a going concern.

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

         The Company has available a $5 million working capital line of credit from a shareholder with total borrowings of approximately $445,000 as of September 7, 2001. It is expected that the Company will continue to borrow funds from this shareholder in the future but there is no assurance that funds will be made available or under similar terms. In prior years, the Company was able to raise funds in a timely manner, but there is no evidence that it will continue to do so in the future.

WORKING CAPITAL

         As of September 30, 2000, the Company had negative working capital of $7,389,916 of which $4,632,291 relates to convertible debt and related accrued interest. As of September 30, 2000, the Company had available a $4.0 million senior secured 8% exchangeable promissory note, or line of credit, with TC Hydro Carbon, of which $2,444,944 had been advanced to the Company. The Company expects to utilize this line of credit, which was assumed by Chrome in February 2001, in order to sustain minimum operations relative to continuing to develop and promote its interests in DRSTP. Where possible, the Company may seek to preserve cash resources by settling obligations through the issuance of shares of the Common Stock or by the issuance of convertible debt instruments.

         During February 2001, a Purchase Agreement was executed by and between Chrome and TCHC effecting a change a control and the $4.0 million line of credit was assumed by Chrome. Chrome and the Company agreed to amend and restate the line of credit into a $2.2 million note and Chrome has made available, a new working capital line of credit in the amount of $1.8 million at terms similar to the earlier line of credit. The Company has borrowed the entire $1.8 million under that line of credit. In addition, in February 2001 Chrome made available to the Company, a two-year $5 million line of credit, which accrues interest at a rate of 10% per annum. As of September 7, 2001, the Company had borrowed approximately $445,000 under this line of credit. This note is convertible into shares of Common Stock at rate of $.20 per share.

EQUITY TRANSACTIONS

         During the year ended September 30, 1999, the Company completed various private offerings and issuances of its Common Stock for cash and in exchange for various goods and services. The Company issued 397,040,000 shares of Common Stock generating cash proceeds of $2,102,000. The Company issued 7,169,000 shares of Common Stock in exchange for goods and services that had a total value of $1,034,902. The shares issued for goods and services primarily included obligations for various consulting services. The Company issued 10,843,917 shares of Common Stock to settle accounts payable valued at $770,223 and 4,580,000 shares of Common Stock to settle accrued salary of $945,000 owed to one former officer of the Company for past services. In addition, the Company issued 6,000,000 shares of Common Stock to three former officers for services rendered in the aggregate amount of $3,780,000.

         In October 1998, the Company received conversion notices on $412,350 of the convertible debt issued in July and August 1998. This debt, and accrued interest amounting to $7,497 was converted into 1,210,686 shares of Common Stock under the applicable conversion formulas.

         Effective April 1999, the Company negotiated standstill agreements with substantially all of its convertible noteholders. Under its terms, all interest and penalties accrued through the effective date of the standstill agreements were converted to common stock of the Company. Accordingly, the Company issued 12,815,321 shares of Common Stock in exchange for accrued interest of $562,848 and accrued penalties of $1,831,392.

         In April 1999, the Company received conversion notices on $750,000 of the convertible debt issued in November 1997. This debt, and accrued interest and penalties thereon of $400,110, was converted into 5,750,550 shares of common stock. Also in April 1999, the Company received conversion notices on $1,362,650 of the convertible debt issued in July and August 1998. This debt, and accrued interest and penalties of $675,216, was converted into 11,714,293 shares of Common Stock.

         In October 1999, the Company received a conversion notice on $150,000 of the convertible debt issued in July 1998. This debt, and accrued interest and penalties of $145,881, was converted into 7,607,092 shares of Common Stock.

CONVERTIBLE DEBT PAYABLE TO SHAREHOLDERS

         During 1997, the Company issued two notes payable to stockholders who are also officers and directors in exchange for cash of $1,842,405. These notes had no stated maturity date and an 8.5% interest rate. The notes are convertible into restricted Common Stock at 50% of the average bid price for the month in which the loan was made. During 1999, the remaining unpaid balance of $771,712, including accrued and unpaid interest of $56,744, was converted into 3,939,505 shares of Common Stock.

         In August 1999, in conjunction with the change in control of the Company involving TCHC, the Company entered into a $4.0 million senior secured 8.00% exchangeable promissory note, or line of credit. This note and any unpaid and accrued interest is convertible into Common Stock of the Company at a conversion price of $0.20 per share. On September 30, 2000, if this line of credit was converted using the conversion price of $0.20 per share, the Company would be required to issue 13,095,725 shares of Common Stock based on an outstanding principal amount of $2,444,944, and accrued interest of $174,190.

DRSTP GEOLOGICAL DATA

         In July 1997, the Company acquired substantial geologic data and other information from an independent source in exchange for 1,000,000 shares of Common Stock. This data was valued at $2,000,000 based on an agreement with the seller that the Company would repurchase these shares for $2,000,000 at a rate of 25% per quarter should the seller so choose. In December 1997, the Company repurchased 250,000 shares of its Common Stock for $500,000 in cash. Due to unavailability of cash resources, the Company was unable to acquire the remaining shares when presented by the seller. Accordingly, the seller sold those shares in the open market with the proceeds generated from the sales offsetting the obligations owed by the Company. Under the agreement's terms of default, the seller requested that the Company make whole the seller's shortfall incurred from disposition of the stock at less than $2.00 per share. Accordingly, the Company issued an additional 6,999,917 shares of Common Stock and paid cash of $222,500 during fiscal year 1999 and $122,000 during fiscal year 2000, leaving a remaining obligation in accounts payable of approximately $246,000 at September 30, 2000. The additional cost of $1,091,875 associated with the settlement of this obligation was expensed during fiscal year 2000.

KINGSBRIDGE SETTLEMENT

         During 1998, the Company took action to cancel the Kingsbridge Equity Line of Credit dated March 1998. The original negotiated cancellation agreement required the Company to pay $100,000 in cash and issue warrants for 100,000 shares of common stock. The Company did not complete the negotiated cancellation and Kingsbridge made application to arbitrate the outstanding issues with the Company. During September 1999, the Company paid $85,000 in full and final settlement of this cancellation.

UINTA SETTLEMENT

         In April 1998, Uinta Oil and Gas, Inc. ("Uinta") filed suit in Utah relating to the Company's October 1997 acquisition of 22 oil and gas wells in Utah. The other two joint sellers of these wells, along with Uinta, filed a formal demand for arbitration as the purchase agreement required. During the year ended September 30, 1999 the Company reached an agreement with Uinta and issued 7,780,653 shares of Common Stock with a total value of $2,541,939 on the date of issue. Upon disposition of these oil and gas properties the full amount of the settlement has been charged to write-offs and abandoments in the September 30, 1999 statement of operations.

CAPITAL EXPENDITURES AND BUSINESS PLAN

         The 1997 DRSTP Agreement required the Company to pay a $5,000,000 concession fee to the Sao Tome government. In September 1997, the Company received a Memorandum of Understanding ("the DRSTP MOU") from the Sao Tome government, which allowed the Company to pay this concession fee within five days after Sao Tome files the relevant official maritime claims maps with the United Nations and the Gulf of Guinea Commission.

In December 1997, the Company paid $2,000,000 of this concession fee to Sao Tome. In June 1998, it paid $1,000,000 of this concession fee, and in August 1998, it paid an additional $1,000,000 of this concession fee. During fiscal year 1999, the Company engaged in various activities relative to continuing to develop and promote its interest in DRSTP. In August 1999, the Company paid the final $1,000,000 of the concession fee. At this time, the Company does not anticipate that the DRSTP agreement will require significant outlays of capital resources other than potential legal and professional expenses required to further develop and promote its interests in DRSTP.


ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS

         The information required under Item 310(a) of Regulation S-B is included in this report as set forth in the "Index to Consolidated Financial Statements." See F-1 for Index to Consolidated Financial Statements.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            In January 2000, Durland & Company resigned as the Company's independent auditors. Based upon available information, the Company is unaware of any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Durland & Company, would have caused Durland & Company to make references to the matter in connection with the audit of the Company's financial statements for the fiscal year ended September 30, 1998. The audit reports of Durland & Company on the Company's financial statements for the fiscal year ended September 30, 1998 contained an explanatory paragraph regarding uncertainty as to the Company's ability to continue as a going concern.

            In February 2001, the Company engaged Pannell Kerr Forster of Texas, P.C. of Houston, Texas as its principal independent accountants to audit its financial statements, and the board of directors approved this engagement in February 2001.


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Since February 2001, the following directors and executive officers have served the Company.

       NAME             AGE            POSITION

 Sir Emeka Offor        42       Chairman of the board

Chude Mba               43       Chief executive officer, president and director

Nicolae Luca            42       Director

Eze Echesi              45       Chief financial officer

Peter C. Ntephe         34       Secretary



         SIR EMEKA OFFOR has served as the chairman of the board of ERHC since February 2001. In addition to his duties as chairman, Sir Emeka Offor is currently chairman of Chrome Consortium, chief executive officer of COS and vice chairman of African Express Bank PLC, positions he has held at various times since 1995. Apart from owning majority interests in these companies, Sir Emeka Offor has majority interests in aviation and insurance companies. Sir Emeka Offor is the sole manager of Chrome, the Company's majority shareholder. In addition, Sir Emeka Offor is a director and sole shareholder of COS, a company which provides management, administrative and consulting services to the Company.

         CHUDE MBA has served as a director and as president of ERHC since February 2001. Since February 2001, Mr. Mba has served as president of Chrome. Since February 1999, Mr. Mba has served as group financial advisor of COS and Chrome Consortium (Nigeria) and an advisor to the board of directors of African Express Bank. From June 1993 to February 1999, Mr. Mba was a principal of MBA & Co (Chartered Accountants), a financial and banking consulting firm with operations in Lagos, Nigeria and London, UK. Mr. Mba has management experience spanning two decades in the financial services and banking industries. Mr. Mba is a chartered accountant and spends approximately 50% of his working time on ERHC company business.

         NICOLAE LUCA has served as a director since February 2001. Since April 1998, Mr. Luca has also served as the technical director for COS. From January 1995 to April 1998, Mr. Luca was a technical specialist for Comrint Ltd., a Nigeria-based petrochemical plant maintenance and engineering company. Mr. Luca has a bachelor of science in mechanical engineering. Mr. Luca spends approximately 10% of his working time on ERHC company business.

         EZE ECHESI has served as chief financial officer of ERHC since February 2001. Since December 2000, Mr. Echesi has served as a financial advisor to Nimek Investments, a Nigeria-based investment holding company with interests in banking, insurance, energy and aviation. From January 1996 to December 2000, Mr. Echesi was the chief operating officer of operations in Africa for Minaj Systems Ltd., an international private broadcasting organization. Mr. Echesi spends approximately 10% of his working time on ERHC company business.

         PETER C. NTEPHE has served as secretary of ERHC since February 2001. Since June 1999, Mr. Ntephe has served as the senior special assistant to the chairman of the Nigerian Senate committee on judicial and legal matters. Between 1987 and May 1999, Mr Ntephe was a partner of Ntephe, Smith and Wills, a Lagos-based law firm. Mr. Ntephe spends approximately 20% of his working time on ERHC company business.

             All officers serve at the discretion of the board of directors. There are no family relationships between or among any executive officers and directors.

         The Company entered into a management services agreement with COS in February 2001. Pursuant to that agreement, COS provides the Company with management and business development services, in addition to providing specialized services in the areas of refinery maintenance, engineering design, and upstream oil industry services. COS provides the Company with such services for a management fee of approximately $68,000 per month. Messrs. Mba, Echesi, and Ntephe are employees of COS that provide services to the Company and these persons receive salaries and expense reimbursement from COS, not from the Company.

         The Company has not entered into any employment agreements with its officers. To date, members of the board of directors have not received any compensation, but have been reimbursed for expenses incurred in the performance of their duties as directors. In the future, the Company may decide to pay directors.

DIRECTORS AND OFFICERS DURING FISCAL YEARS 1999 AND 2000

         In February 2001, August 1999 and April 1999, majority ownership of ERHC Common Stock changed, resulting in the election of new directors and the appointment of new officers. The following individuals were officers and directors of the Company for the following periods during the fiscal years 1999 and 2000:


NAME                                POSITION                                    PERIOD SERVED

Geoffrey Tirman                     President, chief executive officer          August 1999 to February 2001
                                    and director

Laura Kleber                        Chief financial officer, treasurer          August 1999 to February 2001




                                    and director

Mark Lee                            Vice president and director                 August 1999 to February 2001

Brian Ladin                         Secretary and director                      August 1999 to February 2001

Noreen Wilson                       Chief financial officer and director        July 1998 to November 1998
                                    Director                                    August 1999 to January 2000

Ernest Chu                          Chief financial officer, treasurer          April 1999 to August 1999
                                    and director

Steven Warner                       President, chief executive officer          April 1999 to August 1999
                                    and director

Lee Hendelson                       Secretary and director                      April 1999 to August 1999

Nano Rita                           Director                                    February 1999 to April 1999

James A. Griffin                    Secretary and treasurer                     July 1998 to April 1999
                                    Director                                    July 1998 to August 1999

James R. Callendar, Sr.             Vice president and chief operating officer  July 1998 to August 1999
                                    Director                                    July 1998 to January 2000

Robert McKnight                     Director and president of subsidiary        July 1998 to August 1999
                                    Chief financial officer                     November 1998 to August 1999

Kenneth M. Waters                   Director                                    July 1998 to August 1999

Sam L. Bass, Jr.                    Vice president and director                 July 1998 to April 1999

William Beaton                      Director                                    July 1998 to April 1999

Al Cotten                           Director                                    January 1999 to April 1999


COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

             Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own beneficially more than ten percent (10%) of the Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Company pursuant to Section 16(a). The Company is unable to determine whether its officers and directors prior to February 2001 have complied with their filing requirements. The Company's current officers and directors have filed their Form 3s, with the exception of Mr. Mba who intends to file a Form 3 shortly.


ITEM 10.   EXECUTIVE COMPENSATION

             The following table sets forth certain information regarding compensation paid by the Company to its chief executive officer and other executive officers who received total annual salary and bonus that exceeded $100,000 during the periods involved.

                           SUMMARY COMPENSATION TABLE

                                       ANNUAL COMPENSATION             LONG TERM COMPENSATION
                                       -------------------             ----------------------
                                                                              AWARDS
                                                                              ------
Name and                   FISCAL                                 Restricted       Securities Underlying
PRINCIPAL POSITIONS          YEAR      SALARY ($)  BONUS ($)   STOCK AWARD(S)($)      OPTIONS/SARS (#)
-------------------        ------      ----------  ---------   -----------------   ---------------------

Geoffrey Tirman
Chief Executive Officer
(from 8/99 to 2/01)          2000         --          --              --                   --
                             1999         --          --              --                   --
                             1998         --          --              --                   --

                          OPTION GRANTS IN FISCAL 2000

                            Number of Securities      Percent of Total Options /
                          Underlying OPTIONS/SARS           SARs Granted to         Exercise or       Expiration
                                     -------------
         NAME                    GRANTED (#)           EMPLOYEES IN FISCAL YEAR  BASE PRICE ($/SH)       DATE
         ----                    -----------           ------------------------  -----------------       ----
Geoffrey Tirman                      --                           --                     --               --


                       AGGREGATED OPTION EXERCISES IN 2000
                           AND YEAR-END OPTION VALUES


                             Shares          Value           Number of Unexercised           Value of Unexercised
                                                  -
         NAME             ACQUIRED ON     REALIZED ($)         OPTIONS AT FY-END             IN-THE-MONEY OPTIONS
         ----             ------------    ------------         -----------------             --------------------
                          EXERCISE (#)
                                                          EXERCISABLE    UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE

Geoffrey Tirman                --              --             --              --              --             --


ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

             The following table and notes thereto set forth certain information regarding beneficial ownership of the Common Stock as of September 7, 2001 by
(i) each person known by the Company to beneficially own more than five percent of the Common Stock, (ii) each directors, (iii) each named executive officer and
(iv) all directors and officers of the Company as a group.

                            SHARES OF COMMON STOCK
NAME AND ADDRESS               BENEFICIALLY OWNED     PERCENTAGE OF VOTING POWER

 Sir Emeka Offor                  281,339,771                    50.7%

Chude Mba                         10,000,000                     1.9%

Nicolae Luca                          --                          --

Eze Echesi                            --                          --

Peter C. Ntephe                       --                          --

Chrome Energy, LLC                281,339,771                    50.7%

All officers and directors
as a group (5 persons)            302,947,161                    52.4%

         The address of each beneficial owner is c/o Environmental Remediation Holding Corporation, 5444 Westheimer Road, Suite 1570, Houston, Texas 77056.

         Shares beneficially owned and percentage of ownership are based on 533,698,199 shares of Common Stock outstanding as of September 7, 2001. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or dispositive power with respect to such shares.

         COS is the sole member of Chrome. Sir Emeka Offor is the sole manager of Chrome and the sole shareholder and director of COS. Mr. Mba is the president of Chrome, but disclaims all beneficial ownership in the shares owned by Chrome.

         Of the 281,339,771 shares beneficially owned by Chrome, includes: (a) 260,614,871 shares of Common Stock owned of record; (b) 11,000,000 shares of Common Stock to be issued due to the conversion of the 8.0% note in the principal amount of $2,200,000; (c) 3,158,335 shares of Common Stock assuming the conversion of a 20.0% note in the principal amount of $631,667; (d) 4,021,565 shares of Common Stock assuming the conversion of a 5.5% note in the principal amount of $804,313; and (e) 750,000, 750,000, 45,000, and 1,000,000
shares of Common Stock underlying four warrants, which have expiration dates ranging from October 2002 to April 2009, an exercise price of $.25 per share, and each of which is currently exercisable. The number of shares of Common Stock that the above-described notes are convertible into, includes only shares of Common Stock that may issued upon the conversion of the principal amounts and do not include any shares that may be issued upon the conversion of interest which has been accruing since February 2001.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Please see the discussion in Item 1 above for a detailed discussion of Chrome's February 2001 acquisition of a controlling interest in the Company. Also, please see Item 11 for a description of the shares of Common Stock and securities convertible into Common Stock that Chrome retained in the transaction.

         As more fully described in Item 9 above, the Company has entered into a management services agreement with COS. In addition to being the sole manager of Chrome, Sir Emeka Offor is the sole director and shareholder of COS. As such, COS is an affiliate of Sir Emeka Offor and Chrome.

         In February 2001, pursuant to the change of control transaction, Chrome assumed from Talisman a working capital line of credit made available to the Company which provided for borrowings of up to $4 million, of which approximately $2.2 million was then outstanding. That note was amended and restated in February 2001 to provide that the principal then outstanding shall accrue interest at a rate of 8% per annum and shall expire in February 2003. Chrome has also made available a new working capital line of credit in the amount of $1.8 million. As of September 7, 2001, the Company had borrowed approximately $1.8 million from this new line of credit. Borrowings under this new line of credit, which expires in September 2004, bear interest at 8% per annum and may be converted into shares of Common Stock at a conversion price of $.20 per share.

         In addition, pursuant to the February 2001 change of control transaction, Chrome made available to the Company, a two-year $5 million line of credit, which accrues interest at a rate of 10% per annum. As of September 7, 2001, the Company had borrowed approximately $445,000 under this line of credit. This note is convertible into shares of Common Stock at rate of $.20 per share.

         In March 2001, the Company issued to an entity controlled by Mr. Mba, 10,000,000 shares for services rendered in the February 2001 change of control transaction.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibits are to be filed as part of the annual report:

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

         Exhibit 10.4 Management and Administrative Services Agreement by and between Chrome Oil Services, Ltd. and the Company. (Filed herewith).

         Exhibit 10.5 $5,000,000 Term Loan Agreement by and between Chrome Energy, LLC and the Company dated February 15, 2001. (Filed herewith).


         (b)      Form 8-K Filings

                  None.

                                   SIGNATURES


         In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Environmental Remediation Holding Corporation




                               By: //S// CHUDE MBA
                               -------------------------------------------------
                                   Chude Mba, President

                               Date: September 21, 2001


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                        TITLE                              DATE


//S// SIR EMEKA OFFOR            Chairman of the board       September 21, 2001
-----------------------------
Sir Emeka Offor


//S// CHUDE MBA                  President and Director      September 21, 2001
-----------------------------
Chude Mba


//S// NICOLAE LUCA               Director                    September 21, 2001
-----------------------------
Nicolae Luca


//S// EZE ECHESI                 Chief Financial Officer     September 21, 2001
-----------------------------
Eze Echesi


//S// PETER C. NTEPHE            Secretary                   September 21, 2001
-----------------------------
Peter C. Ntephe

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                         PAGE

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                  F-2

CONSOLIDATED FINANCIAL STATEMENTS

     Balance Sheets as of September 30, 2000 and 1999                     F-3

     Statements of Operations for the Years Ended
     September 30, 2000 and 1999                                          F-4

     Statements of Shareholders' Equity (Deficit)
     for the Years Ended September 30, 2000 and 1999                      F-5

     Statements of Cash Flows for the Years Ended
     September 30, 2000 and 1999                                          F-6

     Notes to Financial Statements                                        F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



Board of Directors and Shareholders
Environmental Remediation Holding Corporation

We have audited the accompanying consolidated balance sheets of Environmental Remediation Holding Corporation as of September 30, 2000 and 1999, and the related consolidated statements of operations, cash flows, and shareholders' equity (deficit) for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Environmental Remediation Holding Corporation as of September 30, 2000 and 1999, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred net losses of $1,958,880 and $19,727,835 in 2000 and 1999, respectively, and has a working capital deficit of $7,389,916 at September 30, 2000. These conditions and other factors discussed in Note 2 raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding the resolution of these issues are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



/S/      PANNELL KERR FORSTER OF TEXAS, P.C.
 -------------------------------------------
         Pannell Kerr Forster of Texas, P.C.

         Houston, Texas
         September 7, 2001


ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------------
                                                                  SEPTEMBER 30,
                                                       -------------------------------
                                                            2000             1999
                                                       --------------- ---------------
                                     ASSETS

CURRENT ASSETS
Cash                                                   $       15,333  $        73,808
Restricted cash                                                15,811           15,811
Prepaid expenses and other current assets                      24,211          165,386
                                                       --------------  ---------------

          Total current assets                                 55,355          255,005
                                                       --------------  ---------------

Investment in STPetro, S.A.                                    49,000           49,000
Due from STPetro, S.A.                                      1,076,557        1,045,351
DRSTP concession fee                                        5,000,000        5,000,000
                                                       --------------  ---------------

Total assets                                           $    6,180,912  $     6,349,356
                                                       --------------  ---------------

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and other accrued liabilities         $    1,799,945  $     2,098,411
Accrued officers salaries                                   1,013,035        1,013,035
Accrued interest and penalties                                753,541          154,826
Current portion of convertible debt, net                    3,878,750        3,528,750
                                                       --------------  ---------------

       Total current liabilities                            7,445,271        6,795,022
                                                       --------------  ---------------

LONG TERM LIABILITIES
Convertible debt, shareholder                               2,444,944        1,509,881
Convertible debt, net of current portion                    3,550,000        3,640,757
                                                       --------------  ---------------

       Total long term liabilities                          5,994,944        5,150,638
                                                       --------------  ---------------

Total liabilities                                          13,440,215       11,945,660
                                                       --------------  ---------------

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.0001 par value; authorized
   10,000,000 shares; none issued and outstanding                -                -
Common stock, $0.0001 par value; authorized
   950,000,000 shares; issued and outstanding
   495,456,917 and 487,849,825 at September 30,
   2000 and 1999, respectively                                 49,546           48,785
Additional paid-in capital in excess of par                43,602,094       43,306,974
Accumulated (deficit)                                     (50,910,943)     (48,952,063)
                                                         -------------   -------------

Total shareholders' (deficit)                              (7,259,303)      (5,596,304)
                                                         -------------   -------------

Total liabilities and shareholders' (deficit)            $  6,180,912    $   6,349,356
                                                         --------------  -------------


See accompanying notes to consolidated financial statements.

ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                    YEAR ENDED SEPTEMBER 30,
                                                 ------------------------------
                                                     2000             1999
                                                 --------------   -------------

COSTS AND EXPENSES
General and administrative                        $  1,214,284    $  10,108,259
Depreciation                                              -             327,564
Interest expense                                       744,596        2,675,441
Write-offs and abandonments                               -           6,616,571
                                                 -------------    -------------

Net loss                                          $ (1,958,880)   $ (19,727,835)
                                                  ------------    -------------


Net loss per common share - basic and diluted     $       -       $       (0.16)
                                                  ------------    -------------
Weighted average number of common shares
outstanding                                        493,581,196      120,005,321
                                                  ------------    -------------


See accompanying notes to consolidated financial statements.


ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
-----------------------------------------------------------------------------------------------------------------------------------

                               Common Stock                                  Beneficial                                   Total
                         ------------------------                  APIC         Conv.     Deferred        Accum.      Shareholders'
                            Shares      Amounts       APIC       Warrants      Feature      Comp.         Deficit        Deficit
                         -----------  -----------  ------------  ----------  -----------  ----------   -------------  -------------

Balance at
 September 30, 1998       25,999,900  $  2,600   $25,020,717   $207,502    $ 1,387,500  $(125,000)   $(29,224,228)  $(2,730,909)

Common stock issued
 for cash                397,040,000    39,704     2,062,296       -              -          -               -        2,102,000

Common stock issued        7,169,000       717     1,034,185       -              -          -               -        1,034,902
 for services

Common stock issued
 for conversion of
 debt and payment
 of accrued interest
 and penalties            31,490,850     3,149     5,998,915       -              -          -               -        6,002,064

Common stock issued
 for accounts payable     10,843,917     1,084       769,139       -              -          -               -          770,223

Common stock issued
 for officer's salary
 and bonuses              10,580,000     1,058     4,723,942       -              -          -               -        4,725,000

Common stock issued
 for shareholder loans
 and accrued interest
 payable                   3,939,505       394       771,318       -              -          -               -          771,712

Common stock issued
 for Uinta settlement      7,780,653       778     2,541,161       -              -          -               -        2,541,939

Settlement with BAPCO     (7,744,000)     (774)   (2,709,626)      -              -          -               -       (2,710,400)

Reclassifications            750,000        75     3,094,927   (207,502)    (1,387,500)      -               -        1,500,000

Amortization of
 deferred comp.                 -         -             -          -              -       125,000            -          125,000

Net loss                        -         -             -          -              -          -        (19,727,835)  (19,727,835)
                         -----------  --------   -----------   --------    -----------  ---------    ------------   -----------

Balance at
 September 30, 1999      487,849,825    48,785    43,306,974       -              -          -        (48,952,063)   (5,596,304)

Common stock issued
 for conversion of
 debt and payment
 of accrued interest
 and penalties             7,607,092       761       295,120       -              -          -               -          295,881

Net loss                        -         -             -          -              -          -        (1,958,880)    (1,958,880)
                         -----------  --------   -----------   --------    -----------  ---------    -----------    -----------

Balance at
 September 30, 2000      495,456,917  $ 49,546   $43,602,094   $   -       $      -     $    -       $(50,910,943)  $(7,259,303)
                         -----------  --------   -----------   --------    -----------  ---------    ------------   -----------


See accompanying notes to consolidated financial statements.


ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------------------
                                                                                             YEAR ENDED SEPTEMBER 30,
                                                                                      ----------------------------------------
                                                                                            2000                  1999
                                                                                      ------------------    ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                               $   (1,958,880)      $   (19,727,835)
Adjustments to reconcile net loss to net cash used by
operating activities:
     Amortization of deferred compensation                                                       -                  125,000
     Amortization of beneficial conversion feature
       and convertible debt expenses                                                          409,242               542,693
     Amortization of offering costs                                                              -                   30,000
     Stock issued for services rendered                                                          -                1,034,902
     Stock issued for officer bonuses                                                            -                3,780,000
     Stock issued for interest and penalties on convertible debt                                 -                2,520,615
     Depreciation and depletion                                                                  -                  327,564
     Write-offs and abandonments                                                                 -                6,616,571
Changes in operating assets and liabilities:
   Accounts receivable                                                                           -                  (40,635)
   Prepaid expenses and other current assets                                                  141,175              (212,214)
   Due from STPetro, S.A.                                                                     (31,207)             (593,075)
   Suspended revenue                                                                             -                   14,873
   Accounts payable and other accrued liabilities                                            (298,464)            1,403,420
   Accrued officers salaries                                                                     -                  284,050
   Accrued interest and penalties                                                             744,596               154,826
                                                                                      ---------------       ---------------

Net cash used in operating activities                                                        (993,538)           (3,739,245)
                                                                                      ---------------       ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
DRSTP concession fee payment                                                                     -               (1,000,000)
Acquisition of property and equipment                                                            -                 (112,099)
                                                                                      ---------------       ---------------

Net cash used in investing activities                                                            -               (1,112,099)
                                                                                      ---------------       ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of convertible debt, net                                                      -                1,300,000
Proceeds from convertible debt, shareholder                                                   935,063             1,509,881
Payments on shareholder loans payable, net                                                       -                  (16,360)
Payments on long-term debt                                                                       -                   (6,728)
Proceeds from issuance of common stock                                                           -                2,102,000
                                                                                      ---------------       ---------------

Net cash provided by financing activities                                                     935,063             4,888,793
                                                                                      ---------------       ---------------

Net increase (decrease) in cash                                                               (58,475)               37,449

Cash, beginning of year                                                                        73,808                36,359
                                                                                      ---------------       ---------------

Cash, end of year                                                                      $       15,333       $        73,808
                                                                                       --------------       ---------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Noncash financing and investing activities: Stock issued in exchange for:
   Services                                                                            $         -          $     1,034,902
   Accrued interest and penalties                                                      $      145,881       $     3,477,064
   Convertible debt                                                                    $      150,000       $     2,525,000
   Shareholder loan payable and accrued interest                                       $         -          $       771,712
   Accounts payable settlement                                                         $         -          $       770,223
   Uinta settlement                                                                    $         -          $     2,541,939
   Accrued officers salary and stock bonuses                                           $         -          $     4,725,000



See accompanying notes to consolidated financial statements.

                 ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In May 1997, the Company entered into an exclusive joint venture with the Democratic Republic of Sao Tome and Principe ("DRSTP") (the "1997 DRSTP Agreement"). The 1997 DRSTP Agreement required the Company to pay a $5,000,000 concession fee to the Sao Tome government. The 1997 DRSTP Agreement is to manage the exploration, exploitation and development of the potential oil and gas reserves onshore and offshore Sao Tome, either through a joint venture or in collaboration with major international oil exploration companies. The Company has no other operations. (See Note 13).

CHANGE IN CONTROL
In April 1999, ERHC Investor Group Inc. ("ERHCIG"), a group led by one of the Company's noteholders entered into a letter of intent to acquire 51% of the issued and outstanding shares of the Company, (the "Letter of Intent"). The Letter of Intent relied upon certain prior actions of the Board and final closing was conditioned upon satisfactory terms and conditions in a securities purchase agreement. The ERHCIG acquisition could be in one or more transactions and ERHCIG was permitted to assign all or any part of its rights. The Letter of Intent also provided for an initial closing at which ERHCIG would subscribe for the requisite percentage of shares, subject only to the terms of the final closing. In May 1999, management control of the Company effectively changed, subject to the final closing.

Pursuant to the Letter of Intent, ERHC was required to secure a standstill agreement from its convertible note holders. The standstill agreement essentially waived all interest and penalties from the effective date of the agreement (April 23, 1999) through October 15, 1999, changed the conversion feature of each note so each note's conversion terms were uniform, and fixed the conversion price to be $0.20 per share. Each noteholder also agreed, until October 15, 1999, (i) not to convert all or any part of their notes, (ii) not to declare a default or seek acceleration of any payments under the notes, (iii) not to commence any foreclosure or bankruptcy actions under the note, and (iv) not to declare an event of default or commence any arbitration action under any of the transaction documents. In addition, all interest and penalties accrued through the effective date of the standstill agreement were satisfied through the issuance of common stock of the Company.

Effective June 1999, the Company received the first installment under the Letter of Intent totaling $1,046,000. The second installment of $1,000,000 under the Letter of Intent was to be paid to the DRSTP. As a condition precedent to payment of the second installment the Company was to obtain a letter confirming the DRSTP's intention to honor the 5% overriding royalty interest due to the Company under the 1997 DRSTP Agreement upon receipt of the last $1,000,000 payment. The Company secured this confirmation letter and in late June notified ERHCIG that delivery of the $1,000,000 for the benefit of the DRSTP was required. After receiving no

                 ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


responses to several requests, in July 1999 legal counsel for the Company made written demand for such payment.

After the failure of ERHCIG to perform on the second installment, the Company was approached by one of its noteholders, Talisman Capital Opportunity Fund Ltd. ("Talisman Capital"). Talisman Capital commenced negotiations with the Company and made alternative proposals to fund the second installment. In August 1999, the Board of Directors met to review the position of ERHCIG and to consider the final proposal offered by Talisman Capital on behalf of TC Hydro Carbon Inc. ("TCHC"), a company under the control of principals in Talisman Capital. After consideration of the alternatives and the risk of losing the DRSTP concession if the final payment was not made to the DRSTP, the Board voted to find ERHCIG in default and to accept the TCHC offer. Further, the Board acknowledged receipt of the $1,046,000 from the members of ERHCIG and agreed to issue 20,920,000 shares of common stock of the Company.

In August 1999, the Company and TCHC executed a securities purchase agreement ("TCHC SPA") under which the Company issued 375 million shares at an aggregate purchase price of $1,000,000 and executed an agreement with TCHC whereby TCHC agreed to provide a working capital line of credit in the aggregate amount of $4,000,000 to be drawn down by the Company over a 24 month period. The terms of such working capital line of credit allows for monthly draw downs of no more than $350,000 and is evidenced by a non-revolving promissory note bearing eight percent interest per annum. Such note is a convertible into shares of the Company at a conversion rate of $.20 per share 180 days from the advance of each installment.

As of August 6, 1999 control of the Company effectively changed and as of September 30, 2000 the Company remained in the control of TCHC. (See Note 14)

New management received sufficient assurances to meet the requirements enumerated in the escrow agreement annexed to the TCHC SPA. After representatives of Talisman Capital met with representatives of DRSTP, the $1,000,000 received from TCHC was deposited into an escrow account established in the Company's name and was wired to the DRSTP on August 20, 1999. The Company thereby met its commitment to DRSTP for payment of the concession fee in full.

BASIS OF PRESENTATION
The consolidated financial statements include the accounts of ERHC and Bass American Petroleum Company ("BAPCO"), its wholly-owned subsidiary. Intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements for 2000 and 1999 include all adjustments which in the opinion of management are necessary for fair presentation. (See
Note 10)

USE OF ESTIMATES
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period for the years then ended. Actual results could differ significantly from those estimates.

CASH EQUIVALENTS
The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

CONCENTRATION OF RISKS
The Company primarily transacts its business with one financial institution. From time to time the amount on deposit in that one institution exceeds the $100,000 federally insured limit. The balances are maintained in demand accounts to minimize risk.

                 ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


IMPAIRMENT OF LONG-LIVED ASSETS
The Company evaluates the recoverability of long-lived assets when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Impairments are charged to operations in the period to which events and circumstances indicate that such assets might be impaired.

INCOME TAXES
The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109 - "Accounting for Income Taxes", which provides for an asset and liability approach in accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

DEFERRED OFFERING COSTS
Deferred offering costs represent capitalized payments made in connection with the Company's proposed public offering. These costs are charged to additional paid-in-capital as the cash proceeds for the offerings are received. In the event the monies are not raised, these costs are charged to operations.

COMMON STOCK ISSUED FOR GOODS RECEIVED AND SERVICES RENDERED
-------------------------------------------------------------
The Company has issued shares of common stock for goods received and services rendered. The costs of the goods or services are valued according to the terms of relative agreements or market value on the date of obligation. The cost of the goods or services has been charged to operations.

NET LOSS PER SHARE
Net loss per common share - basic is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Net loss per share - diluted is not presented because the inclusion of common share equivalents would be anti-dilutive.

NOTE 2 - GOING CONCERN

The Company's current liabilities exceed its current assets by $7,389,916 at September 30, 2000. The Company has incurred net losses of $1,958,880 and $19,727,835 in 2000 and 1999, respectively. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. The Company is in ongoing negotiations to raise general operating funds and funds for specific projects. Management will be required to, and expects to, raise additional capital through the issuance of debt securities and offerings of equity securities to fund the Company's operations, and will attempt to continue raising capital resources until such time as the Company generates revenues sufficient to maintain itself as a viable entity. However, there is no assurance that such financing will be obtained.

The Company's sole asset is its interest from the 1997 DRSTP Agreement, which will not become effective until the treaty between the DRSTP and the Federal Government of Nigeria becomes effective (See Note 14.) The failure of the treaty to become effective could have a materially adverse effect on the Company's operations.

The Company has available a $4 million working capital line of credit from a shareholder with total borrowings of $2,444,944 as of September 30, 2000. It is expected that the Company will continue to borrow funds from its shareholder in the future but there is no assurance that funds will be made available or under similar terms. In prior years, the Company was able to raise funds in a timely manner, but there is no assurance that they will continue to do so in the future. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. If the Company is unable to continue as a going concern, the values realized from the Company's assets may be less than the carrying amounts reported in its financial statements. The accompanying financial statements do not include any adjustments relating to the recoverability and

                 ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 3 - RESTRICTED CASH

At September 30, 2000 and 1999, the Company has restricted cash of $15,811, which is invested in an interest-bearing certificate of deposit, pledged as collateral for a performance bond covering certain oil and gas properties in Wichita Falls, Texas. These oil and gas properties were abandoned and written off during the year ended September 30, 1999 and the Company is currently investigating the release of the performance bond.

NOTE 4 - PROPERTY AND EQUIPMENT

Investments in oil and natural gas properties are accounted for using the full cost method of accounting. All costs associated with the acquisition, exploration and development of oil and natural gas properties are capitalized.

Property and equipment is recorded at cost. Maintenance and repair costs are charged to expense as incurred. When items of property or equipment are sold or retired, the related costs are removed from the accounts and any gains or losses are reflected as income or expense.

Depreciation was computed on the straight-line method for financial reporting purposes, based on the estimated useful lives of the assets. Autos and trucks were depreciated over a three to five year life, field equipment over a five to 15 year life, office furniture over a three to five year life, and the building over a 30 year life. Depreciation expense totaled $327,564 during the year ended September 30, 1999.

Depletion (including provisions for future abandonment and restoration costs) of all capitalized costs of proved oil and gas producing properties is expensed using the unit-of-production method by individual fields as the proven developed reserves are produced. Since there was no oil and gas production during the years ended September 30, 2000 and 1999, no depletion expense was recorded.

In addition, the capitalized costs of oil and natural gas properties are subject to a "ceiling test" whereby to the extent that such capitalized costs subject to amortization in the full cost pool (net of depletion, depreciation and amortization and related deferred taxes) exceed the present value (using a 10% discount rate) of estimated future net after-tax cash flows from proved oil and natural gas reserves, such excess costs are charged to operations as ceilings test charges. Impairment of oil and natural gas properties is assessed on a quarterly basis. Once incurred an impairment of oil and natural gas properties is not reversible at a later date.

During the year ended September 30, 1999, the Company implemented its exit strategy for its United States oil and gas properties and disposed of or abandoned and wrote off the following:

         o An undivided 7/8 net revenue with a 100% working interest in a 100 well lease located in the Gunsite Sand Lease in Ector, Texas.

         o An undivided 7/8 interest in a 100 well lease located in the Woodbine Sand Lease Block in Henderson County, Texas.

         o A 3/8 undivided interest in a natural gas well that had been plugged and abandoned approximately 10 years previous.

         o Interests in 22 wells on seven oil, gas and mineral leases located in Uintah and Duchesne Counties, Utah, acquired from three joint owners. The purchase agreement was closed on October 8, 1997, at which time the Company received the lease assignment.
             The terms of the acquisition were for the Company to pay
             $250,000 in cash and issue 250,000 shares of the Company's common stock at each of the following four dates: closing, December 30, 1997, March 30, 1998 and June 30, 1998. The
             Company

                 ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


             also was required to guarantee that the bid price on the date the Rule 144 restrictions lapse will be no less than $2.00 per share or the Company is required to either issue additional shares or pay the difference in cash, at the Company's option. See Note 10 for discussion of final settlement with Uintah.

         o The Company negotiated the sale of its Utah oil and gas operations to Mountain Oil, Inc. ("Mountain Oil"). The sale included the Company's rights, title and working, royalty and overriding interests in its oil and gas leases as well as any existing oil and gas production equipment, materials, fixtures and improvements. In addition Mountain Oil acquired the Company's existing office space, furniture, fixtures and computer hardware and software. As consideration for the sale, Mountain Oil assumed the Company's accounts payable associated with these operations, subject to certain restrictions as defined by the agreement. Mountain Oil also assumed certain performance bonds required by the State of Utah to conduct operations on certain of the leases conveyed. The Company was released from its obligation to maintain such bonds. No cash proceeds were received in the conveyance.

         o Leases on oil and gas properties located in and around Wichita Falls, Texas were not renewed and were allowed to revert back to the existing landowners, including any interests in known amounts of proved reserves. The Company retained ownership of certain production equipment in and around approximately 180 wells on said leases, but this equipment is deemed to have very little value and will be salvaged by the Plugging and Abandonment Company when certain wells are required to be plugged. Accordingly, these properties were abandoned and leasehold and equipment costs were written off. The Company is potentially responsible for plugging the remaining wells on these leases for which $500,000 has been accrued to satisfy any future obligation for plugging costs, net of estimated salvage.

As a result of the above abandonments and dispositions the Company recognized a loss of $3,161,657 which is recorded within write-offs and abandonments in the September 30, 1999 statement of operations.

NOTE 5 - MASTER SERVICE AGREEMENT

In September 1996 Bass Environmental Services Worldwide, Inc., ("BESW"), entered into a master service agreement with Chevron to plug and abandon oil wells located in the Gulf of Mexico off the coast of Louisiana. In April 1997, BESW assigned this contract to the Company in exchange for 3,000,000 shares of the Company's common stock. Chevron reissued the contract in the Company's name. At the time of the acquisition, BESW was controlled by Sam Bass, the CEO of ERHC. The Company valued this acquisition on the basis of the par value of the Company's common stock given up, or $300, because no historical cost basis could be individually determined and the contract has minimal value until the Company has built or purchased the equipment to commercialize the contract. As a part of the settlement with BAPCO discussed in Note 10, this agreement was assigned to a new corporation held for the benefit of Mr. Bass or his assigns.

NOTE 6 - NOTES PAYABLE

CONVERTIBLE DEBT
The following describes the original terms of the Company's convertible debt at the indicated dates of issuance:

         In November 1997, the Company issued 5.5% convertible senior subordinated secured notes due 2002 in exchange for $4,300,000 cash. These notes are convertible into shares of the Company's common stock at a conversion price no less than $1.25 per share. If all of the notes are converted at the lowest possible price, the Company would be required to issue 3,440,000 shares of common stock. These notes also carried warrants for an additional 283,800 shares of common stock with an exercise price of $3.17 per share, or total additional proceeds to the Company of $899,636 in cash in the event all of the warrants are exercised.

         In April 1998, the Company issued 12% convertible subordinated unsecured notes due January 1999 in exchange for $300,000 cash. These notes are convertible into shares of the Company's common stock at

                 ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         a conversion price of $1.50 per share. If all of these notes are converted, the Company will be required to issue 200,000 shares of common stock. These notes also carried warrants for an additional 210,000 shares of common stock with an exercise price of $1.25 per share, or total additional proceeds to the Company of $262,500 in cash in the event all of the warrants are exercised.

         In June 1998, the Company issued 12% convertible subordinated unsecured notes due December 1999 in exchange for $425,000 cash. These notes are convertible into shares of the Company's common stock at a conversion price of $1.00 per share. If all of these notes are converted, the Company will be required to issue 425,000 shares of common stock. These notes also carried warrants for an additional 531,250 shares of common stock with an exercise price of $0.50 per share for the first two years, and $0.85 per share thereafter, or total additional proceeds to the Company of $265,625, or $451,563 in cash in the event all of the warrants are exercised.

         In June 1998, the Company issued 5.5% convertible subordinated unsecured notes due June 2000 in exchange for $1,250,000 cash and $43,750 of broker fees. These notes are convertible into shares of the Company's common stock at a conversion price to be determined by a stated formula. If all of these notes are converted using the conversion price at the issuance date ($0.69517), the Company will be required to issue 1,798,124 shares of common stock. These notes also carried warrants for an additional 230,000 shares of common stock with an exercise price of $0.8634 per share, or total additional proceeds to the Company of $198,582 in cash in the event all of the warrants are exercised.

         In July 1998, the Company issued 8.0% convertible subordinated unsecured notes due July 2000 in exchange for $1,200,000 cash. These notes are convertible into shares of the Company's common stock at a conversion price to be determined by a stated formula. If all of these notes are converted using the conversion price at the issuance date ($0.478723), the Company will be required to issue 2,506,668 shares of common stock. In connection with this funding, the Company issued warrants for 108,000 shares of common stock with an exercise price of $0.74375 per share, or total proceeds to the Company of $80,325 in cash if all of the warrants are exercised.

         In July 1998, the Company issued 8.0% convertible subordinated unsecured notes due August 2000 in exchange for $275,000 cash. These notes are convertible into shares of the Company's common stock at a conversion price to be determined by a stated formula. If all of these notes are converted using the conversion price at the issuance date ($0.644878), the Company will be required to issue 426,437 shares of common stock. In connection with this funding, the Company issued warrants for 24,750 shares of common stock with an exercise price of $0.73125 per share, or total proceeds to the Company of $18,098 in cash if all of the warrants are exercised.

         In August 1998, the Company issued 8.0% convertible subordinated unsecured notes due August 2000 in exchange for $1,010,000 cash. These notes are convertible into shares of the Company's common stock at a conversion price to be determined by a stated formula. If all of these notes are converted using the conversion price of the issuance date ($0.979813), the Company will be required to issue 1,030,809 shares of common stock. In connection with this funding, the Company issued warrants for 90,900 shares of common stock with an exercise price of $0.9938 per share, or total proceeds to the Company of $90,336 in cash if all of the warrants are exercised.

         In October 1998, the Company issued a 20% convertible subordinated unsecured note to Talisman Capital, due October 2000 in exchange for $500,000 cash. This note is convertible into shares of the Company's common stock at a conversion price to be determined by a stated formula. If the note was converted using the conversion price at the issuance date ($1.00), the Company will be required to issue 500,000 shares of common stock. This note also carried warrants for an additional 1,500,000 shares of common stock with an exercise price of $0.40 per share, or total additional proceeds to the Company of $600,000 in cash in the event all of the warrants are exercised.

                 ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          In October 1998, the Company issued 12% convertible subordinated unsecured notes due December 31, 1999 in exchange for $800,000 cash. These notes are convertible into shares of the Company's common stock at a conversion price to be determined by a stated formula. If all of these notes are converted using the conversion price at the issuance date ($1.25), the Company will be required to issue 640,000 shares of common stock. These notes also carried "A" and "B" warrants for an additional 1,200,000 and 1,200,000 shares of common stock, respectively, with exercise prices of $0.50 and $3.00 per share, or total additional proceeds to the Company of $4,200,000 in cash in the event all of the warrants are exercised.

          In October 1998, the Company received conversion notices on $412,350 of the convertible debt issued in July and August 1998. This debt, and accrued interest amounting to $7,497, was converted into 1,210,686 shares of common stock under the applicable conversion formulas.

          In April 1999, the Company received conversion notices on $750,000 of the convertible debt issued in November 1997. This debt, and accrued interest and penalties thereon of $400,110, was converted into 5,750,550 shares of common stock. Also in April 1999, the Company received conversion notices on $1,362,650 of the convertible debt issued in July and August 1998. This debt, and accrued interest and penalties of $675,216, was converted into 11,714,293 shares of common stock.

          Effective April 1999, the Company negotiated a Standstill Agreement with each of its convertible noteholders. The Standstill Agreement essentially waived all interest and penalties from the effective date of the agreement (April 23, 1999) through October 15, 1999, changed the conversion feature of each note so each note's conversion terms were uniform, and fixed the conversion price to be $0.20 per share. Each noteholder also agreed, until October 15, 1999, (i) not to convert all or any part of their notes, (ii) not to declare a default or seek acceleration of any payments under the notes; (iii) not to commence any foreclosure or bankruptcy actions under the note; (iv) not to declare an event of default or commence any arbitration action under any of the transaction documents. In addition all interest and penalties accrued through the effective date of the Standstill Agreement were converted to common stock of the Company. Accordingly, the Company issued 12,815,321 shares of common stock in exchange for accrued interest of $562,848 and accrued penalties of $1,831,392.

          In October 1999, the Company received a conversion notice on $150,000 of the convertible debt issued in July 1998. This debt, and accrued interest and penalties of $145,881, was converted into 7,607,092 shares of common stock.

          CONVERTIBLE DEBT PAYABLE TO SHAREHOLDERS
          During 1997, the Company issued two notes payable to shareholders who are also officers and directors in exchange for cash of $1,842,405. These notes had no stated maturity date and an 8.5% interest rate. The notes are convertible into restricted common stock at 50% of the average bid price for the month in which the loan was made. During 1999, the remaining unpaid balance of $771,712, including accrued and unpaid interest of $56,744, was converted into 3,939,505 shares of common stock.

          In August 1999, in conjunction with the change in control of the Company involving TCHC, the Company entered into a $4.0 million senior secured 8.00% exchangeable promissory note (the "Line of Credit"). This note and any unpaid and accrued interest is convertible into common stock of the Company at a conversion price of $0.20 per share. If this Line of Credit was converted at September 30, 2000 using the conversion price of $0.20 per share, the Company would be required to issue 13,095,725 shares of common stock based on an outstanding principal amount of $2,444,955, and accrued interest of $174,190.

                 ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          As stated at Note 14, under the escrow agreement with Chrome Energy, L.L.C., the terms of the Company's convertible debt were revised and maturity dates were extended to January 31, 2003.

NOTE 7 - ACCRUED SALARIES

          At September 30, 2000 and 1999 the Company has accrued salaries of $1,013,035 owed to two former officers of the Company. The amounts and rights claimed by these officers are subject to lawsuits in which the Company is negotiating a final settlement. As of September 30, 2000 no agreement has been reached, but the Company expects that a negotiated settlement may result in the issuance of additional shares of common stock of the Company (See Note 14). During the year ended September 30, 1999, one former officer converted $945,000 of accrued officer's salary into 4,580,000 shares of common stock of the Company in full settlement of salary earned in previous periods.

NOTE 8 - ACCRUED INTEREST AND PENALTIES

          Accrued interest and penalties consisted of the following:

                                                          September 30,
                                                 ---------------------------
                                                     2000           1999
                                                 ------------  -------------

          Accrued interest - shareholder loans   $    174,190  $      8,945
          Accrued interest - convertible debt         579,351        20,256
          Accrued penalties - convertible debt          -           125,625
                                                 ------------  ------------

          Total                                  $    753,541  $    154,826
                                                 ------------  ------------

NOTE 9 - INCOME TAXES

          At September 30, 2000 the Company has a consolidated net operating loss carry-forward ("NOL") of approximately $47,000,000 expiring through 2020. The Company has a $16,163,724 deferred tax asset resulting from this NOL. The loss carryforwards are subject to certain limitations under the Internal Revenue Code including Section 382 of the Tax Reform Act of 1986. ERHC believes that the utilization of these net operating loss carryforwards could be significantly limited due to the August 1999 change in ownership and the 1999 BAPCO settlement. The ultimate realization of the resulting net deferred tax asset is dependent upon generating sufficient taxable income prior to expiration of the NOLs. Due to the nature of these NOLs and since realization is not assured, management has established a valuation allowance relating to the deferred tax asset for both 2000 and 1999 in an amount equal to the deferred tax asset.

NOTE 10 - SHAREHOLDERS' EQUITY(DEFICIT)

          The Company has authorized 950,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock.

          From time to time, in order to fund operating activities of the Company, common stock is issued for cash or in exchange for goods or services. Generally, offerings of the Company's common stock include warrants to acquire common stock of the Company at fixed exercise prices. Occasionally, depending on the nature of the offering and restrictions imposed on the shares being acquired, the exercise price of the warrant may be below the fair market value of the underlying common stock on the date of issuance.

          During the year ended September 30, 1999, the Company completed various private offerings of its common stock for cash in the amount of $2,102,000 and issued 397,040,000 shares. In addition, the

                 ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          Company issued 7,169,000 shares of common stock in exchange for goods and services for a total value of $1,034,902, primarily for consulting services. The Company issued 10,843,917 shares of common stock to settle accounts payable valued at $770,223 and 10,580,000 shares of common stock to settle accrued salary of $945,000 owed to one officer, and bonuses of $3,780,000 to three officers of the Company for past services.

          CONVERTIBLE DEBT, NET
          In October 1998, the Company received conversion notices on $412,350 of the convertible debt issued in July and August 1998. This debt, and accrued interest of $7,497, was converted into 1,210,686 shares of common stock under the applicable conversion formulas.

          Effective April 1999, the Company negotiated Standstill Agreements with substantially all of its convertible noteholders. The Standstill Agreement essentially waived all interest and penalties from the effective date of the agreement (April 23, 1999) through October 15, 1999, changed the conversion feature of each note so each note's conversion terms were uniform, and fixed the conversion price to be $0.20 per share. Each noteholder also agreed, until October 15, 1999,
          (i) not to convert all or any part of their notes, (ii) not to declare a default or seek acceleration of any payments under the notes, (iii) not to commence any foreclosure or bankruptcy actions under the note, and (iv) not to declare an event of default or commence any arbitration action under any of the transaction documents. In addition all interest and penalties accrued through the effective date of the Standstill Agreement were converted to common stock of the Company. Accordingly, the Company issued 12,815,321 shares of common stock in exchange for accrued interest of $562,848 and accrued penalties of $1,831,392.

          In April 1999, the Company received conversion notices on $750,000 of the convertible debt issued in November 1997. This debt, and accrued interest and penalties of $400,110, was converted into 5,750,550 shares of common stock. Also in April 1999, the Company received conversion notices on $1,362,650 of the convertible debt issued in July and August 1998. This debt, and accrued interest and penalties of $675,216, was converted into 11,714,293 shares of common stock.

          In October 1999, the Company received a conversion notice on $150,000 of the convertible debt issued in July 1998. This debt, and accrued interest and penalties of $145,881, was converted into 7,607,092 shares of common stock.

          CONVERTIBLE DEBT PAYABLE TO SHAREHOLDERS
          During 1997, the Company issued two notes payable to shareholders who are also officers and directors in exchange for cash of $1,842,405. These notes had no stated maturity date and an 8.5% interest rate. The notes are convertible into restricted common stock at 50% of the average bid price for the month in which the loan was made. During 1999, the remaining unpaid balance of $771,712, including accrued and unpaid interest of $56,744, was converted into 3,939,505 shares of common stock.

          In August 1999, in conjunction with the change in control of the Company involving TCHC, the Company entered into a $4.0 million senior secured 8.00% exchangeable promissory note (the "Line of Credit"). This note and any unpaid and accrued interest is convertible into common stock of the Company at a conversion price of $0.20 per share. On September 30, 2000, if this Line of Credit was converted using the conversion price of $0.20 per share, the Company would be required to issue 13,095,725 shares of common stock based on an outstanding principal amount of $2,444,944, and accrued interest of $174,190.

          DRSTP GEOLOGICAL DATA
          In July 1997, the Company acquired substantial geologic data and other information from an independent source in exchange for 1,000,000 shares of the Company's common stock. This data was valued at $2,000,000 based on an agreement with the seller that the Company would repurchase these

                 ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          shares for $2,000,000 at a rate of 25% per quarter should the seller so choose. In December 1997, the Company repurchased 250,000 shares of its common stock for $500,000 in cash. Due to the unavailability of cash resources, the Company was unable to acquire the remaining shares when presented by the seller. Accordingly, the seller sold those shares in the open market with the proceeds generated from the sales offsetting the obligations owed by the Company. Under the agreement's terms of default the seller requested that the Company make whole the seller's shortfall incurred from disposition of the stock at less than $2.00 per share. Accordingly, the Company issued an additional 6,997,917 shares of common stock of the Company and paid cash of $222,500 during fiscal year 1999 and $122,000 in fiscal year 2000, leaving a remaining obligation in accounts payable of approximately $246,000 at September 30, 2000. The additional cost of $1,091,875 associated with the settlement of this obligation was expensed during fiscal year 2000.

          BASS AMERICAN PETROLEUM COMPANY
          On April 9, 1997, the Company acquired 100% of the issued and outstanding common stock of Bass American Petroleum Company, ("BAPCO"), which was accounted for as a purchase. In exchange, the Company issued 7,744,000 shares of common stock for such shares of BAPCO. BAPCO had been an inactive company for several years, however BAPCO owned a variety of oil well production enhancing equipment, which is proprietary to, but not patented by BAPCO. The transaction was in essence an asset acquisition. At the time of the acquisition, BAPCO was 100% owned by the Chairman, President and CEO of ERHC. The Company began using BAPCO as the operator of the various oil and natural gas leases it acquired.

          On April 8, 1999, after investigation and due consideration of the options available to the Company regarding certain of its assets, the Board voted to realign assets between itself and its subsidiary, BAPCO. Following such realignment, BAPCO, as realigned, was transferred to a new corporation, unrelated to ERHC, formed for the benefit of Sam Bass or his assigns. This corporation exchanged the 7,744,000 shares which Mr. Bass and such companies received from the 1997 BAPCO transactions for all shares in the new corporation. The exchanged shares were returned to the Company and canceled during the fourth quarter of 1999.

          In addition, BAPCO assigned all rights, title and interest, if any, in the leases in the Uintah, Wichita Falls, Nueces and MIII oil and gas properties to ERHC. ERHC was responsible for perfecting the interest in these properties. Additionally the Company agreed to assume certain liabilities of the oil and natural gas properties which consisted of then outstanding accounts payable and environmental obligations. BAPCO also removed itself as operator of these properties.

          BAPCO retained certain rights, titles and interests of certain assets and including but not limited to certain environmental remediation equipment, a license and rights under the Chevron Master Service Agreement.

          Accordingly this transaction resulted in the reduction of net property and equipment by approximately $3.2 million. The common stock and additional paid in capital accounts were adjusted to reflect the return and cancellation of 7,744,000 common shares based on the $0.35 per share common stock price on April 8, 1999. The settlement of this transaction resulted in a loss of $467,400 being recorded in write-offs and abandonments in the 1999 statement of operations.

          PROCURA FINANCIAL CONSULTANTS, CC("PFC")
          Under the May 1997 Agreement between the DRSTP and the Company, PFC is a party to the Agreement. The Company and PFC are negotiating an agreement whereby the Company would issue common shares to PFC in exchange for PFC foregoing its rights under the 1997 DRSTP Agreement. The Company has issued, but not delivered 2,000,000 shares in anticipation of settling this negotiation. On February 10, 2001, this transaction was settled (See Note 14).

                 ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          ARBITRATION SETTLEMENTS
          During 1998, the Company took action to cancel the Kingsbridge Equity Line of Credit dated March 1998. The original negotiated cancellation agreement required the Company to pay $100,000 in cash and issue warrants for 100,000 shares of common stock. The Company did not complete the negotiated cancellation and Kingsbridge made application to arbitrate the outstanding issues with the Company. During September 1999, the Company paid $85,000 in full and final settlement of this cancellation.

          In April 1998, Uinta Oil and Gas, Inc. ("Uinta") filed suit in Utah relating to the Company's October 1997 acquisition of 22 oil and gas wells in Utah. The other two joint sellers of these wells, along with Uinta, filed a formal demand for arbitration as the purchase agreement required. During the year ended September 30, 1999 the Company reached an agreement with Uinta and issued 7,780,653 shares of common stock with a total value of $2,541,939 on the date of issue. Upon disposition of these oil and gas properties the full amount of the settlement has been charged to write-offs and abandoments in the September 30, 1999 statement of operations (See Note 4).

          WARRANTS
          From time to time, in order to fund operating activities of the Company, common stock and convertible debt are issued for cash and common stock is issued in exchange for goods or services. Generally, offerings of the Company's common stock and convertible debt include warrants to acquire common stock of the Company at fixed exercise prices. Occasionally, depending on the nature of the offerings (common stock or debt) and restrictions imposed, the exercise price of the warrant may be below the fair market value of the underlying common stock on the date of issuance. As of September 30, 2000 and 1999 the Company has outstanding 8,242,825 warrants to acquire the Company's common stock at exercise prices that range from $0.25 to $3.17 per share, or total proceeds to the Company of $8,326,522 in cash at an average exercise price of $1.01 if all of the warrants are exercised. These warrants expire on various dates throughout the period October 28, 2000 to April 22, 2009.

NOTE 11 - DEFERRED COMPENSATION

          During 1996, ERHC issued 755,043 shares of common stock into escrow in exchange for services to be rendered by a consultant under a four year contract. These services were valued at $125,000 per year, and the Company is amortizing this deferred compensation expense at a rate of $31,250 per quarter. This consultant later became ERHC's Chairman, President and CEO. The final quarter of amortization ended on September 30, 1999.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

          LEASE COMMITMENTS
          At September 30, 2000, the Company had no material non-cancelable lease commitments.

          LITIGATION AND OTHER CONTINGENCIES
          From time to time, certain potential obligations are presented to the Company that may have originated during periods not under existing management's control. These alleged obligations are generally for goods and services for which the Company has no record. The Company actively investigates these claims as they arise. All known material obligations of the Company have been recorded and are reflected in the financial statements, but there is no certainty that all material claims have been presented to the Company nor have the benefits of available statutes of limitations been considered, should they apply (See Note 14).

          The Company is subject to other legal proceedings which have arisen in the ordinary course of business and have not been fully adjudicated. Although there can be no assurance as to the ultimate disposition of

                 ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          these matters and the proceedings disclosed above, in the opinion of management, based upon information available at this time, the cost of defense or settlement of these actions, individually or in the aggregate, will not have a materially adverse effect on the financial position, results of operations, or cash flows of the Company (See
          Note 14).

NOTE 13 - SAO TOME CONCESSION

          CONCESSION FEE PAYMENT
          The 1997 DRSTP Agreement required the Company to pay a $5,000,000 concession fee to the Sao Tome government. In September 1997, the Company received a Memorandum of Understanding (the "DRSTP MOU") from the Sao Tome government, which allowed the Company to pay this concession fee within five days after Sao Tome files the relevant official maritime claims maps with the United Nations and the Gulf of Guinea Commission. In December 1997, the Company paid $2,000,000 of this concession fee to Sao Tome. In June 1998, it paid $1,000,000 of this concession fee and in August 1998, the Company paid $1,000,000 of this concession fee. During fiscal year 1999, the Company engaged in various activities relative to continuing to develop and promote its interest in the DRSTP. In August 1999, the Company paid the final $1,000,000 of the concession fee from proceeds of the sale of common stock to TCHC during the fourth quarter of fiscal year 1999.

          In October 1999, the government of DRSTP claimed that the Company had breached certain terms of the 1997 DRSTP Agreement and announced a termination of the Agreement. The Company immediately exercised its rights to have the matter settled via international arbitration in accordance with the terms of the 1997 DRSTP Agreement. The arbitration process continued through fiscal year 2000 (See Note 14).

          INVESTMENT IN AND ADVANCES TO STPETRO, S.A.
          In July 1998, the government of the Democratic Republic of Sao Tome and Principe established the Sao Tome and Principe National Petroleum Company, SA ("STPetro") as the national petroleum company. The charter established the initial ownership of STPetro as 51% by DRSTP and 49% by ERHC in exchange for $51,000 and $49,000, respectively. Through September 30, 1999, the Company expended $1,045,351 on behalf of STPetro. During fiscal year 2000, the Company borrowed $31,207 under the TCHC line of credit to pay other expenses and obligations relative to STPetro (See Note 14).

NOTE 14 - SUBSEQUENT EVENTS

          CHANGE OF CONTROL AND PURCHASE AGREEMENT
          On February 15, 2001, pursuant to a Purchase Agreement dated December 31, 2000, as amended by a First Amendment thereto dated January 31, 2001 (as amended, the "Purchase Agreement"), between Chrome Energy, L.L.C., a Delaware limited liability company ("Chrome"), Talisman Capital Opportunity Fund Ltd. ("Talisman"), and TC Hydro Carbon, Inc., a Delaware corporation ("TC Hydro Carbon" and, together with Talisman, the "Sellers"), Chrome purchased from the Sellers for $6,000,000 cash the following: (i) 375,000,000 shares of ERHC common stock, par value $.0001 per share (the "Common Stock"), owned of record by TC Hydro Carbon; (ii) 2,244,385 shares of the Common Stock held and owned of record by Talisman; (iii) a convertible senior subordinated note from ERHC due October 15, 2002, in the principal amount of $750,000 owned and held by Talisman (the "5.5% Note"); (iv) a convertible note from ERHC due October 26, 2000, in the principal amount of $500,000, owned and held by Talisman (the "20% Note"); (v) a senior secured 8.00% exchangeable promissory note from ERHC due September 1, 2004, in the principal amount of $4,000,000 owned and held by TC Hydro Carbon (the "Line of Credit"); (vi) a warrant certificate dated as of October 26, 1998, owned and held by Talisman providing the right to purchase 750,000 shares of the Common Stock until October 26, 2008; (vii) a warrant certificate dated as of October 26, 1998, owned and held by Talisman providing the right to purchase 750,000 shares of the Common Stock until October 26, 2008; (viii) a warrant certificate dated as of October 15, 1997, owned by Talisman providing the right to purchase 45,000 shares of the

                 ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          Common Stock until October 15, 2002; and (ix) a warrant certificate dated as of April 23, 1999 owned by Talisman providing the right to purchase 1,000,000 shares of Common Stock until April 22, 2009. Subsequent to February 15, 2001, Chrome transferred to its financial advisors an aggregate of 116,629,564 shares of Common Stock acquired in this transaction.

          CHANGE OF COMPANY MANAGEMENT
          Upon consummation of the purchase by Chrome of the foregoing securities of the Company, the Company's three directors prior to February 15, 2001 (the "Talisman Directors") elected three new directors. Immediately after the election of these new directors, the Talisman Directors resigned from the board of the Company. The new directors elected the new executive officers of the Company.

          As a result of the February 15, 2001 Purchase Agreement Chrome Oil Services Limited, a Bahamian corporation and the sole member of Chrome ("COS"), and Sir Emeka Offor, a citizen of Nigeria and the sole shareholder, officer and director of COS, Chrome beneficially owns 281,339,771 shares of the Company's Common Stock.

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

                 ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          payable by the Company on January 31, 2002 and at maturity, (iii) the conversion price is fixed at $0.20 per share, subject to standard anti-dilution adjustments, and (iv) all prior defaults by the Company are waived. Substantially all note holders agreed to the amended terms. Original notes were canceled and replaced with new debt instruments.

          LINES OF CREDIT (CHROME)
          In connection with the Purchase Agreement between Chrome and TCHC, the TCHC $4.0 million line of credit was acquired and assumed by Chrome. Chrome and the Company subsequently agreed to amend and restate the line of credit into a $2.2 million note and Chrome has made available, a new working capital line of credit in the amount of $1.8 million at terms similar to the TCHC line of credit. In addition, as provided for by the settlement of the derivative lawsuit on February 9, 2001, Chrome executed an additional $5.0 million senior convertible promissory note ("$5.0 Million Line of Credit") bearing interest at a rate of 10% per annum, maturing in 2004. The $5.0 million Line of Credit is convertible at the lesser of $0.20 per share or such price as shall be determined by the Board of Directors of ERHC based on an independent determination by a recognized investment banker.

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

          CONCESSION FEE AGREEMENT
          After the control acquisition by Chrome, the Company initiated negotiations with the DRSTP concurrent with the arbitration process. On May 21, 2001, the Company and the DRSTP reached a Memorandum of Agreement, witnessed by the Federal Republic of Nigeria, ("2001 DRSTP Agreement") which replaced the 1997 DRSTP Agreement and suspended the arbitration process. The 2001 DRSTP Agreement will be embodied in a Consent Award to be issued by the Arbitrator upon the ratification of a treaty between the Federal Republic of Nigeria and the DRSTP relative to the Joint Development Zone ("JDZ") between the countries. Should a treaty between the Federal Republic of Nigeria and DRSTP on the joint development of petroleum and other resources in areas of the exclusive economic zone of the two nations become effective, the 2001 DRSTP Agreement will then become effective and be in effect through September 30, 2024. Should a treaty not be entered between the two countries by May 21, 2003, (i) the 2001 DRSTP Agreement will be null and void and (ii) the parties will revert to the 1997 DRSTP Agreement and the arbitration proceedings regarding the agreements will resume. No further action has been taken by the Company or the DRSTP and no treaty between the DRSTP and the Federal Republic of Nigeria has been signed. There can be no assurance that a treaty will be entered, or that if a treaty is not entered, that the results of any future arbitration proceedings will result favorably to the Company.

          This 2001 DRSTP Agreement gives ERHC rights to participate in exploration and production activities in both the exclusive territorial waters of the DRSTP (its Exclusive Economic Zone "EEZ") and an area between DRSTP and the Federal Republic of Nigeria that the two nations have designated as a JDZ.

                 ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          Since the 2001 DRSTP Agreement replaces the 1997 DRSTP Agreement, it requires the Company to relinquish its rights arising under the 1997 DRSTP Agreement including any interest it had in STPetro.

                    If the 2001 DRSTP Agreement becomes effective, the Company will be entitled to the following:

                    o 10% of the DRSTP share of all Profit Oil received from operations conducted in the Joint Development Zone. Profit Oil means the available crude oil and natural gas minus all royalty payments and costs associated with the exploration and development of such oil and gas.

                    o 5% of the DRSTP share of all Signature Bonuses paid by contractors operating within the Joint Development Zone. Signature Bonuses are funds paid by an operator or contractor to acquire the right to enter into an exploration and production agreement.

                    o A 1.5% overriding royalty interest in all the production of crude oil and natural gas in the Joint Development Zone.

                    o The option to acquire up to a 15% paid working interest in up to two Blocks of the Company's choice in the Joint Development Zone (this interest option must be exercised by the Company prior to the signature of an exploration and production agreement with an operator or contractor). A Block is an area designated as an individual unit for exploration or production of crude oil and natural gas.

                    o Subject to certain restrictions, the Company shall receive up to two blocks of the Company's choice in the Exclusive Economic Zone but outside the Joint Development Zone for development (the DRSTP will have the prior right to reserve up to a maximum of the first three Blocks).

                    o The option to acquire up to a 15% paid working interest in up to two blocks of the Company's choice in the Exclusive Economic Zone but outside the Joint Development Zone (this working interest option must be exercised by the Company prior to the signature of an exploration and production agreement with an operator). The Company would be required to pay its proportionate share of the signature bonus and all other costs related to the exploration and exploitation of the Blocks.

              SHAREHOLDERS' EQUITY
              In addition to the 8.5 million shares of common stock issued to the plaintiffs' attorney in connection with the Derivatives Settlement, during March 2001 the Company issued 10 million shares of common stock to an officer and 18.5 million shares of common stock to a consultant for services rendered in connection with the February 2001 change of control transaction.

              SEC INVESTIGATION
              During the year ended September 30, 2000, the Company was advised by the Enforcement Division of the Securities and Exchange Commission ("SEC") that they had begun an investigation of the Company's past activities. The Company is cooperating fully with the SEC's investigation and has provided documentary support as requested. Although the Company has been advised that the focus of the investigation is actions taken by the Company prior to August 1999 there is no assurance that the investigation will not be expanded to later dates. As of September 7, 2001 there has been no recent contact from the SEC requesting additional information for the investigation. Until the Company receives notice informing otherwise, the investigation by the SEC remains pending.

                 ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


              PENDING LITIGATION AND OTHER CONTINGENCIES
              Following the August 1999 change in control of the Company, new management and the new board of directors have been required to expend significant Company resources to settle claims and expenses arising out of the conduct of prior management. In addition, the Company faces additional unresolved claims and disputes, including suits seeking recoveries in excess of $1.0 million brought by prior officers for back salary and disputes with third parties regarding the Company's rights to proceed under its STPetro offshore petroleum development joint venture with DRSTP. The Company is defending its position vigorously, but there is no certainty that the Company will prevail. The Company is proceeding in the hope that a settlement can be reached. As of September 30, 2000, officers salaries of $1,013,035 have been accrued and management believes this amount will be sufficient to settle any amount that may be due.

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

              COMMITMENTS
              The Company entered into a management services agreement with Chrome Oil Services, Ltd ("COS") in February 2001. Pursuant to that agreement, COS provides the Company with management and business development services in addition to providing specified services in the areas of refinery maintenance, engineering design, and upstream oil industry services. COS provides these services to the Company for a management fee of approximately $68,000 per month. Messrs. Mba, Echesi, and Ntephe are employees of COS that provide services to the Company and these persons receive salaries and expense reimbursement from COS, not from the Company.

              The Company's Houston, Texas office is leased by COS, pursuant to the management services agreement, and is provided for the Company pursuant to such agreement. This lease, for approximately 1,900 sq. ft. of office space, expires February 2006.

              The Company has not entered into any employment agreements with its officers. To date, members of the board of directors have not received any compensation, but have been reimbursed for expenses incurred in the performance of their duties. In the future, the Company may decide to pay its directors.

              The Company currently has four employees that provide services to the Company pursuant to the management services agreement with COS.