Form 10QSB
period 2000-12-31
ENVIRONMENTAL REMEDIATION HOLDING CORP
filed 2001-09-24
CIK 799235

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

   (MARK ONE)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

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



                          PART I. FINANCIAL INFORMATION



                                                                                            PAGE
                                                                                            ----
Item 1.    Financial Statements (Unaudited)

           Balance Sheet as of December 31, 2000                                              2

           Statements of Operations for the Three Months Ended
           December 31, 2000 and 1999                                                         3

           Statements of Cash Flows for the Three Months Ended
           December 31, 2000 and 1999                                                         4

           Notes to the Financial Statements                                                  5

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Plan of Operations                                                            11



                           PART II. OTHER INFORMATION


Item 1.    Legal Proceedings                                                                 14

Item 2.    Changes in Securities                                                             15

Item 3.    Defaults Upon Senior Securities                                                   15

Item 4.    Submission of Matters to a Vote of Security Holders                               15

Item 5.    Other Information                                                                 15

Item 6.    Exhibits and Reports on Form 8-K                                                  15

           (a)  Exhibits
           (b)  Reports on Form 8-K

Signatures                                                                                   17


ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

BALANCE SHEET
--------------------------------------------------------------------------------



                                                                                            DECEMBER 31,
                                                                                                2000
                                                                                          --------------
                                     ASSETS

CURRENT ASSETS
Cash                                                                                      $     15,333
Restricted cash                                                                                 15,811
Prepaid expenses and other current assets                                                       28,711
                                                                                          ------------

          Total current assets                                                                  59,855
                                                                                          ------------

Investment in STPetro, S.A.                                                                     49,000
Due from STPetro, S.A.                                                                       1,076,557
DRSTP concession fee                                                                         5,000,000
                                                                                          ------------

Total assets                                                                              $  6,185,412
                                                                                          ------------

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued liabilities                                                  $  1,761,081
Accrued officers salaries                                                                    1,013,035
Accrued interest                                                                               956,528
Current portion of convertible debt                                                          3,878,750
                                                                                          ------------

          Total current liabilities                                                          7,609,394
                                                                                          ------------

LONG TERM LIABILITIES
Convertible debt, shareholder                                                                2,565,637
Convertible debt, net of current portion                                                     3,550,000
                                                                                          ------------

          Total long term liabilities                                                        6,115,637
                                                                                          ------------

Total liabilities                                                                           13,725,031
                                                                                          ------------

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.0001 par value; authorized 10,000,000 shares;
   none issued and outstanding                                                                   -
Common stock, $0.0001 par value; authorized 950,000,000 shares;
   issued and outstanding 495,456,917                                                           49,546
Additional paid-in capital in excess of par                                                 43,602,094
Accumulated (deficit)                                                                      (51,191,259)
                                                                                          ------------

Total shareholders' (deficit)                                                               (7,539,619)
                                                                                          ------------

Total liabilities and shareholders' (deficit)                                             $  6,185,412
                                                                                          ------------



SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.


ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

STATEMENTS OF OPERATIONS
---------------------------------------------------------------------------------------------------------

                                                                             THREE MONTHS ENDED
                                                                                 DECEMBER 31,
                                                                   --------------------------------------
                                                                        2000                    1999
                                                                   -------------           --------------

COSTS AND EXPENSES
General and administrative expense                                 $     77,329            $     297,265
Interest expense                                                        202,987                  161,767
                                                                   -------------           --------------

Net loss                                                           $   (280,316)           $    (459,032)
                                                                   -------------           --------------

Weighted average number of shares outstanding                       495,456,917              487,932,511
                                                                   -------------           --------------

Net loss per share - basic and diluted                             $      (0.00)           $       (0.00)
                                                                   -------------           --------------



















SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.


ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------------------------------------------------------
                                                                                                   THREE MONTHS ENDED
                                                                                                       DECEMBER 31,
                                                                                            --------------------------------
                                                                                                2000                 1999
                                                                                            ------------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                     $(280,316)           $(459,032)
Adjustments to reconcile net loss to net cash used by operating activities
   Amortization of beneficial conversion feature and
     convertible debt expenses                                                                     -                136,414
Changes in operating assets and liabilities:
   Prepaid expenses and other current assets                                                    (4,500)              54,461
   Due from STPetro, S.A.                                                                          -                (23,206)
   Accounts payable and accrued expenses                                                       (38,864)            (335,862)
   Accrued interest expense                                                                    202,987              161,765
                                                                                            ------------         -----------

Net cash used by operating activities                                                         (120,693)            (465,460)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable to shareholder                                                     120,693              429,052
                                                                                            ------------         -----------

Net cash provided by financing activities                                                      120,693              429,052
                                                                                            ------------         -----------

Net decrease in cash                                                                               -                (36,408)

Cash, beginning of period                                                                       15,333               73,808
                                                                                            ------------         -----------

Cash, end of period                                                                          $  15,333            $  37,400

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Noncash financing and investing activities:
 Stock issued in connection with:
  Conversion of convertible debt                                                             $     -              $ 150,000
  Conversion of accrued interest payable and penalties                                       $     -              $ 145,881









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

                        NOTES TO FINANCIAL STATEMENTS


NOTE 2 - DEBT

In October 1999, the Company received notice on $150,000 of the convertible debt issued in July 1998. This debt, and accrued interest and penalties of $145,881, was converted into 7,607,092 shares of common stock.

NOTE 3 - GOING CONCERN

The Company's current liabilities exceed its current assets by $7,549,539 at December 31, 2000. For the three months ended December 31, 2000, the Company's net loss was $280,316. For the fiscal years 2000 and 1999 the Company incurred net losses of $1,958,880 and $19,727,835, respectively. The Company is in ongoing negotiations to raise general operating funds and funds for specific projects. Management will be required to, and expects to, raise additional capital through the issuance of debt securities and offerings of equity securities to fund the Company's operations, and will attempt to continue raising capital resources until such time as the Company generates revenues sufficient to maintain itself as a viable entity. However, there is no assurance that such financing will be obtained.

The Company's sole asset is its interest from the 1997 DRSTP Agreement, which will not become effective until the treaty between the DRSTP and the Federal Republic of Nigeria becomes effective. The failure of the treaty to become effective could have a materially adverse effect on the Company's operations.

The Company has available a $4.0 million working capital line of credit from a shareholder with total borrowings of $2,565,637 as of December 31, 2000. It is expected that the Company will continue to borrow funds from this shareholder in the future but there is no assurance that funds will be made available or under similar terms. In prior years, the Company was able to raise funds in a timely manner, but there is no evidence that they will continue to do so in the future. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. If the Company is unable to continue as a going concern, the values realized from the Company's assets may be less than the carrying amounts reported in its financial statements. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

                ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

                        NOTES TO FINANCIAL STATEMENTS


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

                ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

                        NOTES TO FINANCIAL STATEMENTS


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

                        NOTES TO FINANCIAL STATEMENTS


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

PENDING LITIGATION AND OTHER CONTINGENCIES
Following the August 1999 change in control of the Company, new management and the new board of directors have been required to expend significant Company resources to settle claims and expenses arising out of the conduct of prior management. In addition, the Company faces additional unresolved claims and disputes, including suits seeking recoveries in excess of $1.0 million brought by prior officers for back salary and disputes with third parties regarding the Company's rights to proceed under its STPetro offshore petroleum development joint venture with DRSTP. The Company is defending its position vigorously, but there is no certainty that the Company will prevail. The Company is proceeding in the hope that a settlement can be reached. As of December 31, 2000, officers' salaries of $1,013,035 have been accrued and management believes this amount will be sufficient to settle any amount that may be due.

                ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

                        NOTES TO FINANCIAL STATEMENTS


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

PLAN OF OPERATIONS

         During the first quarter of fiscal year 2001, the Company continued to attempt to raise capital resources and to explore for other capital sources that may be available. During the period ended December 31, 2000, capital resources were provided under the line of credit extended to the Company by TC Hydro Carbon. Funds were primarily used to exploit the Company's only material asset, an oil and gas exploration concession agreement entered into between the Company and the DRSTP, and to cover general administrative overhead. The Company expects that future expenditures will be similar in nature, contingent upon continued borrowings under its line of credit.

         During the three month period ended December 31, 2000 and 1999, the Company had no revenues from which cash flows could be generated to support operations and thus relied on borrowings funded from its existing line of credit provided by TC Hydro Carbon.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has financed its operations from the sale of its debt and equity securities (including the issuance of its securities in exchange for goods and services) and bank and other debt. The Company had expected to finance its operations and further development plans during fiscal 2000 in part through additional debt or equity capital and in part through cash flow from operations. However, due to the fact that the Company's registration statement was not declared effective during 1999, the Company realized that additional debt and equity financing was unavailable.

         The Company presently intends to utilize any available sources of funds to provide for general corporate overhead and to continue to pursue its interests in Sao Tome.

WORKING CAPITAL

         As of December 31, 2000, the Company had negative working capital of $7,549,539 of which $4,835,278 relates to convertible debt and related accrued interest. As of December 31, 2000, the Company had available a $4.0 million senior secured 8% exchangeable promissory note, or line of credit, with TC Hydro Carbon, of which $2,565,637 had been advanced to the Company. The Company expects to utilize this line of credit, which was assumed by Chrome in February 2001, in order to sustain minimum operations relative to continuing to develop and promote its interests in DRSTP. Where possible, the Company may seek to preserve cash resources by settling obligations through the issuance of shares of common stock and warrants or by the issuance of convertible debt instruments.

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

GOING CONCERN

         For the three month period ended December 31, 1999, the Company's independent auditors stated that the Company's financial condition raises substantial doubts about its ability to continue as a going concern. The Company's current liabilities exceed its current assets by $7,549,539 at December 31, 2000. For the three months ended December 31, 2000, the Company's net loss was $280,316. For the fiscal years 2000 and 1999 the Company has incurred net losses of $1,958,880 and $19,727,835, respectively. The Company is in ongoing negotiations to raise general operating funds and funds for specific projects. Management will be required to, and expects to, raise additional capital through the issuance of debt securities and offerings of equity securities to fund the Company's operations, and will attempt to continue raising capital resources until such time as the Company generates revenues sufficient to maintain itself as a viable entity. However, there is no assurance that such financing will be obtained.

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

         Exhibit 11.1      Computation of Earnings Per Share

     (b)    REPORTS ON FORM 8-K

                  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons, in the capacities and on the dates indicated below, have signed this report.

ENVIRONMENTAL REMEDIATION HOLDING CORPORATION



Name                                       Title                         Date
----                                       -----                         ----
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
