Form 10QSB
period 2001-03-31
ENVIRONMENTAL REMEDIATION HOLDING CORP
filed 2001-09-24
CIK 799235

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

   (MARK ONE)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to _____________

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

                          PART I. FINANCIAL INFORMATION


                                                                                           PAGE
Item 1.    Financial Statements (Unaudited)

           Balance Sheet as of March 31, 2001                                                2

           Statements of Operations for the Three and Six Months Ended
           March 31, 2001 and 2000                                                           3

           Statements of Cash Flows for the Six Months Ended
           March 31, 2001 and 2000                                                           4

           Notes to the Financial Statements                                                 5

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Plan of Operations                                                           11


                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                                                14

Item 2.    Changes in Securities                                                            15

Item 3.    Defaults Upon Senior Securities                                                  15

Item 4.    Submission of Matters to a Vote of Security Holders                              15

Item 5.    Other Information                                                                15

Item 6.    Exhibits and Reports on Form 8-K                                                 15

           (a)  Exhibits
           (b)  Reports on Form 8-K

Signatures                                                                                  17

ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

BALANCE SHEET
--------------------------------------------------------------------------------

                                                                                    MARCH 31,
                                                                                      2001
                                                                                 ---------------
                                     ASSETS

CURRENT ASSETS
Cash                                                                             $      15,333
Restricted cash                                                                         15,811
Prepaid expenses and other current assets                                               78,711
                                                                                 -------------

          Total current assets                                                         109,855

                                                                                 -------------
Investment in STPetro, S.A.                                                             49,000
Due from STPetro, S. A.                                                              1,076,557
DRSTP concession fee                                                                 5,550,000
                                                                                 -------------

Total assets                                                                     $   6,785,412
                                                                                 -------------


                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued liabilities                                         $   1,924,087
Accrued officers salaries                                                            1,013,035
Accrued interest                                                                       396,562
Current portion of convertible debt, net                                             3,878,750
                                                                                 -------------

          Total current liabilities                                                  7,212,434
                                                                                 -------------

LONG TERM LIABILITIES
Convertible debt, shareholder                                                        3,605,442
Convertible debt, net of current portion                                             4,332,373
                                                                                 -------------

          Total long term liabilities                                                7,937,815
                                                                                 -------------

Total liabilities                                                                   15,150,249
                                                                                 -------------

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.0001 par value; authorized 10,000,000 shares;
   none issued and outstanding                                                            -
Common stock, $0.0001 par value; authorized 950,000,000 shares;
   issued and outstanding 532,456,917                                                   53,246
Additional paid-in capital                                                          45,448,394
Accumulated (deficit)                                                              (53,866,477)
                                                                                 -------------

Total shareholders' (deficit)                                                       (8,364,837)
                                                                                 -------------

Total liabilities and shareholders' (deficit)                                    $   6,785,412
                                                                                 -------------


SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.

ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                              THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                  MARCH 31,                              MARCH 31,
                                                     ----------------------------------     ---------------------------------
                                                           2001               2000                2001             2000
                                                     ----------------------------------     ---------------------------------
COSTS AND EXPENSES
General and administrative expenses                  $  2,452,812        $    294,135       $   2,530,141     $    591,400
Interest expense and penalties                            222,406             189,850             425,393          351,617
                                                     ------------        ------------       -------------     ------------

Net loss                                             $ (2,675,218)       $   (483,985)      $  (2,955,534)    $   (943,017)
                                                     ------------        ------------       -------------     ------------

Weighted average number of shares outstanding         504,090,250         495,456,917         499,726,148      491,653,371
                                                     ------------        ------------       -------------     ------------

Net loss per share - basic and diluted               $      (0.01)       $      (0.00)      $       (0.01)    $      (0.00)
                                                     ------------        ------------       -------------     ------------


SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.

ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                           SIX MONTHS
                                                                                         ENDED MARCH 31,
                                                                                --------------------------------
                                                                                    2001                2000
                                                                                ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                        $ (2,955,534)        $ (943,017)
Adjustments to reconcile net loss to net cash used by operating activities
   Amortization of beneficial conversion feature
      and convertible debt expenses                                                     -               272,828
   Stock issued for services                                                       1,850,000               -
Changes in operating assets and liabilities:

   Prepaid expenses and other current assets                                         (54,500)           101,999
   Due from STPetro, S.A.                                                               -               (23,207)
   Accounts payable and accrued expenses                                             124,143           (337,328)
   Accrued interest expense and penalties                                            425,393            351,617
                                                                                ------------         ----------

Net cash used by operating activities                                               (610,498)          (577,108)
                                                                                ------------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in DRSTP                                                                 (550,000)              -
                                                                                ------------         ----------

Net cash used by investing activities                                               (550,000)              -
                                                                                ------------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable to shareholders                                        1,160,498            506,382
                                                                                ------------         ----------

Net cash provided by financing activities                                          1,160,498            506,382
                                                                                ------------         ----------

Net decrease in cash                                                                    -               (70,726)

Cash, beginning of period                                                             15,333             73,808
                                                                                ------------         ----------

Cash, end of period                                                             $     15,333         $    3,082
                                                                                ------------         ----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Noncash financing and investing activities:
   Stock issued in connection with:

    Conversion of convertible debt                                              $       -            $  150,000
    Conversion of accrued interest payable and penalties                        $       -            $  145,881
    Stock issued for services                                                   $  1,850,000         $     -


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

GENERAL BUSINESS AND NATURE OF OPERATIONS
Environmental Remediation Holding Corporation, ("ERHC" or the "Company"), is an independent oil and gas company. The Company's goal is to maximize its value through profitable growth in oil and gas reserves and production in Saa Tome and to acquire interests in non-producing oil and gas properties, particularly high potential international prospects in known oil producing areas. The Company's current focus is to exploit its only existing asset which is an oil and gas exploration concession in Sao Tome, an island nation located in the Gulf of Guinea off the coast of central West Africa.

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

NOTE 3 -  EQUITY

In March 2001, the Company issued 10,000,000 shares of Common Stock to an officer for services rendered in connection with the February 2001 change of control transaction. Accordingly, the Company recorded expenses of $500,000 relating to this transaction.

In March 2001, the Company issued 18,500,000 shares of Common Stock to a consultant for services rendered in connection with the February 2001 change of control transaction. Accordingly, the Company recorded expenses of $925,000 relating to this transaction.

In March 2001, the Company issued 8,500,000 shares of Common Stock to a law firm for attorneys' fees in connection with the settlement of a claim against the Company. Accordingly, the Company recorded expenses of $425,000 relating to this transaction.

NOTE 4 - GOING CONCERN

The Company's current liabilities exceed its current assets by $7,102,579 at March 31, 2001. For the six months ended March 31, 2001, the Company's net loss was $2,955,534. For the fiscal years 2000 and 1999 the Company incurred net losses of $1,958,880 and $19,727,835, respectively. The Company is in ongoing negotiations to raise general operating funds and funds for specific projects. Management will be required to, and expects to, raise additional capital through the issuance of debt securities and offerings of equity securities to fund the Company's operations, and will attempt to continue raising capital resources until such time as the Company generates revenues sufficient to maintain itself as a viable entity. However, there is no assurance that such financing will be obtained.

The Company's sole asset is its interest from the 1997 DRSTP Agreement, which will not become effective until the treaty between the DRSTP and the Federal Republic of Nigeria becomes effective. The failure of the treaty to become effective could have a materially adverse effect on the Company's operations.

The Company has available $9.0 million of working capital lines of credit from a shareholder with total borrowings of $3,605,442 as of March 31, 2001. It is expected that the Company will continue to borrow funds from this shareholder in the future but there is no assurance that funds will be made available or under similar terms. In prior years, the Company was able to raise funds in a timely manner, but there is no evidence that they will continue to do so in the future. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. If the Company is unable to continue as a going concern, the values realized from the Company's assets may be less than the carrying amounts reported in its financial statements. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 5 - SIGNIFICANT EVENTS

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

SETTLEMENT AGREEMENT (PROCURA)
On February 10, 2001, Chrome entered into an Assignment and Settlement Agreement with Procura Financial Consultants, C.C., a South African closely-held corporation ("Procura"), and STP Energy Corporation, a British Virgin Islands international business company ("STP"). Procura and STP had asserted claims and rights against the Company's business opportunities and contractual relationships with the DRSTP claiming, among other things, to be a joint venture partner of the Company in such relationship and also an indirect participant in STPetro, S.A., the national petroleum company of the DRSTP in which the Company owns a 49% equity interest. Under the Assignment and Settlement Agreement, Procura and STP assigned all such claims and rights to Chrome in exchange for $550,000 cash paid by Chrome. To the extent that any such claims were not assigned or not assignable to Chrome, Procura and STP released and covenanted not to sue the Company and the DRSTP. Although the Company is not a party to the Assignment and Settlement Agreement, Chrome has contributed the Procura and STP assigned claims and rights to the Company subject to repayment to Chrome of the cash consideration it paid to acquire such claims and rights.

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

PENDING LITIGATION AND OTHER CONTINGENCIES

Following the August 1999 change in control of the Company, new management and the new board of directors have been required to expend significant Company resources to settle claims and expenses arising out of the conduct of prior management. In addition, the Company faces additional unresolved claims and disputes, including suits seeking recoveries in excess of $1.0 million brought by prior officers for back salary and disputes with third parties regarding the Company's rights to proceed under its STPetro offshore petroleum development joint venture with DRSTP. The Company is defending its position vigorously, but there is no certainty that the Company will prevail. The Company is proceeding in the hope that a settlement can be reached. As of March 31, 2001, officers' salaries of $1,013,035 have been accrued and management believes this amount will be sufficient to settle any amount that may be due.

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

PLAN OF OPERATIONS

         During the six month period ended March 31, 2001, the Company continued to attempt to raise capital resources and to explore for other capital sources that may be available. During the six month period ended March 31, 2001, capital resources were provided under the line of credit extended to the Company by TC Hydrocarbon and Chrome. Funds were primarily used to exploit the Company's only material asset, an oil and gas exploration concession agreement entered into between the Company and the DRSTP, and to cover general administrative overhead. The Company expects that future expenditures will be similar in nature, contingent upon continued borrowings under its line of credit.

         During the three and six month period ended March 31, 2001 and 2000, the Company had no revenues from which cash flows could be generated to support operations and thus relied on borrowings funded from its existing lines of credit provided by TC Hydrocarbon and Chrome.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has financed its operations from the sale of its debt and equity securities (including the issuance of its securities in exchange for goods and services) and bank and other debt. The Company had expected to finance its operations and further development plans during fiscal 2001 and 2000 in part through additional debt or equity capital and in part through cash flow from operations.

         The Company presently intends to utilize any available sources of funds to provide for general corporate overhead and to continue to pursue its interests in Sao Tome.

WORKING CAPITAL

         As of March 31, 2001, the Company had negative working capital of $7,102,579 of which $4,275,312 relates to convertible debt and related accrued interest. During February 2001, a Purchase Agreement was executed by and between Chrome and TCHC effecting a change a control and the $4.0 million line of credit was acquired and assigned to Chrome. Chrome and the Company agreed to amend and restate the line of credit into a $2.2 million convertible note and Chrome has made available, a new working capital line of credit in the amount of $1.8 million at terms similar to the earlier line of credit. In addition, as provided for by the settlement of the derivative lawsuit on February 9, 2001, Chrome executed an additional $5.0 million senior convertible promissory note ($5.0 Million Line of Credit") bearing interest at a rate of 10% per annum, maturing in 2004. The $5.0 million Line of Credit is convertible at the lesser of $0.20 or such price as shall be determined by the Board of Directors of ERHC based on an independent determination by a recognized investment banker. As of March 31, 2001, the Company had borrowed against its available lines of credit a total of $3,605,442. The Company expects to utilize its lines of credit in order to sustain minimum operations relative to continuing to develop and promote its interests in DRSTP. Where possible, the Company may seek to preserve cash resources by settling obligations through the issuance of shares of common stock and warrants or by the issuance of convertible debt instruments.

EQUITY TRANSACTIONS

In October 1999, the Company received notice on $150,000 of the convertible debt issue in July 1998. This debt, and accrued interest and penalties of $145,881, was converted into 7,607,092 shares of common stock.

In March 2001, the Company issued 10,000,000 shares of Common Stock to an officer for services rendered in connection with the February 2001 change of control transaction. Accordingly, the Company recorded expenses of $500,000 relating to this transaction.

In March 2001, the Company issued 18,500,000 shares of Common Stock to a consultant for services rendered in connection with the February 2001 change of control transaction. Accordingly, the Company recorded expenses of $925,000 relating to this transaction.

In March 2001, the Company issued 8,500,000 shares of Common Stock to a law firm for attorneys' fees in connection with the settlement of a claim against the Company. Accordingly, the Company recorded expenses of $425,000 relating to this transaction.

GOING CONCERN

         For the six month period ended March 31, 2001, the Company's independent auditors stated that the Company's financial condition raises substantial doubts about its ability to continue as a going concern. The Company's current liabilities exceed its current assets by $7,102,579 at March 31, 2001. For the six month period ended March 31, 2001, the Company's net loss was $2,955,534. For the fiscal years 2000 and 1999 the Company has incurred net losses of $1,958,880 and $19,727,835, respectively. The Company is in ongoing negotiations to raise general operating funds and funds for specific projects. Management will be required to, and expects to, raise additional capital through the issuance of debt securities and offerings of equity securities to fund the Company's operations, and will attempt to continue raising capital resources until such time as the Company generates revenues sufficient to maintain itself as a viable entity. However, there is no assurance that such financing will be obtained.

         The Company's sole asset is its interest from the 1997 DRSTP Agreement, which will not become effective until the treaty between the DRSTP and the Federal Government of Nigeria becomes effective. The failure of the treaty to become effective could have a materially adverse effect on the Company's operations.

         It is expected that the Company will continue to borrow funds available under its working capital lines of credit in the future but there is no assurance that additional funds will be made available or under similar terms. In prior years, the Company was able to raise funds in a timely manner, but there is no assurance that they will continue to do so in the future. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. If the Company is unable to continue as a going concern, the values realized from the Company's assets may be less than the carrying amounts reported in its financial statements. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

NAME                             TITLE                              DATE
/s/  SIR EMEKA OFFOR             Chairman of Board                  September   , 2001
-----------------------------
     Sir Emeka Offor

/s/  CHUDE MBA                   President and Director             September   , 2001
-----------------------------
     Chude Mba


/s/  NICOLAE LUCA                Director                           September   , 2001
-----------------------------
     Nicolae Luca


/s/  EZE ECHESI                  Chief Financial Officer            September   , 2001
-----------------------------
     Eze Echesi