Form 10KSB
period 2001-09-30
ENVIRONMENTAL REMEDIATION HOLDING CORP
filed 2001-12-31
CIK 799235

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

--------------------------------------------------------------------------------

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

            For the fiscal year ended September 30, 2001

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


                 ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
            (Exact name of registrant as specified in its charter)

                        Commission file number: 000-17325

                  COLORADO                                    88-0218499
(State or Other Jurisdiction of Incorporation              (I.R.S. Employer
               or Organization)                           Identification No.)

   5444 WESTHEIMER ROAD, SUITE 1570, HOUSTON, TEXAS              77056
      (Address of Principal Executive Office)                  (Zip Code)

                                 713-626-4700
              (Registrant's Telephone Number, Including Area Code)

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

Yes [ X ]  No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB. [   ]

The issuer had no revenues for the year ended September 30, 2001.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sales price of $0.18 per share on the "over the counter bulletin board" on December 20, 2001, was $47,928,612. As of December 20, 2001 registrant had 536,911,938 shares of common stock outstanding.


                                TABLE OF CONTENTS

                                                                                                   PAGE

                                              PART I


Item 1.   Description of Business                                                                  1

Item 2.   Description of Property                                                                  5

Item 3.   Legal Proceedings                                                                        5

Item 4.   Submission of Matters to a Vote of Security Holders                                      5


                                              PART II


Item 5.   Market for Registrant's Common Stock and Related Shareholder Matters                     6

Item 6.   Management's Discussion and Analysis of Financial Condition and
          Plan of Operations                                                                       7

Item 7.   Financial Statements                                                                    10

Item 8.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosures                                                               10

                                              PART III


Item 9.   Directors, Executive Officers, Promoters and Control Persons                            10

Item 10.  Executive Compensation                                                                  12

Item 11.  Security Ownership of Certain Beneficial Owners and Management                          13

Item 12.  Certain Relationships and Related Transactions                                          13

Item 13.  Exhibits and Reports on Form 8-K                                                        15

Signatures                                                                                        16


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

        Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, there can be no guarantee of future results, levels of activity, performance, or achievements. Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. The Company is under no duty to update any of the forward-looking statements after the date of this report to conform prior statements to actual results.


                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

        ERHC is an independent oil and gas company and since 1996 has engaged in the exploration, development, production and sale of crude oil and natural gas properties. The Company's goal is to maximize its value through profitable growth in oil and gas reserves and production in Sao Tome in central West Africa and to acquire interests in non-producing oil and gas properties, particularly high potential international prospects in known oil producing areas. The Company's current focus is to exploit its only asset, which is an oil and gas exploration concession in Sao Tome. The Company intends to explore forming relationships with other oil and gas companies having technical and financial capabilities to assist the Company in leveraging its interests in Sao Tome. Sao Tome is an island nation located in the Gulf of Guinea off the coast of central West Africa. The Company currently has no other operations.

        On February 15, 2001, pursuant to a Purchase Agreement dated December 31, 2000, as amended by a First Amendment dated January 31, 2001 (as amended, the "Purchase Agreement"), between Chrome Energy, L.L.C., a Delaware limited liability company ("Chrome"), Talisman Capital Opportunity Fund Ltd. ("Talisman"), and TC Hydro Carbon, Inc., a Delaware corporation ("TCHC" or "TC Hydro Carbon" and, together with Talisman, the "Sellers"), Chrome purchased from the Sellers for $6,000,000 cash the following: (a) 375,000,000 shares of Company common stock ("Common Stock"), owned of record by TC Hydro Carbon; (b) 2,244,385 shares of Common Stock held and owned of record by Talisman; (c) a convertible senior subordinated note from the Company due October 15, 2002, in the principal amount of $750,000 owned and held by Talisman; (d) a convertible note from the Company due October 26, 2000, in the principal amount of $500,000, owned and held by Talisman; (e) a senior secured 8.0% exchangeable promissory note, also referred to as the line of credit, from the Company due September 1, 2004, in the principal amount of $4,000,000 owned and held by TC Hydro Carbon; (f) a warrant certificate dated as of October 26, 1998, owned and held by Talisman providing the right to purchase 750,000 shares of Common Stock until October 2008; (g) a warrant certificate dated as of October 26, 1998, owned and held by Talisman providing the right to purchase 750,000 shares of Common Stock until October 2008; (h) a warrant certificate dated as of October 15, 1997, owned by Talisman providing the right to purchase 45,000 shares of Common Stock until October 15, 2002; and (i) a warrant certificate dated as of April 23, 1999 owned by Talisman providing the right to purchase 1,000,000 shares of Common Stock until April 2009. Subsequent to February 15, 2001, Chrome transferred to its financial advisors an aggregate of 116,629,564 shares of Common Stock.

        As a result of the Purchase Agreement, Chrome currently owns directly 260,614,871 shares of the Company's Common Stock. Upon consummation of the purchase by Chrome of the securities of the Company, the Company's three directors prior to the February 15, 2001 elected three new directors. Immediately after the election of these new directors, the three prior directors resigned from the board of directors. The new directors appointed the new executive officers of the Company.

CORPORATE HISTORY; FORMER OPERATIONS

        The Company was formed in 1986, as a Colorado corporation, and was engaged in a variety of businesses until 1996, at which time it began its current operations as an independent oil and gas company. Since the commencement of its oil and gas operations, the Company has acquired interests in the Nueces River area of south Texas, which were abandoned in 1999, and has acquired interests on the Uintah and Ouray Indian Reservations in Utah, which were sold in August 1999. The Company also acquired a lease in oil fields located in Wichita County, Texas, which was subsequently assigned to a former shareholder. However, in connection with the lease in Wichita County, the Company may remain liable for certain plugging and abandonment costs, estimated to be approximately $500,000, which have been accrued as of September 30, 2001 and 2000.

CURRENT BUSINESS OPERATIONS

        In May 1997, the Company entered into an exclusive joint venture with the Democratic Republic of Sao Tome and Principe ("DRSTP") (the "1997 Agreement"). The 1997 Agreement provides that the Company will enter into a joint venture with the DRSTP to create an oil company for the benefit of both parties and the Company will manage the exploration, exploitation and development of the potential oil and gas reserves onshore and offshore Sao Tome, either through a joint venture or in collaboration with major international oil exploration companies.

        In April 1998, the DRSTP granted approval to the joint venture to proceed with the preparation and sale of leases of its oil concession rights. In July 1998, the Company formed a joint venture with the DRSTP called the Sao Tome and Principe National Petroleum Company, S.A. ("STPetro"), of which the Company owns 49%. In September 1998, the DRSTP and STPetro entered into a Technical Assistance Agreement with Mobil Exploration and Producing Services, Inc., a subsidiary of Exxon Mobil Corporation. This agreement expired on or around September 30, 2000. As part of the 1997 Agreement, the Company paid the DRSTP an aggregate concession fee of $5,000,000.

        In October 1999, the DRSTP claimed that the Company had breached certain terms of the 1997 Agreement and announced the termination of the 1997 Agreement. The Company immediately exercised its rights to have the matter settled via international arbitration.

        After the acquisition of a controlling interest in the Company by Chrome, the Company initiated negotiations with the DRSTP concurrent with the arbitration process. In May 2001, the Company and the DRSTP reached a Memorandum of Agreement (the "2001 Agreement"), witnessed by the Federal Republic of Nigeria ("FRN"), which replaced the 1997 Agreement and suspended the arbitration process. The 2001 Agreement will be embodied in a Consent Award to be issued by the arbitrator upon the ratification of a treaty between the FRN and the DRSTP. Although the Company believes that this ratification will occur during early-to-mid year 2002, there is no assurance that it will be completed in such time frame, if at all. If the treaty is not ratified by May 2003, the 2001 Agreement will not become effective, the parties will revert to the 1997 Agreement, which the DRSTP claims has been breached, and the arbitration process will continue.

        The 2001 Agreement gives the Company rights to participate in exploration and production activities in both the exclusive territorial waters of Sao Tome (referred to as the "Exclusive Economic Zone" or "EEZ") and an area between Sao Tome and the FRN that the two nations have designated as a "Joint Development Zone" or "JDZ". Since the 2001 Agreement replaces the 1997 Agreement, it requires the Company to relinquish its rights arising under the 1997 Agreement, including any interest it had in STPetro. As a result, the Company wrote off its interest in STPetro during the year ended September 30, 2001.

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

GOVERNMENT REGULATION

        The development, production and sale of crude oil and natural gas is subject to extensive laws and regulations, including environmental laws and regulations. In the event the Company begins exploration and development of any oil and gas properties, it may be required to make large expenditures to comply with environmental and other governmental regulations. Matters subject to regulation include:

        -  discharge permits for drilling operations;
        - bonds for ownership, development and production of oil and gas properties;
        -  reports concerning operations; and
        -  taxation.

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

EMPLOYEES

        The Company currently has three officers and support staff that provide services to the Company pursuant to a management services agreement between the Company and an operating company affiliated with Chrome and Sir Emeka Offor, the chairman of the board of directors of the Company.

RISK FACTORS THAT MAY AFFECT THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY

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

NO BUSINESS OPERATIONS

        The Company's sole asset is an oil and gas exploration concession in Sao Tome received pursuant to the 2001 Agreement, which will not become effective until the treaty between the DRSTP and the FRN becomes effective. As such, until such time, the Company will conduct no business operations under the Agreement, except to explore opportunities for acquiring interests in non-producing oil and gas properties in known international oil producing areas. If the treaty does not become effective for any reason, the 2001 Agreement will terminate and the parties will revert to the 1997 Agreement, which will then be subject to arbitration. The failure of the treaty to become effective could have a materially adverse effect on the Company's operations.

CONCENTRATION OF CONTROL

        Chrome, which appointed the Company's board of directors, beneficially owns approximately 55.82% of the Company's outstanding Common Stock as of December 20, 2001. As a result, Chrome has the ability to substantially influence, and may effectively control, the outcome of corporate actions requiring stockholder approval, including the election of directors. This concentration of ownership may have the effect of delaying or preventing a future change in control of the Company.

GOING CONCERN OPINION; LACK OF LIQUIDITY

        For the year ended September 30, 2001, the Company's independent auditors stated that the Company's financial condition raises substantial doubts about its ability to continue as a going concern. The Company has incurred net losses of $6,394,810 and $1,958,880 in fiscal years 2001 and 2000, respectively, and has a working capital deficit of $3,909,464 as of September 30, 2001. Since the Company currently has no business operations, it has no internal sources of funding. The Company has been dependent on external sources of funding for its prior operations, and will continue to be dependent on such sources until it is able to generate sufficient operating cash flow, which may not occur on a timely basis, if at all. Although the Company has received funding from its shareholders in the past, it should not be assumed that such funds will be available in the future or that the shareholders are obligated to fund any amounts in excess of its committed lending obligations.

LACK OF TRADING MARKET

        On December 20, 2001 the Company's common stock began trading on the "over the counter bulletin board" or "OTCBB" under the stock ticker symbol "ERHC." The market for the Common Stock is sporadic and highly volatile. As such, your ability to sell shares of Common Stock could be severely limited. Prior to December 20, 2001 the Company's common stock was trading on the "foreign exchange" under the symbol "ERHC".

PENNY STOCK REGULATIONS

        The Securities and Exchange Commission ("SEC") has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a share price of less than $5.00. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. These disclosure requirements may have the effect of reducing the level of trading activity in any secondary market for a stock that becomes subject to the penny stock rules. The Common Stock may be subject to the penny stock rules, and accordingly, investors in the Common Stock may find it difficult to sell their shares in the future, if at all.

SUSCEPTIBILITY TO GENERAL ECONOMIC CONDITIONS

        The Company's revenues and results of operations will be subject to fluctuations based upon the general economic conditions both in the United States and internationally. If there were to be a general economic downturn or a recession in the oil and gas industry, the Company's future revenues and the value of its oil and gas exploration concession could be materially adversely effected. In the event of such an economic downturn, there can be no assurance that the Company's business, operating results and financial condition would not be materially and adversely affected.

ITEM 2. DESCRIPTION OF PROPERTY

        The Company's office is located at 5444 Westheimer Road, Suite 1570, Houston, Texas 77056. These premises are leased by Chrome Oil Services Ltd. or ("COS"), and pursuant to a management services agreement, COS provides the space to the Company. This lease for approximately 1,900 sq. ft. of office space expires in February 2006.

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

ARBITRATION PROCEEDINGS WITH DRSTP. In 1999, the Company requested that the President of the International Chamber of Commerce appoint an arbitrator to decide the Company's claims against the DRSTP arising under the 1997 Agreement. An arbitrator was appointed and, on March 17, 2000, the arbitrator issued an order setting forth the deadlines for the parties to submit their defenses, claims and counter-claims and the procedures for submission of evidence, submission of documents, witnesses, testimony and examination. On May 21, 2001, the Company and DRSTP agreed that, should a treaty between the FRN and DRSTP on the joint development of petroleum and other resources in areas of the EEZ of the two nations become effective, the 2001 Agreement will then become effective and be in effect through September 30, 2024. Should a treaty not be entered into between the two countries by May 21, 2003, (i) the 2001 Agreement will be null and void and (ii) arbitration proceedings regarding the agreements described in the paragraph will resume. No further action has been taken by the Company or the DRSTP and the treaty between the DRSTP and the Federal Republic of Nigeria has not been ratified. Although the Company believes that this ratification will occur during early-to-mid year 2002, there is no assurance that it will be completed in such time frame, if at all. There can be no assurance that the treaty will be ratified, or that if a treaty is not ratified, that the results of any future arbitration proceedings will result favorably to the Company.

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

RICHARD MAGAR V. ERHC. U.S. District Court, Western District of Louisiana, No. 6:00CV1918. This case was commenced in 2000 by a former employee of the Company, asserting claims for unpaid salaries in the amount of $79,000 and unpaid business expenses of $2,000. The plaintiff has been deposed and the parties are continuing discovery efforts. Although trial has been set for April 2002, the parties have agreed to mediate this dispute and are currently in the process of setting a mutually agreeable mediation date.

AL COTTEN V. ERHC. 15th Judicial District Court, Lafayette, No. 99-4120-L. This case was commenced in 1999 by a consultant and former director of the Company, asserting claims for unpaid fees. The plaintiff originally sought $10,000 for such fees, but recently amended his complaint to add a claim seeking payment of 400,000 shares of Common Stock allegedly promised to him in 1999. The parties have begun discovery efforts, and a trial date is imminent.

SECURITIES AND EXCHANGE COMMISSION INVESTIGATION. In 2000, the Company was advised by the SEC that it had begun an investigation of the Company's past activities. The Company is cooperating fully with the SEC and has provided documentary support as requested. Although the Company has been advised that the focus of the investigation is actions taken by the Company prior to August 1999 there is no assurance that the investigation will not be expanded to later dates. As of December 20, 2001, there has been no recent contact from the SEC requesting additional information for the investigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                     PART II

ITEM 5. MARKET FOR COMMON STOCK AND RELATED SHAREHOLDER MATTERS

        On December 20, 2001, the Company's common stock began trading on the "over the counter bulletin board" or "OTCBB" under the symbol "ERHC." Prior to December 20, 2001 the Company's Common Stock was trading under the symbol "ERHC" on a "foreign exchange." The market for the Common Stock is sporadic and highly volatile. The following table sets forth the closing sales price per share of the Common Stock for the past two fiscal years, as reported on the "foreign exchange." These prices reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.


                                                      HIGH        LOW
                                                      ----        ---
            FISCAL YEAR 2001
            ----------------

First Quarter                                         $.10       $.01
Second Quarter                                        $.08       $.01
Third Quarter                                         $.22       $.02
Fourth Quarter                                        $.37       $.12

            FISCAL YEAR 2000
            ----------------

First Quarter                                         $.06       $.02
Second Quarter                                        $.125      $.01
Third Quarter                                         $.12       $.01
Fourth Quarter                                        $.10       $.01

        On December 20, 2001, the closing price of the Common Stock as reported on the "OTCBB" was $0.18. As of December 20, 2001, there were approximately 2,143 record owners of the Common Stock. It is the Company's present policy not to pay cash dividends and to retain future earnings to support growth. Any payment of cash dividends in the future will be dependent upon the amount of funds legally available, the Company's earnings, financial condition, capital requirements, and other factors that the board of directors may deem relevant. The Company has not paid any dividends during the last two fiscal years and does not anticipate paying any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

        In December 2001, the Company issued 2,500,000 shares of Common Stock to a former employee in connection with the settlement of various claims against the Company in the aggregate amount of $250,000.

        In October 2001, the Company issued 713,739 shares of Common Stock to three creditors for the conversion of debt and payment of accrued interest in the aggregate amount of $142,748.

        In March 2001, the Company issued 10,000,000 shares of Common Stock to an entity controlled by an officer for services rendered in connection with the February 2001 change of control transaction in the aggregate amount of $500,000.

        In March 2001, the Company issued 18,500,000 shares of Common Stock to a consultant for services rendered in connection with the February 2001 change of control transaction in the aggregate amount of $925,000.

        In March 2001, the Company issued 8,500,000 shares of Common Stock to a law firm for attorneys' fees in connection with the settlement of a claim against the Company in the aggregate amount of $425,000.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

        You must read the following discussion of the results of the operations and financial condition of the Company in conjunction with its financial statements, including the notes included in this Form 10-KSB filing. The Company's historical results are not necessarily an indication of trends in operating results for any future period.

OVERVIEW

        ERHC is an independent oil and gas company and since 1996 has engaged in the exploration, development, production and sale of crude oil and natural gas properties. The Company's goal is to maximize its value through profitable growth in oil and gas reserves and production in Sao Tome in central West Africa and to acquire interests in non-producing oil and gas properties, particularly high potential international prospects in known oil producing areas. The Company's current focus is to exploit its only asset, which is an oil and gas exploration concession in Sao Tome. The Company currently has no other operations. The Company intends to explore forming relationships with other oil and gas companies having technical and financial capabilities to assist the Company in leveraging its interests in Sao Tome.

CHANGE IN CONTROL

        On February 15, 2001, pursuant to a Purchase Agreement dated December 31, 2000, as amended by a First Amendment thereto dated January 31, 2001 (as amended, the "Purchase Agreement"), between Chrome Energy, L.L.C., a Delaware limited liability company ("Chrome"), Talisman Capital Opportunity Fund Ltd. ("Talisman"), and TC Hydro Carbon, Inc., a Delaware corporation ("TCHC" or "TC Hydro Carbon" and, together with Talisman, the "Sellers"), Chrome purchased from the Sellers for $6,000,000 cash the following: (a) 375,000,000 shares of Company common stock, par value $.0001 per share (the "Common Stock"), owned of record by TC Hydro Carbon; (b) 2,244,385 shares of Common Stock held and owned of record by Talisman; (c) a convertible senior subordinated note from ERHC due October 15, 2002, in the principal amount of $750,000 owned and held by Talisman; (d) a convertible note from ERHC due October 26, 2000, in the principal amount of $500,000, owned and held by Talisman; (e) a senior secured 8.00% exchangeable promissory note from ERHC due September 1, 2004, in the principal amount of $4,000,000 owned and held by TC Hydro Carbon; (f) a warrant certificate dated as of October 26, 1998, owned and held by Talisman providing the right to purchase 750,000 shares of Common Stock until October 26, 2008;
(g) a warrant certificate dated as of October 26, 1998, owned and held by Talisman providing the right to purchase 750,000 shares of Common Stock until October 26, 2008; (h) a warrant certificate dated as of October 15, 1997, owned by Talisman providing the right to purchase 45,000 shares of Common Stock until October 15, 2002; and (i) a warrant certificate dated as of April 23, 1999 owned by Talisman providing the right to purchase 1,000,000 shares of Common Stock until April 22, 2009. Subsequent to February 15, 2001, Chrome transferred to its financial advisors an aggregate of 116,629,564 shares of Common Stock acquired in this transaction.

RESULTS OF OPERATIONS

YEAR ENDED SEPTEMBER 30, 2001 COMPARED TO YEAR ENDED SEPTEMBER 30, 2000

        During the year ended September 30, 2001, the Company incurred a net loss of $6,394,810, compared to a net loss of $1,958,880 for the year ended September 30, 2000. A significant portion of the increase in net loss for the year ended September 30, 2001 was attributable to $1,425,000 of expense incurred as a result of the issuance of common stock of the Company to an entity controlled by an officer of the Company and a consultant as compensation for completing the Purchase Agreement by and between Chrome and Talisman of which there was no such expense incurred during the prior year. Additionally, there was $425,000 of expense incurred through the issuance of common stock of the Company to the attorney of the plaintiffs of a derivative lawsuit, which was settled in February 2001. During the year ended September 30, 2001, the Company abandoned its investment and a claim for reimbursement from STPetro totaling $1,125,557 due to recent developments regarding a proposed treaty between the FRN and DRSTP which would result in STPetro being dissolved.

        During February 2001, the Company negotiated a management services agreement by and between Chrome Oil Services Ltd. ("COS") and the Company whereby the Company would pay a monthly management fee of $68,000 for various services to be provided by COS inclusive of all general office expenses incurred. Total expenses incurred under this management services agreement were approximately $505,000 for the year ended September 30, 2001 of which there was no such expense incurred in the prior year. Lastly, the Company's executive officers incurred significant travel expenses of approximately $962,000 as they continued negotiations with officials of the FRN and DRSTP as well as numerous trips to the United States while managing the ongoing affairs of the Company. The Company anticipates travel related expenses to continue to be significant as the Company further develops its business interests. The net loss per common share was $0.01, basic and diluted, for the year ended September 30, 2001 compared to a net loss per common share of $0.00, basic and diluted, for the year ended September 30, 2000.

        During 2001 and 2000, the Company had no revenues from which cash flows could be generated to support operations and thus relied on borrowings funded from its line of credit provided by Chrome and TC Hydro Carbon.

GOING CONCERN

        For the year ended September 30, 2001, the Company's independent auditors stated that the Company's financial condition raises substantial doubts about its ability to continue as a going concern. The Company's current liabilities exceed its current assets by $3,909,464 at September 30, 2001. The Company has incurred net losses of $6,394,810 and $1,958,880 in fiscal years 2001 and 2000, respectively. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. The Company is in ongoing negotiations to raise general operating funds and funds for specific projects. Management will be required to, and expects to, raise additional capital through the issuance of debt securities and offerings of equity securities to fund the Company's operations, and will attempt to continue raising capital resources until such time as the Company generates revenues sufficient to maintain itself as a viable entity. However, there is no assurance that such financing will be obtained.

        The Company's sole asset is its interest from the 1997 DRSTP Agreement, which will not become effective until the treaty between the DRSTP and the FRN becomes effective. The failure of the treaty to become effective could have a materially adverse effect on the Company's planned operations.

        The Company has a total of $6.8 million available under debt agreements of $1,800,000 and $5,000,000, respectively, entered into by and between the Company and Chrome (its majority shareholder). The Company has drawn the full amount of the $1,800,000, and $829,883 from the $5,000,000, for a total outstanding of $2,629,883 as of September 30, 2001. It is expected that the Company will continue to borrow funds from Chrome in the future but there is no assurance that funds will be made available or under similar terms. Chrome is not obligated to provide future borrowings in excess of its existing committed lending obligations. In prior years, the Company was able to raise funds in a timely manner, but there is no assurance that they will continue to do so in the future. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. If the Company is unable to continue as a going concern, the values realized from the Company's assets may be less than the carrying amounts reported in its financial statements. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

        Historically, the Company has financed its operations from the sale of its debt and equity securities (including the issuance of its securities in exchange for goods and services) and bank and other debt. The Company had expected to finance its operations and further development plans during fiscal 2001 and 2000 in part through additional debt or equity capital and in part through cash flow from operations. Due to there being no sustainable cash flows generated from operations in the past two years the Company has relied entirely on borrowings provided under various debt agreements entered into by and between the Company and its majority shareholders (Chrome in fiscal year 2001 and TC Hydrocarbon in fiscal year 2000).

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

        As of December 20, 2001, the Company has borrowed approximately $1,178,000 against a $5 million working capital line of credit from Chrome. It is expected that the Company will continue to borrow funds from this shareholder in the future but there is no assurance that funds will be made available or under similar terms. Chrome is not obligated to provide future borrowings in excess of its existing committed lending obligations. In prior years, the Company was able to raise funds in a timely manner, but there is no evidence that it will continue to do so in the future.

WORKING CAPITAL

        As of September 30, 2001, the Company had negative working capital of $3,909,464 of which $921,929 relates to accrued interest and $1,013,035 relates to accrued officers salaries, both of which will most likely be settled by the issuance of shares of common stock of the Company. As of September 30, 2001, the Company had drawn the full amount available of $1,800,000 under one note agreement and $829,883 had been advanced to the Company under another $5,000,000 promissory note, or line of credit, with Chrome. The Company expects to utilize this line of credit in order to sustain minimum operations relative to continuing to develop and promote its interests in DRSTP. Where possible, the Company may seek to preserve cash resources by settling obligations through the issuance of shares of the Common Stock or by the issuance of convertible debt instruments.

        Pursuant to a Purchase Agreement entered into by and between Chrome and TCHC in February 2001, Chrome assumed a $4.0 million line of credit available to the Company. Chrome and the Company agreed to amend and restate the line of credit into a $2.2 million note and Chrome has made available, a new working capital line of credit in the amount of $1.8 million both having terms similar to the $4.0 million line of credit. The Company has borrowed the entire $1.8 million under that line of credit. In addition, in February 2001 Chrome made available to the Company, a two-year $5 million line of credit, which accrues interest at a rate of 10% per annum. As of December 20, 2001, the Company had borrowed approximately $1,178,000 under this line of credit. This note is convertible into shares of Common Stock at a rate of $0.20 per share.

DRSTP GEOLOGICAL DATA

        In July 1997, the Company acquired substantial geologic data and other information from an independent source in exchange for 1,000,000 shares of Common Stock. This data was valued at $2,000,000 based on an agreement with the seller that the Company would repurchase these shares for $2,000,000 at a rate of 25% per quarter should the seller so choose. In December 1997, the Company repurchased 250,000 shares of its Common Stock for $500,000 in cash. Due to unavailability of cash resources, the Company was unable to acquire the remaining shares when presented by the seller. Accordingly, the seller sold those shares in the open market with the proceeds generated from the sales offsetting the obligations owed by the Company. Under the agreement's terms of default, the seller requested that the Company make whole the seller's shortfall incurred from disposition of the stock at less than $2.00 per share. Accordingly, the Company issued an additional 6,997,917 shares of Common Stock and paid cash of $222,500 during fiscal year 1999 and $122,000 during fiscal year 2000, leaving a remaining obligation in accounts payable of approximately $246,000 at September 30, 2001 and 2000.

NEW ACCOUNTING STANDARDS

        In July 2001, the Financial Accounting Standards Board issued SFAS 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

        The provisions of SFAS 141 are effective immediately. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001. Earlier adoption is permitted for entities with fiscal years beginning after March 15, 2001 but not required.

        SFAS 141 will require that upon adoption of SFAS 142, the Company evaluate its existing intangible assets and make any necessary reclassifications in order to conform with the new criteria in SFAS 141. Upon adoption of SFAS 142, the Company plans to reassess the useful lives and residual values of all recorded intangible assets, and make any necessary amortization period adjustments by December 31, 2001. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 by December 31, 2002. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle. Upon adoption of SFAS 141 and SFAS 142, the Company does not anticipate a material impact to its financial statements.

ITEM 7. FINANCIAL STATEMENTS

        The information required under Item 310(a) of Regulation S-B is included in this report as set forth in the "Index to Financial Statements." See F-1 for Index to Financial Statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

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

        In February 2001, the Company engaged Pannell Kerr Forster of Texas, P.C. of Houston, Texas as its principal independent accountants to audit its financial statements for fiscal years 2001, 2000 and 1999 and the board of directors approved this engagement in February 2001.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

        Since February 2001, the following directors and executive officers have served the Company.

NAME              AGE            POSITION
----              ---            --------

Sir Emeka Offor    42            Chairman of the board

Chude Mba          43            Chief executive officer, president and director

Nicolae Luca       42            Director

Eze Echesi         45            Chief financial officer

Peter C. Ntephe    34            Secretary

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

        CHUDE MBA has served as chief executive officer, president and director of ERHC since February 2001. Since February 2001, Mr. Mba has served as president of Chrome. Since February 1999, Mr. Mba has served as group financial advisor of COS and Chrome Consortium (Nigeria) and an advisor to the
board of directors of African Express Bank PLC.   From June 1993 to February
1999, Mr. Mba was a principal of MBA & Co (Chartered Accountants), a financial and banking consulting firm with operations in Lagos, Nigeria and London, UK. Mr. Mba has management experience spanning two decades in the financial services and banking industries. Mr. Mba is a chartered accountant and spends approximately 50% of his working time on ERHC company business.

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

        PETER C. NTEPHE has served as secretary of ERHC since February 2001. Since June 1999, Mr. Ntephe has served as the senior special assistant to the chairman of the Nigerian Senate committee on judicial and legal matters. Between 1987 and May 1999, Mr. Ntephe was a partner of Ntephe, Smith and Wills, a Lagos-based law firm. Mr. Ntephe spends approximately 20% of his working time on ERHC company business.

        All officers serve at the discretion of the board of directors. There are no family relationships between or among any executive officers and directors.

        The Company entered into a management services agreement with COS in February 2001. Pursuant to that agreement, COS provides the Company with management and business development services, in addition to making available specialized services in the areas of refinery maintenance, engineering design, and upstream oil industry services. COS provides the Company with such services for a management fee of $68,000 per month. Messrs. Mba, Echesi, and Ntephe are employees of COS and receive salaries and expense reimbursement from COS, not from the Company. Total management fees incurred during the year ended September 30, 2001 was approximately $505,000. During the year ended September 30, 2001, total direct expense reimbursed by the Company to COS for travel and related expenses were approximately $962,000. Other that the management services agreement, the Company does not have employment agreements with any of its officers.

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

SUMMARY COMPENSATION TABLE

                                      Annual Compensation               Long Term Compensation
                                      -------------------               ----------------------
                                                                                Awards
                                                               --------------------------------------------
Name and                   Fiscal                                 Restricted          Securities Underlying
Principal Positions         Year    Salary ($)    Bonus ($)    stock award(s)($)           Options/SARs
-------------------        ------   ----------    ---------    -----------------      ---------------------

Chude Mba (2)
Chief Executive Officer
(from 2/01 to present)       2001   $97,500 (1)       --          $500,000 (3)                  --

Geoffrey Tierman
Chief Executive Officer
(from 8/99 to 2/01)          2001       --            --              --                        --
                             2000       --            --              --                        --
                             1999       --            --              --                        --

   (1) The Company does not pay any officers of the Company directly but does pay a management services fee of $68,000 per month to COS, a component of which is an amount representing compensation to this officer for services provided under the management services agreement.

   (2) Chude Mba became an officer of the Company effective February 15, 2001 upon completion of the Purchase Agreement.

   (3) In March 2001, the Company issued to an entity controlled by Mr. Mba, 10,000,000 shares for services rendered in connection with the February 2001 change of control transaction.

OPTION GRANTS IN FISCAL 2001

       There were no options to acquire common stock of the Company granted to any employee, officer or director of the Company during the year ended September 30, 2001.

AGGREGATED OPTION EXERCISES IN 2001
AND YEAR-END OPTION VALUES

       There were no options to acquire common stock of the Company exercised by any employee, officer or director of the Company during the year ended September 30, 2001.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The following table and notes thereto set forth certain information regarding beneficial ownership of the Common Stock as of December 20, 2001 by
(i) each person known by the Company to beneficially own more than five percent of the Common Stock, (ii) each directors, (iii) each named executive officer and
(iv) all directors and officers of the Company as a group.


                                                SHARES OF COMMON STOCK
NAME AND ADDRESS                                  BENEFICIALLY OWNED            PERCENTAGE OF VOTING POWER
----------------                                ----------------------          --------------------------
Sir Emeka Offor                                      299,677,483                          55.82%

Chude Mba                                             10,000,000                           1.86%

Nicolae Luca                                             --                                 --

Eze Echesi                                               --                                 --

Peter C. Ntephe                                          --                                 --

Chrome Energy, LLC                                   299,677,483                          55.82%

All officers and directors
as a group (5 persons)                               309,617,478                          59.83%


       The address of each beneficial owner is c/o Environmental Remediation Holding Corporation, 5444 Westheimer Road, Suite 1570, Houston, Texas 77056.

       Shares beneficially owned and percentage of ownership are based on 536,911,938 shares of Common Stock outstanding as of December 20, 2001. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or dispositive power with respect to such shares.

       COS is the sole member of Chrome. Sir Emeka Offor is the sole manager of Chrome and the sole shareholder and director of COS. Mr. Mba is the president of Chrome, but disclaims all beneficial ownership in the shares owned by Chrome.

       Of the 299,677,483 shares beneficially owned by Chrome, includes: (a) 260,614,871 shares of Common Stock owned of record; (b) 11,000,000 shares of Common Stock to be issued due to the conversion of the 8.0% note in the principal amount of $2,200,000; (c) 9,000,000 shares of Common Stock assuming the conversion of a 10.0% note in the principal amount of $1,800,000; (d) 5,889,415 shares of Common Stock assuming the conversion of a 10.0% $5 million line of credit with an outstanding principle amount of $1,177,883; (e) 3,158,335 shares of Common Stock assuming the conversion of a 20.0% note in the principal amount of $631,666; (f) 4,021,565 shares of Common Stock assuming the conversion of a 5.5% note in the principal amount of $804,313; (g) 3,448,297 shares of Common Stock assuming the conversion of accrued interest owed as of December 20, 2001 in the amount of $689,659; and (h) 750,000, 750,000, 45,000, and 1,000,000
shares of Common Stock underlying four warrants, which have expiration dates ranging from October 2002 to April 2009, an exercise price of $0.25 per share, and each of which is currently exercisable. The number of shares of Common Stock that the above-described notes and accrued interest are convertible into, includes only shares of Common Stock that may issued upon the conversion of the principal amounts and accrued interest amounts owed as of and through December 20, 2001.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Please see the discussion in Item 1 above for a detailed discussion of Chrome's February 2001 acquisition of a controlling interest in the Company. Also, please see Item 11 for a description of the shares of Common Stock and securities convertible into Common Stock that Chrome retained in the transaction.

       As more fully described in Item 9 above, the Company has entered into a management services agreement with COS. COS is the parent company of Chrome, the Company's largest shareholder. Sir Emeka Offor, the chairman of the board of directors, is the sole director and shareholder of COS. As such, COS is an affiliate of Sir Emeka Offor and Chrome.

       In February 2001, pursuant to the change of control transaction, Chrome assumed from Talisman a working capital line of credit made available to the Company which provided for borrowings of up to $4 million, of which approximately $2.6 million was then outstanding. That note was amended and restated in February 2001 to provide that $2.2 million of the total of $2.6 million of principal shall accrue interest at a rate of 8% per annum, and shall be convertible into shares of common stock at a conversion price of $0.20 per share and shall expire in September 2004. Additionally during February 2001, the remaining principal of approximately $400,000 shall accrue interest at a rate of 8%, will not be convertible and shall expire in September 2004. Chrome has also made available a new working capital line of credit in the amount of $1.8 million. As of September 30, 2001, the Company had borrowed $1.8 million from this new line of credit. Borrowings under this new line of credit, which expires in September 2004, bear interest at 8% per annum and may be converted into shares of Common Stock at a conversion price of $0.20 per share.

       In addition, pursuant to the February 2001 change of control transaction and Derivative Settlement, Chrome made available to the Company, a two-year $5 million line of credit, which accrues interest at a rate of 10% per annum. As of December 20, 2001, the Company has borrowed approximately $1,178,000 under this line of credit. This note is convertible into shares of Common Stock at rate of $0.20 per share.

       In March 2001, the Company issued to an entity controlled by Mr. Mba, 10,000,000 shares of common stock of the Company for services rendered in the February 2001 change of control transaction.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

       (a) The following exhibits are to be filed as part of the annual report:

       EXHIBIT NO.      IDENTIFICATION OF EXHIBIT
       -----------      -------------------------

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

       Exhibit 10.4 Management and Administrative Services Agreement by and between Chrome Oil Services, Ltd. and the Company. (Incorporated by reference to Form 10-KSB filed September 24, 2001).

       Exhibit 10.5 $5,000,000 Term Loan Agreement by and between Chrome Energy, LLC and the Company dated February 15, 2001. (Incorporated by reference to Form 10-KSB filed September 24, 2001).

       (b)   Form 8-K Filings

             None.

                                   SIGNATURES

      In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Environmental Remediation Holding Corporation

                                   By: /s/ Chude Mba
                                       -----------------------------------------
                                           Chude Mba, Chief Executive and
                                           President

                          ---------------------------

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                      Title                       Date
---------                      -----                       ----


/s/ Sir Emeka Offor            Chairman of the Board       December 28, 2001
-------------------------
    Sir Emeka Offor

/s/ Chude Mba                  Chief Executive Officer,    December 28, 2001
-------------------------      President and Director
    Chude Mba


/s/ Nicolae Luca               Director                    December 28, 2001
-------------------------
    Nicolae Luca

/s/ Eze Echesi                 Chief Financial Officer     December 28, 2001
-------------------------
    Eze Echesi


/s/ Peter C. Ntephe            Secretary                   December 28, 2001
-------------------------
    Peter C. Ntephe

                 ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

                          INDEX TO FINANCIAL STATEMENTS

                                                                   Page
                                                                   ----

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                            F-2

FINANCIAL STATEMENTS

     Balance Sheets as of September 30, 2001 and 2000               F-3

     Statements of Operations for the Years Ended
     September 30, 2001 and 2000                                    F-4

     Statements of Shareholders' Equity (Deficit)
     for the Years Ended September 30, 2001 and 2000                F-5

     Statements of Cash Flows for the Years Ended
     September 30, 2001 and 2000                                    F-6

     Notes to Financial Statements                                  F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



Board of Directors and Shareholders
Environmental Remediation Holding Corporation

We have audited the accompanying balance sheets of Environmental Remediation Holding Corporation (the "Company") as of September 30, 2001 and 2000, and the related statements of operations, cash flows, and shareholders' equity (deficit) for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Environmental Remediation Holding Corporation as of September 30, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred net losses of $6,394,810 and $1,958,880 in fiscal years 2001 and 2000, respectively, and had a working capital deficit and stockholders' deficit of $3,909,464 and $11,804,113, respectively, at September 30, 2001. These conditions and other factors discussed in Note 2 raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding the resolution of these issues are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/   Pannell Kerr Forster of Texas, P.C.
-----------------------------------------
      Pannell Kerr Forster of Texas, P.C.

      Houston, Texas
      December 17, 2001



ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

BALANCE SHEETS
---------------------------------------------------------------------------------------

                                                                  SEPTEMBER 30,
                                                          -----------------------------
                                                               2001            2000
                                                          -------------   -------------
                                        ASSETS

CURRENT ASSETS
Cash                                                      $      10,604   $      15,333
Restricted cash                                                  17,529          15,811
Prepaid expenses and other current assets                        53,819          24,211
                                                          -------------   -------------

       Total current assets                                      81,952          55,355
                                                          -------------   -------------

Investment in STPetro, S.A.                                        -             49,000
Due from STPetro, S.A.                                             -          1,076,557
DRSTP concession fee                                          5,550,000       5,000,000
                                                          -------------   -------------

Total assets                                              $   5,631,952   $   6,180,912
                                                          -------------   -------------

                    LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and other accrued liabilities            $   2,056,452   $   1,799,945
Accrued officers salaries                                     1,013,035       1,013,035
Accrued interest and penalties                                  338,057         579,351
Accrued interest - shareholder                                  583,872         174,190
Current portion of convertible debt, net                           -          3,878,750
                                                          -------------   -------------

     Total current liabilities                                3,991,416       7,445,271
                                                          -------------   -------------

LONG TERM LIABILITIES
Nonconvertible debt, shareholder                                403,644            -
Convertible debt, shareholder                                 6,265,862       2,444,944
Convertible debt, net of current portion                      6,775,143       3,550,000
                                                          -------------   -------------

     Total long term liabilities                             13,444,649       5,994,944
                                                          -------------   -------------

Total liabilities                                            17,436,065      13,440,215
                                                          -------------   -------------

COMMITMENTS AND CONTINGENCIES                                      -               -

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.0001 par value; authorized
  10,000,000 shares; none issued and outstanding                   -               -

Common stock, $0.0001 par value; authorized 950,000,000
  shares; issued and outstanding 532,456,917 and
  495,456,917 at September 30, 2001 and 2000,
  respectively                                                   53,246          49,546
Additional paid-in capital                                   45,448,394      43,602,094
Accumulated deficit                                         (57,305,753)    (50,910,943)
                                                          -------------   -------------

Total shareholders' deficit                                 (11,804,113)     (7,259,303)
                                                          -------------   -------------

Total liabilities and shareholders' deficit               $   5,631,952   $   6,180,912
                                                          -------------   -------------

See accompanying notes to financial statements.



ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

STATEMENTS OF OPERATIONS
---------------------------------------------------------------------------------------

                                                              YEAR ENDED SEPTEMBER 30,
                                                            ---------------------------
                                                                2001           2000
                                                            ------------   ------------


COSTS AND EXPENSES
General and administrative                                  $  4,318,493   $  1,214,284
Interest expense                                                 950,760        744,596
Write offs and abandonments                                    1,125,557           -
                                                            ------------   ------------

Net loss                                                    $ (6,394,810)  $ (1,958,880)
                                                            ------------   ------------

Net loss per common share - basic and diluted               $      (0.01)  $       -
                                                            ------------   ------------

Weighted average number of common shares outstanding         516,136,369    493,581,196
                                                            ------------   ------------
























See accompanying notes to financial statements.



ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000
---------------------------------------------------------------------------------------

                             Common Stock      Additional                     Total
                         --------------------    Paid-In    Accumulated   Shareholders'
                           Shares     Amounts    Capital      Deficit        Deficit
                         -----------  -------  -----------  ------------  -------------

Balance at
 September 30, 1999      487,849,825  $48,785  $43,306,974  $(48,952,063) $ (5,596,304)

Common stock issued
 for conversion of
 debt and payment
 of accrued interest
 and penalties             7,607,092      761      295,120          -          295,881

Net loss                       -          -           -       (1,958,880)   (1,958,880)
                         -----------  -------  -----------  ------------  -------------

Balance at
 September 30, 2000      495,456,917   49,546   43,602,094   (50,910,943)   (7,259,303)

Common stock issued
 for services             37,000,000    3,700    1,846,300                   1,850,000

Net loss                       -         -            -       (6,394,810)   (6,394,810)
                         -----------  -------  -----------  ------------  -------------

Balance at
 September 30, 2001      532,456,917  $53,246  $45,448,394  $(57,305,753) $(11,804,113)
                         -----------  -------  -----------  ------------  -------------


















See accompanying notes to financial statements.



ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------------------

                                                              YEAR ENDED SEPTEMBER 30,
                                                             ---------------------------
                                                                 2001           2000
                                                             ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                     $(6,394,810)   $(1,958,880)
Adjustments to reconcile net loss to net cash used by
operating activities:
    Amortization of beneficial conversion feature
     and convertible debt expenses                                  -           409,242
    Stock issued for services                                  1,850,000           -
    Write-offs and abandonments                                1,125,557           -
Changes in operating assets and liabilities:
  Restricted cash                                                 (1,718)
  Prepaid expenses and other current assets                      (29,608)       141,175
  Due from STPetro, S.A.                                            -           (31,207)
  Accounts payable and other accrued liabilities                 256,507       (298,464)
  Accrued interest and penalties                                 950,760        744,596
                                                             ------------   ------------

Net cash used in operating activities                         (2,243,312)      (993,538)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in DRSTP concession                                 (550,000)          -
                                                             ------------   ------------

Net cash used in investing activities                           (550,000)          -
                                                             ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-convertible debt, shareholder                  158,700
Proceeds from convertible debt, shareholder                    2,629,883        935,063
                                                             ------------   ------------

Net cash provided by financing activities                      2,788,583        935,063
                                                             ------------   ------------

Net decrease in cash                                              (4,729)       (58,475)

Cash, beginning of year                                           15,333         73,808
                                                             ------------   ------------

Cash, end of year                                            $    10,604    $    15,333
                                                             ------------   ------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Noncash operating and financing activities:
 Stock issued in exchange for:
  Services                                                   $ 1,850,000    $      -
  Accrued interest and penalties                             $      -       $   145,881
  Convertible debt                                           $      -       $   150,000
 Interest converted to principal upon amendment of debt      $   782,372    $      -






See accompanying notes to financial statements.

                 ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS


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

      In May 1997, the Company entered into an exclusive joint venture with the Democratic Republic of Sao Tome and Principe ("DRSTP") (the "1997 DRSTP Agreement"). The 1997 DRSTP Agreement required the Company to pay a $5,000,000 concession fee to the Sao Tome government. The 1997 DRSTP Agreement is to manage the exploration, exploitation and development of the potential oil and gas reserves onshore and offshore Sao Tome, either through a joint venture or in collaboration with major international oil exploration companies (See Note 3). The Company currently has no other operations.

      SIGNIFICANT EVENTS

      CHANGE IN CONTROL
      On February 15, 2001, pursuant to a Purchase Agreement dated December 31, 2000, as amended by a First Amendment thereto dated January 31, 2001 (as amended, the "Purchase Agreement"), between Chrome Energy, L.L.C., a Delaware limited liability company ("Chrome"), Talisman Capital Opportunity Fund Ltd. ("Talisman"), and TC Hydro Carbon, Inc., a Delaware corporation ("TCHC" or "TC Hydro Carbon" and, together with Talisman, the "Sellers"), Chrome purchased from the Sellers for $6,000,000 cash the following: (a) 375,000,000 shares of Company common stock, par value $.0001 per share (the "Common Stock"), owned of record by TC Hydro Carbon;
      (b) 2,244,385 shares of Common Stock held and owned of record by Talisman;
      (c) a convertible senior subordinated note from the Company due October 15, 2002, in the principal amount of $750,000 owned and held by Talisman;
      (d) a convertible note from the Company due October 26, 2000, in the principal amount of $500,000, owned and held by Talisman; (e) a senior secured 8.00% exchangeable promissory note from the Company due September 1, 2004, in the principal amount of $4,000,000 owned and held by TC Hydro Carbon; (f) a warrant certificate dated as of October 26, 1998, owned and held by Talisman providing the right to purchase 750,000 shares of Common Stock until October 26, 2008; (g) a warrant certificate dated as of October 26, 1998, owned and held by Talisman providing the right to purchase 750,000 shares of Common Stock until October 26, 2008; (h) a warrant certificate dated as of October 15, 1997, owned by Talisman providing the right to purchase 45,000 shares of the Common Stock until October 15, 2002; and (i) a warrant certificate dated as of April 23, 1999 owned by Talisman providing the right to purchase 1,000,000 shares of Common Stock until April 22, 2009. Subsequent to February 15, 2001, Chrome transferred to its financial advisors an aggregate of 116,629,564 shares of Common Stock acquired in this transaction.

      CHANGE OF COMPANY MANAGEMENT
      Upon consummation of the purchase by Chrome of the foregoing securities of the Company, the Company's three directors prior to February 15, 2001 elected three new directors. Immediately after the election of these new directors, the three prior directors resigned from the board of directors. The new directors appointed the new executive officers of the Company.

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS


      As a result of the February 15, 2001 Purchase Agreement, Chrome currently owns directly 260,614,871 shares of the Company's Common Stock.

      SETTLEMENT AGREEMENT - DERIVATIVE LAWSUIT
      In connection with the transactions contemplated by the Purchase Agreement, Chrome is a party to a First Amended Agreement dated February 9, 2001 (the "Derivative Settlement"), whereby the parties thereto have agreed to dismiss with prejudice a derivative lawsuit (styled ENVIRONMENTAL REMEDIATION HOLDING CORPORATION, DERIVATIVELY BY AND THROUGH KEVIN BARTLEY ET AL V. TALISMAN CAPITAL OPPORTUNITY FUND L.P. ET AL) previously filed by certain of the Company's shareholders against several of the Company's former directors and controlling shareholders. This agreement was executed prior to the Purchase Agreement noted above. Pursuant to the Derivative Settlement, the following actions were consummated:

      (a) under the terms of the line of credit and the Derivative Settlement, the Company executed a new note with Chrome maturing in September 2004 for $2,200,000 of the advances made by TC Hydro Carbon outstanding for more than 180 days as of January 31, 2001. Such note and the accrued interest thereon is convertible at any time at a conversion price of $0.20 per share;

      (b) the Company executed a new convertible note for $1,800,000 bearing interest at a rate of 10% per annum maturing September 2004. Such note and the accrued interest thereon is convertible at any time at a conversion price of $0.20 per share;

      (c) the 5.5% Note was cancelled and the Company executed a new convertible note payable to Chrome for $804,313, representing the outstanding principal balance of the 5.5% Note and all accrued interest thereon as of January 31, 2001. Such note is convertible, at Chrome's option, into shares of Common Stock at $0.20 per share;

      (d) the 20% Note was cancelled and the Company executed a new convertible note payable to Chrome for $631,667 representing the outstanding principal balance of the 20% Note and all accrued interest thereon, as of January 31, 2001. Such note is convertible, at Chrome's option, into shares of common stock at $0.20 per share;

      (e) the Company executed an additional $5 million senior convertible promissory note bearing interest at a rate of 10% annum maturing February 2003 convertible at the lesser of $0.20 per share or such price as shall be determined by the board of ERHC based on an independent determination by a recognized investment banker;

      (f) the Company issued 8,500,000 shares of common stock to an attorney to settle certain legal obligations of the plaintiffs involved in this settlement.

      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      USE OF ESTIMATES
      The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period for the years then ended. Actual results could differ significantly from those estimates.

      CASH EQUIVALENTS
      The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS


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

      COMMON STOCK ISSUED FOR GOODS RECEIVED AND SERVICES RENDERED
      The Company has issued shares of common stock for goods received and services rendered. The costs of the goods or services are valued according to the terms of relative agreements or market value on the date of obligation. The cost of the goods or services has been charged to operations.

      NET LOSS PER SHARE
      Net loss per common share - basic is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Net loss per share - diluted is not presented because the inclusion of common share equivalents would be anti-dilutive.

      NEW ACCOUNTING STANDARDS
      In July 2001, the Financial Accounting Standards Board issued SFAS 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS
      142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

      The provisions of SFAS 141 are effective immediately. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001. Earlier adoption is permitted for entities with fiscal years beginning after March 15, 2001 but not required.

      SFAS 141 will require that upon adoption of SFAS 142, the Company evaluate its existing intangible assets and make any necessary reclassifications in order to conform with the new criteria in SFAS 141. Upon adoption of SFAS 142, the Company plans to reassess the useful lives and residual values of all recorded intangible assets, and make any necessary amortization period adjustments by December 31, 2001. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS


      impairment in accordance with the provisions of SFAS 142 by December 31, 2002. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle. Upon adoption of SFAS 141 and SFAS 142, the Company does not anticipate a material impact to its financial statements.

NOTE 2 - GOING CONCERN

      The Company's current liabilities exceed its current assets by $3,909,464 at September 30, 2001. The Company has incurred net losses of $6,394,810 and $1,958,880 in 2001 and 2000, respectively. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. The Company is in ongoing negotiations to raise general operating funds and funds for specific projects. Management will be required to, and expects to, raise additional capital through the issuance of debt securities and offerings of equity securities to fund the Company's operations, and will attempt to continue raising capital resources until such time as the Company generates revenues sufficient to maintain itself as a viable entity. However, there is no assurance that such financing will be obtained.

      The Company's sole asset is its interest from the 1997 DRSTP Agreement, which will not become effective until the treaty between the DRSTP and the Federal Republic of Nigeria becomes effective (See Note 1). The failure of the treaty to become effective could have a materially adverse effect on the Company's planned operations.

      The Company has a total of $6.8 million available under debt agreements of $1,800,000 and $5,000,000, respectively, entered into by and between the Company and Chrome (its majority shareholder). The Company has drawn the full amount of the $1,800,000, and $829,883 from the $5,000,000, for a total outstanding of $2,629,883 as of September 30, 2001. It is expected that the Company will continue to borrow funds from Chrome in the future but there is no assurance that funds will be made available or under similar terms. In prior years, the Company was able to raise funds in a timely manner, but there is no assurance that they will continue to do so in the future. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. If the Company is unable to continue as a going concern, the values realized from the Company's assets may be less than the carrying amounts reported in its financial statements. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 3 - SAO TOME CONCESSION

       CONCESSION FEE PAYMENT
       The 1997 DRSTP Agreement required the Company to pay a $5,000,000 concession fee to the Sao Tome government.

       In October 1999, the government of DRSTP claimed that the Company had breached certain terms of the 1997 DRSTP Agreement and announced a termination of the Agreement. The Company immediately exercised its rights to have the matter settled via international arbitration in accordance with the terms of the 1997 DRSTP Agreement. The arbitration process continued through fiscal year 2000.

      CONCESSION FEE AGREEMENT
      After the acquisition by Chrome in February 2001, the Company initiated negotiations with the DRSTP concurrent with the arbitration process. On May 21, 2001, the Company and the DRSTP reached a Memorandum of Agreement, witnessed by the Federal Republic of Nigeria, ("2001 DRSTP Agreement") which replaced the 1997 DRSTP Agreement and suspended the arbitration

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS


      process. The 2001 DRSTP Agreement will be embodied in a Consent Award to be issued by the Arbitrator and will remain in effect through September 30, 2024 upon the ratification of a treaty between the Federal Republic of Nigeria and the DRSTP relative to the Joint Development Zone ("JDZ") between the countries. If the treaty is not ratified by May 21, 2003, (i) the 2001 DRSTP Agreement will be null and void and (ii) the parties will revert to the 1997 DRSTP Agreement and the arbitration proceedings regarding the agreements will resume. No further action has been taken by the Company or the DRSTP and the treaty between the DRSTP and the Federal Republic of Nigeria has not been ratified. Although the Company believes that this ratification will occur during early-to-mid year 2002, there is no assurance that it will be completed in such time frame, if at all. There can be no assurance that the treaty will be ratified, or that if a treaty is not ratified, that the results of any future arbitration proceedings will result favorably to the Company.

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

      - The option to acquire up to a 15% paid working interest in up to two Blocks of the Company's choice in the JDZ (this interest option must be exercised by the Company prior to the signing of an exploration and production agreement with an operator or contractor). A Block is an area designated as an individual unit for exploration or production of crude oil and natural gas.

      - Subject to certain restrictions, the Company shall receive up to two blocks of the Company's choice in the EEZ but outside the JDZ for development (the DRSTP will have the prior right to reserve up to a maximum of the first three Blocks).

      - The option to acquire up to a 15% paid working interest in up to two blocks of the Company's choice in the EEZ but outside the JDZ (this working interest option must be exercised by the Company prior to the signing of an exploration and production agreement with an operator). The Company would be required to pay its proportionate share of the signature bonus and all other costs related to the exploration and exploitation of the Blocks.

      SETTLEMENT AGREEMENT (PROCURA)
      On February 10, 2001, Chrome entered into an Assignment and Settlement Agreement with Procura Financial Consultants, C.C., a South African closely-held corporation ("Procura"), and STP Energy Corporation, a British Virgin Islands international business company ("STP"). Procura and STP had asserted claims and rights against the Company's business opportunities and contractual relationships with the Democratic Republic of Sao Tome and Principe claiming, among other

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS


      things, to be a joint venture partner of the Company in such relationship and also an indirect participant in STPetro, S.A., the national petroleum company of the DRSTP in which the Company owns a 49% equity interest. Under the Assignment and Settlement Agreement, Procura and STP assigned all such claims and rights to Chrome in exchange for $550,000 cash paid by Chrome. To the extent that any such claims were not assigned or not assignable to Chrome, Procura and STP released and covenanted not to sue the Company and the DRSTP. Subsequently, Chrome assigned the Procura and STP claims and rights to the Company, subject to repayment of the cash consideration it paid to acquire such claims and rights.

      INVESTMENT IN AND ADVANCES TO STPETRO, S.A.
      In July 1998, the government of the Democratic Republic of Sao Tome and Principe established the Sao Tome and Principe National Petroleum Company, SA ("STPetro") as the national petroleum company. The charter established the initial ownership of STPetro as 51% by DRSTP and 49% by ERHC in exchange for $51,000 and $49,000, respectively. Through June 30, 2001, the Company expended $1,076,557 on behalf of STPetro. As a condition of the 2001 DRSTP agreement referred to above, should a treaty between the Federal Republic of Nigeria and DRSTP on the joint development of petroleum and other resources in areas of the exclusive economic zone of the two nations become effective, the Company would no longer pursue collection of its investment or the amounts expended on behalf of STPetro. Although the Company believes that this ratification will occur during early-to-mid year 2002, there is no assurance that it will be completed in such time frame, if at all. Accordingly, management has elected to write off its investment in STPetro as well as the amounts expended on behalf of STPetro resulting in $1,125,557 being recorded as write-offs and abandonments during the year ended September 30, 2001.

NOTE 4 - RESTRICTED CASH

      At September 30, 2001 and 2000, the Company has restricted cash of $17,529 and $15,811, respectively, which is invested in an interest-bearing certificate of deposit, pledged as collateral for a performance bond covering certain oil and gas properties in Wichita Falls, Texas. These oil and gas properties were abandoned and written off during the year ended September 30, 1999 and the Company is currently investigating the release of the performance bond.

NOTE 5 - NOTES PAYABLE

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

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS


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

      In October 1998, the Company issued a 20% convertible subordinated unsecured note to Talisman Capital, in exchange for $500,000 cash. This note is convertible into shares of the Company's common stock at a conversion price to be determined by a stated formula. If the note was converted using the conversion price at the issuance date ($1.00), the Company will be required to issue 500,000 shares of common stock. This note also carried warrants for an additional 1,500,000 shares of common stock with an exercise price of $0.40 per share, or total additional proceeds to the Company of $600,000 in cash in the event all of the warrants are exercised.

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS


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

       In October 1998, the Company received conversion notices on $412,350 of the convertible debt issued in July and August 1998. This debt, and accrued interest amounting to $7,497, was converted into 1,210,686 shares of common stock under the applicable conversion formulas during the year ended September 30, 1999.

       In April 1999, the Company received conversion notices on $750,000 of the convertible debt issued in November 1997. This debt, and accrued interest and penalties thereon of $400,110, was converted into 5,750,550 shares of common stock. Also in April 1999, the Company received conversion notices on $1,362,650 of the convertible debt issued in July and August 1998. This debt, and accrued interest and penalties of $675,216, was converted into 11,714,293 shares of common stock during the year ended September 30, 1999.

       Effective April 1999, the Company negotiated a Standstill Agreement with each of its convertible noteholders. The Standstill Agreement essentially waived all interest and penalties from the effective date of the agreement (April 23, 1999) through October 15, 1999, changed the conversion feature of each note so each note's conversion terms were uniform, and fixed the conversion price to be $0.20 per share. Each noteholder also agreed, until October 15, 1999, (i) not to convert all or any part of their notes, (ii) not to declare a default or seek acceleration of any payments under the notes; (iii) not to commence any foreclosure or bankruptcy actions under the note; (iv) not to declare an event of default or commence any arbitration action under any of the transaction documents. In addition all interest and penalties accrued through the effective date of the Standstill Agreement were converted to common stock of the Company. Accordingly, the Company issued 12,815,321 shares of common stock in exchange for accrued interest of $562,848 and accrued penalties of $1,831,392 during the year ended September 30, 1999.

       In October 1999, the Company received a conversion notice on $150,000 of the convertible debt issued in July 1998. This debt, and accrued interest and penalties of $145,881, was converted into 7,607,092 shares of common stock during the year ended September 30, 2000.

       CONVERTIBLE DEBT PAYABLE TO SHAREHOLDERS
       In August 1999, in conjunction with the change in control of the Company involving TCHC, the Company entered into a $4.0 million senior secured 8.00% exchangeable promissory note. As of September 30, 2000, the outstanding balance of this note was $2,444,944. This note was acquired by Chrome, effective February 15, 2001, as a part of closing of the Purchase Agreement discussed below under "Lines of Credit (Chrome)".

       ESCROW AGREEMENTS (CHROME)
       During January 2001, Chrome entered into escrow agreements with a financial institution for the benefit of the holders of $6,178,750 or 83.2% of the aggregate principal amount of the Company's outstanding convertible debt securities, which, together with the convertible debt securities held by Chrome of $1,250,000 (excluding convertible lines of credit currently held by Chrome), constitutes 100% of all of the Company's outstanding convertible debt securities at that date. These escrow agreements provide for the amendment of the outstanding convertible debt held by the parties to the escrow agreements so that (i) the maturity date is extended to January

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS


       31, 2003, (ii) interest will be payable by the Company on January 31, 2002 and at maturity, (iii) the conversion price is fixed at $0.20 per share, subject to standard anti-dilution adjustments, and (iv) all prior defaults by the Company are waived. Substantially all note holders agreed to the amended terms. The original notes were canceled and replaced with new debt instruments. Additionally, accrued interest of $782,372 as of January 31, 2001 relating to these convertible notes was converted into principal resulting in the total of the new notes being $8,211,122, including $1,435,979 held by Chrome.

       As of September 30, 2001, if this debt was converted using the conversion price of $0.20 per share, the Company would be required to issue 41,055,610 shares of common stock based on an outstanding principal amount of $8,211,122, of which 7,179,895 shares of common stock would be issued to Chrome. Additionally, interest accrued and unpaid on these notes as of September 30, 2001 is $452,718, of which $114,661 is owed to Chrome. At the option of the noteholders unpaid interest can be converted into common stock of the Company. As of September 30, 2001, if this accrued interest were converted using the conversion price of $0.20 per share, the Company would be required to issue 2,263,590 shares of common stock, of which 573,305 would be issued to Chrome.

       LINES OF CREDIT (CHROME)
       In connection with the Purchase Agreement between Chrome and TCHC, the TCHC $4.0 million 8% exchangeable promissory note, referred to above, was acquired and assumed by Chrome. Chrome and the Company subsequently agreed to amend and restate the promissory note into a $2.2 million note maturing in September 2004 and Chrome has made available, a new working capital line of credit in the amount of $1.8 million maturing in September 2004 at terms similar to the TCHC line of credit. These lines of credit are convertible at the lesser of $0.20 per share or such price as shall be determined by the Board of Directors of ERHC based on an independent determination by a recognized investment banker. In addition, as provided for by the Derivative Settlement on February 9, 2001, Chrome executed an additional $5.0 million senior convertible promissory note ("$5.0 Million Line of Credit") bearing interest at a rate of 10% per annum, maturing in February 2003. The $5.0 Million Line of Credit is convertible at the lesser of $0.20 per share or such price as shall be determined by the Board of Directors of ERHC based on an independent determination by a recognized investment banker. As of September 30, 2001 the total outstanding under these debt instruments was $5,233,527, of which $4,829,883 of the amount is convertible into shares of common stock of the Company.

       As of September 30, 2001, if these debt instruments were converted using the conversion price of $0.20 per share, the Company would be required to issue 24,149,415 shares of common stock to Chrome. Additionally, interest accrued and unpaid on these notes as of September 30, 2001 is $469,213, of which $436,165 is subject to conversion. As of September 30, 2001, if this accrued interest was converted using the conversion price of $0.20 per share, the Company would be required to issue 2,180,825 shares of common stock to Chrome.

NOTE 6 - ACCRUED SALARIES

       At September 30, 2001 and 2000, the Company has accrued salaries of $1,013,035 owed to two former officers of the Company. The amounts and rights claimed by these officers are subject to lawsuits in which the Company is negotiating a final settlement. As of September 30, 2001 no agreement has been reached, but the Company expects that a negotiated settlement may result in the issuance of additional shares of common stock of the Company (See Note 11).

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS


NOTE 7 - ACCRUED INTEREST AND PENALTIES

       Accrued interest and penalties consisted of the following:

                                                          September 30,
                                                      ---------------------
                                                        2001         2000
                                                      --------     --------

         Accrued interest - non-convertible
           shareholder loan                           $ 33,048     $   -
         Accrued interest - convertible
           shareholder loans                           550,824      174,190
         Accrued interest - convertible debt           338,057      579,351
                                                      --------     --------

         Total                                        $921,929     $753,541
                                                      --------     --------

       As referred to in Note 6, effective January 31, 2001, Chrome entered into escrow agreements with a financial institution for the benefit of the holders of all of the Company's outstanding convertible debt securities at that date. As a condition to the escrow agreements all accrued interest up through and including January 31, 2001, totaling $782,372 was capitalized as part of the amended note agreements.

NOTE 8 - INCOME TAXES

       At September 30, 2001 the Company has a consolidated net operating loss carry-forward ("NOL") of approximately $53 million expiring through 2021. The Company has a deferred tax asset of approximately $18.69 million resulting from this NOL. The loss carryforwards are subject to certain limitations under the Internal Revenue Code including Section 382 of the Tax Reform Act of 1986. ERHC believes that the utilization of these net operating loss carryforwards could be significantly limited due to the changes in ownership and control. The ultimate realization of the resulting net deferred tax asset is dependent upon generating sufficient taxable income prior to expiration of the NOLs. Due to the nature of these NOLs and since realization is not assured, management has established a valuation allowance relating to the deferred tax asset for both 2001 and 2000 in an amount equal to the deferred tax asset.

NOTE 9 - SHAREHOLDERS' EQUITY (DEFICIT)

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

       During the year ended September 30, 2001, the Company issued 8,500,000 shares of common stock to an attorney to settle certain legal obligations of the plaintiffs involved in the Derivative Settlement referred to in
       Note 1. The fair value of these shares upon issuance was $425,000 based on a $0.05 per share price determined from quoted market prices of the Company's common stock on the date of issuance. This amount has been recorded within general and administrative expenses during the year ended September 30, 2001.

       During March 2001, the Company issued 10,000,000 shares of common stock to an entity controlled by an officer and 18,500,000 million shares of common stock to a consultant for services rendered in connection with the February 15, 2001 change of control transaction referred

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS


       to in Note 1. The fair value of these shares upon issuance was $1,425,000 based on a $0.05 per share price determined from quoted market prices of the Company's common stock on the date of issuance. This amount has been recorded within general and administrative expenses during the year ended September 30, 2001.

       WARRANTS
       From time to time, in order to fund operating activities of the Company, common stock and convertible debt are issued for cash and common stock is issued in exchange for goods or services. Generally, offerings of the Company's common stock and convertible debt include warrants to acquire common stock of the Company at fixed exercise prices. Occasionally, depending on the nature of the offerings (common stock or debt) and restrictions imposed, the exercise price of the warrant may be below the fair market value of the underlying common stock on the date of issuance. As of September 30, 2001 and 2000 the Company has 7,511,825 and 8,242,825, respectively, of warrants outstanding to acquire the Company's common stock at exercise prices range from $0.25 to $3.17 per share. During the year ended September 30, 2001, 731,000 warrants expired unexercised having a weighted average exercise price of $0.70 per warrant. As of September 30, 2001 total cash proceeds to the Company would be $7,480,272 with an average exercise price of approximately $1.00 if all of the outstanding warrants are exercised. These warrants expire on various dates throughout the period June 18, 2002 to April 22, 2009.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

       PENDING LITIGATION AND OTHER CONTINGENCIES
       During August 1999 and February 2001, the Company underwent changes of control. Following the changes of control of the Company, new management and the new board of directors were required to expend significant Company resources to settle claims and expenses arising out of the conduct of prior management. In addition, the Company faces additional unresolved claims and disputes, including suits seeking recoveries in excess of $1.0 million brought by an employee and prior officers for back salary and other amounts. The Company is defending its position vigorously, but there is no certainty that the Company will prevail. The Company is proceeding in the hope that a settlement can be reached. As of September 30, 2001 and 2000, officers' salaries of $1,013,035 have been accrued and management believes this amount will be sufficient to settle any amounts that may be due.

       The Company is subject to other legal proceedings which have arisen in the ordinary course of business and have not been fully adjudicated. Although there can be no assurance as to the ultimate disposition of these matters and the proceedings disclosed above, in the opinion of management, based upon information available at this time, the cost of defense or settlement of these actions, individually or in the aggregate, will not have a materially adverse effect on the financial position, results of operations, or cash flows of the Company.

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

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS


       SEC INVESTIGATION
       During the year ended September 30, 2000, the Company was advised by the Enforcement Division of the Securities and Exchange Commission ("SEC") that they had begun an investigation of the Company's past activities. The Company is cooperating fully with the SEC's investigation and has provided documentary support as requested. Although the Company has been advised that the focus of the investigation is actions taken by the Company prior to August 1999 (date of the 1999 change of control) there is no assurance that the investigation will not be expanded to later dates. As of December 20, 2001 there has been no recent contact from the SEC requesting additional information for the investigation. Until the Company receives notice informing otherwise, the investigation by the SEC remains pending.

       COMMITMENTS
       The Company entered into a management services agreement with Chrome Oil Services, Ltd. ("COS") in February 2001. Pursuant to that agreement, COS provides the Company with management and business development services in addition to providing specified services in the areas of refinery maintenance, engineering design, and upstream oil industry services. COS provides these services to the Company for a management fee of $68,000 per month. Messrs. Mba, Echesi, and Ntephe are employees of COS that provides services to the Company and these persons receive salaries and expense reimbursement from COS, not from the Company. This agreement has no expiration date but does expire 30 days following the delivery of a written notice of termination by either party. During the year ended September 30, 2001 total expenses incurred under this management services agreement were approximately $505,000. During the year ended September 30, 2001, total direct expenses reimbursed by the Company to COS for travel and related expenses were approximately $962,000.

       The Company's Houston, Texas office is leased by COS, pursuant to the management services agreement, and is provided for the Company pursuant to such agreement. This lease for approximately 1,900 sq. ft. of office space expires February 2006.

       The Company has not entered into any employment agreements directly with its officers and directors. To date, members of the board of directors have not received any compensation, but have been reimbursed for expenses incurred in the performance of their duties. In the future, the Company may decide to pay its directors.

       The Company currently has three officers and support staff that provide services to the Company pursuant to the management services agreement with COS.

NOTE 11 - SUBSEQUENT EVENTS

       During October 2001, the Company issued 713,739 shares of common stock to three creditors for conversion of debt and payment of accrued interest in the aggregate amount of $142,748.

       As referred to in Note 10, the Company is involved in pending litigation with former officers and an employee of the Company regarding back salary and other amounts. On November 13, 2001, a settlement was reached with one of the former officers in return for the issuance of an additional 2,500,000 shares of the Company's common stock valued at $250,000 based on a fair market value of $0.10 per share. Additionally, the Company agreed to lift a "144 Restrictive Legend" from an existing 2,500,000 shares of common stock currently held by this officer. In return, this officer agreed to release the Company from all claims and rights brought about as a result of that suit. As of September 30, 2001 the Company had accrued the entire amount owed under this claim.