Form 10KSB/A
period 2001-09-30
ENVIRONMENTAL REMEDIATION HOLDING CORP
filed 2002-01-07
CIK 799235

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

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

        This amendment No. 1 to Form 10-KSB on Form 10-KSB/A amends Part III
Item 11 for corrections to the beneficial ownership percentages presented therein and further explains the calculation method.

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


                                                SHARES OF COMMON STOCK
NAME AND ADDRESS                                  BENEFICIALLY OWNED            PERCENTAGE OF VOTING POWER
----------------                                ----------------------          --------------------------
Sir Emeka Offor                                      299,677,483                          52.03%(1)

Chude Mba                                             10,000,000                           1.86%(2)

Nicolae Luca                                             --                                 --

Eze Echesi                                               --                                 --

Peter C. Ntephe                                          --                                 --

Chrome Energy, LLC                                   299,677,483                          52.03%(1)

All officers and directors
as a group (5 persons)                               309,677,483                          53.77%(1)


       The address of each beneficial owner is c/o Environmental Remediation Holding Corporation, 5444 Westheimer Road, Suite 1570, Houston, Texas 77056.

       Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or dispositive power with respect to such shares.

(1) Shares beneficially owned and percentage of ownership are based on 536,911,938 shares of Common Stock outstanding as of December 20, 2001 and 39,062,612 shares which may be acquired through the exercise of certain convertible debt by Chrome Energy LLC.

(2) Shares beneficially owned and percentage of ownership are based on 536,911,938 shares of Common Stock outstanding as of December 20, 2001.

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