Form 10QSB
period 2001-12-31
ENVIRONMENTAL REMEDIATION HOLDING CORP
filed 2002-02-14
CIK 799235

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

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

                                 Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

The number of common shares outstanding as of February 11, 2002 was 539,983,533.

Transitional Small Business Disclosure Format:  Yes [ ] No [X]

                                TABLE OF CONTENTS


                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION


                          PART I. FINANCIAL INFORMATION


Item 1.   Financial Statements (Unaudited)                           PAGE
                                                                     ----

          Balance Sheet as of December 31, 2001                        2

          Statements of Operations for the Three Months Ended
          December 31, 2001 and 2000                                   3

          Statements of Cash Flows for the Three Months Ended
          December 31, 2001 and 2000                                   4

          Notes to the Financial Statements                            5

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Plan of Operations                            12


                        PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                           16

Item 2.   Changes in Securities                                       17

Item 3.   Defaults Upon Senior Securities                             17

Item 4.   Submission of Matters to a Vote of Security Holders         17

Item 5.   Other Information                                           17

Item 6.   Exhibits and Reports on Form 8-K                            17

         (a) Exhibits
         (b) Reports on Form 8-K

Signatures                                                            18

ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

BALANCE SHEET
--------------------------------------------------------------------------------

                                                                           DECEMBER 31, 2001
                                                                          -------------------
                                  ASSETS

CURRENT ASSETS
Cash                                                                         $     13,001
Restricted cash                                                                    17,529
Prepaid expenses and other current assets                                          51,563
                                                                             ------------

           Total current assets                                                    82,093
                                                                             ------------

DRSTP concession fee                                                            5,550,000
                                                                             ------------

Total assets                                                                 $  5,632,093
                                                                             ------------

              LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities                                     $  1,927,967
Accrued officers salaries                                                         763,035
Accrued interest                                                                  453,767
Accrued interest, shareholder                                                     752,841
                                                                             ------------

           Total current liabilities                                            3,897,610
                                                                             ------------

LONG TERM LIABILITIES
Nonconvertible debt, shareholder                                                  403,644
Convertible debt, shareholder                                                   7,162,862
Convertible debt                                                                6,640,348
                                                                             ------------

           Total long term liabilities                                         14,206,854
                                                                             ------------

Total liabilities                                                              18,104,464
                                                                             ------------

COMMITMENTS AND CONTINGENCIES                                                          --

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.0001 par value; authorized 10,000,000 shares;
   none issued and outstanding                                                         --
Common stock, $0.0001 par value; authorized 950,000,000 shares;
   issued and outstanding 535,670,656                                              53,567
Additional paid-in capital                                                     45,840,821
Accumulated deficit                                                           (58,366,759)
                                                                             ------------

Total shareholders' deficit                                                   (12,472,371)
                                                                             ------------

Total liabilities and shareholders' deficit                                  $  5,632,093
                                                                             ------------


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                           THREE MONTHS ENDED
                                                                              DECEMBER 31,
                                                                   -----------------------------------
                                                                        2001                  2000
                                                                   -------------         -------------
COSTS AND EXPENSES
General and administrative expense                                 $     768,374         $      77,329
Interest expense                                                         292,632               202,987
                                                                   -------------         -------------

Net loss                                                           $  (1,061,006)        $    (280,316)
                                                                   -------------         -------------

Net loss per common share - basic and diluted                      $       (0.00)        $       (0.00)
                                                                   -------------         -------------

Weighted average number of common shares outstanding                 532,555,321           495,456,917
                                                                   -------------         -------------



SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                           THREE MONTHS ENDED
                                                                              DECEMBER 31,
                                                                   ----------------------------------
                                                                       2001                   2000
                                                                   -----------            -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                           $(1,061,006)           $  (280,316)
Adjustments to reconcile net loss to net cash
   used by operating activities
   Changes in operating assets and liabilities:
      Prepaid expenses and other current assets                          2,256                 (4,500)
      Accounts payable and other accrued liabilities                  (128,485)               (38,864)
      Accrued interest                                                 292,632                202,987
                                                                   -----------            -----------

Net cash used by operating activities                                 (894,603)              (120,693)
                                                                   -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt, shareholder                            897,000                120,693
                                                                   -----------            -----------

Net cash provided by financing activities                              897,000                120,693
                                                                   -----------            -----------

Net increase in cash                                                     2,397                     --

Cash, beginning of period                                               10,604                 15,333
                                                                   -----------            -----------

Cash, end of period                                                $    13,001            $    15,333
                                                                   -----------            -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
   Noncash operating and financing activities:
      Stock issued in exchange for:
      Accrued officers salaries                                    $   250,000            $        --
      Accrued interest                                             $     7,953            $        --
      Convertible debt                                             $   134,795            $        --




SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

                          NOTES TO FINANCIAL STATEMENTS



NOTE 1 - BUSINESS ORGANIZATION

The financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2001.

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

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

                          NOTES TO FINANCIAL STATEMENTS



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

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

                          NOTES TO FINANCIAL STATEMENTS



SAO TOME CONCESSION

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

If the 2001 DRSTP Agreement becomes effective, the Company will be entitled to the following:

      o % of the DRSTP share of all Profit Oil received from operations conducted in the JDZ. Profit Oil means the available crude oil and natural gas minus all royalty payments and costs associated with the exploration and development of such oil and gas.

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

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

                          NOTES TO FINANCIAL STATEMENTS



            The Company would be required to pay its proportionate share of the signature bonus and all other costs related to the exploration and exploitation of the Blocks.

If the treaty is not ratified by May 21, 2003, (i) the 2001 DRSTP Agreement will be null and void and (ii) the parties will revert to the 1997 DRSTP Agreement and the arbitration proceedings regarding the agreements will resume. On January 16, 2002 the treaty was ratified thus ending the arbitration proceedings (see
Note 6).

SETTLEMENT WITH PROCURA

On February 10, 2001, Chrome Energy LLC ("Chrome") entered into an Assignment and Settlement Agreement with Procura Financial Consultants, C.C., a South African closely-held corporation ("Procura"), and STP Energy Corporation, a British Virgin Islands international business company ("STP"). Procura and STP had asserted claims and rights against the Company's business opportunities and contractual relationships with the Democratic Republic of Sao Tome and Principe claiming, among other things, to be a joint venture partner of the Company in such relationship and also an indirect participant in STPetro, S.A., the national petroleum company of the DRSTP in which the Company owns a 49% equity interest. Under the Assignment and Settlement Agreement, Procura and STP assigned all such claims and rights to Chrome in exchange for $550,000 cash paid by Chrome. To the extent that any such claims were not assigned or not assignable to Chrome, Procura and STP released and covenanted not to sue the Company and the DRSTP. Subsequently, Chrome assigned the Procura and STP claims and rights to the Company, subject to repayment of the cash consideration Chrome paid to acquire such claims and rights.

NOTE 2 - DEBT

In October 2001, the Company received notice of conversion of $134,795 of the convertible debt originally issued in 1998, as subsequently amended. This debt, and accrued interest and penalties of $7,953, was converted into 713,739 shares of common stock.

NOTE 3 - GOING CONCERN

The Company's auditor issued a going concern opinion in connection with the audit of the Company's financial statements as of September 30, 2001. The Company's current liabilities exceed its current assets by $3,815,517 at December 31, 2001. For the three months ended December 31, 2001, the Company's net loss was $1,061,006. The Company has incurred net losses of $6,394,810 and $1,958,880 in the fiscal years 2001 and 2000, respectively. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. The Company is in ongoing negotiations to raise general operating funds and funds for specific projects. Management will be required to, and expects to, raise additional capital through the issuance of debt securities and offerings of equity securities to fund the Company's operations, and will attempt to continue raising capital resources until such time as the Company generates revenues sufficient to maintain itself as a viable entity. However, there is no assurance that such financing will be obtained.

The Company has a total of $6.8 million available under two working capital lines of credit of $1,800,000 and $5,000,000, respectively, entered into by and between the Company and Chrome (its majority shareholder). The Company has drawn the full amount of the $1,800,000 working capital line of credit, and has drawn $1,726,883 of the $5,000,000 working capital line of credit, for a total amount outstanding of $3,526,883 under these working capital lines of credit as of December 31, 2001. It is expected that the Company will continue to borrow funds from Chrome in the future but there is no assurance that funds

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

                          NOTES TO FINANCIAL STATEMENTS



will be made available or under similar terms. In prior years, the Company was able to raise funds in a timely manner, but there is no assurance that it will continue to do so in the future. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. If the Company is unable to continue as a going concern, the values realized from the Company's assets may be less than the carrying amounts reported in its financial statements. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 4 - EQUITY

In addition to the 713,739 shares of common stock issued in the conversion debt and accrued interest and penalties (see Note 2), during December 2001, the Company issued 2,500,000 shares of common stock valued at $250,000, based on a fair market value of $0.10 per share, to a former officer in settlement of a lawsuit relating to prior salaries not paid and other amounts. The Company had previously accrued the entire amount owed under this claim as accrued officers salaries.

NOTE 5 - PENDING LITIGATION AND OTHER CONTINGENCIES

Following the August 1999 change in control of the Company, new management and the new board of directors have been required to expend significant Company resources to settle claims and expenses arising out of the conduct of prior management. In addition, the Company faces additional unresolved claims and disputes, including suits seeking recoveries brought by a former employee, a consultant and a former officer for back salary and other amounts. The Company is defending its positions vigorously, but there is no certainty that the Company will prevail. The Company is proceeding in the hope that a settlement can be reached. As of December 31, 2001, officers' salaries of $763,035 have been accrued and management believes this amount will be sufficient to settle any amounts that may be due.

Additionally, from time to time, certain potential obligations are presented to the Company that may have originated during periods prior to current management's tenure. These alleged obligations are generally for goods and services for which the Company has no record. The Company actively investigates these claims as they arise. All known material obligations of the Company have been recorded and reflected in the financial statements, but there is no certainty that all material claims have been presented to the Company nor have the benefits of available statutes of limitations been considered, should they apply.

COMMITMENTS

The Company entered into a management services agreement with Chrome Oil Services, Ltd ("COS") in February 2001. Pursuant to that agreement, COS provides the Company with management and business development services in addition to providing specialized services in the areas of refinery maintenance, engineering design, and upstream oil industry services. COS provides these services to the Company for a management fee of $68,000 per month. Messrs. Mba, Echesi, and Ntephe are employees of COS that provide services to the Company and these persons receive salaries and expense reimbursement from COS, not from the Company. This agreement has no expiration date but does expire 30 days following the delivery of a written notice of termination by either party. During the three months ended December 31, 2001, total expenses incurred under this management services agreement were $204,000 and total direct expenses reimbursed by the Company to COS for travel and related expenses were approximately $345,000.

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

                          NOTES TO FINANCIAL STATEMENTS



The Company's office is in Houston, Texas and is leased by COS. COS provides the space to the Company pursuant to a management services agreement. This lease, for approximately 1,900 sq. ft. of office space, expires in February 2006.

The Company has not entered into any employment agreements with its officers and directors. To date, members of the board of directors have not received any compensation, but have been reimbursed for expenses incurred in the performance of their duties. In the future, the Company may decide to pay its directors.

COS currently has three officers and support staff that provide services to the Company pursuant to the management services agreement with COS.

In October 2001, the Company entered into an agreement with a consulting group to represent ERHC in commercial negotiations with potential oil and gas industry partners to participate in the award of licenses in Sao Tome and to assist with other financial related services as deemed necessary. The Company is required to pay an initial fee of $150,000 for the period October 2001 through January 31, 2002 and $30,000 per month thereafter. In addition, the Company is obligated to pay a minimum additional fee of $500,000 contingent upon the successful first closing of a transaction. The Company funded $130,000 of its initial fee in December 2001. The agreement has a term of one year but expires immediately upon written notice of termination by either party, without penalty to either party.

NOTE 6 - SUBSEQUENT EVENTS

On January 16, 2002 the Federal Republic of Nigeria ("FRN") and the DRSTP ratified a treaty between the two countries establishing a JDZ over the offshore area that had previously been subject to competing national claims for the exploration and exploitation of petroleum resources. As a result, the May 2001 Memorandum Agreement between the Company and DRSTP, which replaces the May 1997 Agreement between the Company and DRSTP became effective and provides the Company with certain rights, working interests in licenses, a share in signature bonuses and profit oil, and an over-riding royalty interest in production. This event ended the Company's Arbitration Proceedings with DRSTP.

During January 2002, the Company issued 2,546,975 shares of common stock to three convertible noteholders for conversion of debt and payment of accrued interest in the aggregate amount of $509,394.

During January 2002, the Company issued 324,620 shares of common stock valued at $64,924, based on a fair market value of $0.20 per share, to a previous convertible noteholder in settlement of interest penalties related to debt originally converted in fiscal year 1999. As of December 31, 2001 the Company had accrued the entire amount owed under this claim as a portion of accrued interest.

The Company is involved in pending litigation with a former employee, a consultant and a prior officer of the Company regarding back salary and other amounts. In January 2002 a settlement was reached with the consultant in return for the issuance of an additional 200,000 shares of the Company's common stock valued at $40,000, based on a fair market value of $0.20 per share. As of December 31, 2001 the Company had accrued the entire amount owed under this claim as a portion of accrued officers salaries.

On January 29, 2002, the Company solicited the consent of non-affiliated convertible noteholders to pay interest due on January 31, 2002 with common stock of the Company having a value equal to $0.20 per share. As of February 11, 2002, the Company had received approved consent forms from convertible noteholders representing approximately $248,000 of the total amount, or approximately 1,240,000 shares

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

                          NOTES TO FINANCIAL STATEMENTS



of common stock, due of approximately $461,000. Upon receipt of written notice from its convertible noteholders the Company has 30 days to remedy any event of noncompliance of its material covenants as defined by such debt agreements. The Company is hopeful that a majority of its convertible noteholders will consent to a receipt of common stock of the Company in lieu of a cash payment of interest owed. Dissenters will be settled with cash in a timely fashion. Should the remaining convertible noteholders elect to receive common stock of the Company in lieu of a cash payment, approximately 1,065,000 additional shares of common stock will be issued.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO DECEMBER 31, 2001

During the three months ended December 31, 2001, the Company incurred a net loss of $1,061,006 compared to a net loss of $280,316 for the three months ended December 31, 2000. During February 2001, the Company negotiated a management services with Chrome Oil Services Ltd. ("COS") whereby the Company would pay a monthly management fee of $68,000 for various services to be provided by COS inclusive of all general office expenses incurred. Total expenses incurred under this management services agreement were $204,000 for the three months ended December 31, 2001. There was no such expense incurred in the same period a year ago. In addition, the Company's executive officers incurred travel and travel related expenses of approximately $345,000 for the three months ended December 31, 2000;

there was no such expense incurred in the same period a year ago. During the three months ended December 31, 2001, management of COS continued negotiations with officials of the FRN and DRSTP and made numerous trips to the United States while managing the ongoing affairs of the Company. The Company anticipates travel related expenses to continue to be significant as the Company further develops its business interests. In October 2001, the Company entered into an agreement with a consulting group to represent ERHC in commercial negotiations with potential oil and gas industry partners to participate in the award of licenses in Sao Tome and to assist with other financial related services as deemed necessary. The Company is required to pay an initial fee of $150,000 for the period October 2001 through January 31, 2002 and $30,000 per month thereafter. In addition, the Company is obligated to pay a minimum additional fee of $500,000 contingent upon the successful first closing of a transaction. The Company funded $130,000 of its initial fee in December 2001. The agreement has a term of one year but expires immediately upon written notice of termination by either party, without penalty to either party. Total expenses incurred under this agreement were $130,000 for the three months ended December 31, 2001; there was no such expense incurred in the same period a year ago.

      During the three months ended December 31, 2000 and 2000, respectively, the Company had no revenues from which cash flows could be generated to support operations and thus relied entirely on borrowings funded from its working capital lines of credit provided by Chrome and TC Hydro Carbon.

GOING CONCERN

      The Company's auditors issued a going concern opinion in connection with the audit of the Company's financial statements as of September 30, 2001. For the year ended September 30, 2001, the Company's independent auditors stated that the Company's financial condition raises substantial doubts about its ability to continue as a going concern. The Company's current liabilities exceed its current assets by $3,815,517 at December 31, 2001. For the three months ended December 31, 2001, the Company's net loss was $1,061,006. The Company has incurred net losses of $6,394,810 and $1,958,880 in fiscal years 2001 and 2000, respectively. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. The Company is in ongoing negotiations to raise general operating funds and funds for specific projects. Management will be required to, and expects to, raise additional capital through the issuance of debt securities and offerings of equity securities to fund the Company's operations, and will attempt to continue raising capital resources until such time as the Company generates revenues sufficient to maintain itself as a viable entity. However, there is no assurance that such financing will be obtained.

        The Company has a total of $6.8 million available under two working capital lines of credit of $1,800,000 and $5,000,000, respectively, entered into by and between the Company and Chrome (its majority shareholder). The Company has drawn the full amount of the $1,800,000 working capital line of credit and $1,726,883 from the $5,000,000 working capital line of credit, for a total outstanding of $3,526,883 under these working capital lines of credit as of December 31, 2001. It is expected that the Company will continue to borrow funds from Chrome in the future but there is no assurance that funds will be made available or under similar terms. Chrome is not obligated to provide future borrowings in excess of its existing committed lending obligations. In prior years, the Company was able to raise funds in a timely manner, but there is no assurance that it will continue to do so in the future. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. If the Company is unable to continue as a going concern, the values realized from the Company's assets may be less than the carrying amounts reported in its financial statements. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

      The Company presently intends to utilize any available sources of cash funds to provide for general corporate overhead and to continue to pursue its interests in Sao Tome.

      The Company is in ongoing negotiations to raise general operating cash funds and funds for specific projects. Management will be required to, and expects to, raise additional capital through the issuance of debt securities and offerings of equity securities to fund the Company's operations, and will attempt to continue raising capital resources until such time as the Company generates revenues sufficient to maintain itself as a viable entity. However, there is no assurance that such financing will be obtained.

      In October 2001, the Company entered into an agreement with a consulting group to present ERHC in commercial negotiations with potential industry partners and to assist with other financial related services as deemed necessary. Should a partnering transaction be identified, the consulting group would provide support necessary to assist the Company in securing appropriate funding (debt, equity or a combination thereof) to close the transaction.

      As of February 11, 2002, the Company had borrowed approximately $1,877,000 against its $5 million working capital line of credit from Chrome. It is expected that the Company will continue to borrow funds under this working capital line of credit in the future but there is no assurance that funds will be made available or under similar terms. Chrome is not obligated to provide future borrowings in excess of its existing committed lending obligations. In prior years, the Company was able to raise funds in a timely manner, but there is no evidence that it will continue to do so in the future.

WORKING CAPITAL

As of December 31, 2001, the Company had negative working capital of $3,815,517 of which $1,206,608 relates to accrued interest and $763,035 relates to accrued officers salaries, both of which will most likely be settled by the issuance of shares of common stock of the Company. As of December 31, 2001, the Company had drawn the full amount available of $1,800,000 under one working capital line of credit and $1,726,883 had been advanced to the Company under another $5,000,000 working capital line credit with Chrome. As of February 11, 2002, the Company had borrowed approximately $1,877,000 under this working capital line of credit. This working capital line of credit is convertible into shares of Common Stock at a rate of $0.20 per share.

      The Company expects to continue utilizing its $5 million working capital line of credit in order to sustain minimum operations and to continue developing and promoting its interests in DRSTP. Where possible, the Company may seek to preserve cash resources by settling obligations through the issuance of shares of the Company's common stock or by the issuance of convertible debt instruments.

NEW ACCOUNTING STANDARDS

      In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

      The provisions of SFAS 141 are effective immediately. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001. Earlier adoption is permitted for entities with fiscal years beginning after March 15, 2001 but not required.

      SFAS 141 will require that upon adoption of SFAS 142, the Company evaluate its existing intangible assets and make any necessary reclassifications in order to conform with the new criteria in SFAS 141. Upon adoption of SFAS 142, the Company plans to reassess the useful lives and residual values of all recorded intangible assets, and make any necessary amortization period adjustments by December 31, 2001. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 by December 31, 2002. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle. Upon adoption of SFAS 141 and SFAS 142, the Company does not anticipate a material impact on its financial statements.

FORWARD LOOKING STATEMENTS

Except for historical information contained herein, certain other matters discussed herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, that address future activities, events or developments, including such things as future revenues, product development, market acceptance, responses from competitors, capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of the Company's business and operations, plans, references to future success and other such matters, are forward-looking statements.

The words "anticipates," "believes," "estimates," "expects," "plans," "intends," "should," "seek," "will," and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. These statements are based on certain historical trends, current conditions and expected future developments as well as other factors we believe are appropriate in the circumstances. However, whether actual results will conform to our expectations and predictions is subject to a number of risks and uncertainties that may cause actual results to differ materially, our success or failure to implement our business strategy, changes in laws or regulations, changes in technology, and other factors, many of which are beyond our control. Consequently, all of the forward-looking statements made in this Report are qualified by these cautionary statements and there can be no assurance that the actual results we anticipate will be realized or, even if substantially realized, that they will have the expected consequences to or effects on us or our business or operations. We assume no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

ARBITRATION PROCEEDINGS WITH DRSTP. In 1999, the Company requested that the President of the International Chamber of Commerce appoint an arbitrator to decide the Company's claims against the DRSTP arising under the 1997 Agreement. An arbitrator was appointed and, on March 17, 2000, the arbitrator issued an order setting forth the deadlines for the parties to submit their defenses, claims and counter-claims and the procedures for submission of evidence, submission of documents, witnesses, testimony and examination. On May 21, 2001, the Company and the DRSTP agreed that, should a treaty between the FRN and the DRSTP on the joint development of petroleum and other resources in areas of the Exclusive Economic Zone of the two nations become effective, the 2001 Agreement will then become effective and be in effect through September 30, 2024. Should a treaty not be entered into between the two countries by May 21, 2003, (i) the 2001 Agreement will be null and void and (ii) arbitration proceedings regarding the agreements described in the paragraph will resume. This treaty was ratified effective January 16, 2002 thus ending the arbitration proceedings.

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

AL COTTEN V. ERHC. 15TH JUDICIAL DISTRICT COURT, LAFAYETTE, NO. 99-4120-L. This case was commenced in 1999 by a consultant and former director of the Company, asserting claims for unpaid fees. The plaintiff originally sought $10,000 for such fees, but recently amended his complaint to add a claim seeking payment of 400,000 shares of Common Stock allegedly promised to him in 1999. This case was settled during January 2002 by the issuance of 200,000 shares of common stock of the Company valued at $40,000.

SECURITIES AND EXCHANGE COMMISSION INVESTIGATION. In 2000, the Company was advised by the SEC that it had begun an investigation of the Company's past activities. The Company is cooperating fully with the SEC and has provided documentary support as requested. Although the Company has been advised that the focus of the investigation is actions taken by the Company prior to August 1999 there is no assurance that the investigation will not be expanded to later dates. As of February 11, 2002, there has been no recent contact from the SEC requesting additional information for the investigation.

ITEM 2.  CHANGES IN SECURITIES

      In January 2002, the Company issued 200,000 shares of Common Stock to a former consultant in connection with the settlement of various claims against the Company in the aggregate amount of $40,000.

      In January 2002, the Company issued 324,620 shares of Common Stock to a convertible noteholder in connection with the settlement of interest penalties related to debt originally converted in fiscal year 1999 in the aggregate amount of $64,924.

      In January 2002, the Company issued 2,546,925 shares of Common Stock to three creditors for the conversion of debt and payment of accrued interest in the aggregate amount of $509,394.

      In December 2001, the Company issued 2,500,000 shares of Common Stock to a former employee in connection with the settlement of various claims against the Company in the aggregate amount of $250,000.

      In October 2001, the Company issued 713,739 shares of Common Stock to convertible noteholders for conversion of debt and payment of accrued interest and penalties in the aggregate amount of $142,748.

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

      Exhibit 11.1      Computation of Earnings Per Share


   (B)   REPORTS ON FORM 8-K

      Form 8-K Ratification of Treaty between the Federal Republic of Nigeria and the Democratic Republic of Sao Tome and Principe filed with the Securities and Exchange Commission on January 16, 2002.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons, in the capacities and on the dates indicated below, have signed this report.

ENVIRONMENTAL REMEDIATION HOLDING CORPORATION


NAME                               TITLE                      DATE

/s/   SIR EMEKA OFFOR              Chairman of Board          February 14, 2002
----------------------------
      Sir Emeka Offor


/s/   CHUDE MBA                    Chief Executive Officer,   February 14, 2002
----------------------------       President and Director
      Chude Mba


/s/   NICOLAE LUCA                 Director                   February 14, 2002
----------------------------
      Nicolae Luca


/s/   EZE ECHESI                   Chief Financial Officer    February 14, 2002
----------------------------
      Eze Echesi


/s/   PETER C. NTEPHE              Security                   February 14, 2002
----------------------------
      Peter C. Ntephe