Form 10QSB
period 2002-03-31
ENVIRONMENTAL REMEDIATION HOLDING CORP
filed 2002-05-15
CIK 799235

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB
   (MARK ONE)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

The number of common shares outstanding as of May 10, 2002 was 548,648,150.

Transitional Small Business Disclosure Format:  Yes [  ] No [X]

                                TABLE OF CONTENTS


                ENVIRONMENTAL REMEDIATION HOLDING CORPORATION


                          PART I. FINANCIAL INFORMATION



Item 1. Financial Statements (Unaudited)                               PAGE
                                                                       ----

        Balance Sheet as of March 31, 2002                               2

        Statements of Operations for the Three and Six Months Ended
        March 31, 2002 and 2001                                          3


        Statement of Cash Flows for the Six Months Ended
        March 31, 2002 and 2001                                          4


        Notes to the Financial Statements                                5

Item 2. Management's Discussion and Analysis of Financial Condition
        and Plan of Operations                                          12


                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings                                               17

Item 2. Changes in Securities                                           18

Item 3. Defaults Upon Senior Securities                                 18

Item 4. Submission of Matters to a Vote of Security Holders             19

Item 5. Other Information                                               19

Item 6. Exhibits and Reports on Form 8-K                                19


        (a)   Exhibits
        (b)   Reports on Form 8-K


Signatures                                                              20

ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

BALANCE SHEET
--------------------------------------------------------------------------------

                                                                            MARCH 31, 2002
                                                                           ----------------
                               ASSETS

CURRENT ASSETS
Cash                                                                          $      5,162
Restricted cash                                                                     17,529
Prepaid expenses and other current assets                                           81,563
                                                                              ------------

      Total current assets                                                         104,254
                                                                              ------------

DRSTP concession fee                                                             5,550,000
                                                                              ------------

Total assets                                                                  $  5,654,254
                                                                              ------------

              LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities                                      $  2,157,083
Accrued officers salaries                                                          723,035
Accrued interest                                                                    75,623
Accrued interest, shareholder                                                      938,872
Current portion of convertible debt, shareholder                                 3,763,749
Current portion of convertible debt                                              5,904,731
                                                                              ------------

      Total current liabilities                                                 13,563,093
                                                                              ------------

LONG TERM LIABILITIES

Nonconvertible debt, shareholder                                                   403,644
Convertible debt, shareholder - net of current portion                           4,000,000
                                                                              ------------


      Total long term liabilities                                                4,403,644
                                                                              ------------

Total liabilities                                                               17,966,737
                                                                              ------------

COMMITMENTS AND CONTINGENCIES                                                           --

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.0001 par value; authorized 10,000,000 shares;
  none issued and outstanding                                                           --
Common stock, $0.0001 par value; authorized 950,000,000 shares;
  issued and outstanding 543,086,140                                                54,309
Additional paid-in capital                                                      47,300,676
Accumulated deficit                                                            (59,667,468)
                                                                              ------------

Total shareholders' deficit                                                    (12,312,483)
                                                                              ------------

Total liabilities and shareholders' deficit                                   $  5,654,254
                                                                              ------------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                           THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                               MARCH 31,                               MARCH 31,
                                                  ----------------------------------        ----------------------------------
                                                       2002                 2001                 2002                2001
                                                  -------------        -------------        -------------        -------------
COSTS AND EXPENSES
General and administrative expense                $   1,000,266        $   2,452,812        $   1,768,640        $   2,530,141
Interest expense                                        300,443              222,406              593,075              425,393
                                                  -------------        -------------        -------------        -------------

Net loss                                          $  (1,300,709)       $  (2,675,218)       $  (2,361,715)       $  (2,955,534)
                                                  -------------        -------------        -------------        -------------

Weighted average number of
  shares outstanding                                538,658,340          504,090,250          535,967,448          499,726,148
                                                  -------------        -------------        -------------        -------------

Net loss per share - basic and diluted            $       (0.00)       $       (0.01)       $       (0.00)       $       (0.01)
                                                  -------------        -------------        -------------        -------------


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                                   SIX MONTHS
                                                                                                 ENDED MARCH 31,
                                                                                         --------------------------------
                                                                                            2002                  2001
                                                                                         -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                 $(2,361,715)         $(2,955,534)
Adjustments to reconcile net loss to net cash used by operating activities
   Stock issued for services                                                                 127,500            1,850,000
Changes in operating assets and liabilities:
   Prepaid expenses and other current assets                                                 (27,744)             (54,500)
   Accounts payable and accrued liabilities                                                  165,555              124,143
   Accrued interest                                                                          593,075              425,393
                                                                                         -----------          -----------

Net cash used by operating activities                                                     (1,503,329)            (610,498)
                                                                                         -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in DRSTP                                                                               --             (550,000)
                                                                                         -----------          -----------

Net cash used by investing activities                                                             --             (550,000)
                                                                                         -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt, shareholder                                                1,497,887            1,160,498
                                                                                         -----------          -----------

Net cash provided by financing activities                                                  1,497,887            1,160,498
                                                                                         -----------          -----------

Net decrease in cash                                                                          (5,442)                  --

Cash, beginning of period                                                                     10,604               15,333
                                                                                         -----------          -----------

Cash, end of period                                                                      $     5,162          $    15,333
                                                                                         -----------          -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Noncash operating and financing activities:


   Stock issued in exchange for:
   Services                                                                              $   127,500          $ 1,850,000
   Accounts payable and accrued liabilities                                              $    64,924          $        --
   Accrued officers salaries                                                             $   290,000          $        --
   Accrued interest                                                                      $   500,509          $        --
   Convertible debt                                                                      $   870,412          $        --


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

                ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


the right to purchase 1,000,000 shares of Common Stock until April 22, 2009. Subsequent to February 15, 2001, Chrome transferred to its financial advisors an aggregate of 116,629,564 shares of Common Stock acquired in this transaction.

Chrome currently owns directly 261,467,724 shares of the Company's Common Stock, of which 260,614,871 were acquired as a result of the February 15, 2001 Purchase Agreement. Upon consummation of the purchase by Chrome of the foregoing securities of the Company, the Company's three directors prior to February 15, 2001 elected three new directors. Immediately after the election of these new directors, the three prior directors resigned from the board of directors. The new directors appointed the new executive officers of the Company.

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


(f) and the Company issued 8,500,000 shares of common stock to an attorney to settle certain legal obligations of the plaintiffs involved in this settlement.

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

On January 16, 2002, the Federal Republic of Nigeria ("FRN") and the DRSTP ratified a treaty between the two countries establishing a JDZ over the offshore area that had previously been subject to competing national claims for the exploration and exploitation of petroleum resources. This event ended the Company's arbitration proceedings with DRSTP. In addition, the 2001 DRSTP Agreement between the Company and DRSTP, which replaces the 1997 DRSTP Agreement between the Company and DRSTP became effective and provides the Company with the following:

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

                ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


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

NOTE 2 - DEBT

During the six months ended March 31, 2002, the Company received notice of conversion of $870,412 of convertible debt and accrued interest of $56,526, which were converted into 4,634,688 shares of common stock.

On January 29, 2002, the Company solicited the consent of non-affiliated convertible noteholders to pay interest due on January 31, 2002 with common stock of the Company having a value equal to $0.20 per share. During the quarter ended March 31, 2002, the Company issued 2,219,915 shares of common stock to these non-affiliated convertible noteholders for payment of accrued interest in the aggregate amount of $443,983.

NOTE 3 - GOING CONCERN

The Company's auditors issued a going concern opinion in connection with the audit of the Company's financial statements as of September 30, 2001. The Company's current liabilities exceed its current assets by $13,458,839 at March 31, 2002. For the six months ended March 31, 2002, the Company's net loss was $2,361,715. The Company has incurred net losses of $6,394,810 and $1,958,880 in the fiscal years ended September 30, 2001 and 2000, respectively. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. The Company is in ongoing negotiations to raise general operating funds and funds for specific projects. Management will be required to, and expects to, raise additional capital through the issuance of debt securities and offerings of equity securities to fund the Company's operations, and will attempt to continue raising capital resources until such time as the Company generates revenues sufficient to maintain itself as a viable entity. However, there is no assurance that such financing will be obtained.

                ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


The Company has a total of $6.8 million available under two working capital lines of credit of $1,800,000 and $5,000,000, respectively, entered into by and between the Company and Chrome (its majority shareholder). The Company has drawn the full amount of the $1,800,000 working capital line of credit, and $2,327,770 from the $5,000,000 working capital line of credit, for a total amount outstanding of $4,127,770 under these working capital lines of credit as of March 31, 2002. It is expected that the Company will continue to borrow funds from Chrome in the future but there is no assurance that funds will be made available or under similar terms. Chrome is not obligated to provide future borrowings in excess of its existing committed lending obligations. In prior years, the Company was able to raise funds in a timely manner, but there is no assurance that it will continue to do so in the future. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. If the Company is unable to continue as a going concern, the values realized from the Company's assets may be less than the carrying amounts reported in its financial statements. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 4 - EQUITY

In addition to the 6,854,603 shares of common stock issued in the six months ended March 31, 2002 for the conversion of debt and settlement of accrued interest (see Note 2), during December 2001, the Company issued 2,500,000 shares of common stock valued at $250,000, based on a fair market value of $0.10 per share, to a former officer in settlement of a lawsuit relating to prior salaries not paid and other amounts. The Company had previously accrued the entire amount owed under this claim as accrued officers' salaries.

During January 2002, the Company issued 200,000 shares of common stock valued at $40,000, based on a fair market value of $0.20 per share, to a former director and consultant in settlement of a lawsuit relating to prior salary not paid and other amounts. The Company had previously accrued the entire amount owed under this claim as accrued officers' salaries.

During January 2002, the Company issued 324,620 shares of common stock valued at $64,924, based on a fair market value of $0.20 per share, to a previous convertible noteholder in settlement of interest and penalties related to debt originally converted in fiscal year 1999. The Company had previously accrued the entire amount owed under this claim in accounts payable and accrued liabilities.

During March 2002, the Company issued 750,000 shares of common stock valued at $127,500, based on a fair value of $0.17 per share, to a consulting group to act as a financial advisor and provide investment banking services to the Company. The agreement has a term of one year from December 2001 but expires immediately upon written notice of termination by either party, without penalty to either party.

NOTE 5 - PENDING LITIGATION AND OTHER CONTINGENCIES

Following the August 1999 change in control of the Company, new management and the new board of directors have been required to expend significant Company resources to settle claims and expenses arising out of the conduct of prior management. In addition, the Company faces additional unresolved claims and disputes, including suits seeking recoveries brought by a former employee, a consultant and a former officer for back salary and other amounts. The Company is defending its positions vigorously, but there is no certainty that the Company will prevail. The Company is proceeding in the hope that a

                ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


settlement can be reached. As of March 31, 2002, officers' salaries of $723,035 have been accrued and management believes this amount will be sufficient to settle any amounts that may be due.

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

COMMITMENTS
The Company entered into a management services agreement with Chrome Oil Services, Ltd ("COS") in February 2001. Pursuant to that agreement, COS provides the Company with management and business development services in addition to providing specialized services in the areas of refinery maintenance, engineering design, and upstream oil industry services. COS provides these services to the Company for a management fee of $68,000 per month. Messrs. Mba, Echesi, and Ntephe are employees of COS that provide services to the Company and these persons receive salaries and expense reimbursement from COS, not from the Company. This agreement has no expiration date but does expire 30 days following the delivery of a written notice of termination by either party. During the three and six months ended March 31, 2002, total expenses incurred under this management services agreement were $204,000 and $408,000, respectively, and total direct expenses reimbursed by the Company to COS for travel and related expenses were approximately $259,000 and $604,000, respectively.

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

In October 2001, the Company entered into an agreement with a consulting group to represent ERHC in commercial negotiations with potential oil and gas industry partners to participate in the award of licenses in Sao Tome and to assist with other financial related services as deemed necessary. The Company is required to pay an initial fee of $150,000 for the period October 2001 through January 31, 2002 and $30,000 per month thereafter as well as to reimburse the consulting group for out of pocket expenses. In addition, the Company is obligated to pay a minimum additional fee of $500,000 contingent upon the successful first closing of a transaction. During the three and six months ended March 31, 2002, total expenses incurred under this consulting agreement were $101,058 and $231,058, respectively. The agreement has a term of one year but expires immediately upon written notice of termination by either party, without penalty to either party.

                ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


NOTE 6 - SUBSEQUENT EVENTS

During April 2002, the Company issued 1,467,875 shares of common stock valued at $257,873, based on previously recorded accounts payable balances, to two creditors. As of March 31, 2002 the Company had accrued the entire amount owed under this claim in accounts payable and accrued liabilities.

During April 2002, the Company issued 2,000,000 shares of common stock valued at $400,000, based on a fair market value of $0.20 per share, to a creditor in settlement of a claim. As of March 31, 2002 the Company had accrued the entire amount owed under this claim in accounts payable and accrued liabilities.

During May 2002, the Company issued 852,853 shares of common stock having a value equal to $0.20 per share to Chrome for payment of accrued interest owed on January 31, 2002 on convertible debt held by Chrome in the aggregate amount of $170,571. As of March 31, 2002 the Company had accrued the entire amount owed under this claim in accrued interest, shareholder.

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

RESULTS OF OPERATIONS

THREE AND SIX MONTH PERIODS ENDED MARCH 31, 2002 COMPARED TO MARCH 31, 2001

      During the three and six month periods ended March 31, 2002, the Company incurred a net loss of $1,300,709 and $2,361,715, respectively, compared to a net loss of $2,675,218 and $2,955,534, respectively, for the same periods a year ago. During February 2001, the Company negotiated a management services agreement with Chrome Oil Services Ltd. ("COS") whereby the Company would pay a monthly management fee of $68,000 for various services to be provided by COS inclusive of all general office expenses incurred. Total expenses incurred under this management services agreement were $204,000 and $408,000 for the three and six month periods ended March 31, 2002 compared to $96,516 for the same periods a year ago. In addition, the Company's executive officers incurred travel and travel related expenses of approximately $259,000 and $604,000 for the three and six month periods ended March 31, 2002 compared to $153,000 for the same periods a year ago. During the three and six month periods ended March 31, 2002, management of COS continued negotiations with officials of the FRN and DRSTP and made numerous trips to the United States while managing the ongoing affairs of the Company. The Company anticipates travel related expenses to continue to be significant as the Company further develops its business interests. In October 2001, the Company entered into an agreement with a consulting group to represent ERHC in commercial negotiations with potential oil and gas industry partners to participate in the award of licenses in Sao Tome and to assist with other financial related services as deemed necessary. The Company is required to pay an initial fee of $150,000 for the period October 2001 through January 31, 2002 and $30,000 per month thereafter as well as to reimburse the consulting group for out of pocket expenses. In addition, the Company is obligated to pay a minimum additional fee of $500,000 contingent upon the successful first closing of a transaction. Total expenses incurred under this agreement were $101,058 and $231,058 for the three and six month periods ended March 31, 2002; there was no such expense incurred in the same period a year ago. The agreement has a term of one year but expires immediately upon written notice of termination by either party, without penalty to either party.

      During March 2002, the Company issued 750,000 shares of common stock valued at $127,500, based on a fair value of $0.17 per share, to a consulting group to act as a financial advisor and provide investment banking services to the Company. Total expenses incurred under this agreement were $127,500 for the three and six month periods ended March 31, 2002; there was no such expense incurred in the same period a year ago. The agreement has a term of one year from December 2001 but expires immediately upon written notice of termination by either party, without penalty to either party.

      During March 2002, the Company accrued an expense of approximately $160,000 to settle a claim owed to a creditor. This claim in the amount of $400,000 was paid in full during April 2002 by the issuance of 2,000,000 shares of common stock. There was no such expense incurred in the same period a year ago.

      During the three and six month periods ended March 31, 2002 and 2001, respectively, the Company had no revenues from which cash flows could be generated to support operations and thus relied entirely on borrowings funded from its working capital lines of credit provided by Chrome and TC Hydro Carbon.

GOING CONCERN

      The Company's auditors issued a going concern opinion in connection with the audit of the Company's financial statements as of September 30, 2001. For the year ended September 30, 2001, the Company's independent auditors stated that the Company's financial condition raises substantial doubts about its ability to continue as a going concern. The Company's current liabilities exceed its current assets by $13,458,839 at March 31, 2002. For the six months ended March 31, 2002, the Company's net loss was $2,361,715. The Company has incurred net losses of $6,394,810 and $1,958,880 in fiscal years 2001 and 2000, respectively. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. The Company is in ongoing negotiations to raise general operating funds and funds for specific projects. Management will be required to, and expects to, raise additional capital through the issuance of debt securities and offerings of equity securities to fund the Company's operations, and will attempt to continue raising capital resources until such time as the Company generates revenues sufficient to maintain itself as a viable entity. However, there is no assurance that such financing will be obtained.

        The Company has a total of $6.8 million available under two working capital lines of credit of $1,800,000 and $5,000,000, respectively, entered into by and between the Company and Chrome (its majority shareholder). The Company has drawn the full amount of the $1,800,000 working capital line of credit and $2,327,770 from the $5,000,000 working capital line of credit, for a total amount outstanding of $4,127,770 under these working capital lines of credit as of March 31, 2002. It is expected that the Company will continue to borrow funds from Chrome in the future but there is no assurance that funds will be made available or under similar terms. Chrome is not obligated to provide future borrowings in excess of its existing committed lending obligations. In prior years, the Company was able to raise funds in a timely manner, but there is no assurance that it will continue to do so in the future. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. If the Company is unable to continue as a going concern, the values realized from the Company's assets may be less than the carrying amounts reported in its financial statements. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

      Historically, the Company has financed its operations from the sale of its debt and equity securities (including the issuance of its securities in exchange for goods and services) and bank and other debt. Due to there being no sustainable cash flows generated from operations in the past two years the Company has relied entirely on borrowings provided under various debt agreements entered into by and between the Company and its majority shareholders (Chrome in fiscal year 2002 and Chrome and TC Hydrocarbon in fiscal year 2001).

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

      In October 2001, the Company entered into an agreement with a consulting group to represent ERHC in commercial negotiations with potential industry partners and to assist with other financial related services as deemed necessary. If a partnering transaction is identified, the consulting group would provide support necessary to assist the Company in securing appropriate funding (debt, equity or a combination thereof) to close the transaction.

      During March 2002, the Company entered into an agreement with a consulting group to act as a financial advisor and to provide investment banking services to the Company.

      As of May 10, 2002, the Company had borrowed approximately $2,448,000 against its $5 million working capital line of credit from Chrome. It is expected that the Company will continue to borrow funds under this working capital line of credit in the future but there is no assurance that funds will be made available or under similar terms. Chrome is not obligated to provide future borrowings in excess of its existing committed lending obligations. In prior years, the Company was able to raise funds in a timely manner, but there is no evidence that it will continue to do so in the future.

WORKING CAPITAL

      As of March 31, 2002, the Company had negative working capital of $13,458,839 of which $1,014,495 relates to accrued interest and $723,035 relates to accrued officers salaries, both of which will most likely be settled by the issuance of shares of common stock of the Company. As of March 31, 2002, the Company had drawn the full amount available of $1,800,000 under one working capital line of credit and $2,327,770 had been advanced to the Company under another $5,000,000 working capital line credit with Chrome. As of May 10, 2002, the Company had borrowed approximately $2,448,000 under this working capital line of credit. This working capital line of credit is convertible into shares of Common Stock at a rate of $0.20 per share.

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

      The provisions of SFAS 141 are effective immediately. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001. Earlier adoption is permitted for entities with fiscal years beginning after March 15, 2001, but not required.

      SFAS 141 will require that upon adoption of SFAS 142, the Company evaluate its existing intangible assets and make any necessary reclassifications in order to conform with the new criteria in SFAS 141. Upon adoption of SFAS 142, the Company plans to reassess the useful lives and residual values of all recorded intangible assets, and make any necessary amortization period adjustments by December 31, 2001. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 by December 31, 2002. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle. Upon adoption of SFAS 141 and SFAS 142, the Company does not expect the provisions of SFAS No. 121 to have a significant effect on its financial position or operating results.

      In October 2001, the FASB also issued SFAS No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS," applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS No. 121 and portions of Accounting Principles Bulletin Opinion 30, "REPORTING THE RESULTS OF OPERATIONS." SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. SFAS No. 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date, as presently required. The Company does not expect the provisions of SFAS No. 144 to have a significant effect on its financial position or operating results.

FORWARD LOOKING STATEMENTS

Except for historical information contained herein, certain other matters discussed herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, that address future activities, events or developments, including such things as future revenues, market acceptance, responses, capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of the Company's business and operations, plans, references to future success and other such matters, are forward-looking statements.

The words "anticipates," "believes," "estimates," "expects," "plans," "intends," "should," "seek," "will," and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. These statements are based on certain historical trends, current conditions and expected future developments as well as other factors we believe are appropriate in the circumstances. However, whether actual results will conform to our expectations and predictions is subject to a number of risks and uncertainties that may cause actual results to differ materially, our success or failure to implement our business strategy, changes in general economic conditions, the opportunities (or lack thereof) that may be presented to and pursued by us, changes in laws or regulations, changes in technology, and other factors, many of which are beyond our control. Consequently, all of the forward-looking statements made in this Report are qualified by these cautionary statements and there can be no assurance that the actual results we anticipate will be realized or, even if substantially realized, that they will have the expected consequences to or effects on us or our business or operations. We assume no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

RICHARD MAGAR V. ERHC. U.S. DISTRICT COURT, WESTERN DISTRICT OF LOUISIANA, NO. 6:00CV1918. This case commenced in 2000 by a former employee of the Company, asserting claims for unpaid salaries amounting to $79,000 and unpaid business expenses of $2,000. The plaintiff has been deposed and the parties are continuing discovery efforts. Although trial was set for April 2002, the parties have agreed to mediate and are currently in the process of setting a mutually agreeable mediation date.

SECURITIES AND EXCHANGE COMMISSION INVESTIGATION. In 2000, the Company was advised by the SEC that it had begun an investigation of the Company's past activities. The Company is cooperating fully with the SEC and has provided documentary support as requested. Although the Company has been advised that the focus of the investigation is actions taken by the Company prior to August 1999 there is no assurance that the investigation will not be expanded to later dates. As of May 10, 2002, there has been no recent contact from the SEC requesting additional information for the investigation.

CHARLES BRILEY V. ERHC. Fifteenth Judicial District Court, Lafayette Parish, Louisiana, No. 2002-2016 (filed April 18, 2002). Charles Briley has filed this breach of contract action alleging that he is a former consultant to the Company, and that he is due unpaid consulting fees. He seeks recovery of approximately $30,000, plus 125,000 shares of "Rule 144" shares of common stock of the Company. The Company has not yet been formally served with the Petition, and its investigation is ongoing.

GEORGE LEBLANC V. ERHC. Fifteenth Judicial District Court, Lafayette Parish, Louisiana, No. 2002-2017 (filed April 18, 2002). George Leblanc, a former ERHC consultant, has filed this breach of contract action alleging that he is due unpaid consulting fees totalling $15,500, along with 125,000 "Rule 144" shares of company common stock. The Company has not yet been formally served with the Petition, and its investigation is ongoing.

ROBERT MCKNIGHT V. ERHC. Fifteenth Judicial District Court, Lafayette Parish, Louisiana, No. 2002-2018 (filed April 18, 2002). Robert McKnight, a former ERHC consultant, has filed this breach of contract action alleging that he is due unpaid consulting fees totalling $83,000, along with $8,619 in unpaid medical bills. The Company has not yet been formally served with the Petition, and its investigation is ongoing.


ITEM 2.  CHANGES IN SECURITIES

      In May 2002, the Company issued 852,853 shares of Common Stock to Chrome for payment of accrued interest in the aggregate amount of $170,571.

      In April 2002, the Company issued 1,467,875 shares of common stock to two creditors for previously recorded accounts payable balances in the aggregate amount of $257,873.

      In April 2002, the Company issued 2,000,000 shares of common stock to a creditor in settlement of a claim in the aggregate amount of $400,000.

      In March 2002, the Company issued 1,374,024 shares of Common Stock to five creditors for the conversion of debt and payment of accrued interest in the aggregate amount of $274,796.

      In March 2002, the Company issued 750,000 shares of Common Stock to a consulting group to act as a financial advisor and provide investment banking services to the Company in the aggregate amount of $127,500.

      In March 2002, the Company issued 2,219,915 shares of Common Stock to twenty-five creditors for payment of accrued interest in the aggregate amount of $443,983.

      In January 2002, the Company issued 200,000 shares of Common Stock to a former employee and consultant in connection with the settlement of various claims against the Company in the aggregate amount of $40,000.

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

ENVIRONMENTAL REMEDIATION HOLDING CORPORATION


           NAME                          TITLE                    DATE
           ----                          -----                    ----

/s/   SIR EMEKA OFFOR             Chairman of Board            May 15, 2002
----------------------------
      Sir Emeka Offor



/s/   CHUDE MBA                   Chief Executive Officer,     May 15, 2002
----------------------------      President and Director
      Chude Mba


/s/   NICOLAE LUCA                Director                     May 15, 2002
----------------------------
      Nicolae Luca



/s/   EZE ECHESI                  Chief Financial Officer      May 15, 2002
----------------------------
      Eze Echesi


/s/   PETER C. NTEPHE             Security                     May 15, 2002
----------------------------
      Peter C. Ntephe