Form 10QSB
period 2002-06-30
ENVIRONMENTAL REMEDIATION HOLDING CORP
filed 2002-08-19
CIK 799235

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 0-17325

ENVIRONMENTAL REMEDIATION HOLDING COPORATION
(Name of small business issuer in its charter)

Colorado (State of Incorporation)	88-0218499 (I.R.S. Employer Identification No.)
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

Yes ☒    No ☐

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

        The number of common shares outstanding as of August 12, 2002 was 555,988,150.

        Transitional Small Business Disclosure Format:

Yes ☐    No ☒

TABLE OF CONTENTS
ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

Part I. Financial Information

ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
BALANCE SHEET

June 30, 2002
ASSETS
CURRENT ASSETS
Cash	$17,651
Restricted cash	17,529
Prepaid expenses and other current assets	198,063

Total current assets	233,243

DRSTP concession fee	5,550,000

Total assets	$5,783,243

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,414,151
Accrued officers salaries	723,035
Accrued interest	185,488
Accrued interest, shareholder	952,208
Current portion of convertible debt, shareholder	3,739,780
Current portion of convertible debt	5,904,731

Total current liabilities	12,919,393

LONG TERM LIABILITIES
Nonconvertible debt, shareholder	403,644
Convertible debt, shareholder—net of current portion	4,000,000

Total long term liabilities	4,403,644

Total liabilities	17,323,037

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.0001 par value; authorized 10,000,000 shares; none issued and outstanding	—
Common stock, $0.0001 par value; authorized 950,000,000 shares; issued and outstanding 547,531,868	54,753
Additional paid-in capital	48,511,176
Accumulated deficit	(60,105,723)

Total shareholders' deficit	(11,539,794)

Total liabilities and shareholders' deficit	$5,783,243

See accompanying notes to financial statements.

ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001
COSTS AND EXPENSES
General and administrative expenses	$144,483	$615,451	$1,913,123	$3,145,592
Write offs and abandonments	—	1,125,557	—	1,125,557
Interest expense	293,772	247,329	886,847	672,722

Net loss	$(438,255)	$(1,988,337)	$(2,799,970)	$(4,943,871)

Weighted average number of shares outstanding	546,482,733	532,456,917	539,472,543	510,636,404

Net loss per share—basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

See accompanying notes to financial statements.

ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,799,970)	$(4,943,871)
Adjustments to reconcile net loss to net cash used by operating activities
Stock issued for services	150,000	1,850,000
Write-offs and abandonments	—	1,125,557
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(144,244)	(25,789)
Accounts payable and accrued liabilities	80,496	76,458
Accrued interest	886,847	676,621

Net cash used by operating activities	(1,826,871)	(1,241,024)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in DRSTP	—	(550,000)

Net cash used by investing activities	—	(550,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock subscribed, stock not issued	360,000	—
Proceeds from convertible debt, shareholder	1,473,918	1,887,428

Net cash provided by financing activities	1,833,918	1,887,428

Net increase in cash	7,047	96,404
Cash, beginning of period	10,604	15,333

Cash, end of period	$17,651	$111,737

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Noncash operating and financing activities:
Stock issued in exchange for:
Services	$150,000	$1,850,000
Accounts payable and accrued liabilities	$722,797	$—
Accrued officers salaries	$290,000	$—
Accrued interest	$671,080	$—
Convertible debt	$870,412	$—

See accompanying notes to financial statements.

ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
Notes to the Financial Statements

NOTE 1—BUSINESS ORGANIZATION

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

Settlement Agreement—Derivative Lawsuit

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

        (f)    and the Company issued 8,500,000 shares of common stock to an attorney to settle certain legal obligations of the plaintiffs involved in the Derivative Settlement.

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

  •
  10% of the DRSTP share of all Profit Oil received from operations conducted in the JDZ. Profit Oil means the available crude oil and natural gas minus all royalty payments and costs associated with the exploration and development of such oil and gas.

  •
  5% of the DRSTP share of all Signature Bonuses paid by contractors operating within the JDZ. Signature Bonuses are funds paid by an operator or contractor to acquire the right to enter into an exploration and production agreement.

  •
  A 1.5% overriding royalty interest in all the production of crude oil and natural gas in the JDZ.

  •
  The option to acquire up to a 15% paid working interest in up to two Blocks of the Company's choice in the JDZ (this interest option must be exercised by the Company prior to the signing of an exploration and production agreement with an operator or contractor). A Block is an area designated as an individual unit for exploration or production of crude oil and natural gas.

  •
  Subject to certain restrictions, the Company shall receive up to two blocks of the Company's choice in the EEZ but outside the JDZ for development (the DRSTP will have the prior right to reserve up to a maximum of the first three Blocks).

  •
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

NOTE 2—DEBT

        During the nine months ended June 30, 2002, the Company received notice of conversion of $870,412 of convertible debt and accrued interest of $56,526, which were converted into 4,634,688 shares of common stock.

        On January 29, 2002, the Company solicited the consent of non-affiliated convertible noteholders to pay interest due on January 31, 2002 with common stock of the Company having a value equal to $0.20 per share. During the nine months ended June 30, 2002, the Company issued 2,219,915 shares of common stock to these non-affiliated convertible noteholders and 852,853 shares of common stock to Chrome for payment of accrued interest in the aggregate amounts of $443,983 and $170,571, respectively.

NOTE 3—GOING CONCERN

        The Company's auditors issued a going concern opinion in connection with the audit of the Company's financial statements as of September 30, 2001. The Company's current liabilities exceed its current assets by $12,686,150 at June 30, 2002. For the nine months ended June 30, 2002, the Company's net loss was $2,799,970. The Company has incurred net losses of $6,394,810 and $1,958,880 in the fiscal years ended September 30, 2001 and 2000, respectively. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. The Company is in ongoing negotiations to raise general operating funds and funds for specific projects. Management will be required to, and expects to, raise additional capital through the issuance of debt securities and offerings of equity securities to fund the Company's operations, and will attempt to continue raising capital resources until such time as the Company generates revenues sufficient to maintain itself as a viable entity. However, there is no assurance that such financing will be obtained.

        The Company has a total of $6.8 million available under two working capital lines of credit of $1,800,000 and $5,000,000, respectively, entered into by and between the Company and Chrome (its majority shareholder). The Company has drawn the full amount of the $1,800,000 working capital line of credit, and $2,303,801 from the $5,000,000 working capital line of credit, for a total amount outstanding of $4,103,801 under these working capital lines of credit as of June 30, 2002. As of August 12, 2002, the Company had borrowed approximately $2,458,000 against its $5 million working capital line of credit from Chrome. It is expected that the Company will continue to borrow funds from Chrome in the future but there is no assurance that funds will be made available or under similar terms. Chrome is not obligated to provide future borrowings in excess of its existing committed lending obligations. In prior years, the Company was able to raise funds in a timely manner, but there is no assurance that it will continue to do so in the future. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. If the Company is unable to continue as a going concern, the values realized from the Company's assets may be less than the carrying amounts reported in its financial statements. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 4—EQUITY

        During the nine months ended June 30, 2002, the Company issued 6,854,603 shares of common stock to non-affiliated convertible noteholders and 852,853 shares of common stock to Chrome for the conversion of debt and settlement of accrued interest (see Note 2). During December 2001, the Company issued 2,500,000 shares of common stock valued at $250,000, based on a fair market value of $0.10 per share, to a former officer in settlement of a lawsuit relating to prior salaries not paid and other amounts. The Company had previously accrued the entire amount owed under this claim as accrued officers' salaries.

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

        During April 2002, the Company issued to two creditors 1,467,875 shares of common stock valued at $257,873, based on previously recorded accounts payable balances. The Company had previously accrued the entire amount owed under these claims in accounts payable and accrued liabilities.

        During April 2002, the Company issued 2,000,000 shares of common stock valued at $400,000, based on a fair market value of $0.20 per share, to a creditor in settlement of a claim. The Company had previously accrued the entire amount owed under this claim in accounts payable and accrued liabilities.

        During May 2002, the Company entered into a stock subscription agreement to issue 3,600,000 shares of common stock at $0.10 per share for a total value of $360,000. The Company received such proceeds in May 2002. However the shares were not issued until August, 2002, the Company recorded $360,000 in additional paid in capital at June 30, 2002 and the Company has not included any of the shares in its calculation of weighted average number of basic and diluted common stock shares outstanding for the three and nine months ended June 30, 2002.

        During June 2002, the Company issued 125,000 shares of common stock valued at $22,500, based on a fair market value of $0.18 per share, to a former employee in settlement of a lawsuit relating to prior salary not paid and other amounts. The Company recorded the entire amount as expense during the three months ended June 30, 2002.

NOTE 5—PENDING LITIGATION AND OTHER CONTINGENCIES

        Following the August 1999 change in control of the Company, new management and the new board of directors have been required to expend significant Company resources to settle claims and expenses arising out of the conduct of prior management. In addition, the Company faces additional unresolved claims and disputes, including suits seeking recoveries brought by three former consultants and a former officer for back salary and other amounts. The Company is defending its positions vigorously, but there is no certainty that the Company will prevail. The Company is proceeding in the hope that a settlement can be reached. As of June 30, 2002, officers' salaries of $723,035 have been accrued and management believes this amount will be sufficient to settle any amounts that may be due.

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

Commitments

        The Company entered into a management services agreement with Chrome Oil Services, Ltd ("COS") in February 2001. Pursuant to that agreement, COS provides the Company with management and business development services in addition to providing specialized services in the areas of refinery maintenance, engineering design, and upstream oil industry services. COS provides these services to the Company for a management fee of $68,000 per month. Messrs. Mba, Echesi, and Ntephe are employees of COS that provide services to the Company and these persons receive salaries and expense reimbursement from COS, not from the Company. This agreement has no expiration date but does expire 30 days following the delivery of a written notice of termination by either party. During the three and nine months ended June 30, 2002, total expenses incurred under this management services agreement were $204,000 and $612,000, respectively, and total direct expenses reimbursed by the Company to COS for travel and related expenses were approximately $103,000 and $315,000, respectively.

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

        In October 2001, the Company entered into an agreement with a consulting group to represent ERHC in commercial negotiations with potential oil and gas industry partners to participate in the award of licenses in Sao Tome and to assist with other financial related services as deemed necessary. The Company is required to pay an initial fee of $150,000 for the period October 2001 through January 31, 2002 and $30,000 per month thereafter as well as to reimburse the consulting group for out of pocket expenses. In addition, the Company is obligated to pay a minimum additional fee of $500,000 contingent upon the successful first closing of a transaction. During the three and nine months ended June 30, 2002, total expenses incurred under this consulting agreement were $57,500 and $288,558, respectively. The agreement has a term of one year but expires immediately upon written notice of termination by either party, without penalty to either party. In July, 2002 the Company entered into a revised agreement with this consulting group which reduces the monthly fee to $12,500 beginning June 1, 2002, provides for the issuance of 300,000 shares of common stock in settlement of $45,000 in accounts payable outstanding at June 30, 2002 and allows the Company the option of settling the $500,000 minimum additional fee above in cash or 2,500,000 shares of common stock. The Company is also obligated to pay in cash or in common stock a success fee of 2% to 4%, as defined, of the total cash proceeds received from a partner should the sale of new equity occur. An additional success fee equal to 1,500,000 shares of common stock is also payable upon the execution of a Transaction, as defined.

        In May 2002, the Company entered into an agreement with a consultant to settle prior unpaid legal services and provide future general legal services for a period of six months from May 10, 2002 in return for 315,000 shares of common stock valued at $50,400, based on a fair value of $0.16 per share. At June 30, 2002 the Company had approximately $23,000 recorded in accounts payable to this consultant.

        In May 2002, the Company entered into an agreement with a consulting group to advise the Company in securing financing of up to $1,500,000 and in structuring a joint venture arrangement with a partner. The Company is required to pay an initial fee of 1,000,000 shares of common stock as well as to reimburse the consultant for out of pocket expenses. In addition, the Company is obligated to pay a 2.5% fee of the amount of capital raised and an additional fee of 2,000,000 shares of common stock contingent upon the successful first closing of a joint venture transaction. During the three and nine months ended June 30, 2002, total expenses incurred under this consulting agreement were approximately $9,000. The agreement has an indefinite term up through the successful first closing of a joint venture transaction but expires upon seven-day written notice of termination by either party, without penalty to either party.

        In June 2002, the Company entered into an agreement with a consultant to assist the Company in securing an agreement with a strategic oil and gas industry partner to prepare the Company for participation in the award of licenses in Sao Tome. The Company is required to pay an initial fee of 1,000,000 shares of common stock as well as to reimburse the consultant for out of pocket expenses. In addition, the Company is obligated to pay a 2% fee of the cash proceeds received by the Company from a partner, a 1% fee of future carried costs paid by the partner and 3,000,000 shares of common stock contingent upon the successful first closing of a transaction. During the three and nine months ended June 30, 2002, total expenses incurred under this consulting agreement were approximately $3,800. The agreement has a term of one year but expires immediately upon written notice of termination by either party, without penalty to either party.

NOTE 6—SUBSEQUENT EVENTS

        During July 2002, the Company received the final arbitration award by consent regarding the settlement reached by Chrome with the DRSTP, which now allows for the agreement to be put into full force and effect. The details of this award are outlined within Form 8-K filed July 8, 2002.

        During July 2002, the Company entered into a settlement agreement with a creditor which guarantees that the creditor will realize $100,000 from the sale of 700,000 previously issued but not released shares of common stock. The guarantee expires October 28, 2002 if the creditor has not sold all of the shares (provided the average daily trading volume for the Company's common stock is greater than 100,000 shares per trading day). The Company has the option of making up the shortfall in cash or by issuing additional shares.

        During July 2002, the Company entered into an agreement with a consulting group to provide government affairs representation and lobbying services before the United States federal government on behalf of the Company. The Company is required to pay an initial fee of 400,000 shares of common stock as well as to reimburse the consulting group for out of pocket expenses. In addition, the Company is obligated to pay a minimum additional fee of 500,000 shares of common stock contingent upon the sale of a minimum of 5% ownership to a non-affiliated entity engaged in oil and gas exploration activities. During the three and nine months ended June 30, 2002, no expenses were incurred under this consulting agreement. The agreement has a term of one year from July 2002 but expires upon 30-day written notice of termination by either party, without penalty to either party. During August 2002, the Company issued 400,000 shares of common stock valued at $60,000, based on a fair value of $0.15 per share, to this consulting group.

        During July 2002, the Company entered into a stock subscription agreement to issue 400,000 shares of common stock at $0.10 per share for a total value of $40,000, of which the Company received its proceeds in July.

        During July 2002, the Company issued 200,000 shares of common stock valued at $18,000, based on a fair value of $0.09 per share, to a consultant for general legal services provided to the Company.

        During August 2002, the Company issued 300,000 shares of common stock valued at $45,000 to a creditor, based on a previously recorded accounts payable balance. As of June 30, 2002 the Company had accrued the entire amount owed under this claim in accounts payable and accrued liabilities.

        During August 2002, the Company issued 315,000 shares of common stock valued at $50,400, based on a fair value of $0.11 per share, to a consultant for general legal services in satisfaction of a previously recorded accounts payable balance of approximately $23,000 at June 30, 2002 and prepayment of future legal services of approximately $27,400.

        During August 2002, the Company issued 1,000,000 shares of common stock valued at $150,000, based on a fair value of $0.15 per share, to a consulting group to advise the Company in securing financing of up to $1,500,000 and in structuring a joint venture arrangement with a partner.

        During August 2002, the Company issued 1,000,000 shares of common stock valued at $150,000, based on a fair value of $0.15 per share, to a consulting group to assist the Company in securing an agreement with a strategic oil and gas industry partner to prepare the Company to participate in the award of licenses in Sao Tome.

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

Results of Operations

Three and Nine Month Periods Ended June 30, 2002 Compared to June 30, 2001

        During the three and nine month periods ended June 30, 2002, the Company incurred a net loss of $438,255 and $2,799,970, respectively, compared to a net loss of $1,988,337 and $4,943,871, respectively, for the same periods a year ago. During February 2001, the Company negotiated a management services agreement with Chrome Oil Services Ltd. ("COS") whereby the Company would pay a monthly management fee of $68,000 for various services to be provided by COS inclusive of all general office expenses incurred. Total expenses incurred under this management services agreement were

$204,000 and $612,000 for the three and nine month periods ended June 30, 2002 compared to $204,000 and $300,516 and for the same periods a year ago. In addition, the Company's executive officers incurred travel and travel related expenses of approximately $103,000 and $315,000 for the three and nine month periods ended June 30, 2002 compared to approximately $303,000 and $456,000 for the same periods a year ago. During the three and nine month periods ended June 30, 2002, management of COS continued negotiations with officials of the FRN and DRSTP and made numerous trips to the United States while managing the ongoing affairs of the Company. The Company anticipates travel related expenses to continue to be significant as the Company further develops its business interests. In October 2001, the Company entered into an agreement with a consulting group to represent ERHC in commercial negotiations with potential oil and gas industry partners to participate in the award of licenses in Sao Tome and to assist with other financial related services as deemed necessary. The Company is required to pay an initial fee of $150,000 for the period October 2001 through January 31, 2002 and $30,000 per month thereafter as well as to reimburse the consulting group for out of pocket expenses. In addition, the Company is obligated to pay a minimum additional fee of $500,000 contingent upon the successful first closing of a transaction. Total expenses incurred under this agreement were $57,500 and $288,558 for the three and nine month periods ended June 30, 2002; there was no such expense incurred in the same periods a year ago. The agreement has a term of one year but expires immediately upon written notice of termination by either party, without penalty to either party. In July, 2002 the Company entered into a revised agreement with this consulting group which reduces the monthly fee to $12,500 beginning June 1, 2002, provides for the issuance of 300,000 shares of common stock in settlement of $45,000 in accounts payable outstanding at June 30, 2002 and allows the Company the option of settling the $500,000 minimum additional fee referred to above with cash or 2,500,000 shares of common stock.

        During March 2002, the Company issued 750,000 shares of common stock valued at $127,500, based on a fair value of $0.17 per share, to a consulting group to act as a financial advisor and provide investment banking services to the Company. Total expenses incurred under this agreement were $127,500 for the nine month period ended June 30, 2002; there was no such expense incurred in the same period a year ago. The agreement has a term of one year from December 2001 but expires immediately upon written notice of termination by either party, without penalty to either party.

        During March 2002, the Company accrued an additional expense of approximately $160,000 to settle a claim owed to a creditor. This claim in the amount of $400,000 was paid in full during April 2002 by the issuance of 2,000,000 shares of common stock valued at $0.20 per share There was no such expense incurred in the same period a year ago.

        During the three and nine month periods ended June 30, 2002 and 2001, respectively, the Company had no revenues from which cash flows could be generated to support operations and thus relied entirely on borrowings funded from its working capital lines of credit provided by Chrome and TC Hydro Carbon.

Going Concern

        The Company's auditors issued a going concern opinion in connection with the audit of the Company's financial statements as of September 30, 2001. For the year ended September 30, 2001, the Company's independent auditors stated that the Company's financial condition raises substantial doubts about its ability to continue as a going concern. The Company's current liabilities exceed its current assets by $12,686,150 at June 30, 2002. For the nine months ended June 30, 2002, the Company's net loss was $2,799,970. The Company has incurred net losses of $6,394,810 and $1,958,880 in fiscal years 2001 and 2000, respectively. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. The Company is in ongoing negotiations to raise general operating funds and funds for specific projects. Management will be required to, and expects to, raise additional capital through the issuance of debt securities and offerings of equity securities to fund the Company's operations, and will attempt to continue raising capital resources until such time as the Company generates revenues sufficient to maintain itself as a viable entity. However, there is no assurance that such financing will be obtained.

        The Company has a total of $6.8 million available under two working capital lines of credit of $1,800,000 and $5,000,000, respectively, entered into by and between the Company and Chrome (its majority shareholder). The Company has drawn the full amount of the $1,800,000 working capital line of credit and $2,303,801 from the $5,000,000 working capital line of credit, for a total amount outstanding of $4,103,801 under these working capital lines of credit as of June 30, 2002. As of August 12, 2002, the Company had borrowed approximately $2,458,000 against its $5 million working capital line of credit from Chrome. It is expected that the Company will continue to borrow funds from Chrome in the future but there is no assurance that funds will be made available or under similar terms. Chrome is not obligated to provide future borrowings in excess of its existing committed lending obligations. In prior years, the Company was able to raise funds in a timely manner, but there is no assurance that it will continue to do so in the future. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. If the Company is unable to continue as a going concern, the values realized from the Company's assets may be less than the carrying amounts reported in its financial statements. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

        In May 2002, the Company entered into an agreement with a consulting group to advise the Company in securing financing of up to $1,500,000 and in structuring a joint venture arrangement with a partner. The consulting group assisted the Company in selling 3,600,000 shares of common stock at

$0.10 per share in May 2002 for a total value of $360,000 and 400,000 shares of common stock at $0.10 per share in July 2002 for a total value of $40,000.

        In June 2002, the Company entered into an agreement with a consultant to assist the Company in securing an agreement with a strategic oil and gas industry partner to prepare the Company for participation in the award of licenses in Sao Tome.

        During the nine months ended June 30, 2002, the Company received notice of conversion of $870,412 of convertible debt and accrued interest of $56,526, which were converted into 4,634,688 shares of common stock. There were no such conversions of debt into equity during the comparable period in 2001.

        On January 29, 2002, the Company solicited the consent of non-affiliated convertible noteholders to pay interest due on January 31, 2002 with common stock of the Company having a value equal to $0.20 per share. During the nine months ended June 30, 2002, the Company issued 2,219,915 shares of common stock to these non-affiliated convertible noteholders and 852,853 shares of common stock to Chrome for payment of accrued interest in the aggregate amounts of $443,983 and $170,571, respectively. There were no such conversions of accrued interest into equity during the comparable period in 2001.

        As of August 12, 2002, the Company had borrowed approximately $2,458,000 against its $5 million working capital line of credit from Chrome. It is expected that the Company will continue to borrow funds under this working capital line of credit in the future but there is no assurance that funds will be made available or under similar terms. Chrome is not obligated to provide future borrowings in excess of its existing committed lending obligations. In prior years, the Company was able to raise funds in a timely manner, but there is no evidence that it will continue to do so in the future.

Working Capital

        As of June 30, 2002, the Company had negative working capital of $12,686,150 of which $1,137,693 relates to accrued interest and $723,035 relates to accrued officers salaries, both of which will most likely be settled by the issuance of shares of common stock of the Company. As of June 30, 2002, the Company had drawn the full amount available of $1,800,000 under one working capital line of credit and $2,303,801 had been advanced to the Company under another $5,000,000 working capital line credit with Chrome. As of August 12, 2002, the Company had borrowed approximately $2,458,000 under this working capital line of credit of which $2,542,000 remains available for future borrowings. This working capital line of credit is convertible into shares of Common Stock at a rate of $0.20 per share.

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

        SFAS 141 will require that upon adoption of SFAS 142, the Company evaluate its existing intangible assets and make any necessary reclassifications in order to conform with the new criteria in SFAS 141. Upon adoption of SFAS 142, the Company plans to reassess the useful lives and residual values of all recorded intangible assets, and make any necessary amortization period adjustments by December 31, 2002. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 by December 31, 2002. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle. Upon adoption of SFAS 141 and SFAS 142, the Company does not expect the provisions of SFAS No. 121 to have a significant effect on its financial position or operating results.

        In October 2001, the FASB also issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets,"("SFAS 144") applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS 121 and portions of Accounting Principles Bulletin Opinion 30, "Reporting the Results of Operations." SFAS 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. SFAS 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date, as presently required. The Company does not expect the provisions of SFAS 144 to have a significant effect on its financial position or operating results.

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

        Sam L. Bass, Jr. v. ERHC.    U.S. District Court, Western District of Louisiana, No. 6:99CV1668. This case was commenced in 1999 by a former officer and director of the Company, asserting claims for past due salaries, penalty wages and attorney's fees. The plaintiff is seeking approximately $1.2 million in damages. The named plaintiff in the case has died and his widow and administratrix, Sheila Bass, has substituted herself as plaintiff. The trial is set for February 2003. The case is currently in the discovery phase.

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

        Charles Briley v. ERHC.    Fifteenth Judicial District Court, Lafayette Parish, Louisiana, No. 2002-2016 (filed April 18, 2002). Charles Briley has filed this breach of contract action alleging that he is a former consultant to the Company, and that he is due unpaid consulting fees. He seeks recovery of approximately $30,000, plus 125,000 shares of "Rule 144" shares of common stock of the Company. The case is in the very early stages of discovery.

        George LeBlanc v. ERHC.    Fifteenth Judicial District Court, Lafayette Parish, Louisiana, No. 2002-2017 (filed April 18, 2002). George LeBlanc, a former ERHC consultant, has filed this breach of contract action alleging that he is due unpaid consulting fees totaling $15,500, along with 125,000 "Rule 144" shares of company common stock. The case is in the very early stages of discovery.

        Robert McKnight v. ERHC.    Fifteenth Judicial District Court, Lafayette Parish, Louisiana, No. 2002-2018 (filed April 18, 2002). Robert McKnight, a former ERHC consultant, has filed this breach of contract action alleging that he is due unpaid consulting fees totaling $83,000, along with $8,619 in unpaid medical bills. The case is in the very early stages of discovery.

Item 2. Changes in Securities

        In August 2002, the Company issued 400,000 shares of Common Stock to a consulting group to provide government affairs representation and lobbying services before the federal government to the Company. Accordingly, the Company recorded an expense of $60,000 relating to this transaction.

        In August 2002, the Company issued 1,000,000 shares of Common Stock to a consultant to assist the Company in securing an agreement with a strategic oil and gas industry partner to prepare the Company for participation in the award of licenses in Sao Tome. Accordingly, the Company recorded an expense of $150,000 relating to this transaction.

        In August 2002, the Company issued 1,000,000 shares of Common Stock to a consulting group to advise the Company in securing financing of up to $1,500,000 and in structuring a joint venture arrangement with a partner. Accordingly, the Company recorded expenses of $150,000 relating to this transaction.

        In August 2002, the Company issued 300,000 shares of common stock to a creditor for a previously recorded accounts payable balance in the aggregate amount of $45,000.

        In July 2002, the Company sold 400,000 shares of Common Stock to a resident of a non U.S. jurisdiction for cash in the aggregate amount of $40,000.

        In June 2002, the Company issued 125,000 shares of Common Stock to a former employee in connection with the settlement of various claims against the Company in the aggregate amount of $22,500. Accordingly, the Company recorded an expense of $22,500 relating to this transaction.

        In May 2002, the Company sold 3,600,000 shares of Common Stock to a resident of a non U.S. jurisdiction for cash in the aggregate amount of $360,000.

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

        a.    EXHIBITS

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
Exhibit 10.4	Management and Administrative Services Agreement by and between Chrome Oil Services, Ltd. and the Company. (Incorporated by reference to Exhibit 10.4 of Form 10-KSB filed September 24, 2001).
Exhibit 10.5	$5,000,000 Term Loan Agreement by and between Chrome Energy, LLC and the Company dated February 15, 2001. (Incorporated by reference to Exhibit 10.5 of Form 10-KSB filed September 24, 2001).
Exhibit 11.1	Computation of Earnings Per Share
Exhibit 99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b)  REPORTS ON FORM 8-K Form 8K filed on July 8, 2002 in which ERHC has received the final arbitration award by consent regarding the settlement reached by Chrome with the Democratic Republic of Sao Tome & Principe.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons, in the capacities and on the dates indicated below, have signed this report.

ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

Name	Title	Date

/s/ SIR EMEKA OFFOR Sir Emeka Offor	Chairman of Board	August 19, 2002
/s/ CHUDE MBA Chude Mba	Chief Executive Officer, President and Director	August 19, 2002
/s/ NICOLAE LUCA Nicolae Luca	Director	August 19, 2002
/s/ EZE ECHESI Eze Echesi	Chief Financial Officer	August 19, 2002
/s/ PETER C. NTEPHE Peter C. Ntephe	Security	August 19, 2002

QuickLinks

TABLE OF CONTENTS ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION BALANCE SHEET
  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION STATEMENTS OF OPERATIONS
  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION STATEMENTS OF CASH FLOWS
ENVIRONMENTAL REMEDIATION HOLDING CORPORATION Notes to the Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations
PART II Other Information
  Item 1. Legal Proceedings
  Item 2. Changes in Securities
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES