Form 10-K
period 2002-09-30
ENVIRONMENTAL REMEDIATION HOLDING CORP
filed 2002-12-30
CIK 799235

Use these links to rapidly review the document
TABLE OF CONTENTS
ENVIRONMENTAL REMEDIATION HOLDING CORPORATION INDEX TO FINANCIAL STATEMENTS

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2002

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 000-17325

ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
(Exact name of registrant as specified in its charter)

Colorado	88-0218499
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
5444 Westheimer Road, Suite 1570, Houston, Texas	77056
(Address of Principal Executive Office)	(Zip Code)

713-626-4700
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: common stock

        Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        The issuer had no revenues for the year ended September 30, 2002.

        The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sales price of $0.09 per share on the "over the counter bulletin board" on December 16, 2002, was $25,840,843.

        As of December 16, 2002 registrant had 558,588,150 shares of common stock, par value $0.0001 per share, outstanding.

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

PART I

Item 1.    Description of Business

Overview

        ERHC is an independent oil and gas company and since 1996 has engaged in the exploration, development, production and sale of crude oil and natural gas properties. The Company's goal is to maximize its value through profitable growth in oil and gas reserves and production in the Gulf of Guinea offshore central West Africa and to acquire interests in non-producing oil and gas properties, particularly high potential international prospects in known oil producing areas. The Company's current focus is to exploit its only asset, which is an agreement with the government of the Democratic Republic of Sao Tome & Principe ("DRSTP") concerning oil and gas exploration in Sao Tome, an island nation located in the Gulf of Guinea off the coast of central West Africa, and in a Joint Development Zone ("JDZ") between Sao Tome and the Federal Republic of Nigeria ("FRN"). The Company intends to explore forming relationships with other oil and gas companies having technical and financial capabilities to assist the Company in leveraging its interests in Sao Tome and the JDZ. The Company currently has no other operations.

        On February 15, 2001, pursuant to a Purchase Agreement dated December 31, 2000, as amended by a First Amendment dated January 31, 2001 (as amended, the "Purchase Agreement"), between Chrome Energy, L.L.C., a Delaware limited liability company ("Chrome"), Talisman Capital Opportunity Fund Ltd. ("Talisman"), and TC Hydro Carbon, Inc., a Delaware corporation ("TCHC" or "TC Hydro Carbon" and, together with Talisman, the "Sellers"), Chrome purchased from the Sellers for $6,000,000 cash the following: (a) 375,000,000 shares of Company common stock, par value $0.0001 per share ("Common Stock"), owned of record by TC Hydro Carbon; (b) 2,244,385 shares of Common Stock held and owned of record by Talisman; (c) a convertible senior subordinated note from the Company due October 15, 2002, in the principal amount of $750,000 owned and held by Talisman; (d) a convertible note from the Company due October 26, 2000, in the principal amount of $500,000, owned and held by Talisman; (e) a senior secured 8.0% exchangeable promissory note, also referred to as the line of credit, from the Company due September 1, 2004, in the principal amount of $4,000,000 owned and held by TC Hydro Carbon; (f) a warrant certificate dated as of October 26, 1998, owned and held by Talisman providing the right to purchase 750,000 shares of Common Stock until October 26, 2008; (g) a warrant certificate dated as of October 26, 1998, owned and held by Talisman providing the right to purchase 750,000 shares of Common Stock until October 26, 2008; (h) a warrant certificate dated as of October 15, 1997, owned by Talisman providing the right to purchase 45,000 shares of Common Stock until October 15, 2002; and (i) a warrant certificate dated as of April 23, 1999 owned by Talisman providing the right to purchase 1,000,000 shares of Common Stock until April 2009. Subsequent to February 15, 2001, Chrome transferred to its financial advisors an aggregate of 116,629,564 shares of Common Stock acquired in this transaction.

        Chrome currently owns directly 261,467,674 shares of the Company's Common Stock, of which 260,614,821 were acquired as a result of the Purchase Agreement. Upon consummation of the purchase by Chrome of the securities of the Company, the Company's three directors prior to the February 15, 2001 elected three new directors. Immediately after the election of these new directors, the three prior directors resigned from the board of directors. The new directors appointed the new executive officers of the Company.

Corporate History; Former Operations

        The Company was formed in 1986, as a Colorado corporation, and was engaged in a variety of businesses until 1996, at which time it began its current operations as an independent oil and gas company. Since the commencement of its oil and gas operations, the Company has acquired interests in the Nueces River area of south Texas, which were abandoned in 1999, and has acquired interests on the Uintah and Ouray Indian Reservations in Utah, which were sold in August 1999. The Company also acquired a lease in oil fields located in Wichita County, Texas, which was subsequently assigned to a former shareholder. However, in connection with the lease in Wichita County, the Company may remain liable for certain plugging and abandonment costs, estimated to be approximately $500,000, which have been accrued as of September 30, 2002 and 2001.

Current Business Operations

        In May 1997, the Company entered into an exclusive joint venture with the DRSTP (the "1997 Agreement"). The 1997 Agreement provides that the Company will enter into a joint venture with the DRSTP to create an oil company for the benefit of both parties and the Company will manage the exploration, exploitation and development of the potential oil and gas reserves onshore and offshore Sao Tome, either through a joint venture or in collaboration with major international oil exploration companies.

        In April 1998, the DRSTP granted approval to the joint venture to precede with the preparation and sale of leases of its oil concession rights. In July 1998, the Company formed a joint venture with the DRSTP called the Sao Tome and Principe National Petroleum Company, S.A. ("STPetro"), of which the Company owns 49%. As part of the 1997 Agreement, the Company paid the DRSTP an aggregate concession fee of $5,000,000.

        In September 1998, the DRSTP and STPetro entered into a Technical Assistance Agreement with Mobil Exploration and Producing Services, Inc., a subsidiary of Exxon Mobil Corporation. The Company believes that this agreement expired on or around September 30, 2000.

        In October 1999, the DRSTP claimed that the Company had breached certain terms of the 1997 Agreement and announced the termination of the 1997 Agreement. The Company immediately exercised its rights to have the matter settled via international arbitration.

        After the acquisition of a controlling interest in the Company by Chrome, the Company initiated negotiations with the DRSTP concurrent with the arbitration process. In May 2001, the Company and the DRSTP reached a Memorandum of Agreement (the "2001 Agreement"), witnessed by the FRN, which replaced the 1997 Agreement and suspended the arbitration process. In July 2002, the 2001 Agreement was embodied in a Consent Award issued by the arbitrator as a result of the satisfaction of several conditions, including the ratification of a treaty between the FRN and the DRSTP.

        On Sept. 20, 2002, the Company received via facsimile a letter dated September 19, 2002 from the President of the DRSTP, Fradique Bandiera Melo de Menezes. In the letter, President Menezes states that the 2001 Agreement dated May 21, 2001, is unenforceable.

        The Company disputes President Menezes' statement that the contract is unconscionable and unenforceable.

        The 2001 Agreement was negotiated in good faith with DRSTP and was signed by the proper representative of DRSTP, the Minister of Infrastructure, Natural Resources and Environment, at the time, Mr. Luis Alberto dos Prazeres. At the time of the 2001 Agreement, the Company and DRSTP were engaged in arbitration proceedings relating to the 1997 Agreement between DRSTP and the Company. The parties agreed in the 2001 Agreement that when certain conditions were met, the Arbitration proceedings were to be discontinued with prejudice and the terms of the 2001 Agreement were to be embodied in a Consent Award issued by the Arbitrator. All the conditions were fulfilled and an Arbitral Award by Consent was subsequently issued. Such Consent stated, in part:

        "To ratify as a legal valid document, the Agreement."

        "To order both Parties to fully comply with the obligations agreed to in said Agreement;"

        In summary, the Company believes that any claims by the President of the DRSTP that he can cause any modification or delay in the 2001 Agreement are unenforceable and without merit. The Company will vigorously defend its rights in the 2001 Agreement in all international jurisdictions against any and all parties that attempt to frustrate the Company's rights under the 2001 Agreement.

        The 2001 Agreement gives the Company rights to participate in exploration and production activities in both the exclusive territorial waters of Sao Tome referred to as the Exclusive Economic Zone ("EEZ") and an area between Sao Tome and the FRN that the two nations have designated as a JDZ. Since the 2001 Agreement replaces the 1997 Agreement, it requires the Company to relinquish its rights arising under the 1997 Agreement, including any interest it had in STPetro. As a result, the Company wrote off its interest in STPetro during the year ended September 30, 2001.

        More specifically, the 2001 Agreement entitles the Company to the following:

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

Government Regulation

        The development, production and sale of crude oil and natural gas is subject to extensive laws and regulations, including environmental laws and regulations. In the event the Company begins exploration and development of any oil and gas properties, it may be required to make large expenditures to comply with environmental and other governmental regulations. Matters subject to regulation include:

  •
  discharge permits for drilling operations;

  •
  bonds for ownership, development and production of oil and gas properties;

  •
  reports concerning operations; and

  •
  taxation.

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

No Business Operations

        The Company's sole asset is an oil and gas exploration concession in Sao Tome received pursuant to the 2001 Agreement, which became effective in July 2002. The 2001 Agreement was embodied in a Consent Award issued by the arbitrator as a result of the satisfaction of several conditions, including the ratification of a treaty between the FRN and the DRSTP.

Concentration of Control

        Chrome, which appointed the Company's board of directors, beneficially owns approximately 51.09% of the Company's outstanding Common Stock as of December 16, 2002. As a result, Chrome has the ability to substantially influence, and may effectively control, the outcome of corporate actions requiring stockholder approval, including the election of directors. This concentration of ownership may have the effect of delaying or preventing a future change in control of the Company.

Going Concern Opinion; Lack of Liquidity

        For the year ended September 30, 2002, the Company's independent auditors stated that the Company's financial condition raises substantial doubts about its ability to continue as a going concern. The Company has incurred net losses of $4,084,210, $6,394,810, and $1,958,880 in fiscal years 2002, 2001 and 2000, respectively, and has a working capital deficit of $13,293,490 as of September 30, 2002. Since the Company currently has no business operations, it has no internal sources of funding. The Company has been dependent on external sources of funding for its prior operations, and will continue to be dependent on such sources until it is able to generate sufficient operating cash flow, which may not occur on a timely basis, if at all. Although the Company has received funding from its shareholders in the past, it should not be assumed that such funds will be available in the future or that the shareholders are obligated to fund any amounts in excess of the committed lending obligations.

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

Susceptibility to General Economic Conditions

        The Company's revenues and results of operations will be subject to fluctuations based upon the general economic conditions both in the United States and internationally. If there were to be a general economic downturn or a recession in the oil and gas industry, the Company's future revenues and the value of its oil and gas exploration concession could be materially adversely affected. In the event of such an economic downturn, there can be no assurance that the Company's business, operating results and financial condition would not be materially and adversely affected.

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

        Sam L. Bass, Jr. v. ERHC.    U.S. District Court, Western District of Louisiana, No. 6:99CV1668. This case was commenced in 1999 by a former officer and director of the Company, asserting claims for past due salaries, penalty wages and attorney's fees. The plaintiff is seeking damages of approximately $1.2 million in damages. The named plaintiff in the case has died and his widow and executrix, Sheila Bass, has substituted herself as plaintiff. The trial is set for February 2003. The case is in the advanced stages of discovery.

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

        Centex Remediation Services & Johnny Hunt v. ERHC.    Fifteenth Judicial District Court, Lafayette Parish, Louisiana, No. 2002-3652 (filed July 17, 2002). A Texas company and its principal have filed this breach of contract action alleging that they are due $21,910 for an unpaid invoice plus interest. The case is in the very early stages of discovery.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5.    Market for Registrant's Common Stock and Related Shareholder Matters

        On December 20, 2001, the Company's common stock began trading on the "over the counter bulletin board" or "OTCBB" under the symbol "ERHC." Prior to December 20, 2001 the Company's Common Stock was trading under the symbol "ERHC" on a "foreign exchange." The market for the Company's Common Stock is sporadic and highly volatile. The following table sets forth the closing sales price per share of the Common Stock for the past two fiscal years. These prices reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

	High		Low
	(per share)
Fiscal Year 2002
First Quarter	$	..29	$	..10
Second Quarter		$.28		$.15
Third Quarter		$.22		$.10
Fourth Quarter		$.19		$.09
Fiscal Year 2001
First Quarter	$	..10	$	..01
Second Quarter		$.08		$.01
Third Quarter		$.22		$.02
Fourth Quarter		$.37		$.12

        On December 16, 2002, the closing price of the Common Stock as reported on the "OTCBB" was $0.09. As of December 16, 2002, there were approximately 2,276 record owners of the Common Stock. It is the Company's present policy not to pay cash dividends and to retain future earnings to support growth. Any payment of cash dividends in the future will be dependent upon the amount of funds legally available, the Company's earnings, financial condition, capital requirements, and other factors that the board of directors may deem relevant. The Company has not paid any dividends during the last two fiscal years and does not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

        In August and September 2002, the Company sold 2,600,000 shares of Common Stock to a resident of a non U.S. jurisdiction for cash in the aggregate amount of $260,000. The shares were subsequently issued in December 2002.

        In August 2002, the Company issued 400,000 shares of Common Stock to a consulting group to provide government affairs representation and lobbying services before the federal government to the Company in the aggregate amount of $60,000.

        In August 2002, the Company issued 1,000,000 shares of Common Stock to a consultant to assist the Company in securing an agreement with a strategic oil and gas industry partner to prepare the Company for participation in the award of licenses in Sao Tome in the aggregate amount of $150,000.

        In August 2002, the Company issued 1,000,000 shares of Common Stock to a consulting group to advise the Company in securing financing of up to $1,500,000 and in structuring a joint venture arrangement with a partner in the aggregate amount of $150,000.

        In August 2002, the Company issued 315,000 shares of common stock to a consultant for general legal services for a previously recorded accounts payable balance in the aggregate amount of $50,400.

        In August 2002, the Company issued 300,000 shares of common stock to a creditor for a previously recorded accounts payable balance in the aggregate amount of $45,000.

        In July 2002, the Company issued 200,000 shares of common stock to a consultant for general legal services in the aggregate amount of $18,000.

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

        In March 2002, the Company issued 2,219,915 shares of Common Stock to 25 creditors for payment of accrued interest in the aggregate amount of $443,983.

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

Item 6.    Selected Financial Data

        The selected financial data of the Company presented below as of September 30, 2002, have been derived from the Financial Statements of the Company, The Financial Statements have been audited by Pannell Kerr Forster of Texas, P.C. ,independent public accountants, for the four years ended September 30, 2002 and by other auditors for the year ended September 30, 1998, and such financial information for the three years ended September 30, 2002 are included elsewhere in this Form 10-K. The data set forth below should be read in conjunction with the Company's Financial Statements, related notes thereto and "Management's Discussion and Analysis of Financial Condition and Plan of Operations."

	Fiscal Years ended September 30,
Statements of Operations Data
	1998	1999	2000	2001	2002
Total revenues	$99,278	$—	$—	$—	$—
Operating expenses	11,681,706	19,727,835	1,958,880	6,394,810	4,084,210

Income before taxes and extraordinary items	(11,582,428)	(19,727,835)	(1,958,880)	(6,394,810)	(4,084,210)
Provision (benefit) for income taxes	—	—	—	—	—

Net loss	(11,582,428)	(19,727,835)	(1,958,880)	(6,394,810)	(4,084,210)

Net loss per share	$(0.46)	$(0.16)	$—	$(0.01)	$(0.01)
Weighted average common stock outstanding	24,970,815	120,005,321	493,581,196	516,136,369	542,680,423
Balance Sheet Data (as of September 30,)
Property and equipment	$6,654,662	$—	$—	$—	$—
DRSTP Concession fee	4,000,000	5,000,000	5,000,000	5,550,000	5,630,000
Total assets	11,691,218	6,349,356	6,180,912	5,631,952	5,672,064
Total liabilities	12,922,127	11,945,660	13,440,215	17,436,065	17,739,198
Stockholders equity	$(2,730,909)	$(5,596,304)	$(7,259,303)	$(11,804,113)	$(12,067,134)

Item 7.    Management's Discussion and Analysis of Financial Condition and Plan of Operations

        You must read the following discussion of the results of the operations and financial condition of the Company in conjunction with its financial statements, including the notes included in this Form 10-K filing. The Company's historical results are not necessarily an indication of trends in operating results for any future period.

Overview

        ERHC is an independent oil and gas company and since 1996 has engaged in the exploration, development, production and sale of crude oil and natural gas properties. The Company's goal is to maximize its value through profitable growth in oil and gas reserves and production in the Gulf of Guinea offshore central West Africa and to acquire interests in non-producing oil and gas properties, particularly high potential international prospects in known oil producing areas. The Company's current focus is to exploit its only asset, which is an agreement with the DRSTP concerning oil and gas exploration in Sao Tome, an island nation located in the Gulf of Guinea off the coast of central West Africa, and in a JDZ between Sao Tome and the FRN. The Company intends to explore forming relationships with other oil and gas companies having technical and financial capabilities to assist the Company in leveraging its interests in Sao Tome and the JDZ. The Company currently has no other operations.

Critical Accounting Policies

Concentration of risks

        The Company primarily transacts its business with one financial institution. From time to time the amount on deposit in that one institution exceeds the $100,000 federally insured limit. The balances are maintained in demand accounts to minimize risk.

        The Company's current focus is to exploit its only asset, which is an agreement with the DRSTP concerning oil and gas exploration in Sao Tome, an island nation located in the Gulf of Guinea off the coast of central West Africa, and in a JDZ between Sao Tome and the FRN. The Company intends to explore forming relationships with other oil and gas companies having technical and financial capabilities to assist the Company in leveraging its interests in Sao Tome and the JDZ. Should circumstances impede the Company from perfecting its interests in the 2001 Agreement with DRSTP, the Company would cease to exist. Should the Company perfect its interests in the 2001 Agreement, there is no certainty that a joint venture partner will be identified to develop the Company's interests. The Company currently has no other operations.

Impairment of long-lived assets

        The Company evaluates the recoverability of long-lived assets when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Impairments are charged to operations in the period to which events and circumstances indicate that such assets might be impaired. Management of the Company have evaluated its investment in its DRSTP concession fee and believe that there have been no events or circumstances that would indicate that such asset might be impaired.

Results of Operations

Year ended September 30, 2002 Compared to Year Ended September 30, 2001

        During the year ended September 30, 2002, the Company incurred a net loss of $4,084,210, compared to a net loss of $6,394,810 for the year ended September 30, 2001. A significant portion of the decrease in net loss for the year ended September 30, 2002 was attributable to $1,425,000 of expense incurred in 2001 as a result of the issuance of common stock of the Company to an entity controlled by an officer of the Company and a consultant as compensation for completing the Purchase Agreement by and between Chrome and Talisman of which there was no such expense incurred during the current year. In addition, during the year ended September 30, 2001, the Company abandoned its investment and a claim for reimbursement from STPetro totaling $1,125,557 due to developments regarding a proposed treaty between the FRN and DRSTP which would result in STPetro being dissolved. Interest expense for the year ended September 30, 2002 was $250,351 higher than the same period in 2001 due to additional borrowings under the Company's line of credit with Chrome.

        During February 2001, the Company negotiated a management services agreement by and between Chrome Oil Services Ltd. ("COS") and the Company whereby the Company would pay a monthly management fee of $68,000 for various services to be provided by COS inclusive of all general office expenses. Total expenses incurred under this management services agreement were $816,000 for the year ended September 30, 2002 compared to approximately $505,000 for the year ended September 30, 2001. The increase in expense is due to the management agreement being in place for the entire year in 2002 compared to eight months in 2001. The Company's executive officers incurred significant travel expenses of approximately $407,000 and $962,000 for the years ended September 30, 2002 and 2001, respectively, as they continued negotiations with officials of the FRN and DRSTP as well as numerous trips to the United States while managing the ongoing affairs of the Company. The Company anticipates travel related expenses to continue to be significant as the Company further develops its business interests. The net loss per common share was $0.01, basic and diluted, for the year ended September 30, 2002 compared to a net loss per common share of $0.01, basic and diluted, for the year ended September 30, 2001.

        During 2002 and 2001, the Company had no revenues from which cash flows could be generated to support operations and thus relied on borrowings funded from its line of credit provided by Chrome in fiscal year 2002 and Chrome and TC Hydro Carbon in fiscal 2001 as well as the sale of common stock in 2002.

Year Ended September 30, 2001 Compared to Year Ended September 30, 2000

        During the year ended September 30, 2001, the Company incurred a net loss of $6,394,810, compared to a net loss of $1,958,880 for the year ended September 30, 2000. A significant portion of the increase in net loss for the year ended September 30, 2001 was attributable to $1,425,000 of expense incurred as a result of the issuance of common stock of the Company to an entity controlled by an officer of the Company and a consultant as compensation for completing the Purchase Agreement by and between Chrome and Talisman of which there was no such expense incurred during the prior year. Additionally, there was $425,000 of expense incurred through the issuance of common stock of the Company to the attorney of the plaintiffs of a derivative lawsuit, which was settled in February 2001. During the year ended September 30, 2001, the Company abandoned its investment and a claim for reimbursement from STPetro totaling $1,125,557 due to developments regarding a proposed treaty between the FRN and DRSTP which would result in STPetro being dissolved.

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

        During 2001 and 2000, the Company had no revenues from which cash flows could be generated to support operations and thus relied on borrowings funded from its line of credit provided by Chrome and TC Hydro Carbon in fiscal 2001 and TC Hydro Carbon in fiscal 2000.

Going Concern

        For the year ended September 30, 2002, the Company's independent auditors stated that the Company's financial condition raises substantial doubts about its ability to continue as a going concern. The Company's current liabilities exceed its current assets by $13,293,490 at September 30, 2002. The Company has incurred net losses of $4,084,210, $6,394,810 and $1,958,880 in fiscal years 2002, 2001 and 2000, respectively. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. The Company is in ongoing negotiations to raise general operating funds and funds for specific projects. Management will be required to, and expects to, raise additional capital through the issuance of debt securities and offerings of equity securities to fund the Company's operations, and will attempt to continue raising capital resources until such time as the Company generates revenues sufficient to maintain itself as a viable entity. However, there is no assurance that such financing will be obtained.

        The Company's current focus is to exploit its only asset, which is an agreement with the DRSTP concerning oil and gas exploration in Sao Tome, an island nation located in the Gulf of Guinea off the coast of central West Africa, and in a JDZ between Sao Tome and the FRN. The Company intends to explore forming relationships with other oil and gas companies having technical and financial capabilities to assist the Company in leveraging its interests in Sao Tome and the JDZ. Should circumstances impede the Company from perfecting its interests in the 2001 Agreement with DRSTP, the Company would cease to exist. Should the Company perfect its interests in the 2001 Agreement, there is no certainty that a joint venture partner will be identified to develop the Company's interests. The Company currently has no other operations.

        The Company has a total of $6.8 million available under debt agreements of $1,800,000 and $5,000,000, respectively, entered into by and between the Company and Chrome (its majority shareholder). The Company has drawn the full amount available under its $1,800,000 agreement, and has drawn $2,384,563 from the $5,000,000 line of credit, for a total outstanding of $4,184,563 as of September 30, 2002. It is expected that the Company will continue to borrow funds from Chrome in the future but there is no assurance that funds will be made available or under similar terms. Chrome is not obligated to provide future borrowings in excess of its existing committed lending obligations. In prior years, the Company was able to raise funds in a timely manner, but there is no assurance that they will continue to do so in the future. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. If the Company is unable to continue as a going concern, the values realized from the Company's assets may be less than the carrying amounts reported in its financial statements. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Liquidity and Capital Resources

        Historically, the Company has financed its operations from the sale of its debt and equity securities (including the issuance of its securities in exchange for goods and services) and bank and other debt. The Company had expected to finance its operations and further development plans during fiscal 2002 and 2001 in part through additional debt or equity capital and in part through cash flow from operations. There have been no cash flows generated from operations in the past two years and the Company has been able to raise additional equity capital of $643,500 in 2002 from the sales of its common stock under private placements.

        Therefore, during 2002 the Company has relied primarily on 1) borrowings provided under various debt agreements entered into by and between the Company and its majority shareholders (Chrome in fiscal year 2002 and Chrome and TC Hydro Carbon in fiscal 2001), 2) conversions of interest and principle due on its convertible notes by the issuance of common stock and 3) proceeds generated from the sale of its common stock under private placements.

        The Company presently intends to utilize any available sources of funds to provide for general corporate overhead and to continue to pursue its interests in Sao Tome and the JDZ.

Financing Arrangements

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

        During the year ended September 30, 2002, the Company received notice of conversion of $870,412 of convertible debt and accrued interest of $56,526, which were converted into 4,634,688 shares of common stock. There were no such conversions of debt into equity during the comparable period in 2001.

        On January 29, 2002, the Company solicited the consent of non-affiliated convertible noteholders to pay interest due on January 31, 2002 with common stock of the Company having a value equal to $0.20 per share. During the year ended September 30, 2002, the Company issued 2,219,915 shares of common stock to these non-affiliated convertible noteholders and 852,853 shares of common stock to Chrome for payment of accrued interest in the aggregate amounts of $443,983 and $170,571, respectively. There were no such conversions of accrued interest into equity during the comparable period in 2001.

        As of September 30, 2002, if this debt was converted using the conversion price of $0.20 per share, the Company would be required to issue 36,703,550 shares of common stock based on an outstanding principal amount of $7,340,710, of which 7,179,895 shares of common stock based on an outstanding principal amount of $1,435,979 would be issued to Chrome. Additionally, interest accrued and unpaid on these notes as of September 30, 2002 is $410,014, of which $114,661 is owed to Chrome. At the option of the noteholders, unpaid interest can be converted into common stock of the Company. As of September 30, 2002, if this accrued interest were converted using the conversion price of $0.20 per share, the Company would be required to issue 2,050,070 shares of common stock, of which 573,305 would be issued to Chrome.

Lines of Credit (Chrome)

        In connection with the Purchase Agreement between Chrome and TCHC, the TCHC $4.0 million 8% exchangeable promissory note, referred to above, was acquired and assumed by Chrome. Chrome and the Company subsequently agreed to amend and restate the promissory note into a $2.2 million note maturing in September 2004 and Chrome has made available, a new working capital line of credit in the amount of $1.8 million maturing in September 2004 at terms similar to the TCHC line of credit. These lines of credit are convertible at the lesser of $0.20 per share or such price as shall be determined by the Board of Directors of ERHC based on an independent determination by a recognized investment banker. In addition, as provided for by the Derivative Settlement on February 9, 2001, Chrome executed an additional $5.0 million senior convertible promissory note ("$5.0 Million Line of Credit") bearing interest at a rate of 10% per annum, maturing in February 2003. The $5.0 Million Line of Credit is convertible at the lesser of $0.20 per share or such price as shall be determined by the Board of Directors of ERHC based on an independent determination by a recognized investment banker. As of September 30, 2002 the total outstanding under these debt instruments was $6,788,207, of which $6,384,563 of the amount is convertible into shares of common stock of the Company. As of September 30, 2002, if these debt instruments were converted using the conversion price of $0.20 per share, the Company would be required to issue 31,922,815 shares of common stock to Chrome. Additionally, interest accrued and unpaid on these notes as of September 30, 2002 is $1,041,948, of which $976,608 is subject to conversion. As of September 30, 2002, if this accrued interest was converted using the conversion price of $0.20 per share, the Company would be required to issue 4,883,040 shares of common stock to Chrome.

        The aggregate maturities of the principal amounts of all long-term debt instruments (convertible and non-convertible), including current maturities for the next five fiscal years is as follows: $9,725,273 (including $3,820,542 due to shareholders) is due in 2003 and $4,403,644, which is entirely due to shareholders, is due in 2004.

        As of December 16, 2002, the Company has borrowed approximately $2,530,000 against a $5 million working capital line of credit from Chrome. It is expected that the Company will continue to borrow funds from this shareholder in the future but there is no assurance that funds will be made available or under similar terms even though the full amount of the line of credit has not been expended. Chrome is not obligated to provide future borrowings in excess of its existing committed lending obligations. In prior years, the Company was able to raise funds in a timely manner, but there is no evidence that it will continue to do so in the future.

General Fund Raising Efforts

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

        In May 2002, the Company entered into an agreement with a consulting group to advise the Company in securing financing of up to $1,500,000 and in structuring a joint venture arrangement with a partner. The consulting group assisted the Company in selling 6,600,000 shares of common stock, of which 2,600,000 were not issued until December 2002, at $0.10 per share during the year ended September 30, 2002 resulting in net proceeds of $643,500.

        In June 2002, the Company entered into an agreement with a consultant to assist the Company in securing an agreement with a strategic oil and gas industry partner to prepare the Company for participation in the award of licenses in Sao Tome.

Working Capital

        As of September 30, 2002, the Company had negative working capital of $13,293,490 of which $1,451,962 relates to accrued interest and $723,035 relates to accrued officers salaries, both of which will most likely be settled by the issuance of shares of common stock of the Company. As of

September 30, 2002, the Company had drawn the full amount available of $1,800,000 under one note agreement and $2,384,563 had been advanced to the Company under another $5,000,000 line of credit, with Chrome. The Company expects to utilize this line of credit in order to sustain minimum operations relative to continuing to develop and promote its interests in DRSTP. Where possible, the Company may seek to preserve cash resources by settling obligations through the issuance of shares of common stock or by the issuance of convertible debt instruments.

        Pursuant to a Purchase Agreement entered into by and between Chrome and TCHC in February 2001, Chrome assumed a $4.0 million line of credit available to the Company. Chrome and the Company agreed to amend and restate the line of credit into a $2.2 million note and Chrome has made available, a new working capital line of credit in the amount of $1.8 million both having terms similar to the $4.0 million line of credit. The Company has borrowed the entire $1.8 million under that note agreement. In addition, in February 2001 Chrome made available to the Company, a two-year $5 million line of credit, which accrues interest at a rate of 10% per annum. As of December 16, 2002, the Company had borrowed approximately $2,530,000 under this line of credit. This note is convertible into shares of Common Stock at a rate of $0.20 per share.

DRSTP Geological Data

        In July 1997, the Company acquired substantial geologic data and other information from an independent source in exchange for 1,000,000 shares of Common Stock. This data was valued at $2,000,000 based on an agreement with the seller that the Company would repurchase these shares for $2,000,000 at a rate of 25% per quarter should the seller so choose. In December 1997, the Company repurchased 250,000 shares of its Common Stock for $500,000 in cash. Due to unavailability of cash resources, the Company was unable to acquire the remaining shares when presented by the seller. Accordingly, the seller sold those shares in the open market with the proceeds generated from the sales offsetting the obligations owed by the Company. Under the agreement's terms of default, the seller requested that the Company make whole the seller's shortfall incurred from disposition of the stock at less than $2.00 per share. Accordingly, the Company issued an additional 6,997,917 shares of Common Stock and paid cash of $222,500 during fiscal year 1999 and $122,000 during fiscal year 2000, leaving a remaining obligation in accounts payable of approximately $246,000 at September 30, 2001. In April 2002 the Company issued 1,227,875 shares to settle this obligation.

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

        The provisions of SFAS 141 are effective immediately. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001 which would apply to the Company commencing with the quarter ending December 31, 2002. Earlier adoption is permitted for entities with fiscal years beginning after March 15, 2001 but not required.

        SFAS 141 will require that upon adoption of SFAS 142, the Company evaluate its existing intangible assets and make any necessary reclassifications in order to conform with the new criteria in SFAS 141. Upon adoption of SFAS 142, the Company plans to reassess the useful lives and residual values of all recorded intangible assets, and make any necessary amortization period adjustments by December 31, 2002. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 by December 31, 2002. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle. Upon adoption of SFAS 141 and SFAS 142, the Company does not expect the provisions of SFAS 121 to have a significant effect on its financial position or operating results.

        In October 2001, the FASB also issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144") applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS 121 and portions of Accounting Principles Bulletin Opinion 30, "Reporting the Results of Operations." SFAS 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. SFAS 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date, as presently required. The Company does not expect the provisions of SFAS 144 to have a significant effect on its financial position or operating results.

Item 7a.    Quantitative and Qualitative Disclosures about Market Risk

        The Company's current focus is to exploit its only asset, which is an agreement with the DRSTP concerning oil and gas exploration in Sao Tome, an island nation located in the Gulf of Guinea off the coast of central West Africa, and in a JDZ between Sao Tome and the FRN. The Company intends to explore forming relationships with other oil and gas companies having technical and financial capabilities to assist the Company in leveraging its interests in Sao Tome and the JDZ. Should circumstances impede the Company from perfecting its interests in the 2001 Agreement with DRSTP, the Company would cease to exist. Should the Company perfect its interests in the 2001 Agreement, there is no certainty that a joint venture partner will be identified to develop the Company's interests. The Company currently has no other operations. Currently we transact business exclusively in the United States. As a result, our financial statements results are unlikely to be effected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

        Our interest expense is generally not sensitive to changes in the general level of interest rates in the United States, particularly because a substantial majority of our indebtedness is at fixed rates.

        We do not hold derivative financial or commodity instruments, nor do we engage in any foreign currency denominated transactions.

Item 8.    Financial Statements and Supplementary Data

        See Index to Financial Statements and Schedule at page F-1. The financial statements with the report of the independent accountants are included on pages F-2 through F-22 of this document. Financial statement schedules other than those included herein have been omitted because the required information is contained in the financial statements or related notes, or such information is not applicable.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

        Not applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        Since February 2001, the following directors and executive officers have served the Company.

Name	Age	Position
Sir Emeka Offor	44	Chairman of the board
Chude Mba	45	Chief executive officer, president and director
Nicolae Luca	44	Director
Eze Echesi	47	Chief financial officer
Peter C. Ntephe	36	Secretary

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

        The Company entered into a management services agreement with COS in February 2001. Pursuant to that agreement, COS provides the Company with management and business development services, in addition to making available specialized services in the areas of refinery maintenance, engineering design, and upstream oil industry services. COS provides the Company with such services for a management fee of $68,000 per month. Messrs. Mba, Echesi, and Ntephe are employees of COS and receive salaries and overhead expense reimbursement from COS, not from the Company. Expenses not covered under the management services agreement are borne by the Company. Total management fees incurred during the years ended September 30, 2002 and September 30, 2001 were $816,000 and approximately $505,000, respectively. The Company's executive officers incurred significant direct expense for travel and related expenses of approximately $407,000 and $962,000 during the years ended September 30, 2002 and 2001, which were reimbursed by the Company to COS or directly to the officers. At September 30, 2002 accounts payable and other accrued liabilities included approximately $52,000 owed to one officer for direct travel expenses. There was no comparable balance in 2001. Other than the management services agreement, the Company does not have employment agreements with any of its officers.

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

        Based solely on the reports received and the representations of the reporting person, the Company believes that these persons have complied with all applicable filing requirements during the fiscal year ended September 30, 2002.

Item 11.    Executive Compensation

        The following table sets forth certain information regarding compensation paid by the Company to its chief executive officer and other executive officers who received total annual salary and bonus that exceeded $100,000 during the periods involved.

Summary Compensation Table

		Annual Compensation				Long Term Compensation Awards
Name and Principal Positions	Fiscal Year	Salary ($)			Bonus ($)	Restricted stock award(s) ($)			Securities Underlying Options/SARs
Chude Mba(2) Chief Executive Officer (from 2/01 to present)	2002 2001	$ $	84,000 52,500	(1) (1)	— —	$	— 500,000	(3)	— —
Geoffrey Tirman Chief Executive Officer (from 8/99 to 2/01)	2001 2000		— —		— —		— —		— —

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

Option Grants in Fiscal 2002 and 2001

        There were no options to acquire common stock of the Company granted to any employee, officer or director of the Company during the years ended September 30, 2002 and 2001.

Aggregated Option Exercises in 2002 and 2001 and Year-End Option Values

        There were no common stock options held by executive officers or Directors to acquire common stock of the Company.

Compensation of Directors

        Directors do not receive any compensation for attending meetings.

Long Term Incentive Plan Awards and Benefit Plans

        No executive officer received any long term incentive plan awards during the fiscal year ended September 30, 2002. The Company has not established any defined plan or actuarial plan under which benefits are provided to its executive officers.

Securities Authorized for Issuance Under Equity Compensation Plans

        The Company maintains no equity compensation plans.

Compensation Committee Report

        The Board of Directors supervises our executive compensation, as we have not established a Compensation Committee. We seek to provide executive compensation that will support the achievement of our financial goals while attracting and retaining talented executives and rewarding superior performance. In performing this function, the Board of Directors may review executive compensation surveys and other available information.

        We seek to provide an overall level of compensation to our executives that is competitive within our industry and other companies of comparable size and complexity. Compensation in any particular case may vary from any industry average on the basis of annual and long-term performance as well as individual performance. The Board of Directors will exercise its discretion to set compensation where in its judgment external, internal or individual circumstances warrant it. We compensate our executive officers pursuant to a management service agreement that pays our officers cash only.

        Salary levels for our executive officers are set generally to be competitive in relation to the salary levels of executive officers in other companies within our industry or other companies of comparable size, taking into consideration the position's complexity, responsibility and need for special expertise. In reviewing salaries in individual cases the Board of Directors also takes into account individual experience and performance.

        The overall goal of the Compensation Committee is to insure that compensation policies are established that are consistent with our strategic business objectives and that provide incentives for the attainment of those objectives.

Chief Executive Officer Compensation

        Mr. Chude Mba was elected to the position of chief executive officer in 2001. For the fiscal year ended September 30, 2002, Mr. Mba was paid $84,000, compared to $52,500 for the eight months during the fiscal year ended September 30, 2001. Mr. Mba received no bonuses or other equity compensation during the fiscal year ended September 30, 2001.

Compensation Committee Interlocks Insider Participation

        As the Company does not maintain a Compensation Committee, the Board of Directors comprised of Sir Emeka Offer, Chude Mba and Nicolae Luca served as the Compensation Committee during the fiscal year ended September 30, 2002. Mr. Mba is the chief executive officer and president of the Company. None of the Company's executive officers or Board members has served on a compensation committee for any other company. No other officer or employee of the Company has participated in deliberations with the Board of Directors concerning executive officer compensation.

Stock Price Performance Graph

        This section includes a line graph comparing the cumulative total shareholder return on the Company's common stock against the cumulative total return of the NASDAQ Market Index and the SIC Code Index for the period of s commencing December 26, 2001 (commencement of trading of our stock under new management) and ending September 30, 2002. The graph and table assume that $100 was invested on December 26, 2001 in each of the Company's common stock, the NASDAQ Market Index and the SIC Code Index, and that all dividends were reinvested. The Company's SIC Code Index consists of companies that it believes are engaged in the same or similar business as ERHC. The comparisons shown in the graph below are based upon historical data. The stock price performance shown in the graph below is not necessarily indicative of, nor intended to forecast, the potential future performance of the Company's common stock.

COMPARE CUMULATIVE TOTAL RETURN
AMONG ENVIRONMENTAL REMEDIATION HOLDING CORP.,
NASDAQ MARKET INDEX AND SIC CODE INDEX

ASSUMES $100 INVESTED ON DEC. 26, 2001
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING SEPT. 30, 2002

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The following table and notes thereto set forth certain information regarding beneficial ownership of the Common Stock as of December 16, 2002 by (i) each person known by the Company to beneficially own more than five percent of the Common Stock, (ii) each director, (iii) each named executive officer and (iv) all directors and officers of the Company as a group.

Name and Address	Shares of Common Stock Beneficially Owned	Percentage of Voting Power
Sir Emeka Offor	310,382,904	51.09	%(1)
Chude Mba	10,000,000	1.79	%(2)
Chrome Energy, LLC	310,382,904	51.09	%(1)
All officers and directors as a group (5 persons)	320,382,904	52.74	%(1)

        The address of each beneficial owner is c/o Environmental Remediation Holding Corporation, 5444 Westheimer Road, Suite 1570, Houston, Texas 77056.

        Beneficial ownership is determined in accordance with rules of the SEC and generally includes voting or dispositive power with respect to such shares.

(1)
Shares beneficially owned and percentage of ownership are based on 558,588,150 shares of Common Stock outstanding as of December 16, 2002 and 48,915,230 shares which may be acquired through the exercise of certain convertible debt by Chrome Energy LLC.

(2)
Shares beneficially owned and percentage of ownership are based on 558,588,150 shares of Common Stock outstanding as of December 16, 2002.

        COS is the sole member of Chrome. Sir Emeka Offor is the sole manager of Chrome and the sole shareholder and director of COS. Mr. Mba is the president of Chrome, but disclaims all beneficial ownership in the shares owned by Chrome.

        Of the 310,382,904 shares beneficially owned by Chrome, includes: (a) 261,467,674 shares of Common Stock owned of record; (b) 11,000,000 shares of Common Stock to be issued due to the conversion of the 8.0% note in the principal amount of $2,200,000; (c) 9,000,000 shares of Common Stock assuming the conversion of a 10.0% note in the principal amount of $1,800,000; (d) 12,647,815 shares of Common Stock assuming the conversion of a 10.0% $5 million line of credit with an outstanding principal amount of $2,529,563; (e) 3,158,335 shares of Common Stock assuming the conversion of a 20.0% note in the principal amount of $631,666; (f) 4,021,565 shares of Common Stock assuming the conversion of a 5.5% note in the principal amount of $804,313; (g) 6,587,515 shares of Common Stock assuming the conversion of accrued interest owed as of December 17, 2002 in the amount of $1,317,503; and (h) 750,000, 750,000, and 1,000,000 shares of Common Stock underlying three warrants, which have expiration dates ranging from October 2008 to April 2009, an exercise price of $0.25 per share, and each of which is currently exercisable. The number of shares of Common Stock that the above-described notes and accrued interest are convertible into, includes only shares of Common Stock that may issued upon the conversion of the principal amounts and accrued interest amounts owed as of and through December 16, 2002.

Item 13.    Certain Relationships and Related Transactions

        Please see the discussion in Item 1 above for a detailed discussion of Chrome's February 2001 acquisition of a controlling interest in the Company. Also, please see Item 12 for a description of the shares of Common Stock and securities convertible into Common Stock that Chrome retained in the transaction.

        As more fully described in Item 10 above, the Company has entered into a management services agreement with COS. COS is the parent company of Chrome, the Company's largest shareholder. Sir Emeka Offor, the chairman of the board of directors, is the sole director and shareholder of COS. As such, COS is an affiliate of Sir Emeka Offor and Chrome.

        In February 2001, pursuant to the change of control transaction, Chrome assumed from Talisman a working capital line of credit made available to the Company which provided for borrowings of up to $4 million, of which approximately $2.6 million was then outstanding. That note was amended and restated in February 2001 to provide that $2.2 million of the total of $2.6 million of principal shall accrue interest at a rate of 8% per annum, and shall be convertible into shares of common stock at a conversion price of $0.20 per share and shall expire in September 2004. Additionally during February 2001, the remaining principal of approximately $400,000 shall accrue interest at a rate of 8%, will not be convertible and shall expire in September 2004. Chrome has also made available a new working capital line of credit in the amount of $1.8 million. As of September 30, 2002, the Company had borrowed $1.8 million from this new line of credit. Borrowings under this new line of credit, which expires in September 2004, bear interest at 8% per annum and may be converted into shares of Common Stock at a conversion price of $0.20 per share.

        In addition, pursuant to the February 2001 change of control transaction and a derivative settlement agreement, Chrome made available to the Company, a two-year $5 million line of credit, which accrues interest at a rate of 10% per annum. As of December 16, 2002, the Company has borrowed approximately $2,530,000 under this line of credit. This note is convertible into shares of Common Stock at rate of $0.20 per share.

        In March 2001, the Company issued to an entity controlled by Mr. Mba, 10,000,000 shares of common stock of the Company for services rendered in the February 2001 change of control transaction.

Item 14.    Controls and Procedures

        An evaluation was performed under the supervision and the participation of the Company's management including the Chairman, Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days of the filing date of this Annual Report on Form 10-K. Based on that evaluation, the Company's management, including the Chairman, CEO and CFO, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)
  Financial Statements and Schedules:

  1)
  Financial Statements: See Index to Financial Statements immediately following the signature pages of this report.

  2)
  Financial Statement Schedule: See Index to Financial Statements immediately following the signature pages of this report.

  3)
  The following documents are filed as exhibits to this report:

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
Exhibit 10.4	Management and Administrative Services Agreement by and between Chrome Oil Services, Ltd. and the Company. (Incorporated by reference to Form 10-KSB filed September 24, 2001).
Exhibit 10.5	$5,000,000 Term Loan Agreement by and between Chrome Energy, LLC and the Company dated February 15, 2001. (Incorporated by reference to Form 10-KSB filed September 24, 2001).
Exhibit 10.6	Audit Committee Charter (filed herewith).
Exhibit 23.1	Consent of Pannell Kerr Forster of Texas P.C.
Exhibit 99.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
Exhibit 99.2	Certification Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
  (b)
  Form 8-K Filings

    Form 8K filed on July 8, 2002 in which ERHC has received the final arbitration award by consent regarding the settlement reached by Chrome with the Democratic Republic of Sao Tome & Principe.

SIGNATURES

        In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
By:	/s/ CHUDE MBA Chude Mba, Chief Executive Officer and President

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SIR EMEKA OFFOR Sir Emeka Offor	Chairman of the Board	December 30, 2002
/s/ CHUDE MBA Chude Mba	Chief Executive Officer, President and Director	December 30, 2002
/s/ NICOLAE LUCA Nicolae Luca	Director	December 30, 2002
/s/ EZE ECHESI Eze Echesi	Chief Financial Officer	December 30, 2002
/s/ PETER C. NTEPHE Peter C. Ntephe	Secretary	December 30, 2002

ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
FINANCIAL STATEMENTS
Balance Sheets as of September 30, 2002 and 2001
Statements of Operations for the Years Ended September 30, 2002, 2001 and 2000
Statements of Shareholders' Equity (Deficit) for the Years Ended September 30, 2002, 2001 and 2000
Statements of Cash Flows for the Years Ended September 30, 2002, 2001 and 2000
Notes to Financial Statements
FINANCIAL STATEMENT SCHEDULE
None

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under related instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
Environmental Remediation Holding Corporation

        We have audited the accompanying balance sheets of Environmental Remediation Holding Corporation (the "Company") as of September 30, 2002 and 2001, and the related statements of operations, cash flows, and shareholders' equity (deficit) for each of the three years in the period ended September 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Environmental Remediation Holding Corporation as of September 30, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred net losses of $4,084,210, $6,394,810 and $1,958,880 in fiscal years 2002, 2001 and 2000, respectively, and had a working capital deficit and stockholders' deficit of $13,293,490 and $12,067,134, respectively, at September 30, 2002. These conditions and other factors discussed in Note 2 raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding the resolution of these issues are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ PANNELL KERR FORSTER OF TEXAS, P.C. Pannell Kerr Forster of Texas, P.C.
Houston, Texas December 18, 2002

ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

Balance Sheets

	September 30,
	2002	2001
ASSETS
CURRENT ASSETS
Cash	$2,240	$10,604
Restricted cash	18,074	17,529
Prepaid expenses and other current assets	21,750	53,819

Total current assets	42,064	81,952

DRSTP concession fee	5,630,000	5,550,000

Total assets	$5,672,064	$5,631,952

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and other accrued liabilities	$1,435,284	$2,056,452
Accrued officers salaries	723,035	1,013,035
Accrued interest	295,353	338,057
Accrued interest, shareholder	1,156,609	583,872
Current portion of convertible debt, shareholder	3,820,542	—
Current portion of convertible debt	5,904,731	—

Total current liabilities	13,335,554	3,991,416

LONG TERM LIABILITIES
Nonconvertible debt, shareholder	403,644	403,644
Convertible debt, shareholder	4,000,000	6,265,862
Convertible debt, net of current portion	—	6,775,143

Total long term liabilities	4,403,644	13,444,649

Total liabilities	17,739,198	17,436,065

COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.0001 par value; authorized 10,000,000 shares; none issued and outstanding	—	—
Common stock, $0.0001 par value; authorized 950,000,000 shares; issued and outstanding 554,746,868 and 532,456,917 at September 30, 2002 and 2001, respectively	55,475	53,246
Additional paid-in capital	49,267,354	45,448,394
Accumulated deficit	(61,389,963)	(57,305,753)

Total shareholders' deficit	(12,067,134)	(11,804,113)

Total liabilities and shareholders' deficit	$5,672,064	$5,631,952

See accompanying notes to financial statements.

ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

Statements of Operations

	Year Ended September 30,
	2002	2001	2000
COSTS AND EXPENSES
General and administrative	$2,883,099	$4,318,493	$1,214,284
Interest expense	1,201,111	950,760	744,596
Write offs and abandonments	—	1,125,557	—

Net loss	$(4,084,210)	$(6,394,810)	$(1,958,880)

Net loss per common share — basic and diluted	$(0.01)	$(0.01)	$—

Basic and diluted weighted average number of common shares outstanding	542,680,423	516,136,369	493,581,196

See accompanying notes to financial statements.

ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

Statement of Shareholders' Equity (Deficit)
For the years ended September 30, 2002, 2001 and 2000

	Common Stock
			Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Deficit
	Shares	Amounts
Balance at September 30, 1999	487,849,825	$48,785	$43,306,974	$(48,952,063)	$(5,596,304)
Common stock issued for conversion of debt and payment of accrued interest and penalties	7,607,092	761	295,120	—	295,881
Net loss	—	—	—	(1,958,880)	(1,958,880)

Balance at September 30, 2000	495,456,917	49,546	43,602,094	(50,910,943)	(7,259,303)
Common stock issued for services	37,000,000	3,700	1,846,300	—	1,850,000
Net loss	—	—	—	(6,394,810)	(6,394,810)

Balance at September 30, 2001	532,456,917	53,246	45,448,394	(57,305,753)	(11,804,113)
Common stock issued for cash, net of expenses	4,000,000	400	643,100	—	643,500
Common stock issued for services	3,475,000	348	527,652	—	528,000
Common stock issued for accounts payable	4,407,495	440	817,757	—	818,197
Common stock issued for accrued officers salaries	2,700,000	270	289,730	—	290,000
Common stock issued for conversion of debt and payment of accrued interest	7,707,456	771	1,540,721	—	1,541,492
Net loss	—	—	—	(4,084,210)	(4,084,210)

Balance at September 30, 2002	554,746,868	$55,475	$49,267,354	$(61,389,963)	$(12,067,134)

See accompanying notes to financial statements.

ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

Statements of Cash Flows

	Year Ended September 30,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,084,210)	$(6,394,810)	$(1,958,880)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of beneficial conversion feature and convertible debt expenses	—	—	409,242
Stock issued for services	528,000	1,850,000	—
Write-offs and abandonments	—	1,125,557	—
Changes in operating assets and liabilities:
Restricted cash	(545)	(1,718)	—
Prepaid expenses and other current assets	32,069	(29,608)	141,175
Due from STPetro, S.A.	—	—	(31,207)
Accounts payable and other accrued liabilities	197,029	256,507	(298,464)
Accrued interest and penalties	1,201,113	950,760	744,596

Net cash used in operating activities	(2,126,544)	(2,243,312)	(993,538)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in DRSTP concession	(80,000)	(550,000)	—

Net cash used in investing activities	(80,000)	(550,000)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock, net of expenses	643,500	—	—
Proceeds from non-convertible debt, shareholder	—	158,700	—
Proceeds from convertible debt, shareholder	1,554,680	2,629,883	935,063

Net cash provided by financing activities	2,198,180	2,788,583	935,063

Net decrease in cash	(8,364)	(4,729)	(58,475)
Cash, beginning of year	10,604	15,333	73,808

Cash, end of year	$2,240	$10,604	$15,333

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Noncash operating and financing activities:
Stock issued in exchange for:
Services	$528,000	$1,850,000	$—
Accounts payable	$818,197	$—	$—
Accrued officers salaries	$290,000	$—	$—
Accrued interest and penalties	$671,080	$—	$145,881
Convertible debt	$870,412	$—	$150,000
Interest converted to principal upon amendment of debt instruments	$—	$782,372	$—

See accompanying notes to financial statements.

Environmental Remediation Holding Corporation
Notes to the Financial Statements

Note 1—Summary of Significant Accounting Policies

  General Business and Nature of Operations

        Environmental Remediation Holding Corporation, ("ERHC" or the "Company"), is an independent oil and gas company. The Company was formed in 1986, as a Colorado corporation, and was engaged in a variety of businesses until 1996, at which time it began its current operations as an independent oil and gas company. The Company's goal is to maximize its value through profitable growth in oil and gas reserves and production in the Gulf of Guinea offshore central West Africa and to acquire interests in non-producing oil and gas properties, particularly high potential international prospects in known oil producing areas. The Company's current focus is to exploit its only asset, which is an agreement with the government of the Democratic Republic of Sao Tome & Principe ("DRSTP") concerning oil and gas exploration in Sao Tome, an island nation located in the Gulf of Guinea off the coast of central West Africa, and in a Joint Development Zone ("JDZ") between Sao Tome and the Federal Republic of Nigeria ("FRN").

        In May 1997, the Company entered into an exclusive joint venture with the DRSTP ("the 1997 Agreement"). The 1997 Agreement required the Company to pay a $5,000,000 concession fee to the Sao Tome government. In July 2002, the 1997 Agreement was replaced by a Memorandum of Agreement ("the 2001 Agreement") which was embodied in a Consent Award issued by the arbitrator as a result of the satisfaction of several conditions, including the ratification of a treaty between the FRN and the DRSTP.

        The 2001 Agreement gives the Company rights to participate in exploration and production activities in both the exclusive territorial waters of Sao Tome referred to as the Exclusive Economic Zone ("EEZ") and an area between Sao Tome and the FRN that the two nations have designated as a JDZ. (See Note 3). The Company currently has no other operations.

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

        Chrome currently owns directly 261,467,674 shares of the Company's common stock, of which 260,614,821 were acquired as a result of the Purchase Agreement.

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

        (e)  the Company executed an additional $5.0 million senior convertible promissory note bearing interest at a rate of 10% annum maturing February 2003 convertible at the lesser of $0.20 per share or such price as shall be determined by the board of ERHC based on an independent determination by a recognized investment banker;

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

        The Company's current focus is to exploit its only asset, which is an agreement with the DRSTP concerning oil and gas exploration in Sao Tome, an island nation located in the Gulf of Guinea off the coast of central West Africa, and in a JDZ between Sao Tome and the FRN. The Company intends to explore forming relationships with other oil and gas companies having technical and financial capabilities to assist the Company in leveraging its interests in Sao Tome and the JDZ. Should circumstances impede the Company from perfecting its interests in the 2001 Agreement with DRSTP, the Company would cease to exist. Should the Company perfect its interests in the 2001 Agreement, there is no certainty that a joint venture partner will be identified to develop the Company's interests. The Company currently has no other operations.

  Impairment of long-lived assets

        The Company evaluates the recoverability of long-lived assets when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Impairments are charged to operations in the period to which events and circumstances indicate that such assets might be impaired. Management of the Company have evaluated its investment in its DRSTP concession fee and believe that there have been no events or circumstances that would indicate that such asset might be impaired.

  Income taxes

        The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109—"Accounting for Income Taxes", which provides for an asset and liability approach in accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

  Common stock issued for goods received and services rendered

        The Company has issued shares of common stock for goods received and services rendered. The costs of the goods or services are valued according to the terms of relative agreements or market value on the date of obligation. The cost of the goods or services has been charged to operations.

  Net loss per share

        Net loss per common share—basic is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Due the Company having a net loss for each of the three years ended September 30, 2002, 2001 and 2000, the inclusion of common share equivalents would be anti-dilutive, thus basic and diluted loss per share are the same.

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

        The provisions of SFAS 141 are effective immediately. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001 which would apply to the Company commencing with the quarter ending December 31, 2002. Earlier adoption is permitted for entities with fiscal years beginning after March 15, 2001 but not required.

        SFAS 141 will require that upon adoption of SFAS 142, the Company evaluate its existing intangible assets and make any necessary reclassifications in order to conform with the new criteria in SFAS 141. Upon adoption of SFAS 142, the Company plans to reassess the useful lives and residual values of all recorded intangible assets, and make any necessary amortization period adjustments by December 31, 2002. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 by December 31, 2002. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle. Upon adoption of SFAS 141 and SFAS 142, the Company does not expect the provisions of SFAS 121 to have a significant effect on its financial position or operating results.

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

Note 2—Going Concern

        The Company's current liabilities exceed its current assets by $13,293,490 at September 30, 2002. The Company has incurred net losses of $4,084,210, $6,394,810 and $1,958,880 in fiscal years 2002, 2001 and 2000, respectively. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. The Company is in ongoing negotiations to raise general operating funds and funds for specific projects. Management will be required to, and expects to, raise additional capital through the issuance of debt securities and offerings of equity securities to fund the Company's operations, and will attempt to continue raising capital resources until such time as the Company generates revenues sufficient to maintain itself as a viable entity. However, there is no assurance that such financing will be obtained.

        The Company's current focus is to exploit its only asset, which is an agreement with the DRSTP concerning oil and gas exploration in Sao Tome, an island nation located in the Gulf of Guinea off the coast of central West Africa, and in a JDZ between Sao Tome and the FRN. The Company intends to explore forming relationships with other oil and gas companies having technical and financial capabilities to assist the Company in leveraging its interests in Sao Tome and the JDZ. Should circumstances impede the Company from perfecting its interests in the 2001 Agreement with DRSTP, the Company would cease to exist. Should the Company perfect its interests in the 2001 Agreement, there is no certainty that a joint venture partner will be identified to develop the Company's interests. The Company currently has no other operations.

        The Company has a total of $6.8 million available under debt agreements of $1,800,000 and $5,000,000, respectively, entered into by and between the Company and Chrome (its majority shareholder). The Company has drawn the full amount of the $1,800,000, and $2,384,563 from the $5,000,000, for a total outstanding of $4,184,563 as of September 30, 2002. It is expected that the Company will continue to borrow funds from Chrome in the future but there is no assurance that funds will be made available or under similar terms. In prior years, the Company was able to raise funds in a timely manner, but there is no assurance that they will continue to do so in the future. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. If the Company is unable to continue as a going concern, the values realized from the Company's assets may be less than the carrying amounts reported in its financial statements. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Note 3—Sao Tome Concession

  Concession fee payment

        The 1997 Agreement required the Company to pay a $5,000,000 concession fee to the DRSTP.

        In October 1999, the DRSTP claimed that the Company had breached certain terms of the 1997 Agreement and announced a termination of the Agreement. The Company immediately exercised its rights to have the matter settled via international arbitration in accordance with the terms of the 1997 Agreement.

  Concession Fee Agreement

        After the acquisition by Chrome in February 2001, the Company initiated negotiations with the DRSTP concurrent with the arbitration process. On May 21, 2001, the Company and the DRSTP reached a Memorandum of Agreement, ("2001 Agreement"), witnessed by the FRN which replaced the 1997 Agreement and suspended the arbitration process. In July 2002, the 2001 Agreement was embodied in a Consent Award issued by the Arbitrator as a result of the satisfaction of several conditions, including the ratification of a treaty between the FRN and the DRSTP relative to the JDZ between the countries, and will remain in effect through September 30, 2024.

        The 2001 Agreement gives ERHC rights to participate in exploration and production activities in both the EEZ of the DRSTP and an area between DRSTP and the FRN that the two nations have designated as a JDZ. Since the 2001 Agreement replaces the 1997 Agreement, it requires the Company to relinquish its rights arising under the 1997 Agreement including any interest it had in STPetro.

        The 2001 Agreement entitles the Company to the following:

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

  Advances to DRSTP

        In May 2002, the Company paid $80,000 to the arbitrator on behalf of and with the agreement of DRSTP.

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

        In July 1998, the DRSTP established the Sao Tome and Principe National Petroleum Company, SA ("STPetro") as the national petroleum company. The charter established the initial ownership of STPetro as 51% by DRSTP and 49% by ERHC in exchange for $51,000 and $49,000, respectively. Through June 30, 2001, the Company expended $1,076,557 on behalf of STPetro. As a condition of the 2001 agreement referred to above, the Company would no longer pursue collection of its investment or the amounts expended on behalf of STPetro. Accordingly, during July 2001 management elected to write off its investment in STPetro as well as the amounts expended on behalf of STPetro resulting in $1,125,557 being recorded as write-offs and abandonments during the year ended September 30, 2001.

Note 4—Restricted Cash

        At September 30, 2002 and 2001, the Company has restricted cash of $18,074 and $17,529, respectively, which is invested in an interest-bearing certificate of deposit, pledged as collateral for a performance bond covering certain oil and gas properties in Wichita Falls, Texas. These oil and gas properties were abandoned and written off during the year ended September 30, 1999 and the Company is currently investigating the release of the performance bond.

Note 5—Notes payable

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

        During the year ended September 30, 2002, the Company received notice of conversion of $870,412 of convertible debt and accrued interest of $56,526, which were converted into 4,634,688 shares of common stock. There were no such conversions of debt into equity during the comparable period in 2001.

        On January 29, 2002, the Company solicited the consent of non-affiliated convertible noteholders to pay interest due on January 31, 2002 with common stock of the Company having a value equal to $0.20 per share. During the year ended September 30, 2002, the Company issued 2,219,915 shares of common stock to these non-affiliated convertible noteholders and 852,853 shares of common stock to Chrome for payment of accrued interest in the aggregate amounts of $443,983 and $170,571, respectively. There were no such conversions of accrued interest into equity during the comparable period in 2001.

        As of September 30, 2002, if this debt was converted using the conversion price of $0.20 per share, the Company would be required to issue 36,703,550 shares of common stock based on an outstanding principal amount of $7,340,710, of which 7,179,895 shares of common stock based on an outstanding principal amount of $1,435,979 would be issued to Chrome. Additionally, interest accrued and unpaid on these notes as of September 30, 2002 is $410,014, of which $114,661 is owed to Chrome. At the option of the noteholders, unpaid interest can be converted into common stock of the Company. As of September 30, 2002, if this accrued interest were converted using the conversion price of $0.20 per share, the Company would be required to issue 2,050,070 shares of common stock, of which 573,305 would be issued to Chrome.

  Lines of Credit (Chrome)

        In connection with the Purchase Agreement between Chrome and TCHC, the TCHC $4.0 million 8% exchangeable promissory note, referred to above, was acquired and assumed by Chrome. Chrome and the Company subsequently agreed to amend and restate the promissory note into a $2.2 million note maturing in September 2004 and Chrome has made available, a new working capital line of credit in the amount of $1.8 million maturing in September 2004 at terms similar to the TCHC line of credit. These lines of credit are convertible at the lesser of $0.20 per share or such price as shall be determined by the Board of Directors of ERHC based on an independent determination by a recognized investment banker. In addition, as provided for by the Derivative Settlement on February 9, 2001, Chrome executed an additional $5.0 million senior convertible promissory note ("$5.0 Million Line of Credit") bearing interest at a rate of 10% per annum, maturing in February 2003. The $5.0 Million Line of Credit is convertible at the lesser of $0.20 per share or such price as shall be determined by the Board of Directors of ERHC based on an independent determination by a recognized investment banker. As of September 30, 2002 the total outstanding under these debt instruments was $6,788,207, of which $6,384,563 of the amount is convertible into shares of common stock of the Company. As of September 30, 2002, if these debt instruments were converted using the conversion price of $0.20 per share, the Company would be required to issue 31,922,815 shares of common stock to Chrome. Additionally, interest accrued and unpaid on these notes as of September 30, 2002 is $1,041,948, of which $976,608 is subject to conversion. As of September 30, 2002, if this accrued interest was converted using the conversion price of $0.20 per share, the Company would be required to issue 4,883,040 shares of common stock to Chrome.

        The aggregate maturities of the principal amounts of all long-term debt instruments (convertible and non-convertible), including current maturities for the next five fiscal years is as follows: $9,725,273 (including $3,820,542 due to shareholders) is due in 2003 and $4,403,644, which is entirely due to shareholders, is due in 2004.

Note 6—Accrued Salaries

        At September 30, 2002 and 2001, the Company has accrued salaries of $723,035 and $1,013,035, respectively, owed to former officers of the Company. The amounts and rights claimed by these officers are subject to lawsuits in which the Company is negotiating a final settlement. As of September 30, 2002 no agreement has been reached, but the Company expects that a negotiated settlement may result in the issuance of additional shares of common stock of the Company (See Note 10).

Note 7— Accrued Interest

        Accrued interest consisted of the following:

	September 30,
	2002	2001
Accrued interest—non-convertible shareholder loan	$65,340	$33,048
Accrued interest—convertible shareholder loans	1,091,269	550,824
Accrued interest—convertible debt	295,353	338,057

Total	$1,451,962	$921,929

        As referred to in Note 5, effective January 31, 2001, Chrome entered into escrow agreements with a financial institution for the benefit of the holders of all of the Company's outstanding convertible debt securities at that date. As a condition to the escrow agreements all accrued interest up through and including January 31, 2001, totaling $782,372 was capitalized as part of the amended note agreements.

        In January 2002, the Company solicited the consent of non-affiliated convertible noteholders to pay interest due on January 31,2002 with common stock of the Company having a value equal to $0.20 per share. During the year ended September 30, 2002, the Company issued 2,219,915 shares of common stock to these non-affiliated convertible noteholders and 852,853 shares of common stock to Chrome for payment of accrued interest in the aggregate amounts of $443,983 and $170,571, respectively.

Note 8—Income Taxes

        At September 30, 2002 the Company has a consolidated net operating loss carry-forward ("NOL") of approximately $57 million expiring through 2022. The Company has a deferred tax asset of approximately $22.8 million resulting from this NOL. The loss carryforwards are subject to certain limitations under the Internal Revenue Code including Section 382 of the Tax Reform Act of 1986. ERHC believes that the utilization of these net operating loss carryforwards could be significantly limited due to the changes in ownership and control. The ultimate realization of the resulting net deferred tax asset is dependent upon generating sufficient taxable income prior to expiration of the NOLs. Due to the nature of these NOLs and since realization is not assured, management has established a valuation allowance relating to the deferred tax asset for both 2002 and 2001 in an amount equal to the deferred tax asset.

Note 9—Shareholders' Equity (Deficit)

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

        During the year ended September 30, 2002, the Company issued 6,854,603 shares of common stock to non-affiliated convertible noteholders and 852,853 shares of common stock to Chrome for the conversion of debt and settlement of accrued interest (see Notes 5 and 7).

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

        During March 2002, the Company issued 750,000 shares of common stock valued at $127,500, based on a fair value of $0.17 per share, to a consulting group to act as a financial advisor and provide investment banking services to the Company. The agreement has a term of one year from December 2001 but expires immediately upon written notice of termination by either party, without penalty to either party. This amount has been recorded within general and administrative expenses during the year ended September 30, 2002.

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

        During May 2002, the Company entered into a stock subscription agreement to issue 3,600,000 shares of common stock at $0.10 per share for a total value of $360,000. The Company received such proceeds in May 2002 but the shares were not issued until August, 2002.

        During June 2002, the Company issued 125,000 shares of common stock valued at $22,500, based on a fair market value of $0.18 per share, to a former employee in settlement of a lawsuit relating to prior salary not paid and other amounts. This amount has been recorded within general and administrative expenses during the year ended September 30, 2002.

        During July 2002, the Company entered into an agreement with a consulting group to provide government affairs representation and lobbying services before the United States federal government on behalf of the Company. The Company is required to pay an initial fee of 400,000 shares of common stock as well as to reimburse the consulting group for out of pocket expenses. In addition, the Company is obligated to pay a minimum additional fee of 500,000 shares of common stock contingent upon the sale of a minimum of 5% ownership to a non-affiliated entity engaged in oil and gas exploration activities. The agreement has a term of one year from July 2002 but expires upon 30-day written notice of termination by either party, without penalty to either party. During August 2002, the Company issued 400,000 shares of common stock valued at $60,000, based on a fair value of $0.15 per share, to this consulting group. The Company recorded total expenses under this agreement of $65,000 within general and administrative expenses during the year ended September 30, 2002.

        During July 2002, the Company entered into a stock subscription agreement to issue 400,000 shares of common stock at $0.10 per share for a total value of $40,000, which the Company received in July.

        During July 2002, the Company issued 200,000 shares of common stock valued at $18,000, based on a fair value of $0.09 per share, to a consultant for general legal services provided to the Company. This amount has been recorded within general and administrative expenses during the year ended September 30, 2002.

        During August 2002, the Company issued 300,000 shares of common stock valued at $45,000 to a creditor, based on a previously recorded accounts payable balance. The Company had previously accrued the entire amount owed under this claim in accounts payable and accrued liabilities.

        During August 2002, the Company issued 315,000 shares of common stock valued at $50,400, based on a fair value of $0.11 per share, to a consultant for general legal services in satisfaction of an accounts payable balance.

        During August 2002, the Company issued 1,000,000 shares of common stock valued at $150,000, based on a fair value of $0.15 per share, to a consulting group to advise the Company in securing financing of up to $1,500,000 and in structuring a joint venture arrangement with a partner. The Company recorded total expenses under this agreement of $168,516 within general and administrative expenses during the year ended September 30, 2002.

        During August 2002, the Company issued 1,000,000 shares of common stock valued at $150,000, based on a fair value of $0.15 per share, to a consulting group to assist the Company in securing an agreement with a strategic oil and gas industry partner to prepare the Company to participate in the award of licenses in Sao Tome. The Company recorded total expenses under this agreement of $153,800 within general and administrative expenses during the year ended September 30, 2002.

        During August and September 2002, the Company entered into stock subscription agreements to issue 2,600,000 shares of common stock at $0.10 per share generating and receiving total proceeds of $260,000 as of September 30, 2002. However, the shares were not issued until December 2002. The total proceeds received of $260,000 was recorded in additional paid in capital at September 30, 2002 and the Company has excluded these shares in its calculation of weighted average number of basic and diluted common stock shares outstanding for the year ended September 30, 2002.

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

        During March 2001, the Company issued 10,000,000 shares of common stock to an entity controlled by an officer and 18,500,000 million shares of common stock to a consultant for services rendered in connection with the February 15, 2001 change of control transaction referred to in Note 1. The fair value of these shares upon issuance was $1,425,000 based on a $0.05 per share price determined from quoted market prices of the Company's common stock on the date of issuance. This amount has been recorded within general and administrative expenses during the year ended September 30, 2001.

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

Generally, offerings of the Company's common stock and convertible debt include warrants to acquire common stock of the Company at fixed exercise prices. Occasionally, depending on the nature of the offerings (common stock or debt) and restrictions imposed, the exercise price of the warrant may be below the fair market value of the underlying common stock on the date of issuance. As of September 30, 2002 and 2001 the Company has 8,780,575 and 7,511,825, respectively, of warrants outstanding to acquire the Company's common stock at exercise prices range from $0.20 to $3.17 per share. During the year ended September 30, 2002, 1,800,000 warrants were issued in connection with the sale of common stock having a weighted average exercise price of $0.20 per warrant and 531,250 warrants expired unexercised having a weighted average exercise price of $0.50 per warrant. As of September 30, 2002 total cash proceeds to the Company would be $7,574,646 with an average exercise price of approximately $0.86 if all of the outstanding warrants are exercised. These warrants expire on various dates throughout the period October 15, 2002 to April 22, 2009.

Note 10—Commitments and Contingencies

  Pending Litigation and Other Contingencies

        During August 1999 and February 2001, the Company underwent changes of control. Following the changes of control of the Company, new management and the new board of directors were required to expend significant Company resources to settle claims and expenses arising out of the conduct of prior management. In addition, the Company faces additional unresolved claims and disputes, including suits seeking recoveries in excess of $1.0 million brought by former employees and officers for back salary and other amounts. The Company is defending its position vigorously, but there is no certainty that the Company will prevail. The Company is proceeding in the hope that a settlement can be reached. As of September 30, 2002 and 2001, officers' salaries of $723,035 and $1,013,035, respectively, have been accrued and management believes this amount will be sufficient to settle any amounts that may be due.

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

  Commitments

        The Company entered into a management services agreement with Chrome Oil Services, Ltd. ("COS") in February 2001. Pursuant to that agreement, COS provides the Company with management and business development services in addition to providing specified services in the areas of refinery maintenance, engineering design, and upstream oil industry services. COS provides these services to the Company for a management fee of $68,000 per month. Messrs. Mba, Echesi, and Ntephe are employees of COS that provides services to the Company and these persons receive salaries and overhead expense reimbursement from COS, not from the Company. Expenses not covered under the management services agreement are paid by the Company which include primarily general office supplies. This agreement has no expiration date but does expire 30 days following the delivery of a written notice of termination by either party. During the years ended September 30, 2002 and 2001 total expenses incurred under this management services agreement were $816,000 and approximately $505,000, respectively. The Company's executive officers incurred significant direct expense for travel and related expenses of approximately $407,000 and $962,000 during the years ended September 30, 2002 and 2001, which were reimbursed by the Company to COS or directly to the officers. At September 30, 2002 accounts payable and other accrued liabilities included approximately $52,000 owed to one officer for direct travel expenses. There was no comparable balance in 2001.

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

        In October 2001, the Company entered into an agreement with a consulting group to represent ERHC in commercial negotiations with potential oil and gas industry partners to participate in the award of licenses in Sao Tome and to assist with other financial related services as deemed necessary. The Company is required to pay an initial fee of $150,000 for the period October 2001 through January 31, 2002 and $30,000 per month thereafter as well as to reimburse the consulting group for out of pocket expenses. In addition, the Company is obligated to pay a minimum additional fee of $500,000 contingent upon the successful first closing of a Transaction. During the year ended September 30, 2002, total expenses incurred under this consulting agreement were $356,058. The agreement has a term of one year but expires immediately upon written notice of termination by either party, without penalty to either party. In July, 2002 the Company entered into a revised agreement with this consulting group which reduces the monthly fee to $12,500 beginning June 1, 2002, provides for the issuance of 300,000 shares of common stock in settlement of $45,000 in accounts payable outstanding at June 30, 2002 and allows the Company the option of settling the $500,000 minimum additional fee above in cash or 2,500,000 shares of common stock. The Company is also obligated to pay in cash or in common stock a success fee of 2%-4%, as defined, of the total cash proceeds received from a partner should the sale of new equity occur. An additional success fee equal to 1,500,000 shares of common stock is also payable upon the execution of a transaction, as defined.

        In May 2002, the Company entered into an agreement with a consulting group to advise the Company in securing financing of up to $1,500,000 and in structuring a joint venture arrangement with a partner. The Company is required to pay an initial fee of 1,000,000 shares of common stock as well as to reimburse the consultant for out of pocket expenses. In addition, the Company is obligated to pay a 2.5% fee of the amount of capital raised and an additional fee of 2,000,000 shares of common stock contingent upon the successful first closing of a joint venture transaction. During the year ended September 30, 2002, total expenses incurred under this consulting agreement were $168,516, of which $16,500 was charged against additional paid in capital. The agreement has an indefinite term extending through the successful first closing of a joint venture transaction but expiring upon seven-day written notice of termination by either party, without penalty to either party.

        In June 2002, the Company entered into an agreement with a consultant to assist the Company in securing an agreement with a strategic oil and gas industry partner to prepare the Company for participation in the award of licenses in Sao Tome. The Company is required to pay an initial fee of 1,000,000 shares of common stock as well as to reimburse the consultant for out of pocket expenses. In addition, the Company is obligated to pay a 2% fee of the cash proceeds received by the Company from a partner, a 1% fee of future carried costs paid by the partner and 3,000,000 shares of common stock contingent upon the successful first closing of a transaction. During the year ended September 30, 2002, total expenses incurred under this consulting agreement were $153,800. The agreement has a term of one year but expires immediately upon written notice of termination by either party, without penalty to either party.

        In May 2002, the Company entered into an agreement with a creditor which guarantees that the creditor will realize $100,000 from the sale of 700,000 previously issued but not released shares of common stock. The guarantee expires October 28, 2002 if the creditor has not sold all of the shares (provided the average daily trading volume for the Company's common stock is greater than 100,000 shares per day). The Company has the option of making up the shortfall in cash or by issuing additional shares. The guarantee has been extended until February 20, 2003.

Note 11—Subsequent Events

        During August and September of 2002, the Company received proceeds of $260,000 from stock subscription agreements for 2,600,000 shares of common stock (see Note 9). These shares were physically issued during December 2002.