Form 10-Q
period 2002-12-31
ENVIRONMENTAL REMEDIATION HOLDING CORP
filed 2003-02-14
CIK 799235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-17325

ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

(Name of small business issuer in its charter)

Colorado	88-0218499
(State of Incorporation)	(I.R.S. Employer Identification No.)

5444 Westheimer Road
Suite 1570
Houston, Texas 77056
(Address of executive offices, including zip code.)

(713) 626-4700
(Registrant’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

The number of common shares outstanding as of February 7, 2003 was 559,811,850.

TABLE OF CONTENTS

ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

Certifications Required Under Sarbanes-Oxley Act of 2002

BALANCE SHEETS

	December 31,	September 30,
	2002	2002
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$2,160	$2,240
Restricted cash	18,074	18,074
Prepaid expenses and other current assets	21,750	21,750

Total current assets	41,984	42,064

DRSTP concession fee	5,630,000	5,630,000

Total assets	$5,671,984	$5,672,064

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,611,318	$1,435,284
Accrued officers salaries	723,035	723,035
Accrued interest	405,218	295,353
Accrued interest, shareholder	1,359,151	1,156,609
Current portion of convertible debt, shareholder	4,081,208	3,820,542
Current portion of convertible debt	5,904,731	5,904,731

Total current liabilities	14,084,661	13,335,554

LONG TERM LIABILITIES
Nonconvertible debt, shareholder	403,644	403,644
Convertible debt, shareholder	4,000,000	4,000,000

Total long term liabilities	4,403,644	4,403,644

Total liabilities	18,488,305	17,739,198

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value; authorized 10,000,000 shares; none issued and outstanding	—	—
Common stock, $0.0001 par value; authorized 950,000,000shares; issued and outstanding 557,346,868 and 554,746,868at December 31, 2002 and September 30, 2002, respectively	55,735	55,475
Additional paid-in capital	49,267,094	49,267,354
Accumulated deficit	(62,139,150)	(61,389,963)

Total shareholders’ deficit	(12,816,321)	(12,067,134)

Total liabilities and shareholders’ deficit	$5,671,984	$5,672,064

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS

	Three Months Ended
	December 31,
	2002	2001

COSTS AND EXPENSES
General and administrative expense	$436,780	$768,374
Interest expense	312,407	292,632

Net loss	$(749,187)	$(1,061,006)

Net loss per common share — basic and diluted	$—	$—

Weighted average number of common shares outstanding	555,509,911	532,555,321

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS

	Three Months Ended
	December 31,
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(749,187)	$(1,061,006)
Adjustments to reconcile net loss to net cash used by operating activities
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	—	2,256
Accounts payable and other accrued liabilities	176,034	(128,485)
Accrued interest	312,407	292,632

Net cash used by operating activities	(260,746)	(894,603)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt, shareholder	260,666	897,000

Net cash provided by financing activities	260,666	897,000

Net increase in cash	(80)	2,397

Cash, beginning of period	2,240	10,604

Cash, end of period	$2,160	$13,001

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Noncash operating and financing activities:
Stock issued in exchange for:
Accrued officers salaries	$—	$250,000
Accrued interest	$—	$7,953
Convertible debt	$—	$134,795

See accompanying notes to financial statements.

Notes to Financial Statements

NOTE 1 - BUSINESS ORGANIZATION

The financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods on a basis consistent with the annual audited financial statements.  All such adjustments are of a normal recurring nature.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year.  Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2002.

General Business, Nature of Operations and Significant Accounting Policies

Environmental Remediation Holding Corporation, (“ERHC” or the “Company”), is an independent oil and gas company.  The Company was formed in 1986, as a Colorado corporation, and was engaged in a variety of businesses until 1996, at which time it began its current operations as an independent oil and gas company.  The Company’s goal is to maximize its value through profitable growth in oil and gas reserves and production in the Gulf of Guinea off the coast of central West Africa and to acquire interests in non-producing oil and gas properties, particularly high potential international prospects in known oil producing areas. The Company’s current focus is to exploit its only asset, which is an agreement with the government of the Democratic Republic of Sao Tome & Principe (“DRSTP”) concerning oil and gas exploration in Sao Tome, an island nation located in the Gulf of Guinea off the coast of central West Africa, and in a Joint Development Zone (“JDZ”) between Sao Tome and the Federal Republic of Nigeria (“FRN”).

In May 1997, the Company entered into an exclusive joint venture with the DRSTP (“the 1997 Agreement”). The 1997 Agreement required the Company to pay a $5,000,000 concession fee to the Sao Tome government.  In July 2002, the 1997 Agreement was replaced by a Memorandum of Agreement (“the 2001 Agreement”) which was embodied in a Consent Award issued by the arbitrator as a result of the satisfaction of several conditions, including the ratification of a treaty between the FRN and the DRSTP.

The 2001 Agreement gives the Company rights to participate in exploration and production activities in both the exclusive territorial waters of Sao Tome referred to as the Exclusive Economic Zone (“EEZ”) and an area between Sao Tome and the FRN that the two nations have designated as a JDZ.  (See Sao Tome Concession below). The Company currently has no other operations.

Impairment of Long Lived Assets

On a quarterly basis, the Company assesses impairment in value of long-lived assets and certain identifiable intangibles to be held and used. The Company evaluates the possibility of impairment by comparing anticipated undiscounted cash flows to the carrying amount of the related long-lived assets. If such cash flows are less than carrying value, the Company then reduces the asset to its fair value using an estimate of recoverability on a discounted cash flow basis.  Various factors such as anticipated cash flows and proceeds from a sale or proceeds expected to be realized from third party participation in development opportunities are part of this analysis. Since the Company’s only asset is its Sao Tome oil and natural gas concession any change in the terms of this agreement may also impact the future recoverability of this asset. Future results could differ from the Company’s projections with a resulting adjustment to income in such period.

Significant Events

Change in Control

On February 15, 2001, pursuant to a Purchase Agreement dated December 31, 2000, as amended by a First Amendment thereto dated January 31, 2001 (as amended, the “Purchase Agreement”), between Chrome Energy, L.L.C., a Delaware limited liability company (“Chrome”), Talisman Capital Opportunity Fund Ltd. (“Talisman”), and TC Hydro Carbon, Inc., a Delaware corporation (“TCHC” or “TC Hydro Carbon” and, together with Talisman, the “Sellers”), Chrome purchased from the Sellers for $6,000,000 cash the following: (a) 375,000,000 shares of Company common stock, par value $.0001 per share (the “Common Stock”), owned of record by TC Hydro Carbon; (b) 2,244,385 shares of Common Stock held and owned of record by Talisman; (c) a convertible senior subordinated note from the Company due October 15, 2002, in the principal amount of $750,000 owned and held by Talisman; (d) a convertible note from the Company due October 26, 2000, in the  principal amount of $500,000, owned and held by Talisman; (e) a senior secured 8.00% exchangeable promissory note from the Company due September 1, 2004, in the principal amount of $4,000,000 owned and held by TC Hydro Carbon; (f) a warrant certificate dated as of October 26, 1998, owned and held by Talisman providing the right to purchase 750,000 shares of Common Stock until October 26, 2008; (g) a warrant certificate dated as of October 26, 1998, owned and held by Talisman providing the right to purchase 750,000 shares of Common Stock until October 26, 2008; (h) a warrant certificate dated  as of October 15, 1997, owned by Talisman providing the right to purchase 45,000 shares of the Common Stock until October 15, 2002; and (i) a warrant certificate dated as of April 23, 1999 owned by Talisman providing the right to purchase 1,000,000 shares of Common Stock until April 22, 2009.  Subsequent to February 15, 2001, Chrome transferred to its financial advisors an aggregate of 116,629,564 shares of Common Stock acquired in this transaction.

Upon consummation of the purchase by Chrome of the foregoing securities of the Company, the Company’s three directors prior to February 15, 2001 elected three new directors.  Immediately after the election of these new directors, the three prior directors resigned from the board of directors.  The new directors appointed the new executive officers of the Company.

Chrome currently owns directly 261,467,674 shares of the Company’s common stock of which 260,614,821 were acquired as a result of the Purchase Agreement.

Settlement Agreement — Derivative Lawsuit

In connection with the transactions contemplated by the Purchase Agreement, Chrome is a party to a First Amended Agreement dated February 9, 2001 (the “Derivative Settlement”), whereby the parties thereto have agreed to dismiss with prejudice a derivative lawsuit (styled ENVIRONMENTAL REMEDIATION HOLDING CORPORATION, DERIVATIVELY BY AND THROUGH KEVIN BARTLEY ET AL V. TALISMAN CAPITAL OPPORTUNITY FUND L.P. ET AL) previously filed by certain of the Company’s shareholders against several of the Company’s former directors and controlling shareholders.  This agreement was executed prior to the Purchase Agreement noted above.  Pursuant to the Derivative Settlement, the following actions were consummated:

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

(c)  the 5.5% Note was cancelled and the Company executed a new convertible note payable to Chrome for $804,313, representing the outstanding principal balance of the 5.5% Note and all accrued interest thereon as of January 31, 2001. Such note is convertible, at Chrome’s option, into shares of Common Stock at $0.20 per share;

(d)  the 20% Note was cancelled and the Company executed a new convertible note payable to Chrome for $631,667 representing the outstanding principal balance of the 20% Note and all accrued interest thereon, as of January 31, 2001.  Such note is convertible, at Chrome’s option, into shares of common stock at $0.20 per share;

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

Sao Tome Concession

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

Concession Fee Agreement

After the acquisition by Chrome in February 2001, the Company initiated negotiations with the DRSTP concurrent with the arbitration process.  On May 21, 2001, the Company and the DRSTP reached a Memorandum of Agreement (“2001 Agreement”), witnessed by the FRN which replaced the 1997 Agreement and suspended the arbitration process.  In July 2002, the 2001 Agreement was embodied in a Consent Award issued by the arbitrator as a result of the satisfaction of several conditions, including the ratification of a treaty between the FRN and the DRSTP relative to the JDZ between the countries, and will remain in effect through September 30, 2024.

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

•      The option to acquire up to a 15% paid working interest in up to two Blocks of the Company’s choice in the JDZ (this interest option must be exercised by the Company prior to the signing of an exploration and production agreement with an operator or contractor).  A Block is an area designated as an individual unit for exploration or production of crude oil and natural gas.

•      Subject to certain restrictions, the Company shall receive up to two blocks of the Company’s choice in the EEZ but outside the JDZ for development (the DRSTP will have the prior right to reserve up to a maximum of the first three Blocks).

•      The option to acquire up to a 15% paid working interest in up to two blocks of the Company’s choice in the EEZ but outside the JDZ (this working interest option must be exercised by the Company prior to the signing of an exploration and production agreement with an operator).  The Company would be required to pay its proportionate share of the signature bonus and all other costs related to the exploration and exploitation of the Blocks.

Settlement Agreement (Procura)

On February 10, 2001, Chrome entered into an Assignment and Settlement Agreement with Procura Financial Consultants, C.C., a South African closely-held corporation (“Procura”), and STP Energy Corporation, a British Virgin Islands international business company (“STP”). Procura and STP had asserted claims and rights against the Company’s business opportunities and contractual relationships with the DRSTP claiming, among other things, to be a joint venture partner of the Company in such relationship and also an indirect participant in STPetro, S.A., the national petroleum company of the DRSTP in which the Company previously owned a 49% equity interest. Under the Assignment and Settlement Agreement, Procura and STP assigned all such claims and rights to Chrome in exchange for $550,000 cash paid by Chrome. To the extent that any such claims were not assigned or not assignable to Chrome, Procura and STP released and covenanted not to sue the Company and the DRSTP. Subsequently, Chrome assigned the Procura and STP claims and rights to the Company, subject to repayment of the cash consideration it paid to acquire such claims and rights.

Advances to DRSTP

In May 2002, the Company paid $80,000 to the arbitrator on behalf of and with the agreement of DRSTP.

NOTE 2 — GOING CONCERN

The Company’s auditor issued a going concern opinion in connection with the audit of the Company’s financial statements as of September 30, 2002.  The Company’s current liabilities exceed its current assets by $14,042,677 at December 31, 2002. For the three months ended December 31, 2002, the Company’s net loss was $749,187.   The Company has incurred net losses of $4,084,210 and $6,394,810 in the fiscal years 2002 and 2001, respectively. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. The Company is in ongoing negotiations to raise general operating funds and funds for specific projects. Management will be required to, and expects to, raise additional capital through the issuance of debt securities and offerings of equity securities to fund the Company’s operations, and will attempt to continue raising capital resources until such time as the Company generates revenues sufficient to maintain itself as a viable entity. However, there is no assurance that such financing will be obtained.

The Company’s current focus is to exploit its only asset, which is an agreement with the DRSTP concerning oil and gas exploration in Sao Tome, an island nation located in the Gulf of Guinea off the coast of central West Africa, and in a JDZ between Sao Tome and the FRN.  The Company intends to explore forming relationships with other oil and gas companies having technical and financial capabilities to assist the Company in leveraging its interests in Sao Tome and the JDZ. Should circumstances impede the Company from perfecting its interests in the 2001 Agreement with DRSTP, the Company would have only nominal assets. Even if the Company perfects its interests in the 2001 Agreement, there is no certainty that a joint venture partner will be identified to develop the Company’s interests.  The Company currently has no other operations.

The Company has a total of $6.8 million available under debt agreements of $1,800,000 and $5,000,000, respectively, entered into by and between the Company and Chrome (its majority shareholder). The Company has drawn the full amount of the $1,800,000, and has drawn $2,645,228 of the $5,000,000, working capital line of credit, for a total outstanding of $4,445,228 as of December 31, 2002.  It is expected that the Company will continue to borrow funds from Chrome in the future but there is no assurance that funds will be made available or under similar terms. In prior years, the Company was able to raise funds in a timely manner, but there is no assurance that it will continue to do so in the future.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. If the Company is unable to continue as a going concern, the values realized from the Company’s assets may be less than the carrying amounts reported in its financial statements. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 3 — EQUITY

In December 2002, the Company issued 2,600,000 shares of common stock for which the Company had previously received proceeds of $260,000 in August and September of 2002.

NOTE 4 — PENDING LITIGATION AND OTHER CONTINGENCIES

During February 2001, the Company underwent a change of control.  Following the change of control of the Company, new management and the new board of directors have been required to expend significant Company resources to settle claims and expenses arising out of the conduct of prior management. In addition, the Company faces additional unresolved claims and disputes, including suits seeking recoveries in excess of $1.0 million brought by former employees and former officers for back salary and other amounts.  The Company is defending its position vigorously, but there is no certainty that the Company will prevail.  The Company is proceeding in the hope that a settlement can be reached.  As of December 31, 2002, officers’ salaries of $723,035 have been accrued and management believes this amount will be sufficient to settle any amounts that may be due.

Additionally, from time to time, certain potential obligations are presented to the Company that may have originated during periods not under current management’s control.  These alleged obligations are generally for goods and services that were provided during periods prior to February 15, 2001 (the effective date of the Purchase Agreement and resulting change in control of the Company) for which the Company has no record.  The Company actively investigates these claims as they arise.  All known material obligations of the Company have been recorded and reflected in the financial statements, but there is no certainty that all material claims have been presented to the Company nor have the benefits of available statutes of limitations been considered, should they apply.

Commitments

The Company entered into a management services agreement with Chrome Oil Services, Ltd (“COS”) in February 2001.  Pursuant to that agreement, COS provides the Company with management and business development services in addition to providing specialized services in the areas of refinery maintenance, engineering design, and upstream oil industry services. COS provides these services to the Company for a management fee of $68,000 per month.  Messrs. Mba, Echesi, and Ntephe are employees of COS and provide services to the Company. They receive salaries and overhead expense reimbursement from COS, not from the Company.  Expenses not covered by the management services agreement are paid by the Company, which include primarily general office supplies.  This agreement has no expiration date but does expire 30 days following the delivery of a written notice of termination by either party.

During each of the three month periods ended December 31, 2002 and 2001, total expense incurred under this management services agreement was $204,000 for each period.   The Company’s executive officers incurred direct travel and related expenses of approximately $43,000 and $345,000 during the three months ended December 31, 2002 and 2001, respectively, which were reimbursed to COS or directly to the officers.  At December 31, 2002 accounts payable and other accrued liabilities included approximately $80,000 owed to one officer for direct travel and related expenses.  There was no comparable balance in 2001.

The Company’s Houston, Texas office is leased by COS, and is provided to the Company pursuant to the management services agreement.  This lease, for approximately 1,900 sq. ft. of office space, expires in February 2006.

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

In October 2001, the Company entered into an agreement with a consulting group to represent ERHC in commercial negotiations with potential oil and gas industry partners to participate in the award of licenses in Sao Tome and to assist with other financial related services as deemed necessary.  The Company is required to pay an initial fee of $150,000 for the period October 2001 through January 31, 2002 and $30,000 per month thereafter as well as to reimburse the consulting group for out of pocket expenses.  In addition, the Company is obligated to pay a minimum additional fee of $500,000 contingent upon the successful first closing of a transaction.  The agreement has a term of one year but expires immediately upon written notice of termination by either party, without penalty to either party. In July, 2002 the Company entered into a revised agreement with this consulting group which reduces the monthly fee to $12,500 beginning June 1, 2002, provides for the issuance of 300,000 shares of common stock in settlement of $45,000 in accounts payable outstanding at June 30, 2002 and allows the Company the option of settling the $500,000 minimum additional fee above in cash or 2,500,000 shares of common stock.  The Company is also obligated to pay in cash or in common stock a success fee equal to 2% - 4% of the total cash proceeds received from a partner should the sale of new equity occur.  An additional success fee equal to 1,500,000 shares of common stock is also payable upon the execution of a transaction, as defined.  During the three months ended December 31, 2002 and 2001, total expense incurred under this consulting agreement was $37,500 and $ 130,000, respectively.

In May 2002, the Company entered into an agreement with a consulting group to advise the Company in securing financing of up to $1,500,000 and in structuring a joint venture arrangement with a partner. The Company is required to pay an initial fee of 1,000,000 shares of common stock as well as to reimburse the consultant for out of pocket expenses. In addition, the Company is obligated to pay a fee equal to 2.5% of the amount of capital raised and an additional fee of 2,000,000 shares of common stock contingent upon the successful first closing of a joint venture transaction. During the year ended September 30, 2002, this consulting group assisted the Company in selling 6,600,000 shares of common stock at $0.10 per share resulting in net proceeds of $643,500. During the three months ended December 31, 2002 and 2001, no expenses were incurred under this consulting agreement. The agreement has an indefinite term extending through the successful first closing of a joint venture transaction but expiring upon seven-day written notice of termination by either party, without penalty to either party.

In June 2002, the Company entered into an agreement with a consultant to assist the Company in securing an agreement with a strategic oil and gas industry partner to prepare the Company for participation in the award of licenses in Sao Tome.  The Company is required to pay an initial fee of 1,000,000 shares of common stock as well as to reimburse the consultant for out of pocket expenses.  In addition, the Company is obligated to pay fees equal to: (a) 2% of the cash proceeds received by the Company from a partner, (b) 1% of future carried costs paid by the partner and (c) 3,000,000 shares of common stock contingent upon the successful first closing of a transaction. During the three months ended December 31, 2002 and 2001, no expenses were incurred under this consulting agreement. The agreement has a term of one year but expires immediately upon written notice of termination by either party, without penalty to either party.

In May 2002, the Company entered into an agreement with a creditor which guarantees that the creditor will realize $100,000 from the sale of 700,000 previously issued but not released shares of common stock. The guarantee expires October 28, 2002 if the creditor has not sold all of the shares (provided the average daily trading volume for the Company’s common stock is greater than 100,000 shares per day). The Company has the option of making up the shortfall in cash or by issuing additional shares. The guarantee has been extended until February 20, 2003.

NOTE 5 — SUBSEQUENT EVENTS

During January 2003, the Company issued 937,500 shares of common stock valued at $75,000, based on a fair market value of $0.08 per share, to a consultant for general legal services.  As of December 31, 2002, the Company had accrued the entire amount owed under this claim as accounts payable.

During January 2003, the Company issued 286,200 shares of common stock valued at $25,578, based on a fair market value of $0.09 per share, to a consultant for general legal services.

On January 27, 2003, the Company solicited the consent of non-affiliated convertible noteholders to pay interest due on January 31, 2003 with common stock of the Company having a value equal to $0.20 per share and to extend the maturity of the principal due January 31, 2003 for one year to mature on January 31, 2004.  As of February 7, 2003, the Company had received approved consent forms from convertible noteholders representing approximately $485,000 of the approximately $610,000 in total interest due, for which approximately 2,426,000 shares of common stock will be issued.  Upon receipt of written notice from its convertible noteholders the Company has 30 days to remedy any event of noncompliance of its material covenants as defined by such debt agreements.  The Company is hopeful that the remaining convertible noteholders will consent to a receipt of common stock of the Company in lieu of a cash payment of interest owed.  If all convertible noteholders elect to receive common stock of the Company in lieu of a cash payment, a total of approximately 3,050,000 shares of common stock will be issued.  In addition, as of February 7, 2003, the Company had received approved consent forms from convertible noteholders representing approximately $5,569,000 of the approximately $7,341,000 of convertible debt principal outstanding to extend the maturity of the principal due January 31, 2003 for one year to mature on January 31, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Plan of Operations

You must read the following discussion of the plan of the operations and financial condition of the Company in conjunction with its financial statements, including the notes included in this Form 10-Q filing.  The Company’s historical results are not necessarily an indication of trends in operating results for any future period.

Overview

ERHC is an independent oil and gas company and since 1996 has engaged in the exploration, development, production and sale of crude oil and natural gas properties.  The Company’s goal is to maximize its value through profitable growth in oil and gas reserves and production in the Gulf of Guinea off the coast of central West Africa and to acquire interests in non-producing oil and gas properties, particularly high potential international prospects in known oil producing areas. The Company’s current focus is to exploit its only asset, which is an agreement with Democratic Republic of Sao Tome and Principe (“DRSTP”) concerning oil and gas exploration in Sao Tome, an island nation located in the Gulf of Guinea off the coast of central West Africa, and in a Joint Development Zone (“JDZ”) between Sao Tome and the Federal Republic of Nigeria (“FRN”).  The Company currently has no other operations.

Results of Operations

Three Months Ended December 31, 2002 Compared to December 31, 2001

During the three months ended December 31, 2002, the Company incurred a net loss of $749,187 compared to a net loss of $1,061,006 for the three months ended December 31, 2001. During February 2001, the Company negotiated a management services agreement with Chrome Oil Services Ltd. (“COS”) whereby the Company would pay a monthly management fee of $68,000 for various services to be provided by COS inclusive of all general office expenses incurred.  Total expense incurred under this management services agreement was $204,000 for each of the three month periods ended December 31, 2002 and 2001, respectively.  In addition, the Company’s executive officers incurred travel and travel related expenses of approximately $43,000 and $345,000 for the three months ended December 31, 2002 and 2001, respectively.  During the three months ended December 31, 2002, management of COS continued negotiations with officials of the FRN and DRSTP and made substantially fewer trips to the United States while managing the ongoing affairs of the Company.  The Company anticipates travel related expenses to continue to be significant as the Company further develops its business interests. In October 2001, the Company entered into an agreement with a consulting group to represent ERHC in commercial negotiations with potential oil and gas industry partners to participate in the award of licenses in Sao Tome and to assist with other financial related services as deemed necessary.  The Company is required to pay an initial fee of $150,000 for the period October 2001 through January 31, 2002 and $30,000 per month thereafter.  In addition, the Company is obligated to pay a minimum additional fee of $500,000 contingent upon the successful first closing of a transaction.  The agreement has a term of one year but expires immediately upon written notice of termination by either party, without penalty to either party.  Total expense incurred under this agreement was $37,500 and $130,000 for the three months ended December 31, 2002 and 2001, respectively.

During the three months ended December 31, 2002 and 2001, respectively, the Company had no revenues from which cash flows could be generated to support operations and thus relied entirely on borrowings funded from its working capital lines of credit provided by Chrome.

Going Concern

The Company’s auditor issued a going concern opinion in connection with the audit of the Company’s financial statements as of September 30, 2002.  The Company’s current liabilities exceed its current assets by $14,042,677 at December 31, 2002. For the three months ended December 31, 2002, the Company’s net loss was $749,187.  The Company has incurred net losses of $4,084,210 and $6,394,810 in the fiscal years 2002 and 2001, respectively. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. The Company is in ongoing negotiations to raise general operating funds and funds for specific projects. Management will be required to, and expects to, raise additional capital through the issuance of debt securities and offerings of equity securities to fund the Company’s operations, and will attempt to continue raising capital resources until such time as the Company generates revenues sufficient to maintain itself as a viable entity. However, there is no assurance that such financing will be obtained.

The Company’s current focus is to exploit its only asset, which is an agreement with the DRSTP concerning oil and gas exploration in Sao Tome, an island nation located in the Gulf of Guinea off the coast of central West Africa, and in a JDZ between Sao Tome and the FRN.  The Company intends to explore forming relationships with other oil and gas companies having technical and financial capabilities to assist the Company in leveraging its interests in Sao Tome and the JDZ. Should circumstances impede the Company from perfecting its interests in the 2001 Agreement with DRSTP, the Company would have only nominal assets. Should the Company perfect its interests in the 2001 Agreement, there is no certainty that a joint venture partner will be identified to develop the Company’s interests.  The Company currently has no other operations.

The Company has a total of $6.8 million available under debt agreements of $1,800,000 and $5,000,000, respectively, entered into by and between the Company and Chrome (its majority shareholder). The Company has drawn the full amount of the $1,800,000, and has drawn $2,645,228 of the $5,000,000, working capital line of credit, for a total outstanding of $4,445,228 as of December 31, 2002.  It is expected that the Company will continue to borrow funds from Chrome in the future but there is no assurance that funds will be made available or under similar terms. In prior years, the Company was able to raise funds in a timely manner, but there is no assurance that it will continue to do so in the future.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. If the Company is unable to continue as a going concern, the values realized from the Company’s assets may be less than the carrying amounts reported in its financial statements. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Liquidity and Capital Resources

Historically, the Company has financed its operations from the sale of its debt and equity securities (including the issuance of its securities in exchange for goods and services) and bank and other debt. The Company had expected to finance its operations and further development plans during fiscal 2003 and 2002 in part through additional debt or equity capital and in part through cash flow from operations.  There have been no cash flows generated from operations in the past two years and the Company has been able to raise additional equity capital of $643,500 in fiscal 2002 from the sales of its common stock under private placements.

Therefore, during the three months ended December 31, 2002 and fiscal year 2002 the Company has relied entirely on 1) borrowings provided under various debt agreements entered into by and between the Company and its majority shareholder Chrome, 2) conversions of interest and principal due on its convertible notes by the issuance of common stock and 3) proceeds generated from the sale of its common stock under private placements.

The Company presently intends to utilize any available sources of cash funds to provide for general corporate overhead and to continue to pursue its interests under the 2001 agreement.

The Company is in ongoing negotiations to raise general operating cash funds and funds for specific projects.  Management will be required to, and expects to, raise additional capital through the issuance of debt securities and offerings of equity securities to fund the Company’s operations, and will attempt to continue raising capital resources until such time as the Company generates revenues sufficient to maintain itself as a viable entity.  However, there is no assurance that such financing will be obtained.

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

In May 2002, the Company entered into an agreement with a consulting group to advise the Company in securing financing of up to $1,500,000 and in structuring a joint venture arrangement with a partner. During the year ended September 30, 2002, the consulting group assisted the Company in selling 6,600,000 shares of common stock at $0.10 per share, of which 2,600,000 were not issued until December 2002, resulting in net proceeds of $643,500.

In June 2002, the Company entered into an agreement with a consultant to assist the Company in securing an agreement with a strategic oil and gas industry partner to prepare the Company for participation in the award of licenses in the EEZ and the JDZ.

As of February 7, 2003, the Company had borrowed approximately $2,768,228 against its $5.0 million working capital line of credit from Chrome.  It is expected that the Company will continue to borrow funds under this working capital line of credit in the future but there is no assurance that funds will be made available or under similar terms.  Chrome is not obligated to provide future borrowings in excess of its existing committed lending obligations.  In prior years, the Company was able to raise funds in a timely manner, but there is no assurance that it will continue to do so in the future.

Working Capital

As of December 31, 2002, the Company had negative working capital of $14,042,677 of which $1,764,369 relates to accrued interest and $763,035 relates to accrued officers salaries, both of which will most likely be settled by the issuance of shares of common stock of the Company.  As of December 31, 2002, the Company had drawn the full amount available of $1,800,000 under one working capital line of credit and $2,645,228 had been advanced to the Company under another $5,000,000 working capital line credit with Chrome.  As of February 7, 2003, the Company had borrowed approximately $2,768,228 under this working capital line of credit.  This working capital line of credit is convertible into shares of Common Stock at a rate of $0.20 per share.

The Company expects to continue utilizing its $5.0 million working capital line of credit in order to sustain minimum operations and to continue developing and promoting its interests in DRSTP but there is no assurance that funds will be made available or under similar terms.  Where possible, the Company may seek to preserve cash resources by settling obligations through the issuance of shares of the Company’s common stock or by the issuance of convertible debt instruments.

Significant Accounting Policies

Impairment of Long Lived Assets

On a quarterly basis, the Company assesses impairment in value of long-lived assets and certain identifiable intangibles to be held and used. The Company evaluates the possibility of impairment by comparing anticipated undiscounted cash flows to the carrying amount of the related long-lived assets. If such cash flows are less than carrying value, the Company then reduces the asset to its fair value using an estimate of recoverability on a discounted cash flow basis.  Various factors such as anticipated cash flows and proceeds from a sale or proceeds expected to be realized from third party participation in development opportunities are part of this analysis. Since the Company’s only asset is its Sao Tome oil and natural gas concession any change in the terms of this agreement may also impact the future recoverability of this asset. Future results could differ from the Company’s projections with a resulting adjustment to income in such period.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s current focus is to exploit its only asset, which is an agreement with the DRSTP concerning oil and gas exploration in Sao Tome, an island nation located in the Gulf of Guinea off the coast of central West Africa, and in a JDZ between Sao Tome and the FRN.  The Company intends to explore forming relationships with other oil and gas companies having technical and financial capabilities to assist the Company in leveraging its interests in Sao Tome and the JDZ. Should circumstances impede the Company from perfecting its interests in the 2001 Agreement with DRSTP, the Company would have only nominal assets. Should the Company perfect its interests in the 2001 Agreement, there is no certainty that a joint venture partner will be identified to develop the Company’s interests.  The Company currently has no other operations.  Currently we transact business exclusively in the United States.  As a result, our financial statement results are unlikely to be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

Our interest expense is generally not sensitive to changes in the general level of interest rates in the United States because all of our indebtedness is at fixed rates.

We do not hold derivative financial or commodity instruments, nor do we engage in any foreign currency denominated transactions.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and the participation of the Company’s management including the Chairman, Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures within 90 days of the filing date of this Quarterly Report on Form 10-Q.  Based on that evaluation, the Company’s management, including the Chairman, CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation.

Forward Looking Statements

Except for historical information contained herein, certain other matters discussed herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical facts, that address future activities, events or developments, including such things as future revenues, product development, market acceptance, responses from competitors, capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of the Company’s business and operations, plans, references to future success and other such matters, are forward-looking statements.

The words “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should,” “seek,” “will,” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them.  These statements are based on certain historical trends, current conditions and expected future developments as well as other factors we believe are appropriate in the circumstances.  However, whether actual results will conform to our expectations and predictions is subject to a number of risks and uncertainties that may cause actual results to differ materially, our success or failure to implement our business strategy, our ability to successfully market our on-line location, tracking and logistics management concept, changes in consumer demand, changes in general economic conditions, the opportunities (or lack thereof) that may be presented to and pursued by us, changes in laws or regulations, changes in technology, the rate of acceptance of the Internet as a commercial vehicle, competition in the online logistics management business and other factors, many of which are beyond our control. Consequently, all of the forward-looking statements made in this Report are qualified by these cautionary statements and there can be no assurance that the actual results we anticipate will be realized or, even if substantially realized, that they will have the expected consequences to or effects on us or our business or operations. We assume no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART II Other Information

Item 1.  Legal Proceedings

Except as described below, the Company is not aware of any other material legal proceedings pending to which it is a party or its property is subject.  From time to time, the Company may be subject to proceedings, lawsuits and other claims in the ordinary course of business, the resolution of which, in the opinion of management should not have a materially adverse effect on the Company’s financial position.  The Company is opposing vigorously each of the claims discussed below and intends to continue to do so unless an agreeable resolution may otherwise be secured with regard to each such claim.

Sam L. Bass, Jr. v. ERHC.  U.S. District Court, Western District of Louisiana, No. 6:99CV1668.  This case was commenced in 1999 by a former officer and director of the Company, asserting claims for past due salaries, penalty wages and attorney’s fees.  The plaintiff is seeking damages of approximately $1.2 million in damages.  The named plaintiff in the case has died and his widow and executrix, Sheila Bass, has substituted herself as plaintiff.  The trial is set for December 2003.  The case is currently in the advanced stages of discovery.

Charles Briley v. ERHC.  Fifteenth Judicial District Court, Lafayette Parish, Louisiana, No. 2002-2016 (filed April 18, 2002).  Charles Briley has filed this breach of contract action alleging that he is a former consultant to the Company, and that he is due unpaid consulting fees. He seeks recovery of approximately $30,000, plus 125,000 shares of “Rule 144” shares of common stock of the Company.  The case is in the very early stages of discovery.

George LeBlanc v. ERHC.  Fifteenth Judicial District Court, Lafayette Parish, Louisiana, No. 2002-2017 (filed April 18, 2002).  George LeBlanc, a former ERHC consultant, has filed this breach of contract action alleging that he is due unpaid consulting fees totaling $15,500, along with 125,000 “Rule 144” shares of company common stock.  The case is in the very early stages of discovery.

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

Item 2.  Changes in Securities

In December 2002, the Company issued 2,600,000 shares of Common Stock to a resident of a non U.S. jurisdiction pursuant to Regulation S of the Securities Act of 1933, as amended, in connection with a stock subscription agreement entered into and collected in August and September 2002 in the aggregate amount of $260,000.

Except as noted, the Company believes the above transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as the recipients were all accredited investors, and since the transactions were non-recurring and privately negotiated. There were no underwritten offerings employed and no sales commissions were paid in connection with the sales and issuances of the unregistered securities in any of the transactions set forth above.

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

Exhibit 10.4	Management and Administrative Services Agreement by and between Chrome Oil Services, Ltd. and the Company. (Incorporated by reference to Exhibit 10.4 of Form 10-KSB filed September 24, 2001).

Exhibit 10.5	$5,000,000 Term Loan Agreement by and between Chrome Energy, LLC and the Company dated February 15, 2001. (Incorporated by reference to Exhibit 10.5 of Form 10-KSB filed September 24, 2001).

Exhibit 11.1	Computation of Earnings Per Share

Exhibit 99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

Name		Title	Date

/s/	Sir Emeka Offor	Chairman of Board	February 14, 2003
Sir Emeka Offor

/s/	Chude Mba	Chief Executive Officer,	February 14, 2003
	Chude Mba	President and Director

/s/	Nicolae Luca	Director	February 14, 2003
Nicolae Luca

/s/	Eze Echesi	Chief Financial Officer	February 14, 2003
Eze Echesi

/s/	Peter C. Ntephe	Secretary	February 14, 2003
Peter C. Ntephe

CERTIFICATIONS

Certification of Principal Executive Officer

Pursuant to 18 U.S.C. Section 1350,

AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Chude Mba, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Environmental Remediation Holding Corporation;

2.  Based  on  my  knowledge,  this quarterly report does not contain any untrue statement  of a material fact or omit to state a material fact necessary to make the statements  made, in light of the circumstances under which such statements were  made,  not misleading with respect to the period covered by this quarterly report;

3.  Based  on  my  knowledge,  the  financial  statements,  and  other financial information  included  in  this quarterly report, fairly present in all material respects  the  financial  condition, results of operations and cash flows of the registrant  as  of,  and  for,  the  periods presented in this quarterly report;

4.  The  registrant’s  other  certifying  officers  and  I  are  responsible for establishing  and  maintaining disclosure controls and procedures (as defined in Exchange  Act  Rules  13a-14  and  15d-14)  for  the  registrant  and  we  have:

a)  designed  such  disclosure  controls  and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is  made  known  to  us by others within those entities, particularly during the period  in  which  this quarterly report  is  being  prepared;

b)  evaluated  the  effectiveness  of  the  registrant’s disclosure controls and procedures  as  of  a  date  within  90  days  prior  to the filing date of this quarterly report  (the  “Evaluation  Date”);  and

c)  presented  in  this quarterly report our conclusions about the effectiveness of  the  disclosure  controls  and  procedures based on our evaluation as of the Evaluation  Date;

5.  The  registrant’s  other  certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of  registrant’s  board  of  directors  (or  persons  performing  the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which  could  adversely  affect  the  registrant’s  ability  to record, process, summarize  and  report  financial  data and have identified for the registrant’s auditors  any  material  weaknesses  in  internal  controls;  and

b)  any fraud,  whether  or  not  material,  that  involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The  registrant’s  other  certifying  officers and I have indicated in this quarterly report  whether  or  not  there  were significant changes in internal controls  or  in other factors that could significantly affect internal controls subsequent  to  the date of our most recent evaluation, including any corrective actions  with  regard  to  significant  deficiencies  and  material  weaknesses.

By:	/s/	Chude Mba	February 14, 2003
Chude Mba
Chief Executive Officer, President and Director
(Principal Executive Officer)

CERTIFICATIONS

Certification of Principal Accounting Officer

Pursuant to 18 U.S.C. Section 1350,

AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Eze Echesi, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Environmental Remediation Holding Corporation;

2.  Based  on  my  knowledge,  this quarterly report does not contain any untrue statement  of a material fact or omit to state a material fact necessary to make the statements  made, in light of the circumstances under which such statements were  made,  not misleading with respect to the period covered by this quarterly report;

3.  Based  on  my  knowledge,  the  financial  statements,  and  other financial information  included  in  this quarterly report, fairly present in all material respects  the  financial  condition, results of operations and cash flows of the registrant  as  of,  and  for,  the  periods presented in this quarterly report;

4.  The  registrant’s  other  certifying  officers  and  I  are  responsible for establishing  and  maintaining disclosure controls and procedures (as defined in Exchange  Act  Rules  13a-14  and  15d-14)  for  the  registrant  and  we  have:

a)  designed  such  disclosure  controls  and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is  made  known  to  us by others within those entities, particularly during the period  in  which  this  quarterly report  is  being  prepared;

b)  evaluated  the  effectiveness  of  the  registrant’s disclosure controls and procedures  as  of  a  date  within  90  days  prior  to the filing date of this quarterly report  (the  “Evaluation  Date”);  and

c)  presented  in  this quarterly report our conclusions about the effectiveness of  the  disclosure  controls  and  procedures based on our evaluation as of the Evaluation  Date;

5.  The  registrant’s  other  certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of  registrant’s  board  of  directors  (or  persons  performing  the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which  could  adversely  affect  the  registrant’s  ability  to record, process, summarize  and  report  financial  data and have identified for the registrant’s auditors  any  material  weaknesses  in  internal  controls;  and

b)  any  fraud,  whether  or  not  material,  that  involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The  registrant’s  other  certifying  officers  and I have indicated in this quarterly report  whether  or  not  there  were significant changes in internal controls  or  in other factors that could significantly affect internal controls subsequent  to  the date of our most recent evaluation, including any corrective actions  with  regard  to  significant  deficiencies  and  material  weaknesses.

By:	/s/	Eze Echesi	February 14, 2003
Eze Echesi
Chief Financial Officer
(Principal Accounting Officer)