Form 10-Q
period 2003-03-31
ENVIRONMENTAL REMEDIATION HOLDING CORP
filed 2003-05-15
CIK 799235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

The number of common shares outstanding as of May 9, 2003 was 570,454,046.

TABLE OF CONTENTS

ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

Part I. Financial Information

ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

BALANCE SHEETS

	March 31, 2003	September 30, 2002
	(unaudited)

ASSETS

CURRENT ASSETS
Cash	$229,777	$2,240
Restricted cash	18,074	18,074
Prepaid expenses and other current assets	21,750	21,750

Total current assets	269,601	42,064

DRSTP concession fee	5,630,000	5,630,000

Total assets	$5,899,601	$5,672,064

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,404,832	$1,435,284
Accrued officers salaries	723,035	723,035
Accrued interest	68,785	295,353
Accrued interest, shareholder	1,395,930	1,156,609
Current portion of convertible debt, shareholder	4,214,911	3,820,542
Current portion of convertible debt	5,589,176	5,904,731

Total current liabilities	13,396,669	13,335,554

LONG TERM LIABILITIES
Nonconvertible debt, shareholder	403,644	403,644
Convertible debt, shareholder	4,000,000	4,000,000

Total long term liabilities	4,403,644	4,403,644

Total liabilities	17,800,313	17,739,198

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value; authorized 10,000,000 shares; none issued and outstanding	—	—
Common stock, $0.0001 par value; authorized 950,000,000shares; issued and outstanding 569,212,764 shares and 554,746,868 shares at March 31, 2003 and September 30,2002, respectively	56,921	55,475
Additional paid-in capital	50,880,105	49,267,354
Accumulated deficit	(62,837,738)	(61,389,963)

Total shareholders’ deficit	(11,900,712)	(12,067,134)

Total liabilities and shareholders’ deficit	$5,899,601	$5,672,064

See accompanying notes to financial statements.

ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

STATEMENTS OF OPERATIONS

Three Months Ended March 31,

Six Months Ended March 31,

2003

2002

2003

2002

COSTS AND EXPENSES
General and administrative expenses	$385,358	$1,000,266	$822,138	$1,768,640
Interest expense	313,230	300,443	625,637	593,075

Net loss	$(698,588)	$(1,300,709)	$(1,447,775)	$(2,361,715)

Net loss per share – basic and diluted	$—	$—	$—	$—

Weighted average number of shares outstanding	560,800,759	538,658,340	558,126,265	535,967,448

See accompanying notes to financial statements.

ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

STATEMENTS OF CASH FLOWS

Six Months Ended March 31,

2003

2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,447,775)	$(2,361,715)
Adjustments to reconcile net loss to net cash used by operating activities Stock issued for services	—	127,500
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	—	(27,744)
Accounts payable and accrued liabilities	70,306	165,555
Accrued interest	625,637	593,075

Net cash used by operating activities	(751,832)	(1,503,329)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt, shareholder	394,369	1,497,887
Proceeds from sale of common stock, net of expenses	585,000	—

Net cash provided by financing activities	979,369	1,497,887

Net increase (decrease) in cash	227,537	(5,442)

Cash, beginning of period	2,240	10,604

Cash, end of period	$229,777	$5,162

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Noncash operating and financing activities:
Stock issued in exchange for:
Services	$—	$127,500
Accounts payable and accrued liabilities	$100,758	$64,924
Accrued officers salaries	$—	$290,000
Accrued interest	$610,033	$500,509
Convertible debt and accrued interest	$318,406	$870,412

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

General Business, Nature of Operations and Significant Accounting Policies

Environmental Remediation Holding Corporation, (“ERHC” or the “Company”), is an independent oil and gas company.  The Company was formed in 1986, as a Colorado corporation, and was engaged in a variety of businesses until 1996, at which time it began its current operations as an independent oil and gas company.  The Company’s goal is to maximize its value through profitable growth in oil and gas reserves and production in the Gulf of Guinea off the coast of central West Africa and to acquire interests in non-producing oil and gas properties, particularly high potential international prospects in known oil  and natural gas producing areas. The Company’s current focus is to exploit its only assets, which are agreements with the government of the Democratic Republic of Sao Tome & Principe (“DRSTP”) concerning oil and gas and natural gas exploration in Sao Tome, an island nation located in the Gulf of Guinea off the coast of central West Africa, and in a Joint Development Zone (“JDZ”) between Sao Tome and the Federal Republic of Nigeria (“FRN”). (“JDZ/EEZ Concession”)

In May 1997, the Company entered into an exclusive joint venture with the DRSTP (“the 1997 Agreement”). The 1997 Agreement required the Company to pay a $5,000,000 concession fee to the Sao Tome government.  In July 2002, the 1997 Agreement was replaced by a Memorandum of Agreement (“the 2001 Agreement”) which was embodied in a Consent Award issued by the arbitrator as a result of the satisfaction of several conditions, including the ratification of a treaty between the FRN and the DRSTP.

The 2001 Agreement gives the Company rights to participate in exploration and production activities in both the exclusive territorial waters of Sao Tome referred to as the Exclusive Economic Zone (“EEZ”) and an area between Sao Tome and the FRN that the two nations have designated as a JDZ.

In April 2003, the Company and DRSTP entered into an Option Agreement (“the 2003 Option Agreement”) in which the Company relinquished certain financial interests in the JDZ in exchange for exploration rights in the JDZ.  In April 2003, the Company additionally entered into an Administration Agreement with The Nigeria-Sao Tome and Principe Joint Development Authority (“the JDA”).  The Administration Agreement is the formal agreement by the JDA that it will fully implement the ERHC preferential rights to acreage interests in the JDZ as set forth in the 2003 Option Agreement and describes certain procedures regarding the exercising of these rights.  (See JDZ/EEZ Concession below).  The Company retains exploration rights in the EEZ via the 2001 Agreement and has acquired exploration rights in the JDZ via the 2003 Option Agreement.  The Company currently has no other operations.

Impairment of Long Lived Assets

On a quarterly basis, the Company assesses impairment in value of long-lived assets and certain identifiable intangibles to be held and used. The Company evaluates the possibility of impairment by comparing anticipated undiscounted cash flows to the carrying amount of the related long-lived assets. If such cash flows are less than carrying value, the Company then reduces the asset to its fair value using an estimate of recoverability on a discounted cash flow basis.  Various factors such as anticipated cash flows and proceeds from a sale or proceeds expected to be realized from third party participation in development opportunities are part of this analysis. Since the Company’s only asset is its JDZ/EEZ Concession any change in the terms of these agreements may also impact the future recoverability of this asset. Future results could differ from the Company’s projections with a resulting adjustment to income in such period.  As of March 31, 2003 there have been no events or circumstances that would require an impairment of the Company’s JDZ/EEZ Concession.

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

Chrome currently owns directly 262,320,527 shares of the Company’s common stock of which 260,614,821 were acquired as a result of the Purchase Agreement.

Settlement Agreement – Derivative Lawsuit

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

(e) the Company executed an additional $5.0 million senior convertible promissory note bearing interest at a rate of 10% per annum maturing February 2003 convertible at the lesser of $0.20 per share or such price as shall be determined by the board of ERHC based on an independent determination by a recognized investment banker;

(f) the Company issued 8,500,000 shares of common stock to an attorney to settle certain legal obligations of the plaintiffs involved in this settlement.

JDZ/EEZ Concession

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

Concession Fee Agreement

After the acquisition by Chrome in February 2001, the Company initiated negotiations with the DRSTP concurrent with the arbitration process.  On May 21, 2001, the Company and the DRSTP reached  the 2001 Agreement, witnessed by the FRN which replaced the 1997 Agreement and suspended the arbitration process.  In July 2002, the 2001 Agreement was embodied in a Consent Award issued by the arbitrator as a result of the satisfaction of several conditions, including the ratification of a treaty between the FRN and the DRSTP relative to the JDZ between the countries, and will remain in effect through September 30, 2024.

The 2001 Agreement gave ERHC rights to participate in exploration and production activities in the EEZ and the JDZ.  Since the 2001 Agreement replaced the 1997 Agreement, the Company relinquished its rights arising under the 1997 Agreement including any interest it had in STPetro.

The 2003 Option Agreement gives ERHC rights to participate in exploration and production activities in the JDZ in exchange for relinquishing its rights to participate in exploration and production activities in the JDZ granted under the 2001 Agreement.  ERHC received the following rights under the 2003 Option  Agreement:

ERHC may exercise options to acquire fractional working interests in six (6) of the nine (9) blocks that have been announced by the JDA will be available for bidding in the JDZ.  A block is an area designated as an individual unit for exploration or production of crude oil and natural gas. These options must be exercised in sequence and are subject to certain restrictions of choice.  Additionally, the amount of signature bonus that is payable by ERHC to acquire these working interests is zero in four (4) blocks.  ERHC must pay its proportionate share of any signature bonuses in two (2) blocks.  Specifically, the percentages and signature bonuses payable in each option pick are as follows:

Option Pick	Working Interest Percentage	Signature Bonus Payable
ERHC Choice 1	15%	$0
ERHC Choice 2	15%	100% of 15% of the total Signature Bonus
ERHC Choice 3	20%	$0
ERHC Choice 4	30%	$0
ERHC Choice 5	25%	$0
ERHC Choice 6	20%	100% of 20% of the total Signature Bonus

Pursuant to the 2003 Option Agreement, ERHC agreed to relinquish the following rights previously granted under the 2001 Agreement:

•                   10% of the DRSTP share of all Profit Oil received from operations conducted in the JDZ.

•                   5% of the DRSTP share of all Signature Bonuses paid by contractors operating within the JDZ.

•                   A 1.5% overriding royalty interest in all the production of crude oil and natural gas in the JDZ.

•                   The option to acquire up to a 15% working interest in up to two blocks of the Company’s choice in the JDZ.

However, ERHC retained under the 2001 Agreement the following rights to participate in exploration and production activities in the EEZ subject to certain restrictions:  (a) right to receive up to two blocks of ERHC’s choice, and (b) the option to acquire up to a 15% paid working interest in up to two blocks of ERHC’s choice in the EEZ.  The Company would be required to pay its proportionate share of the signature bonus and all other costs related to the exploration and exploitation of the blocks in the EEZ.  The above is only a brief summary of the terms of the 2001 Agreement and the 2003 Option Agreement and such summaries do not purport to be complete and are qualified in their entirety by reference to the text of the 2001 Agreement and Option 2003 Agreement, respectively (any and all related documents). The 2001 Agreement and 2003 Option Agreement have been filed with the SEC and are available on the SEC’s web site at www.sec.gov.

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

Advances to DRSTP

In May 2002, the Company paid $80,000 to the international arbitrator on behalf of and with the agreement of DRSTP.  The Company capitalized this expenditure as part of the DRSTP concession fee.

NOTE 2 – DEBT

During the six months ended March 31, 2003, the Company received notice of conversion of $315,555 of convertible debt and accrued interest of $2,851, which were converted into 1,592,032 shares of common stock.

On January 27, 2003, the Company solicited the consent of non-affiliated convertible noteholders to pay interest due on January 31, 2003 with common stock of the Company having a value equal to $0.20 per share and to extend the maturity of the principal due January 31, 2003 for one year to mature on January 31, 2004.

During the quarter ended March 31, 2003, the Company issued 2,197,311 shares of common stock to these non-affiliated convertible noteholders and 852,853 shares of common stock to Chrome for payment of accrued interest in the aggregate amounts of $439,462 and $170,571, respectively.  During the quarter ended March 31, 2003, the Company received approval from convertible noteholders to extend the maturity of the principal due January 31, 2003 for one year to mature on January 31, 2004.

In February 2003, the Company extended the maturity on the $5.0 million senior convertible promissory note with Chrome to February 15, 2004 under similar terms.  All principal and interest is due at maturity.

NOTE 3 – GOING CONCERN

The Company’s auditor issued a going concern opinion in connection with the audit of the Company’s financial statements as of September 30, 2002.  The Company’s current liabilities exceed its current assets by $13,127,068 at March 31, 2003. For the six months ended March 31, 2003, the Company’s net loss was $1,447,775.   The Company has incurred net losses of $4,084,210 and $6,394,810 in the fiscal years 2002 and 2001, respectively. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. The Company is in ongoing negotiations to raise general operating funds and funds for specific projects. Management will be required to, and expects to, raise additional capital through the issuance of debt securities and offerings of equity securities in order to fund the Company’s operations, and will attempt to continue raising capital resources until such time as the Company generates revenues sufficient to maintain itself as a viable entity. However, there is no assurance that such financing will be obtained.

The Company’s current focus is to exploit its only assets, which are agreements with the DRSTP concerning oil and gas exploration in Sao Tome, an island nation located in the Gulf of Guinea off the coast of central West Africa, and in a JDZ between Sao Tome and the FRN.  The Company intends to explore forming relationships with other oil and gas companies having technical and financial capabilities to assist the Company in leveraging its interests in Sao Tome and the JDZ. Should circumstances impede the Company from perfecting its interests in the 2001 Agreement or the 2003 Agreement with DRSTP, the Company would have only nominal assets. Even if the Company perfects its interests in the 2001 Agreement and the 2003 Option Agreement, there is no certainty that a joint venture partner will be identified to develop the Company’s interests.  The Company currently has no other operations.

The Company has a total of $6.8 million available under debt agreements of $1,800,000 and $5,000,000, respectively, entered into by and between the Company and Chrome (its majority shareholder). The Company has drawn the full amount of the $1,800,000, and has drawn $2,778,932 of the $5,000,000, working capital line of credit, for a total outstanding of $4,578,932 as of March 31, 2003.  It is expected that the Company will continue to borrow funds from Chrome in the future but there is no assurance that funds will be made available or under similar terms. In prior years, the Company was able to raise funds in a timely manner, but there is no assurance that it will continue to do so in the future.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. If the Company is unable to continue as a going concern, the values realized from the Company’s assets may be less than the carrying amounts reported in its financial statements. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 4 – EQUITY

In December 2002, the Company issued 2,600,000 shares of common stock for which the Company had previously received proceeds of $260,000 in August and September of 2002.

During January 2003, the Company issued 937,500 shares of common stock valued at $75,000, based on a fair market value of $0.08 per share, to a consultant for general legal services in satisfaction of an accounts payable balance.

During January 2003, the Company issued 286,200 shares of common stock valued at $25,758, based on a fair market value of $0.09 per share, to a consultant for general legal services in satisfaction of an accounts payable balance.

During March 2003, the Company issued 6,000,000 shares of common stock at $0.10 per share for total net proceeds of $585,000, after expenses of $15,000.  In connection with the sale of stock, 6,000,000 warrants were issued with a weighted average exercise price of $0.20 per warrant expiring in February and March 2007.

The Company issued 4,642,196 shares of common stock during the three months ended March 31, 2003 for the conversion of debt and settlement of accrued interest (see Note 2).

NOTE 5 – PENDING LITIGATION AND OTHER CONTINGENCIES

During February 2001, the Company underwent a change of control.  Following the change of control of the Company, new management and the new board of directors have been required to expend significant Company resources to settle claims and expenses arising out of the conduct of prior management. In addition, the Company faces additional unresolved claims and disputes, including suits seeking recoveries in excess of $1.0 million brought by former employees and former officers for back salary and other amounts.  The Company is defending its position vigorously, but there is no certainty that the Company will prevail.  The Company is proceeding in the hope that a settlement can be reached.  As of March 31, 2003, officers’ salaries of $723,035 have been accrued and management believes this amount will be sufficient to settle any amounts that may be due.

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

During each of the three and six month periods ended March 31, 2003 and 2002, total expense incurred under this management services agreement was $204,000 and $408,000, respectively.  The Company’s executive officers incurred direct travel and related expenses of approximately $110,000 and $153,000 during the three and six months ended March 31, 2003, respectively, which were reimbursed to COS or directly to the officers.  The comparable amounts for the three and six month periods ended March 31,

2002 were approximately $259,000 and $604,000, respectively.  At March 31, 2003 accounts payable and other accrued liabilities included approximately $103,000 owed to one officer for direct travel and related expenses.  There was no comparable balance in 2002.

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

In October 2001, the Company entered into an agreement with a consulting group to represent ERHC in commercial negotiations with potential oil and gas industry partners to participate in the award of licenses in Sao Tome and to assist with other financial related services as deemed necessary.  The Company was required to pay an initial fee of $150,000 for the period October 2001 through January 31, 2002 and $30,000 per month thereafter as well as to reimburse the consulting group for out of pocket expenses.  In addition, the Company is obligated to pay a minimum additional fee of $500,000 contingent upon the successful first closing of a transaction.  The agreement has a term of one year but expires immediately upon written notice of termination by either party, without penalty to either party. In July, 2002 the Company entered into a revised agreement with this consulting group which reduces the monthly fee to $12,500 beginning June 1, 2002, provides for the issuance of 300,000 shares of common stock in settlement of $45,000 in accounts payable outstanding at June 30, 2002 and allows the Company the option of settling the $500,000 minimum additional fee above in cash or 2,500,000 shares of common stock.  The Company is also obligated to pay in cash or in common stock a success fee equal to 2% - 4% of the total cash proceeds received from a partner should the sale of new equity occur.  An additional success fee equal to 1,500,000 shares of common stock is also payable upon the execution of a transaction, as defined.  The agreement was terminated in February 2003.  During the three and six month periods ended March 31, 2003, total expense incurred under this consulting agreement was $0 and $37,500, respectively.  The comparable amounts for the three and six month periods ended March 31, 2002 were $101,058 and $231,058, respectively.

In May 2002, the Company entered into an agreement with a consulting group to advise the Company in securing financing of up to $1,500,000 and in structuring a joint venture arrangement with a partner. The Company was required to pay an initial fee of 1,000,000 shares of common stock as well as to reimburse the consultant for out of pocket expenses. In addition, the Company is obligated to pay a fee equal to 2.5% of the amount of capital raised and an additional fee of 2,000,000 shares of common stock contingent upon the successful first closing of a joint venture transaction. During the year ended September 30, 2002, this consulting group assisted the Company in selling 6,600,000 shares of common stock at $0.10 per share resulting in net proceeds of $643,500. During the three and six month periods ended March 31, 2003, total expenses incurred under this consulting agreement were $15,000, all of which was charged against additional paid-in capital.  There was no comparable expense in 2002. The agreement has an indefinite term extending through the successful first closing of a joint venture transaction but expiring upon seven-day written notice of termination by either party, without penalty to either party.

In June 2002, the Company entered into an agreement with a consultant to assist the Company in securing an agreement with a strategic oil and gas industry partner to prepare the Company for participation in the award of licenses in Sao Tome.  The Company was required to pay an initial fee of 1,000,000 shares of common stock as well as to reimburse the consultant for out of pocket expenses.  In addition, the Company is obligated to pay fees equal to: (a) 2% of the cash proceeds received by the Company from a partner, (b) 1% of future carried costs paid by the partner and (c) 3,000,000 shares of common stock contingent upon the successful first closing of a transaction. During the three and six month periods ended March 31, 2003 and 2002, no expenses were incurred under this consulting agreement. The agreement has a term of one year but expires immediately upon written notice of termination by either party, without penalty to either party.

In May 2002, the Company entered into an agreement with a creditor which guarantees that the creditor will realize $100,000 from the sale of 700,000 previously issued but not released shares of common stock. The guarantee originally expired October 28, 2002 if the creditor had not sold all of the shares (provided the average daily trading volume for the Company’s common stock is greater than 100,000 shares per day). The Company has the option of making up the shortfall in cash or by issuing additional shares. The guarantee has been extended until July 21, 2003.

NOTE 6 – SUBSEQUENT EVENTS

On April 2, 2003, the Company entered into the 2003 Option Agreement with the DRSTP that required the Company to relinquish certain financial rights in the JDZ granted in the 2001 Agreement in exchange for exploration option rights in the JDZ.  On April 7, 2003, the Company entered into an Administration Agreement with the JDA which acknowledges the rights granted to the Company by the 2003 Option Agreement and describes certain procedures regarding the exercising of these rights.

A discussion of these events is included in Note 1 above.

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

Overview

ERHC is an independent oil and gas company and since 1996 has engaged in the exploration, development, production and sale of crude oil and natural gas properties.  The Company’s goal is to maximize its value through profitable growth in oil and gas reserves and production in the Gulf of Guinea off the coast of central West Africa and to acquire interests in non-producing oil and gas properties, particularly high potential international prospects in known oil and natural gas producing areas. The Company’s current focus is to exploit its only assets, which are agreements with the Democratic Republic of Sao Tome and Principe (“DRSTP”) concerning oil and gas exploration in Sao Tome, an island nation located in the Gulf of Guinea off the coast of central West Africa, and in a Joint Development Zone (“JDZ”) between Sao Tome and the Federal Republic of Nigeria (“FRN”).  The Company currently has no other operations.

Results of Operations

Three and Six Month Periods Ended March 31, 2003 Compared to March 31, 2002

During the three and six month periods ended March 31, 2003, the Company incurred a net loss of $698,588 and $1,447,775, respectively, compared to a net loss of $1,300,709 and $2,361,715, respectively, for the same periods a year ago. During February 2001, the Company negotiated a management services agreement with Chrome Oil Services Ltd. (“COS”) whereby the Company would pay a monthly management fee of $68,000 for various services to be provided by COS inclusive of all general office expenses incurred.  Total expense incurred under this management services agreement was $204,000 and $408,000, respectively, for each of the three and six month periods ended March 31, 2003 and 2002.  In addition, the Company’s executive officers incurred direct travel and related expenses of approximately $110,000 and $153,000 during the three and six months ended March 31, 2003, respectively. The comparable amounts for the three and six month periods ended March 31, 2002 were approximately $259,000 and $604,000, respectively.  During the three month period ended March 31, 2003, management of COS continued negotiations with officials of the FRN and DRSTP and made substantially fewer trips to the United States while managing the ongoing affairs of the Company.  The Company anticipates travel related expenses to continue to be significant as the Company further develops its business interests.

In October 2001, the Company entered into an agreement with a consulting group to represent ERHC in commercial negotiations with potential oil and gas industry partners to participate in the award of licenses in Sao Tome and to assist with other financial related services as deemed necessary.  The Company was required to pay an initial fee of $150,000 for the period October 2001 through January 31, 2002 and $30,000 per month thereafter.  This agreement was revised to reduce the monthly fee to $12,500 effective June 1, 2002.  In addition, the Company is obligated to pay a minimum additional fee of $500,000 contingent upon the successful first closing of a transaction.  The agreement has a term of one year but expires immediately upon written notice of termination by either party, without penalty to either party.  The agreement was terminated in February 2003.  Total expense incurred under this agreement was $0 and $37,500 for the three and six month periods ended March 31, 2003, respectively.  The comparable amounts for the three and six month periods ended March 31, 2002 were $101,048 and $231,058, respectively.

During the six months ended March 31, 2003 and 2002, respectively, the Company had no revenues from which cash flows could be generated to support operations and thus relied primarily on borrowings funded from its working capital lines of credit provided by Chrome.  In addition, in 2003 the Company used proceeds from the sale of its common stock under private placements to support operations.

Going Concern

The Company’s auditor issued a going concern opinion in connection with the audit of the Company’s financial statements as of September 30, 2002.  The Company’s current liabilities exceed its current assets by $13,127,068.  For the six months ended March 31, 2003, the Company’s net loss was $1,447,775.  The Company has incurred net losses of $4,084,210 and $6,394,810 in the fiscal years 2002 and 2001, respectively. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. The Company is in ongoing negotiations to raise general operating funds and funds for specific projects. Management will be required to, and expects to, raise additional capital through the issuance of debt securities and offerings of equity securities in order to fund the Company’s operations, and will attempt to continue raising capital resources until such time as the Company generates revenues sufficient to maintain itself as a viable entity. However, there is no assurance that such financing will be obtained.

The Company’s current operations focus on exploiting its rights to participate in exploration and production activities in the territorial waters of Sao Tome (the “EEZ”) and in the JDZ.  The Company intends to explore forming relationships with other oil and gas companies with technical and financial resources to assist the Company in leveraging its interests.  Should circumstances impede the Company from perfecting its interests in the 2001 Agreement or the 2003 Option Agreement, the Company would have only nominal assets. Even if the Company perfects its interests in the 2001 Agreement and the 2003 Option Agreement, there is no certainty that a joint venture partner will be identified to develop the Company’s interests.  The Company currently has no other operations.

The Company has a total of $6.8 million available under debt agreements of $1,800,000 and $5,000,000, respectively, entered into by and between the Company and Chrome (its majority shareholder). The Company has drawn the full amount of the $1,800,000, and has drawn $2,778,932 of the $5,000,000, working capital line of credit, for a total outstanding of $4,578,932 as of March 31, 2003.  It is expected that the Company will continue to borrow funds from Chrome in the future but there is no assurance that funds will be made available or under similar terms.  In prior years, the Company was able to raise funds in a timely manner, but there is no assurance that it will continue to do so in the future.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. If the Company is unable to continue as a going concern, the values realized from the Company’s assets may be less than the carrying amounts reported in its financial statements. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Liquidity and Capital Resources

Historically, the Company has financed its operations from the sale of its debt and equity securities (including the issuance of its securities in exchange for goods and services) and bank and other debt. The Company had expected to finance its operations and further development plans during fiscal 2003 and 2002 in part through additional debt or equity capital and in part through cash flow from operations.  There have been no cash flows generated from operations in the past two years and the Company has been able to raise additional equity capital of $585,000 in fiscal 2003 and $643,500 in fiscal 2002 from the sales of its common stock under private placements, net of expenses.

Therefore, during the six months ended March 31, 2003 and fiscal year 2002 the Company has relied entirely on 1) borrowings provided under various debt agreements entered into by and between the

Company and its majority shareholder Chrome, 2) conversions of interest and principal due on its convertible notes by the issuance of common stock and 3) proceeds generated from the sale of its common stock under private placements.

The Company presently intends to utilize any available sources of cash funds to provide for general corporate overhead and to continue to pursue its interests under the 2001 Agreement and the 2003 Option Agreement.

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

In October 2001, the Company entered into an agreement with a consulting group to present ERHC in commercial negotiations with potential industry partners and to assist with other financial related services as deemed necessary.  Should a partnering transaction be identified, the consulting group would provide support necessary to assist the Company in securing appropriate funding (debt, equity or a combination thereof) to close the transaction.  The agreement was terminated in February 2003.

During March 2002, the Company entered into an agreement with a consulting group to act as a financial advisor and to provide investment banking services to the Company.

In May 2002, the Company entered into an agreement with a consulting group to advise the Company in securing financing of up to $1,500,000 and in structuring a joint venture arrangement with a partner. During the three and six months ended March 31, 2003, the consulting group assisted the Company in selling 6,000,000 shares of common stock at $0.10 per share resulting in net proceeds of $585,000.  During the year ended September 30, 2002, the consulting group assisted the Company in selling 6,600,000 shares of common stock at $0.10 per share, of which 2,600,000 were not issued until March 2002, resulting in net proceeds of $643,500.

In June 2002, the Company entered into an agreement with a consultant to assist the Company in securing an agreement with a strategic oil and gas industry partner to prepare the Company for participation in the award of licenses in the EEZ and the JDZ.

As of May 9, 2003, the Company had borrowed approximately $2,727,000 against its $5.0 million working capital line of credit from Chrome.  It is expected that the Company will continue to borrow funds under this working capital line of credit in the future but there is no assurance that funds will be made available or under similar terms.  Chrome is not obligated to provide future borrowings in excess of its existing committed lending obligations.  In prior years, the Company was able to raise funds in a timely manner, but there is no assurance that it will continue to do so in the future.

Working Capital

As of March 31, 2003, the Company had negative working capital of $13,127,068 of which $1,464,715 relates to accrued interest and $763,035 relates to accrued officers salaries, both of which will most likely be settled by the issuance of shares of common stock of the Company.  As of March 31, 2003, the Company had drawn the full amount available of $1,800,000 under one working capital line of credit and $2,778,932 had been advanced to the Company under another $5,000,000 working capital line credit with Chrome.  As of May 9, 2003, the Company had borrowed approximately $2,727,000 under this working capital line of credit.  This working capital line of credit is convertible into shares of Common Stock at a rate of $0.20 per share.

The Company intends to utilize any available sources of cash funds to provide for general corporate overhead and to pursue its interests under the 2001 Agreement and the 2003 Option Agreement.

Significant Accounting Policies

Impairment of Long Lived Assets

On a quarterly basis, the Company assesses impairment in value of long-lived assets and certain identifiable intangibles to be held and used. The Company evaluates the possibility of impairment by comparing anticipated undiscounted cash flows to the carrying amount of the related long-lived assets. If such cash flows are less than carrying value, the Company then reduces the asset to its fair value using an estimate of recoverability on a discounted cash flow basis.  Various factors such as anticipated cash flows and proceeds from a sale or proceeds expected to be realized from third party participation in development opportunities are part of this analysis. Since the Company’s only asset is its JDZ/EEZ Concession any change in the terms of these agreements may also impact the future recoverability of this asset. Future results could differ from the Company’s projections with a resulting adjustment to income in such period.  As of March 31, 2003 there have been no events or circumstances that would require an impairment of the Company’s JDZ/EEZ Concession.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s current operations focus on exploiting its rights to participate in exploration and production activities in the territorial waters of Sao Tome (the “EEZ”) and in the JDZ.  The Company intends to explore forming relationships with other oil and gas companies with technical and financial resources to assist the Company in leveraging its interests.  Should circumstances impede the Company from perfecting its interests in the 2001 Agreement or the 2003 Option Agreement, the Company would have only nominal assets. Even if the Company perfects its interests in the 2001 Agreement and the 2003 Option Agreement, there is no certainty that a joint venture partner will be identified to develop the Company’s interests.  The Company currently has no other operations.  Currently we transact business exclusively in the United States.  As a result, our financial statement results are unlikely to be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

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

In March 2003, the Company issued 6,000,000 share of Common Stock to two residents of a non U.S. jurisdiction pursuant to Regulation S of the Securities Act of 1933, as amended, in connection with stock subscription agreements entered into and collected in February and March 2003 in the aggregate amount of $600,000.  The Company incurred $15,000 of expenses in connection with these sales.

In February and March 2003, the Company issued 1,592,032 shares of Common Stock to four creditors for the conversion of debt and payment of accrued interest in the aggregate amount of $318,406.

In March 2003, the Company issued 2,197,311 shares of Common Stock to twenty-one creditors for payment of accrued interest in the aggregate amount of $439,462.

In March 2003, the Company issued 852,853 shares of Common Stock to Chrome for payment of accrued interest in the aggregate amount of $170,571.

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

Exhibit 10.1

Purchase Agreement dated as of March 31, 2000, among Talisman Capital Opportunity Fund, Ltd., TC Hydro Carbon, Inc. and Chrome Energy, LLC. (Incorporated by reference to Exhibit 1 of Form 8-K filed March 2, 2001).

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

Exhibit 10.6

Option Agreement dated as of April 2, 2003 among The Government of the Democratic Republic of Sao Tome and Principe and the Company (Incorporated by reference to Exhibit 10.1 of Form 8-K filed April 16, 2003).

Exhibit 10.7

Administration Agreement dated as of April 7, 2003 among The Nigeria-Sao Tome And Principe Joint Development Authority and the Company (Incorporated by reference to Exhibit 10.2 of Form 8-K filed April 16, 2003).

Exhibit 11.1	Computation of Earnings Per Share

Exhibit 99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b)                           REPORTS ON FORM 8-K

Form 8-K                                               Memorandum of Understanding dated March 15, 2003, by and between the Company and the Democratic Republic of Sao Tome and Principe filed with the Securities an Exchange Commission on March 17, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons, in the capacities and on the dates indicated below, have signed this report.

ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

Name	Title	Date

/s/ Sir Emeka Offor	Chairman of Board	May 15, 2003
Sir Emeka Offor

/s/ Chude Mba	Chief Executive Officer,	May 15, 2003
Chude Mba	President and Director

/s/ Nicolae Luca	Director	May 15, 2003
Nicolae Luca

/s/ Eze Echesi	Chief Financial Officer	May 15, 2003
Eze Echesi

/s/ Peter C. Ntephe	Secretary	May 15, 2003
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

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within the organization, particularly during the period in which this quarterly report is being prepared;

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

By: /s/ Chude Mba	May 15, 2003
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

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within the organization, particularly during the period in which this quarterly report is being prepared;

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

By: /s/ Eze Echesi	May 15, 2003
Eze Echesi
Chief Financial Officer
(Principal Accounting Officer)