Form 10-Q
period 2003-06-30
ENVIRONMENTAL REMEDIATION HOLDING CORP
filed 2003-08-14
CIK 799235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-17325

ENVIRONMENTAL REMEDIATION HOLDING COPORATION
(Name of registrant as specified in its charter)

Colorado	88-0218499
(State of or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

5444 Westheimer Road Suite 1570 Houston, Texas	77056
(Address of principal executive offices)	(Zip code)

(713) 626-4700
(Issuer’s telephone number)

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)        Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of common shares outstanding as of August 8, 2003 was 581,330,269.

TABLE OF CONTENTS

ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

BALANCE SHEETS

	June 30, 2003	September 30, 2002
	(unaudited)

ASSETS

CURRENT ASSETS
Cash	$237,114	$2,240
Restricted cash	18,074	18,074
Prepaid expenses and other current assets	26,563	21,750

Total current assets	281,751	42,064

DRSTP concession fee	5,630,000	5,630,000

Total assets	$5,911,751	$5,672,064

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,437,750	$1,435,284
Accrued officers salaries	723,035	723,035
Accrued interest	102,474	295,353
Accrued interest, shareholder	1,608,068	1,156,609
Current portion of convertible debt, shareholder	4,519,702	3,820,542
Current portion of convertible debt	3,987,623	5,904,731

Total current liabilities	12,378,652	13,335,554

LONG TERM LIABILITIES
Nonconvertible debt, shareholder	403,644	403,644
Convertible debt, shareholder	4,000,000	4,000,000

Total long term liabilities	4,403,644	4,403,644

Total liabilities	16,782,296	17,739,198

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value; authorized 10,000,000 shares; none issued and outstanding	—	—
Common stock, $0.0001 par value; authorized 950,000,000shares; issued and outstanding 572,990,367 shares and 554,746,868 shares at June 30, 2003 and September 30,2002, respectively	57,299	55,475
Additional paid-in capital	52,785,343	49,267,354
Accumulated deficit	(63,713,187)	(61,389,963)

Total shareholders’ deficit	(10,870,545)	(12,067,134)

Total liabilities and shareholders’ deficit	$5,911,751	$5,672,064

See accompanying notes to financial statements.

ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002

COSTS AND EXPENSES
General and administrative expenses	$569,309	$144,483	$1,391,447	$1,913,123
Interest expense	306,140	293,772	931,777	886,847

Net loss	$(875,449)	$(438,255)	$(2,323,224)	$(2,799,970)

Net loss per share – basic and diluted	$—	$—	$—	$(0.01)

Weighted average number of shares outstanding	569,497,214	546,482,733	561,915,485	539,472,543

See accompanying notes to financial statements.

ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,323,224)	$(2,799,970)
Adjustments to reconcile net loss to net cash used by operating activities
Stock issued for services	—	150,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,813)	(144,244)
Accounts payable and accrued liabilities	103,224	80,496
Accrued interest	931,777	886,847

Net cash used by operating activities	(1,293,036)	(1,826,871)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt, shareholder	699,160	1,473,918
Proceeds from sale of common stock, net of expenses	828,750	360,000

Net cash provided by financing activities	1,527,910	1,833,918

Net increase in cash	234,874	7,047

Cash, beginning of period	2,240	10,604

Cash, end of period	$237,114	$17,651

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Noncash operating and financing activities:
Stock issued in exchange for:
Services	$—	$150,000
Accounts payable and accrued liabilities	$100,758	$722,797
Accrued officers salaries	$—	$290,000
Accrued interest	$610,033	$671,080
Convertible debt and accrued interest	$1,980,272	$870,412

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

General Business, Nature of Operations and Significant Accounting Policies

Environmental Remediation Holding Corporation (“ERHC” or the “Company”) is an independent oil and gas company.  The Company was formed in 1986, as a Colorado corporation, and was engaged in a variety of businesses until 1996, at which time it began its current operations as an independent oil and gas company.  The Company’s goal is to maximize its value through profitable growth in oil and gas reserves and production in the Gulf of Guinea off the coast of central West Africa and to acquire interests in non-producing oil and gas properties, particularly high potential international prospects in known oil and natural gas producing areas. The Company’s current focus is to exploit its only assets, which are agreements with the government of the Democratic Republic of Sao Tome & Principe (“DRSTP”) concerning oil and gas and natural gas exploration in Sao Tome, an island nation located in the Gulf of Guinea off the coast of central West Africa, and in a Joint Development Zone (“JDZ”) between Sao Tome and the Federal Republic of Nigeria (“FRN”) (“JDZ/EEZ Concession”).

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

Concentration of Risk

The Company’s only asset is its interest in the JDZ/EEZ Concession which provides ERHC with rights to participate in exploration and production activities in the Gulf of Guinea off the coast of central West Africa.  This geographic area of interest is controlled by foreign governments that have historically experienced volatility, which is out of management’s control. The Company’s ability to exploit its interests in the concession may be impacted by this circumstance.

Impairment of Long Lived Assets

On a quarterly basis, the Company assesses impairment in value of long-lived assets and certain identifiable intangibles to be held and used. The Company evaluates the possibility of impairment by comparing anticipated undiscounted cash flows to the carrying amount of the related long-lived assets. If such cash flows are less than carrying value, the Company then reduces the asset to its fair value using an estimate of recoverability on a discounted cash flow basis.  Various factors such as anticipated cash flows and proceeds from a sale or proceeds expected to be realized from third party participation in development opportunities are part of this analysis. Since the Company’s only asset is its JDZ/EEZ Concession any change in the terms of these agreements may also impact the future recoverability of this asset. Future results could differ from the Company’s projections with a resulting adjustment to income in such period.  As of June 30, 2003, there have been no events or circumstances that would require an impairment of the Company’s JDZ/EEZ Concession.

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

NOTE 2 – DEBT

During the nine months ended June 30, 2003, the Company received notice of conversion of convertible debt of $1,917,108 and accrued interest of $63,164 into 9,901,360 shares of common stock, of which 5,371,725 shares were not issued until July 2003.  In computing earnings per share, the Company has excluded the 5,371,725 shares in its calculation of weighted average number of basic and diluted shares outstanding for the three months and nine months ended June 30, 2003.

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

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe that the adoption of SFAS No. 150 will have a significant impact on its financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities."  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  This Statement is effective for contracts entered into or modified after June 30, 2003.

In January 2003, the FASB issued Financial Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities.”  In general, a variable interest entity is a corporation, partnership, trust, or any other legal entity used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company did not participate in any applicable activities as of and for the period ended June 30, 2003.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation–Transition and Disclosure.”  This standard amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the standard also requires in both annual and interim financial statements prominent disclosures in the Company’s financial statements about the method of accounting used for stock-based employee compensation, and the effect of the method used when reporting financial results.  The Company is required to follow the prescribed disclosure format and has provided the additional disclosures required by SFAS No. 148 for the quarterly period ended June 30, 2003.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities."  SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of disposal activities, including restructuring activities that are currently covered in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Activity." The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002.  The Company did not participate in any applicable activities as of and for the period ended June 30, 2003.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of income taxes.  As a result, the criteria in APB No. 30 will now be used to classify those gains and losses. Any gain or loss on the extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. The provisions of this Statement are effective for fiscal years beginning after January 1, 2003. The Company did not participate in any applicable activities as of and for the period ended June 30, 2003.

In November 2002, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” an interpretation of FASB Statements No. 5, 57 and 107, and rescission of FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others.” FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for financial statements for interim or annual periods ending after December 15, 2002.  The Company did not participate in any applicable activities as of and for the period ended June 30, 2003.

The Company does not expect the adoption of any of the above-mentioned standards to have a material impact on the Company's future financial condition or results of operations.

NOTE 3 – GOING CONCERN

The Company’s independent accountants issued a going concern opinion in connection with the audit of the Company’s financial statements as of September 30, 2002.  The Company’s current liabilities exceed its current assets by $12,096,901 at June 30, 2003. For the nine months ended June 30, 2003, the Company’s net loss was $2,323,224.  The Company has incurred net losses of $4,084,210 and $6,394,810 in the fiscal years 2002 and 2001, respectively. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. The Company is in ongoing negotiations to raise general operating funds and funds for specific projects. Management will be required to, and expects to, raise additional capital through the issuance of debt securities and offerings of equity securities in order to fund the Company’s operations, and will attempt to continue raising capital resources until such time as the Company generates revenues sufficient to maintain itself as a viable entity. However, there is no assurance that such financing will be obtained.

The Company’s current focus is to exploit its only assets, which are agreements with the DRSTP concerning oil and gas exploration in Sao Tome, an island nation located in the Gulf of Guinea off the coast of central West Africa, and in a JDZ between Sao Tome and the FRN.  The Company intends to explore forming relationships with other oil and gas companies having technical and financial capabilities to assist the Company in leveraging its interests in Sao Tome and the JDZ. Should circumstances impede the Company from perfecting its interests in the 2001 Agreement or the 2003 Option Agreement with DRSTP, the Company would have only nominal assets. Even if the Company perfects its interests in the 2001 Agreement and the 2003 Option Agreement, there is no certainty that a joint venture partner will be identified to develop the Company’s interests.  The Company currently has no other operations.

The Company has a total of $6.8 million available under debt agreements of $1,800,000 and $5,000,000, respectively, entered into by and between the Company and Chrome (its majority shareholder). The Company has drawn the full amount of the $1,800,000, and has drawn $3,083,723 of the $5,000,000, working capital line of credit, for a total outstanding of $4,883,723 as of June 30, 2003.  It is expected that the Company will continue to borrow funds from Chrome in the future but there is no assurance that funds will be made available or under similar terms. In prior years, the Company was able to raise funds in a timely manner, but there is no assurance that it will continue to do so in the future.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. If the Company is unable to continue as a going concern, the values realized from the Company’s assets may be less than the carrying amounts reported in its financial statements. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

During June 2003, the Company issued 840,000 shares of common stock at $0.30 per share for total net proceeds of $243,750, after expenses of $6,250.  In connection with the sale of stock, 840,000 warrants were issued with a weighted average exercise price of $0.50 per warrant expiring in June 2007.

During the nine months ended June 30, 2003, the Company received notice of conversion of convertible debt and payment of accrued interest into 12,951,524 shares of common stock of which 5,371,725 shares were not issued until July 2003 (see Note 2).

NOTE 5 – PENDING LITIGATION AND OTHER CONTINGENCIES

During February 2001, the Company underwent a change of control.  Following the change of control of the Company, new management and the new board of directors have been required to expend significant Company resources to settle claims and expenses arising out of the conduct of prior management. In addition, the Company faces additional unresolved claims and disputes, including suits seeking recoveries in excess of $1.0 million brought by former employees and former officers for back salary and other amounts.  The Company is defending its position vigorously, but there is no certainty that the Company will prevail.  The Company is proceeding in the hope that a settlement can be reached.  As of June 30, 2003, officers’ salaries of $723,035 have been accrued and management believes this amount will be sufficient to settle any amounts that may be due.

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

In July 2003, seven New York residents filed suit against ERHC for breach of contract and breach of fiduciary duty alleging that they subscribed to purchase shares of ERHC common stock in 1999 pursuant to stock subscription agreements and that ERHC has not issued such shares of common stock. The plaintiffs are seeking an aggregate of 543,500 shares of ERHC common stock they allege were purchased, or alternatively, cash in an unspecified amount not to exceed $500,000 per plaintiff. The Company has until August 17, 2003 to file its answer.

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

During each of the three and nine month periods ended June 30, 2003 and 2002, total expense incurred under this management services agreement was $204,000 and $612,000, respectively.  The Company’s executive officers incurred direct travel and related expenses of approximately $150,000 and $303,000 during the three and nine months ended June 30, 2003, respectively, which were reimbursed to COS or directly to the officers.  The comparable amounts for the three and nine month periods ended June 30, 2002 were approximately $103,000 and $315,000, respectively.  At June 30, 2003 accounts payable and other accrued liabilities included approximately $44,000 owed to one officer for direct travel and related expenses.  There was no comparable balance in 2002.

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

In October 2001, the Company entered into an agreement with a consulting group to represent ERHC in commercial negotiations with potential oil and gas industry partners to participate in the award of licenses in Sao Tome and to assist with other financial related services as deemed necessary.  The Company was required to pay an initial fee of $150,000 for the period October 2001 through January 31, 2002 and $30,000 per month thereafter as well as to reimburse the consulting group for out of pocket expenses.  In addition, the Company is obligated to pay a minimum additional fee of $500,000 contingent upon the successful first closing of a transaction.  The agreement has a term of one year but expires immediately upon written notice of termination by either party, without penalty to either party. In July 2002 the Company entered into a revised agreement with this consulting group which reduces the monthly fee to $12,500 beginning June 1, 2002, provides for the issuance of 300,000 shares of common stock in settlement of $45,000 in accounts payable outstanding at June 30, 2002 and allows the Company the option of settling the $500,000 minimum additional fee above in cash or 2,500,000 shares of common stock.  The agreement was terminated in February 2003.  During the three and nine month periods ended June 30, 2003, total expense incurred under this consulting agreement was $0 and $12,500, respectively.  The comparable amounts for the three and nine month periods ended June 30, 2002 were $57,500 and $288,558, respectively.

In May 2002, the Company entered into an agreement with a consulting group to advise the Company in securing financing of up to $1,500,000 and in structuring a joint venture arrangement with a partner. The Company was required to pay an initial fee of 1,000,000 shares of common stock as well as to reimburse the consultant for out of pocket expenses. In addition, the Company is obligated to pay a fee equal to 2.5% of the amount of capital raised and an additional fee of 2,000,000 shares of common stock contingent upon the successful first closing of a joint venture transaction. During the year ended September 30, 2002, this consulting group assisted the Company in selling 6,600,000 shares of common stock at $0.10 per share resulting in net proceeds of $643,500.  During the nine months ended June 30, 2003, this consulting group assisted the Company in selling 6,840,000 shares of common stock at prices ranging from $0.30 to $0.10 per share resulting in net proceeds of $828,750. During the three and nine month periods ended June 30, 2003, total expenses incurred under this consulting agreement were $6,250 and $21,250, respectively,  all of which was charged against additional paid-in capital.  During the three and nine months ended June 30, 2002, total expenses incurred under this consulting agreement were approximately $9,000. The agreement has an indefinite term extending through the successful first closing of a joint venture transaction but expiring upon seven-day written notice of termination by either party, without penalty to either party.

In June 2002, the Company entered into an agreement with a consultant to assist the Company in securing an agreement with a strategic oil and gas industry partner and to prepare the Company for participation in the award of licenses in Sao Tome.  The Company was required to pay an initial fee of 1,000,000 shares of common stock as well as to reimburse the consultant for out of pocket expenses.  In addition, the Company is obligated to pay fees equal to: (a) 2% of the cash proceeds received by the Company from a partner, (b) 1% of future carried costs paid by the partner and (c) 3,000,000 shares of common stock contingent upon the successful first closing of a transaction. During the three and nine month periods ended June 30, 2003, approximately $2,600 in expenses were incurred under this consulting agreement.  During the three and nine month periods ended June 30, 2002, total expenses incurred under this consulting agreement were approximately $3,800.  The agreement, which had an initial term of one year, has been extended until March 31, 2004 but expires immediately upon written notice of termination by either party, without penalty to either party.

NOTE 6 – SUBSEQUENT EVENTS

In July 2003, the Company issued 1,536,895 shares of Common Stock to one creditor for the conversion of debt and payment of accrued interest in the aggregate amount of $307,379.

In July 2003, the Company issued 190,000 shares of Common Stock to one creditor for an accounts payable balance in the aggregate amount of $51,300.

In July 2003, seven New York residents filed suit against ERHC for breach of contract and breach of fiduciary duty alleging that they subscribed to purchase shares of ERHC common stock in 1999 pursuant to stock subscription agreements and that ERHC has not issued such shares of common stock. The plaintiffs are seeking an aggregate of 543,500 shares of ERHC common stock they allege were purchased, or alternatively, cash in an unspecified amount not to exceed $500,000 per plaintiff. The Company has until August 17, 2003 to file its answer.

In early August 2003, the Company received notice from one creditor for conversion of debt and payment of accrued interest in the aggregate amount of $519,356 for the issuance of 2,596,830 shares of Common Stock.

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

Results of Operations

Three and Nine Month Periods Ended June 30, 2003 Compared to June 30, 2002

During the three and nine month periods ended June 30, 2003, the Company incurred a net loss of $875,449 and $2,323,224, respectively, compared to a net loss of $438,255 and $2,799,970, respectively, for the same periods a year ago. During February 2001, the Company negotiated a management services agreement with Chrome Oil Services Ltd. (“COS”) whereby the Company pays a monthly management fee of $68,000 for various services provided by COS inclusive of all general office expenses incurred.  Total expense incurred under this management services agreement was $204,000 and $612,000, respectively, for each of the three and nine month periods ended June 30, 2003 and 2002.  In addition, the Company’s executive officers incurred direct travel and related expenses of approximately $150,000 and $303,000 during the three and nine months ended June 30, 2003, respectively. The comparable amounts for the three and nine month periods ended June 30, 2002 were approximately $103,000 and $315,000, respectively.  During the three month period ended June 30, 2003, management of COS continued negotiations with officials of the FRN and DRSTP.  The Company anticipates travel related expenses to continue to be significant as the Company further develops its business interests.

In October 2001, the Company entered into an agreement with a consulting group to represent ERHC in commercial negotiations with potential oil and gas industry partners to participate in the award of licenses in Sao Tome and to assist with other financial related services as deemed necessary.  The Company was required to pay an initial fee of $150,000 for the period October 2001 through January 31, 2002 and $30,000 per month thereafter.  This agreement was revised to reduce the monthly fee to $12,500 effective June 1, 2002.  In addition, the Company is obligated to pay a minimum additional fee of $500,000 contingent upon the successful first closing of a transaction.  The agreement has a term of one year but expires immediately upon written notice of termination by either party, without penalty to either party.  The agreement was terminated in February 2003.  Total expense incurred under this agreement was $0 and $12,500 for the three and nine month periods ended June 30, 2003, respectively.  The comparable amounts for the three and nine month periods ended June 30, 2002 were $57,500 and $288,558, respectively.

During the nine months ended June 30, 2003 and 2002, respectively, the Company had no revenues from which cash flows could be generated to support operations and thus relied primarily on borrowings funded from its working capital lines of credit provided by Chrome.  In addition, in 2003 the Company used proceeds from the sale of its common stock under private placements to support operations.

Going Concern

The Company’s independent accountants issued a going concern opinion in connection with the audit of the Company’s financial statements as of September 30, 2002.  The Company’s current liabilities exceed its current assets by $12,096,901 at June 30, 2003.  For the nine months ended June 30, 2003, the Company’s net loss was $2,323,224.  The Company has incurred net losses of $4,084,210 and $6,394,810 in the fiscal years 2002 and 2001, respectively. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. The Company is in ongoing negotiations to raise general operating funds and funds for specific projects. Management will be required to, and expects to, raise additional capital through the issuance of debt securities and offerings of equity securities in order to fund the Company’s operations, and will attempt to continue raising capital resources until such time as the Company generates revenues sufficient to maintain itself as a viable entity. However, there is no assurance that such financing will be obtained.

The Company’s current focus is to exploit its only assets, which are agreements with the DRSTP concerning oil and gas exploration in Sao Tome, an island nation located in the Gulf of Guinea off the coast of central West Africa, and in a JDZ between Sao Tome and the FRN.  The Company intends to explore forming relationships with other oil and gas companies having technical and financial capabilities to assist the Company in leveraging its interests in Sao Tome and the JDZ. Should circumstances impede the Company from perfecting its interests in the 2001 Agreement or the 2003 Option Agreement with DRSTP, the Company would have only nominal assets. Even if the Company perfects its interests in the 2001 Agreement and the 2003 Option Agreement, there is no certainty that a joint venture partner will be identified to develop the Company’s interests.  The Company currently has no other operations.

The Company has a total of $6.8 million available under debt agreements of $1,800,000 and $5,000,000, respectively, entered into by and between the Company and Chrome (its majority shareholder). The Company has drawn the full amount of the $1,800,000, and has drawn $3,083,723 of the $5,000,000, working capital line of credit, for a total outstanding of $4,883,723 as of June 30, 2003.  It is expected that the Company will continue to borrow funds from Chrome in the future but there is no assurance that funds will be made available or under similar terms.  In prior years, the Company was able to raise funds in a timely manner, but there is no assurance that it will continue to do so in the future.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. If the Company is unable to continue as a going concern, the values realized from the Company’s assets may be less than the carrying amounts reported in its financial statements. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Liquidity and Capital Resources

Historically, the Company has financed its operations from the sale of its debt and equity securities (including the issuance of its securities in exchange for goods and services) and bank and other debt. The Company had expected to finance its operations and further development plans during fiscal 2003 and 2002 in part through additional debt or equity capital and in part through cash flow from operations.  There have been no cash flows generated from operations in the past two years and the Company has been able to raise additional equity capital of $828,750 during the nine months ended June 30, 2003 and $643,500 in fiscal 2002 from the sales of its common stock under private placements, net of expenses.

Therefore, during the nine months ended June 30, 2003 and fiscal year 2002 the Company has relied entirely on 1) borrowings provided under various debt agreements entered into by and between the Company and its majority shareholder Chrome, 2) conversions of interest and principal due on its convertible notes by the issuance of common stock and 3) proceeds generated from the sale of its common stock under private placements.

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

In May 2002, the Company entered into an agreement with a consulting group to advise the Company in securing financing of up to $1,500,000 and in structuring a joint venture arrangement with a partner. During the three and nine months ended June 30, 2003, the consulting group assisted the Company in selling 840,000 shares of common stock at $0.30 per share resulting in net proceeds of $243,750 and 6,840,000 shares of common stock at a range from $0.30 to $0.10 per share resulting in net proceeds of $828,750, respectively.  During the year ended September 30, 2002, the consulting group assisted the Company in selling 6,600,000 shares of common stock at $0.10 per share, of which 2,600,000 were not issued until December 2002, resulting in net proceeds of $643,500.

In June 2002, the Company entered into an agreement with a consultant to assist the Company in securing an agreement with a strategic oil and gas industry partner to prepare the Company for participation in the award of licenses in the EEZ and the JDZ.

As of August 8, 2003, the Company had reduced the amount borrowed to approximately $2,998,000 under this $5.0 million working capital line of credit from Chrome.  It is expected that the Company will continue to borrow funds under this working capital line of credit in the future but there is no assurance that funds will be made available or under similar terms.  Chrome is not obligated to provide future borrowings in excess of its existing committed lending obligations.  In prior years, the Company was able to raise funds in a timely manner, but there is no assurance that it will continue to do so in the future.

Working Capital

As of June 30, 2003, the Company had negative working capital of $12,096,901 of which $1,710,542 relates to accrued interest and $723,035 relates to accrued officers salaries, both of which will most likely be settled by the issuance of shares of common stock of the Company.  As of June 30, 2003, the Company had drawn the full amount available of $1,800,000 under one working capital line of credit and $3,083,723 had been advanced to the Company under another $5,000,000 working capital line credit with Chrome.  As of August 8, 2003, the Company had reduced the amount borrowed to approximately $2,998,000 under this working capital line of credit.  This working capital line of credit is convertible into shares of Common Stock at a rate of $0.20 per share.

The Company intends to utilize any available sources of cash funds to provide for general corporate overhead and to pursue its interests under the 2001 Agreement and the 2003 Option Agreement.

Significant Accounting Policies

Impairment of Long Lived Assets

On a quarterly basis, the Company assesses impairment in value of long-lived assets and certain identifiable intangibles to be held and used. The Company evaluates the possibility of impairment by comparing anticipated undiscounted cash flows to the carrying amount of the related long-lived assets. If such cash flows are less than carrying value, the Company then reduces the asset to its fair value using an estimate of recoverability on a discounted cash flow basis.  Various factors such as anticipated cash flows and  proceeds from a sale or proceeds expected to be realized from third party participation in development opportunities are part of this analysis.  Since the Company’s only asset is its JDZ/EEZ Concession any change in the terms of these agreements may also impact the future recoverability of this asset. Future results could differ from the Company’s projections with a resulting adjustment to income in such period.  As of June 30, 2003 there have been no events or circumstances that would require an impairment of the Company’s JDZ/EEZ Concession.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s current operations focus on exploiting its rights to participate in exploration and production activities in the territorial waters of Sao Tome (the “EEZ”) and in the JDZ.  The Company intends to explore forming relationships with other oil and gas companies with technical and financial resources to assist the Company in leveraging its interests.  Should circumstances impede the Company from perfecting its interests in the 2001 Agreement or the 2003 Option Agreement, the Company would have only nominal assets. Even if the Company perfects its interests in the 2001 Agreement and the 2003 Option Agreement, there is no certainty that a joint venture partner will be identified to develop the Company’s interests.  The Company currently has no other operations.  Currently we transact business almost exclusively in the United States.  As a result, our financial statement results are unlikely to be affected significantly by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

The Company’s only asset is its interest in the JDZ/EEZ Concession which provides ERHC with rights to participate in exploration and production activities in the Gulf of Guinea off the coast of central West Africa.  This geographic area of interest is controlled by foreign governments that have historically experienced volatility, which is out of management’s control. The Company’s ability to exploit its interests in the concession may be impacted by this circumstance.

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

Charles Briley v. ERHC.  Fifteenth Judicial District Court, Lafayette Parish, Louisiana, No. 2002-2016 (filed April 18, 2002).  Charles Briley has filed this breach of contract action alleging that he is a former consultant to the Company, and that he is due unpaid consulting fees. He seeks recovery of approximately $30,000, plus 125,000 shares of “Rule 144” shares of common stock of the Company.  The case is in the discovery phase, and no trial date has been set.

George LeBlanc v. ERHC.  Fifteenth Judicial District Court, Lafayette Parish, Louisiana, No. 2002-2017 (filed April 18, 2002).  George LeBlanc, a former ERHC consultant, has filed this breach of contract action alleging that he is due unpaid consulting fees totaling $15,500, along with 125,000 “Rule 144” shares of company common stock.  The case is in the discovery phase, and no trial date has been set.

Robert McKnight v. ERHC.  Fifteenth Judicial District Court, Lafayette Parish, Louisiana, No. 2002-2018 (filed April 18, 2002).  Robert McKnight, a former ERHC consultant, has filed this breach of contract action alleging that he is due unpaid consulting fees totaling $83,000, along with $8,619 in unpaid medical bills.  The case is in the discovery phase, and no trial date has been set.

Jerome Rappaport, et al v. ERHC, et al.  Supreme Court of the State of New York, County of Suffolk, New York, No. 03-15879 (filed July 17, 2003).  Seven New York residents filed suit against ERHC for breach of contract and breach of fiduciary duty alleging that they subscribed to purchase shares of ERHC common stock in 1999 pursuant to stock subscription agreements and that ERHC has not issued such shares of common stock. The plaintiffs are seeking an aggregate of 543,500 shares of ERHC common stock they allege were purchased, or alternatively, cash in an unspecified amount not to exceed $500,000 per plaintiff. The Company has until August 17, 2003 to file its answer.

Item 2.  Changes in Securities

In June and July 2003, the Company issued 8,308,975 shares of common stock to six creditors for the conversion of debt and payment of accrued interest in the aggregate amount of $1,661,866.

In June 2003, the Company issued 840,000 share of common stock to a resident of a non U.S. jurisdiction pursuant to Regulation S of the Securities Act of 1933, as amended, in connection with a stock subscription agreement entered into and collected in June 2003 in the aggregate amount of $250,000.  The Company incurred $6,250 of expenses in connection with this sale.

In July 2003, the Company issued 1,536,895 shares of common stock to one creditor for the conversion of debt and payment of accrued interest in the aggregate amount of $307,379.

In July 2003, the Company issued 190,000 shares of common stock to one creditor for an accounts payable balance in the aggregate amount of $51,300.

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

Exhibit 11.1	Computation of Earnings Per Share

Exhibit 31.1	Certification Required Under Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b)                    REPORTS ON FORM 8-K

Form 8-K	Option Agreement dated April 2, 2003, by and between the Company and the Democratic Republic of Sao Tome and Principe filed with the Securities and Exchange Commission on April 16, 2003.

Administration Agreement dated April 7, 2003, by and between the Company and The Nigeria – Sao Tome and Principe Joint Development Authority filed with the Securities and Exchange Commission on April 16, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons, in the capacities and on the dates indicated below, have signed this report.

ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

Name		Title	Date

/s/	Sir Emeka Offor	Chairman of Board	August 14, 2003
Sir Emeka Offor

/s/	Chude Mba	Chief Executive Officer,	August 14, 2003
	Chude Mba	President and Director

/s/	Nicolae Luca	Director	August 14, 2003
Nicolae Luca

/s/	Eze Echesi	Chief Financial Officer	August 14, 2003
Eze Echesi

/s/	Peter C. Ntephe	Secretary	August 14, 2003
Peter C. Ntephe