Form 10-K
period 2003-09-30
ENVIRONMENTAL REMEDIATION HOLDING CORP
filed 2003-12-29
CIK 799235

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2003

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

713-626-4700
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act: common stock

Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

The issuer had no revenues for the year ended September 30, 2003.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sales price of $0.31 per share on the “over the counter bulletin board” on December 19, 2003, was $97,263,587.

As of December 19, 2003 registrant had 586,074,034 shares of common stock, par value $0.0001 per share, outstanding.

This annual report contains forward-looking statements.  These statements relate to future events or Environmental Remediation Holding Corporation’s (“Company” or “ERHC”) future financial performance and involve known and unknown risks, uncertainties and other factors that may cause ERHC or its industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or the negative of these terms or other comparable terminology.  These statements are only predictions.  Actual events or results may differ materially.

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

PART I

Item 1.    Description of Business

Overview

ERHC is an independent oil and gas company.  The Company was formed in 1986, as a Colorado corporation, and was engaged in a variety of businesses until 1996, at which time it began its current operations as an independent oil and gas company.  The Company’s goal is to maximize its value through profitable growth in oil and gas reserves and production in the Gulf of Guinea off the coast of central West Africa and to acquire interests in non-producing oil and gas properties, particularly high potential international prospects in known oil and natural gas producing areas. The Company’s current focus is to exploit its only assets, which are agreements with the Democratic Republic of Sao Tome & Principe (“DRSTP”) concerning oil and natural gas exploration in the exclusive territorial waters of Sao Tome (the “Exclusive Economic Zone” or “EEZ”) and with the Nigeria-Sao Tome and Principe Joint Development Authority (the “JDA”) and DRSTP in a Joint Development Zone (“JDZ”) between Sao Tome and the Federal Republic of Nigeria (“FRN”) (“JDZ/EEZ Concession”).  The Company intends to explore forming relationships with other oil and gas companies having technical and financial capabilities to assist the Company in leveraging its interests in the EEZ and the JDZ. The Company currently has no other operations.

Change in Control

On February 15, 2001, pursuant to a Purchase Agreement dated December 31, 2000, as amended by a First Amendment dated January 31, 2001 (as amended, the “Purchase Agreement”), between Chrome Energy, L.L.C., a Delaware limited liability company (“Chrome”), Talisman Capital Opportunity Fund Ltd. (“Talisman”), and TC Hydro Carbon, Inc., a Delaware corporation (“TCHC”  or “TC Hydro Carbon”  and, together with Talisman, the “Sellers”), Chrome purchased from the Sellers for $6,000,000 cash the following:  (a) 375,000,000 shares of Company common stock, par value $0.0001 per share, owned of record by TC Hydro Carbon; (b) 2,244,385 shares of common stock held and owned of record by Talisman; (c) a convertible senior subordinated note from the Company due October 15, 2002, in the principal amount of $750,000 owned and held by Talisman; (d) a convertible note from the Company due October 26, 2000, in the principal amount of $500,000, owned and held by Talisman; (e) a senior secured 8.0% exchangeable promissory note, also referred to as the line of credit, from the Company due September 1, 2004, in the principal amount of $4,000,000 owned and held by TC Hydro Carbon; (f) a warrant certificate dated October 26, 1998, owned and held by Talisman providing the right to purchase 750,000 shares of common stock until October 26, 2008; (g) a warrant certificate dated as of October 26, 1998, owned and held by Talisman providing the right to purchase 750,000 shares of common stock until October 26, 2008; (h) a second warrant certificate dated October 15, 1997, owned by Talisman providing the right to purchase 45,000 shares of common stock until October 15, 2002, which was not extended; and (i) a warrant certificate dated as of April 23, 1999 owned by Talisman providing the right to purchase 1,000,000 shares of common stock until April 2009.  Subsequent to February 15, 2001, Chrome transferred to its financial advisors an aggregate of 116,629,564 shares of common stock acquired in this transaction.

Chrome currently owns directly 262,320,527 shares of common stock, of which 260,614,821 were acquired as a result of the Purchase Agreement.  Upon consummation of the purchase by Chrome of the securities of the Company, the

Company’s three directors prior to the February 15, 2001 elected three new directors.  Immediately after the election of these new directors, the three prior directors resigned from the board of directors.  The new directors appointed the new executive officers of the Company.

Corporate History; Former Operations

The Company was formed in 1986, as a Colorado corporation, and was engaged in a variety of businesses until 1996, at which time it began its current operations as an independent oil and gas company.  Since the commencement of its oil and gas operations, the Company acquired interests in the Nueces River area of south Texas, which were abandoned in 1999, and acquired interests on the Uintah and Ouray Indian Reservations in Utah, which were sold in August 1999.  The Company also acquired a lease in oil fields located in Wichita County, Texas, which was subsequently assigned to a former shareholder.  However, in connection with the lease in Wichita County, the Company may remain liable for certain plugging and abandonment costs, estimated to be approximately $500,000, which have been accrued as of September 30, 2003 and 2002.

Current Business Operations

In May 1997, the Company entered into an exclusive joint venture with the DRSTP (the “1997 Agreement”). The 1997 Agreement required the Company to pay a $5,000,000 concession fee to the Sao Tome government.  In July 2002, the 1997 Agreement was replaced by a Memorandum of Agreement (the “2001 Agreement”) which was embodied in a Consent Award issued by the arbitrator as a result of the satisfaction of several conditions, including the ratification of a treaty between the FRN and the DRSTP.

The 2001 Agreement gives the Company rights to participate in exploration and production activities in both the exclusive territorial waters of Sao Tome referred to as the Exclusive Economic Zone and an area between Sao Tome and the FRN that the two nations have designated as a JDZ.

In April 2003, the Company and DRSTP entered into an Option Agreement (the “2003 Option Agreement”) in which the Company relinquished certain financial interests in the JDZ in exchange for exploration rights in the JDZ.  In April 2003, the Company additionally entered into an Administration Agreement with the JDA.  The Administration Agreement is the formal agreement by the JDA that it will fully implement ERHC’s preferential rights to acreage interests in the JDZ as set forth in the 2003 Option Agreement and describes certain procedures regarding the exercising of these rights.  The Company retains exploration rights in the EEZ via the 2001 Agreement and has acquired exploration rights in the JDZ via the 2003 Option Agreement.

Under the 2003 Option Agreement, ERHC may exercise options to acquire fractional working interests in six (6) of the nine (9) blocks that have been announced by the JDA will be available for bidding in the JDZ.  A block is an area designated as an individual unit for exploration or production of crude oil and natural gas. These options must be exercised in sequence and are subject to certain restrictions of choice.  Additionally, the amount of signature bonus that is payable by ERHC to acquire these working interests is zero in four (4) blocks.  ERHC must pay its proportionate share of any signature bonuses in two (2) blocks.  Specifically, the percentages and signature bonuses payable in each option pick are as follows:

ERHC received the following rights under the 2003 Option Agreement:

Option Pick	Working Interest Percentage	Signature Bonus Payable
ERHC Choice 1	15%	$0
ERHC Choice 2	15%	100% of 15% of the total Signature Bonus
ERHC Choice 3	20%	$ 0
ERHC Choice 4	30%	$ 0
ERHC Choice 5	25%	$ 0
ERHC Choice 6	20%	100% of 20% of the total Signature Bonus

Interpretation carried out by WesternGeco has enabled the identification of 56 prospective structures within Blocks 1 to 9, of which 17 were defined as prospects and 39 as leads.  Of particular interest to ERHC, however, is the recoverable reserve potential of Blocks 1, 2 and 4.  WesternGeco identified six High Confidence prospects in these three blocks alone with estimated cumulative recoverable reserves potential of 4.5 billion barrels of oil.   WesternGeco used reservoir parameters similar to those known from nearby fields in Nigeria and Equatorial Guinea.  Combined recoverable reserves potential of the 17 prospects was estimated by WesternGeco to be 14.4 billion barrels of oil.  WesternGeco partitioned these reserves on a block-by-block basis for ERHC’s exclusive use in the bidding and option selection process relating to the JDZ licensing round.

The scope of the WesternGeco report was to interpret and map seismic data, highlight prospectivity and calculate volumetrics.  It did not include any attempt to comply with any SEC definition of reserves.  The United States Securities and Exchange Commission permits oil and gas companies, in their filings with the SEC, to disclose only proved reserves that a company has demonstrated by actual production or conclusive formation tests to be economically and legally producible under existing economic and operating conditions.

Pursuant to the 2003 Option Agreement, ERHC agreed to relinquish the following rights previously granted under the 2001 Agreement:

•                  10% of the DRSTP share of all Profit Oil (as defined) received from operations conducted in the JDZ.

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

The above is only a brief summary of the terms of the 2001 Agreement and the 2003 Option Agreement and such summary does not purport to be complete and is qualified in its entirety by reference to the text of the 2001 Agreement and the 2003 Option Agreement (any and all related documents), which have been filed by the Company and which are available on the U.S. Securities and Exchange Commission’s (“SEC”) web site at www.sec.gov.

Government Regulation

The development, production and sale of crude oil and natural gas is subject to extensive laws and regulations, including environmental laws and regulations. In the event the Company begins exploration and development of any oil and natural gas properties, it may be required to make large expenditures to comply with environmental and other governmental regulations. Matters subject to regulation include:

•                  discharge permits for drilling operations;

•                  bonds for ownership, development and production of oil and natural gas properties;

•                  reports concerning operations; and

•                  taxation.

Under these laws and regulations, the Company could be liable for personal injuries, property damage, oil spills, discharge of hazardous materials, remediation and clean-up costs and other environmental damages. If the Company failed to comply with these laws and regulations, it could result in the suspension or termination of the Company’s operations and subject it to administrative, civil and criminal penalties.  Moreover, these laws and regulations could change in ways that substantially increase the Company’s costs.  Accordingly, any of these liabilities, penalties, suspensions, terminations or regulatory changes could have a materially adverse effect on the Company’s financial condition and results of operations.

Employees

The Company currently has three officers and support staff that provide services to the Company pursuant to a management services agreement between the Company and an operating company affiliated with Chrome and Sir Emeka Offor, the chairman of the board of directors of the Company.

Risk factors that may affect the results of operations and financial condition of the Company

You should carefully consider the risks described below before making any investment decision related to the Company’s securities.  The risks and uncertainties described below are not the only ones facing the Company.  Additional risks and uncertainties not presently known or that the Company currently deems immaterial also may impair its business operations.  If any of the following risks actually occur, the Company’s business could be harmed.

No Business Operations

The Company’s only assets are agreements with DRSTP concerning oil and natural gas exploration in the EEZ and with the JDA in the JDZ between Sao Tome and the FRN.  The Company’s operations have been limited to sustaining and managing its rights under these agreements.

Concentration of Risk

The Company’s only assets are agreements with DRSTP and the JDA which provide ERHC with rights to participate in exploration and production activities in the Gulf of Guinea off the coast of central West Africa.  This geographic area of interest is controlled by foreign governments that have historically experienced volatility, which is out of management’s control. The Company’s ability to exploit its interests in the agreements in this area may be impacted by this circumstance.

Concentration of Control

Chrome, which appointed the Company’s board of directors, beneficially owns approximately 50.33% of the outstanding common stock, including shares that Chrome may acquire upon the conversion of convertible debt and the exercise of warrants as of December 19, 2003.  As a result, Chrome has the ability to substantially influence, and may effectively control, the outcome of corporate actions requiring stockholder approval, including the election of directors.  This concentration of ownership may have the effect of delaying or preventing a future change in control of the Company.

Going Concern Opinion; Lack of Liquidity

For the year ended September 30, 2003, the Company’s independent auditors stated that the Company’s financial condition raises substantial doubts about its ability to continue as a going concern.  The Company has incurred net losses of $3,153,882, $4,084,210, and $6,394,810 in fiscal years 2003, 2002 and 2001, respectively, and has a working capital deficit of $16,226,762 as of September 30, 2003.  Since the Company currently has no business operations, it has no internal sources of funding.  The Company has been dependent on external sources of funding for its prior operations, and will continue to be dependent on such sources until it is able to generate sufficient operating cash flow, which may not occur on a timely basis, if at all.  Although the Company has received funding from its shareholders in the past, it should not be assumed that such funds will be available in the future or that the shareholders are obligated to fund any amounts in excess of the committed lending obligations.

Stock Price Volatility

The market price of the Company’s common stock has experienced fluctuations that are unrelated to its operating performance and have been dramatic.  The market price of the common stock has been highly volatile.  The Company can provide no assurance that its current price will be maintained.

Penny Stock Regulations

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks.”  Penny stocks generally are equity securities with a share price of less than $5.00.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market.  These disclosure requirements may have the effect of reducing the level of trading activity in any secondary market for a stock that becomes subject to the penny stock rules.  The Company’s common stock may be subject to the penny stock rules, and accordingly, investors in the common stock may find it difficult to sell their shares in the future, if at all.

Susceptibility to General Economic Conditions

The Company’s revenues and results of operations will be subject to fluctuations based upon the general economic conditions both in the United States and internationally.  If there were to be a general economic downturn or a recession in the oil and gas industry, the Company’s future revenues and the value of its oil and natural gas exploration concession could be materially adversely affected.  In the event of such an economic downturn, there can be no assurance that the Company’s business, operating results and financial condition would not be materially and adversely affected.

Item 2.    Description of Property

The Company’s office is located at 5444 Westheimer Road, Suite 1570, Houston, Texas 77056.  These premises are leased by Chrome Oil Services Ltd. or (“COS”), and pursuant to a management services agreement, COS provides the space to the Company. This lease for approximately 1,900 sq. ft. of office space expires in February 2006.

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

Sam L. Bass, Jr. v. ERHC.  U.S. District Court, Western District of Louisiana, No. 6:99CV1668.  This case was commenced in 1999 by a former officer and director of the Company, asserting claims for past due salaries, penalty wages and attorney’s fees.  The plaintiff is seeking damages of approximately $1.2 million in damages.  The named plaintiff in the case has died and his widow and executrix, Sheila Bass, has substituted herself as plaintiff.  The trial is set for April 2004.  The case is currently in the advanced stages of discovery.

Charles Briley v. ERHC.  Fifteenth Judicial District Court, Lafayette Parish, Louisiana, No. 2002-2016 (filed April 18, 2002).  Charles Briley has filed this breach of contract action alleging that he is a former consultant to the Company, and that he is due unpaid consulting fees. He seeks recovery of approximately $30,000, plus 125,000 shares of restricted common stock.  The case is in the discovery phase, and no trial date has been set.

George LeBlanc v. ERHC.  Fifteenth Judicial District Court, Lafayette Parish, Louisiana, No. 2002-2017 (filed April 18, 2002).  George LeBlanc, a former ERHC consultant, has filed this breach of contract action alleging that he is due unpaid consulting fees totaling $15,500, along with 125,000 shares of restricted common stock.  The case is in the discovery phase, and no trial date has been set.

Robert McKnight v. ERHC.  Fifteenth Judicial District Court, Lafayette Parish, Louisiana, No. 2002-2018 (filed April 18, 2002).  Robert McKnight, a former ERHC consultant, has filed this breach of contract action alleging that he is due unpaid consulting fees totaling $83,000, along with $8,619 in unpaid medical bills.  The case is in the discovery phase, and no trial date has been set.

Jerome Rappaport, et al  v. ERHC, et al.  Supreme Court of the State of New York, County of Suffolk, New York, No. 03-15879 (filed July 17, 2003).  Seven New York residents filed suit against ERHC for breach of contract and breach of fiduciary duty alleging that they subscribed to purchase shares of ERHC common stock in 1999 pursuant to stock subscription agreements and that ERHC has not issued such shares of common stock. The plaintiffs are seeking an aggregate of 543,500 shares of common stock they allege were purchased, or alternatively, cash in an unspecified amount not to exceed $500,000 per plaintiff.  Hearing is set for January 15, 2004.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Registrant’s common stock and Related Shareholder Matters

ERHC’s common stock is currently traded on the OTC Bulletin Board under the symbol “ERHC”.  The market for the Company’s common stock is sporadic and highly volatile.  The following table sets forth the closing sales price per share of the common stock for the past two fiscal years.  These prices reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

	High	Low
	(per share)
Fiscal Year 2003

First Quarter	$0.12	$0.07
Second Quarter	$0.19	$0.09
Third Quarter	$0.42	$0.14
Fourth Quarter	$0.39	$0.20

Fiscal Year 2002

First Quarter	$0.29	$0.10
Second Quarter	$0.28	$0.15
Third Quarter	$0.22	$0.10
Fourth Quarter	$0.19	$0.09

On December 19, 2003, the closing price of the common stock as reported on the “OTC Bulletin Board” was $0.31.  As of December 19, 2003, there were approximately 2,259 record owners of the common stock.  It is the Company’s present policy not to pay cash dividends and to retain future earnings to support growth.  Any payment of cash dividends in the future will be dependent upon the amount of funds legally available, the Company’s earnings, financial condition, capital requirements, and other factors that the board of directors may deem relevant.  The Company has not paid any dividends during the last two fiscal years and does not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

Set forth below is certain information concerning all issuances of securities by us during the fourth quarter ended September 30, 2003, that were not registered under the Securities Act and that have been previously reported.  All sales of the securities were made by our officers who received no commission or other remuneration for the solicitation of any person in connection with the respective sales of securities described.

In July and August 2003, the Company issued 4,133,725 shares of common stock to one creditor for the conversion of debt and payment of accrued interest in the aggregate amount of $826,735.

In June 2003, the Company issued 1,000,000 shares of common stock to a resident of a non-U.S. jurisdiction pursuant to Regulation S of the Securities Act of 1933, as amended, in connection with a stock subscription agreement entered into and collected in June 2003 in the aggregate amount of $250,000.  The Company incurred $6,250 of expenses in connection with this sale.  In conjunction with the sale of these shares the Company also issued 1,000,000 warrants with an exercise price of $0.50 per share expiring in September 2007.

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

Item 6. Selected Financial Data

The selected financial data of the Company presented below as of September 30, 2003, have been derived from the Financial  Statements of the Company.  The Financial Statements have been audited by Pannell Kerr Forster of Texas, P.C., independent public accountants, and such financial information for the three years ended September 30, 2003 is included elsewhere in this Form 10-K. The data set forth below should be read in conjunction with the Company’s Financial  Statements, related  notes thereto and “Management’s Discussion and Analysis of Financial Condition and Plan of Operations.”

	Fiscal Years ended September 30,
Statements of Operations Data	1999	2000	2001	2002	2003

Revenues	$—	$—	$—	$—	$—

Operating expenses	19,727,835	1,958,880	6,394,810	4,084,210	3,153,882

Net loss	$(19,727,835)	$(1,958,880)	$(6,394,810)	$(4,084,210)	$(3,153,882)

Net loss per share	$(0.16)	$—	$(0.01)	$(0.01)	$(0.01)

Weighted average
common stock
outstanding	120,005,321	493,581,196	516,136,369	542,680,423	566,566,330

Balance Sheet Data (as of September 30,)

DRSTP Concession fee	$5,000,000	$5,000,000	$5,550,000	$5,630,000	$5,679,000

Total assets	6,349,356	6,180,912	5,631,952	5,672,064	5,735,744

Total liabilities	11,945,660	13,440,215	17,436,065	17,739,198	16,283,506

Stockholders’ deficit	(5,596,304)	(7,259,303)	(11,804,113)	(12,067,134)	(10,547,762)

Item 7.  Management’s Discussion and Analysis of Financial Condition and Plan of Operations

You must read the following discussion of the results of the operations and financial condition of the Company in conjunction with its financial statements, including the notes included in this Form 10-K filing.  The Company’s historical results are not necessarily an indication of trends in operating results for any future period.

Overview

ERHC is an independent oil and gas company.  The Company was formed in 1986, as a Colorado corporation, and was engaged in a variety of businesses until 1996, at which time it began its current operations as an independent oil and gas company.  The Company’s goal is to maximize its value through profitable growth in oil and gas reserves and production in the Gulf of Guinea off the coast of central West Africa and to acquire interests in non-producing oil and gas properties, particularly high potential international prospects in known oil and natural gas producing areas. The Company’s current focus is to exploit its only assets, which are agreements with the Democratic Republic of Sao Tome & Principe (“DRSTP”) concerning oil and natural gas exploration in the exclusive territorial waters of Sao Tome (the “Exclusive Economic Zone” or “EEZ”) and with the Nigeria-Sao Tome and Principe Joint Development Authority (the “JDA”) and DRSTP in a Joint Development Zone (“JDZ”) between Sao Tome and the Federal Republic of Nigeria (“FRN”) (“JDZ/EEZ Concession”).  The Company intends to explore forming relationships with other oil and gas companies having technical and financial capabilities to assist the Company in leveraging its interests in the EEZ and the JDZ. The Company currently has no other operations.

Critical Accounting Policies

In December 2001, the SEC requested that companies discuss their most “critical accounting policies” in the Management’s Discussion and Analysis section of their reports.  The SEC indicated that a “critical accounting policy” is one that is important to the portrayal of a company’s financial condition and operating results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

The Company has identified the policies below as critical to its business operations and the understanding of its results of operations.  The impact and any associated risks related to these policies on the Company’s business operations is discussed throughout this section where such policies affect our reported and expected financial results.  Our preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, and that effect the disclosure of contingent assets and liabilities.  There is no assurance that actual results will not differ from those estimates and assumptions.

Concentration of risks

The Company primarily transacts its business with one financial institution. From time to time the amount on deposit in that one institution exceeds the $100,000 federally insured limit.  The balances are maintained in demand accounts to minimize risk.

The Company’s current focus is to exploit its only assets, which are agreements with the DRSTP concerning oil and gas exploration in EEZ and with the JDA concerning oil and gas exploration in the JDZ.  The Company intends to explore forming relationships with other oil and gas companies having technical and financial capabilities to assist the Company in leveraging its interests in the EEZ and the JDZ. Should circumstances impede the Company from perfecting its interests in the 2001 Agreement with DRSTP, or the 2003 Option Agreement the Company’s business would be materially affected. Should the Company perfect its interests in the 2001 Agreement and the 2003 Option Agreement, there is no certainty that a joint venture partner will be identified to develop the Company’s interests.  The Company currently has no other operations.

Impairment of long-lived assets

The Company evaluates the recoverability of long-lived assets when events and circumstances indicate that such assets might be impaired.  The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts.  Impairments are charged to operations in the period to which events and circumstances indicate that such assets might be impaired.  Management of the Company has evaluated its investment in its DRSTP concession fee and believes that there have been no events or circumstances that would indicate that such asset might be impaired.

Results of Operations

Year ended September 30, 2003 Compared to Year Ended September 30, 2002

During the year ended September 30, 2003, the Company incurred a net loss of $3,153,882, compared to a net loss of $4,084,210 for the year ended September 30, 2002.  A significant portion of the decrease in net loss for the year ended September 30, 2003 was attributable to a $693,000 decrease in financial consulting expense in 2003.  During 2002 there were three consultants that comprised $680,000 of the overall decrease that were used general fund raising efforts of which there was no such expense incurred during the current year.  Corporate legal expenses decreased by approximately $78,000 due to the corporate structure being put into place during 2002 and accounting expenses decreased by $91,000 due to less corporate tax consultation required.  Overall business travel decrease by approximately $105,000 due to fewer trips required in 2003 compared to 2002 as the agreements with the DRSTP are now in place and involvement by Chrome executives during 2003 and corresponding travel from Nigeria to the United States was not as frequent.  These corresponding decreases in expense were offset by approximately $37,000 of various expenses incurred in carrying out the ongoing activities of the Company, of which no one single amount was deemed to be significant.

During February 2001, the Company negotiated a management services agreement by and between Chrome Oil Services Ltd. (“COS”) and the Company whereby the Company would pay a monthly management fee of $68,000 for various services to be provided by COS inclusive of all general office expenses. Total expenses incurred under this management services agreement were $816,000 for each of the years ended September 30, 2003 and 2002. The Company’s executive officers incurred significant travel expenses of approximately $434,000 and $407,000 for the years ended September 30, 2003 and 2002, respectively, as they continued negotiations with officials of the FRN and DRSTP as well as numerous trips to the United States from Nigeria by several Chrome executives while managing the ongoing affairs of the Company.  The Company anticipates travel related expenses to continue to be significant as the Company further develops its business interests.  The net loss per common share was $0.01, basic and diluted, for the year ended September 30, 2003 compared to a net loss per common share of $0.01, basic and diluted, for the year ended September 30, 2002.

During 2003 and 2002, the Company had no revenues from which cash flows could be generated to support operations and thus relied on borrowings funded from its line of credit provided by Chrome as well as the sale of common stock .

Year Ended September 30, 2002 Compared to Year Ended September 30, 2001

During the year ended September 30, 2002, the Company incurred a net loss of $4,084,210, compared to a net loss of $6,394,810 for the year ended September 30, 2001.  A significant portion of the decrease in net loss for the year ended September 30, 2002 was attributable to $1,425,000 of expense incurred in 2001 as a result of the issuance of common stock of the Company to an entity controlled by an officer of the Company and a consultant as compensation for completing the Purchase Agreement by and between Chrome and Talisman of which there was no such expense incurred during fiscal 2002.  In addition, during the year ended September 30, 2001, the Company abandoned its investment and a claim for reimbursement from STPetro totaling $1,125,557 due to developments regarding a proposed treaty between the FRN and DRSTP which would result in STPetro being dissolved.  Interest expense for the year ended September 30, 2002 was $250,351 higher than the same period in 2001 due to additional borrowings under the Company’s line of credit with Chrome.

Total expenses incurred under the Company’s management services agreement with COS were $816,000 for the year ended September 30, 2002 compared to approximately $505,000 for the year ended September 30, 2001. The increase in expense is due to the COS management agreement being in place for the entire year in 2002 compared to eight months in 2001. The Company’s executive officers incurred significant travel expenses of approximately $407,000 and $962,000 for the years ended September 30, 2002 and 2001, respectively, as they continued negotiations with officials of the FRN and DRSTP as well as numerous trips to the United States from Nigeria by several Chrome executives while managing the ongoing activities of the Company.  The net loss per common share was $0.01, basic and diluted, for the year ended September 30, 2002 compared to a net loss per common share of $0.01, basic and diluted, for the year ended September 30, 2001.

During 2002 and 2001, the Company had no revenues from which cash flows could be generated to support operations and thus relied on borrowings funded from its line of credit provided by Chrome in fiscal year 2002 and Chrome and TC Hydro Carbon in fiscal 2001 as well as the sale of common stock in 2002.

Going Concern

For the year ended September 30, 2003, the Company’s independent auditors stated that the Company’s financial condition raises substantial doubts about its ability to continue as a going concern.  The Company’s current liabilities exceed its current assets by $16,226,762 at September 30, 2003.  The Company has incurred net losses of $3,153,882, $4,084,210 and $6,394,810 in fiscal years 2003, 2002 and 2001, respectively.  These conditions raise substantial doubt as to the ability of the Company to continue as a going concern.  The Company is in ongoing negotiations to raise general operating funds and funds for specific projects.  Management will be required to, and expects to, raise additional capital through the issuance of debt securities and offerings of equity securities to fund the Company’s operations, and will attempt to continue raising capital resources until such time as the Company generates revenues sufficient to maintain itself as a viable entity.  However, there is no assurance that such financing will be obtained.

The Company’s current focus is to exploit its only assets, which are agreements with the DRSTP and the JDA concerning oil and natural gas exploration in the EEZ and the JDZ.  The Company intends to explore forming relationships with other oil and gas companies having technical and financial capabilities to assist the Company in leveraging its interests in the EEZ and the JDZ. Should circumstances impede the Company from perfecting its interests in the 2001 Agreement and the 2003 Option Agreement with DRSTP, the Company’s business would be materially adversely affected.  Should the Company perfect its interests in the 2001 Agreement and the 2003 Option Agreement, there is no certainty that a joint venture partner will be identified to develop the Company’s interests.  The Company currently has no other operations.

The Company has a total of $6.8 million available under debt agreements of $1,800,000 and $5,000,000, respectively, entered into by and between the Company and Chrome (its majority shareholder).  The Company has drawn the full amount available under its $1,800,000 agreement, and has drawn $3,210,155 from the $5,000,000 line of credit, for a total outstanding of $5,010,155 as of September 30, 2003.  It is expected that the Company will continue to borrow funds from Chrome in the future but there is no assurance that funds will be made available or under similar terms.  Chrome is not obligated to provide future borrowings in excess of its existing committed lending obligations.  In prior years, the Company was able to raise funds in a timely manner, but there is no assurance that they will continue to do so in the future.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  If the Company is unable to continue as a going concern, the values realized from the Company’s assets may be less than the carrying amounts reported in its financial statements.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Liquidity and Capital Resources

Historically, the Company has financed its operations from the sale of its debt and equity securities (including the issuance of its securities in exchange for goods and services) and bank and other debt.  The Company had expected to finance its operations and further development plans during fiscal 2003 and 2002 in part through additional debt or equity capital and in part through cash flow from operations.  There have been no cash flows generated from operations in the past two years and the Company has been able to raise additional equity capital of $1,072,500 and $643,500 in 2003 and 2002, respectively, from the sales of its common stock under private placements.

Therefore, during 2003 the Company has relied primarily on (i) borrowings provided under various debt agreements entered into by and between the Company and its majority shareholder, Chrome, (ii) conversions of interest and principal due on its convertible notes by the issuance of common stock and (iii) proceeds generated from the sale of its common stock under private placements.

The Company presently intends to utilize any available sources of funds to provide for general corporate overhead and to continue to pursue its interests in Sao Tome and the JDZ/EEZ.

Financing Arrangements

Convertible Debt

During January 2001, Chrome entered into escrow agreements with a financial institution for the benefit of the holders of $6,178,750 or 83.2% of the aggregate principal amount of the Company’s outstanding convertible debt securities, which, together with the convertible debt securities held by Chrome of $1,250,000 (excluding convertible lines of credit currently held by Chrome), constitutes 100% of all of the Company’s outstanding convertible debt securities at that date.  These escrow agreements provided for the amendment of the outstanding convertible debt held by the parties to the escrow agreements so that (i) the maturity date was extended to January 31, 2003, (ii) interest will be payable by the Company on January 31, 2002 and at maturity, (iii) the conversion price is fixed at $0.20 per share, subject to standard anti-dilution adjustments, and (iv) all prior defaults by the Company are waived.  Substantially all note holders agreed to the amended terms.  The original notes were canceled and replaced with new debt instruments.  Additionally, accrued interest of $782,372 as of January 31, 2001 relating to these convertible notes was converted into principal resulting in the total of the new notes being $8,211,122, including $1,435,979 held by Chrome.  During the quarter ending March 31, 2003, the Company received approval from convertible noteholders to extend the maturity of the principal due January 31, 2003 for one year to mature on January 31, 2004.

During the year ended September 30, 2003, the Company received notice of conversion of convertible debt of $2,722,499 and accrued interest of $84,509 into 14,035,085 shares of common stock.  During the year ended September 30, 2002, the Company received notice of conversion of convertible debt of $870,412 and accrued interest of $56,526 into 4,634,688 shares of common stock.

On January 27, 2003, the Company solicited the consent of non-affiliated convertible noteholders to pay interest due on January 31, 2003 with common stock of the Company using the conversion price of $0.20 per share.  During the year ended September 30, 2003, the Company issued 2,197,311 shares of common stock to these non-affiliated convertible noteholders and 852,853 shares of common stock to Chrome for payment of accrued interest in the aggregate amounts of $439,462 and $170,571, respectively.

On January 29, 2002, the Company solicited the consent of non-affiliated convertible noteholders to pay interest due on January 31, 2002 with common stock of the Company using the conversion price of $0.20 per share.  During the year ended September 30, 2002, the Company issued 2,219,915 shares of common stock to these non-affiliated convertible noteholders and 852,853 shares of common stock to Chrome for payment of accrued interest in the aggregate amounts of $443,983 and $170,571, respectively.

As of September 30, 2003, if this debt was converted using the conversion price of $0.20 per share, the Company would be required to issue 23,091,055 shares of common stock based on an outstanding principal amount of $4,618,211, of which 7,179,895 shares of common stock based on an outstanding principal amount of $1,435,979 would be issued to Chrome.  Additionally, interest accrued and unpaid on these notes as of September 30, 2003 is $248,130, of which $114,660 is owed to Chrome.  At the option of the noteholders, unpaid interest can be converted into common stock of the Company.  As of September 30, 2003, if this accrued interest were converted using the conversion price of $0.20 per share, the Company would be required to issue 1,240,650 shares of common stock, of which 573,300 would be issued to Chrome.

Lines of Credit (Chrome)

In connection with the Purchase Agreement between Chrome and TCHC, the TCHC $4.0 million 8% convertible promissory note, referred to above, was acquired and assumed by Chrome.  Chrome and the Company subsequently agreed to amend and restate the promissory note into a $2.2 million note maturing in September 2004 and Chrome has made available, a new working capital line of credit in the amount of $1.8 million maturing in September 2004 at terms similar to the TCHC line of credit.  These lines of credit are convertible at the lesser of $0.20 per share or such price as shall be determined by the Board of Directors of ERHC based on an independent determination by a recognized investment banker.  In addition, as provided for by the Derivative Settlement on February 9, 2001, Chrome executed an additional $5.0 million senior convertible promissory note (the “$5.0 Million Line of Credit”) bearing interest at a rate of 10% per annum, maturing in February 2003.  In February 2003, the Company extended the maturity on the $5.0 million senior convertible promissory note with Chrome to February 15, 2004 under similar terms.  All principal and interest is due at maturity.  The $5.0 Million Line of Credit is convertible at the lesser of $0.20 per share or such price as shall be determined by the Board of Directors of ERHC based on an independent determination by a recognized investment banker.  As of September 30, 2003 the total outstanding under these debt instruments was $7,613,799, of which $7,210,155 of the amount is convertible into shares of common stock of the Company.  As of September 30, 2003, if these debt instruments were converted using the conversion price of $0.20 per share, the Company would be required to issue 36,050,775 shares of common stock to Chrome.  Additionally, interest accrued and unpaid on these notes as of September 30, 2003 is $1,712,620, of which $1,614,988 is subject to conversion.  As of September 30, 2003, if this accrued interest was converted using the conversion price of $0.20 per share, the Company would be required to issue 8,074,940 shares of common stock to Chrome.

The principal amounts of all long-term debt instruments (convertible and non-convertible), of $11,828,366 (including $8,646,134 due to shareholders) is due in 2004.

As of December 19, 2003, the Company has borrowed approximately $3,265,000 against a $5 million working capital line of credit from Chrome.  It is expected that the Company will continue to borrow funds from this shareholder in the future but there is no assurance that funds will be made available or under similar terms even though the full amount of the line of credit has not been expended.  Chrome is not obligated to provide future borrowings in excess of its existing committed lending obligations.  In prior years, the Company was able to raise funds in a timely manner, but there is no evidence that it will continue to do so in the future.

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

In May 2002, the Company entered into an agreement with a consulting group to advise the Company in securing financing of up to $1,500,000 and in structuring a joint venture arrangement with a partner.  During the year ended September 30, 2003, this consulting group assisted the Company in selling 7,840,000 shares of common stock, of which 1,000,000 shares were not issued until November 2003, at prices ranging from $0.10 to $0.30 per share resulting in net proceeds of $1,072,500. During the year ended September 30, 2002, the consulting group assisted the Company in selling

6,600,000 shares of common stock, of which 2,600,000 were not issued until December 2002, at $0.10 per share resulting in net proceeds of $643,500.

In June 2002, the Company entered into an agreement with a consultant to assist the Company in securing an agreement with a strategic oil and gas industry partner to prepare the Company for participation in the award of licenses in Sao Tome.

Working Capital

As of September 30, 2003, the Company had negative working capital of $16,226,762 of which $1,960,749 relates to accrued interest and $723,035 relates to accrued officers salaries, both of which will most likely be settled by the issuance of shares of common stock of the Company.  As of September 30, 2003, the Company had drawn the full amount available of $1,800,000 under one note agreement and $3,210,155 had been advanced to the Company under another $5,000,000 line of credit, with Chrome.  The Company expects to utilize this line of credit in order to sustain minimum operations relative to continuing to develop and promote its interests in DRSTP.  Where possible, the Company may seek to preserve cash resources by settling obligations through the issuance of shares of common stock or by the issuance of convertible debt instruments.

Pursuant to a Purchase Agreement entered into by and between Chrome and TCHC in February 2001, Chrome assumed a $4.0 million line of credit.  Chrome and the Company amended and restated the line of credit into a $2.2 million note and Chrome has made available, a new working capital line of credit in the amount of $1.8 million both having terms similar to the $4.0 million line of credit.  The Company has borrowed the entire $1.8 million under that note agreement.  In addition, in February 2001 Chrome made available to the Company, a two-year $5 Million Line of Credit, which accrues interest at a rate of 10% per annum.  In February 2003, this line of credit was extended until February 2004.  As of December 19, 2003, the Company had borrowed approximately $3,265,000 under this line of credit.  This note is convertible into shares of common stock at a rate of $0.20 per share.

DRSTP Geological Data

In July 1997, the Company acquired substantial geologic data and other information from an independent source in exchange for 1,000,000 shares of common stock. This data was valued at $2,000,000 based on an agreement with the seller that the Company would repurchase these shares for $2,000,000 at a rate of 25% per quarter should the seller so choose.  In December 1997, the Company repurchased 250,000 shares of its common stock for $500,000 in cash.  Due to unavailability of cash resources, the Company was unable to acquire the remaining shares when presented by the seller.  Accordingly, the seller sold those shares in the open market with the proceeds generated from the sales offsetting the obligations owed by the Company. Under the agreement’s terms of default, the seller requested that the Company make whole the seller’s shortfall incurred from disposition of the stock at less than $2.00 per share.  Accordingly, the Company issued an additional 6,997,917 shares of common stock and paid cash of $222,500 during fiscal year 1999 and $122,000 during fiscal year 2000, leaving a remaining obligation in accounts payable of approximately $246,000 at September 30, 2001. In April 2002 the Company issued 1,227,875 shares to settle this obligation.

In February, 2002, ERHC entered into a license agreement for multiclient seismic data with WesternGeco Seismic Holdings Limited, a joint-venture between Schlumberger Ltd. (NYSE: SLB) and Baker Hughes Inc. (NYSE: BHI).  This data was shot by WesternGeco in 1999.  It is comprised of in excess of 5,900 kilometers of 2-D seismic data in an area that included the north-eastern half of the JDZ established between the FRN and the DRSTP as well as the northern portion of the EEZ of DRSTP bordering on the waters of Nigeria.  Several 2-D data lines also covered the eastern portion of the EEZ bordering on the waters of Cameroon, Equatorial Guinea and Gabon.

In September, 2003, the Company contracted with WesternGeco, at a cost of $49,000, for an interpretation of this data. The scope of the WesternGeco report was to interpret and map seismic data, highlight prospectivity and calculate volumetrics.  It did not include any attempt to comply with any SEC definition of reserves.

New Accounting Standards

In May 2003, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe that the adoption of SFAS No. 150 did not have a significant impact on the Company’s financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  This Statement is effective for contracts entered into or modified after June 30, 2003.  The Company did not participate in any applicable activities during the year ended September 30, 2003.

In January 2003, the FASB issued Financial Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities.”  In general, a variable interest entity is a corporation, partnership, trust, or any other legal entity used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company did not participate in any applicable activities during the year ended September 30, 2003.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.”  This standard amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the standard also requires in both annual and interim financial statements prominent disclosures in the Company’s financial statements about the method of accounting used for stock-based employee compensation, and the effect of the method used when reporting financial results.  The Company is required to follow the prescribed disclosure format and if required has provided the additional disclosures required by SFAS No. 148 for its quarterly periods during the year ended September 30, 2003.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.”  SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of disposal activities, including restructuring activities that are currently covered in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Activity.” The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002.  The Company did not participate in any applicable activities during the year ended September 30, 2003.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of income taxes.  As a result, the criteria in Accounting Principles Board (“APB”) No. 30 will now be used to classify those gains and losses. Any gain or loss on the extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB No. 30 for classification as an extraordinary item shall be reclassified. The provisions of this Statement are effective for fiscal years beginning after January 1, 2003. The Company did not participate in any applicable activities during the year ended September 30, 2003.

In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” an interpretation of FASB Statements No. 5, 57 and 107, and rescission of FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for financial statements for interim or annual periods ending after December 15, 2002.  The Company did not participate in any applicable activities during the year ended September 30, 2003.

The Company does not expect the adoption of any of the above-mentioned standards to have a material impact on the Company’s future financial condition or results of operations.

Item 7a.  Quantitative and Qualitative Disclosures about Market Risk

The Company’s current focus is to exploit its only assets, which are agreements with the DRSTP concerning oil and gas exploration in the EEZ, and with the JDA in the JDZ between Sao Tome and the FRN.  The Company intends to explore forming relationships with other oil and gas companies having technical and financial capabilities to assist the Company in leveraging its interests in the EEZ and the JDZ. Should circumstances impede the Company from perfecting its interests in the 2001 Agreement with DRSTP or the 2003 Option Agreement, the Company would cease to exist. Should the Company perfect its interests in the 2001 Agreement and the 2003 Option Agreement, there is no certainty that a joint venture partner will be identified to develop the Company’s interests.  The Company currently has no other operations.

Currently the Company transacts business exclusively in the United States and all of the Company’s contracts are denominated in $US.  As a result, our financial statements results are unlikely to be effected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

Market risks relating to the Company’s operations result primarily from changes in interest rates as well as credit risk concentrations.  The Company’s interest expense is generally not sensitive to changes in the general level of interest rates in the United States, particularly because a substantial majority of its indebtedness is at fixed rates.

We do not hold derivative financial or commodity instruments, nor do we engage in any foreign currency denominated transactions.

Item 8.    Financial Statements and Supplementary Data

See Index to Financial Statements and Schedule at page F-1.  The financial statements with the report of the independent accountants are included on pages F-2 through F-23 of this document.  Financial statement schedules other than those included herein have been omitted because the required information is contained in the financial statements or related notes, or such information is not applicable.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable.

Item 9A. Controls and Procedures

An evaluation was performed under the supervision and the participation of the Company’s management including the Chairman, Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures within 90 days of the filing date of this Annual Report on Form 10-K.  Based on that evaluation, the Company’s management, including the Chairman, CEO and CFO concluded that the Company’s disclosure controls and procedures were effective.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation.

PART III

Item 10. Directors and Executive Officers of the Registrant

Since February 2001, the following directors and executive officers have served the Company.

Name	Age	Position
Sir Emeka Offor	45	Chairman of the board

Chude Mba	46	Chief executive officer, president and director

Nicolae Luca	45	Director

Eze Echesi	48	Chief financial officer

Peter C. Ntephe	37	Secretary

Sir Emeka Offor has served as the chairman of the board of ERHC since February 2001.  In addition to his duties as chairman, Sir Emeka Offor is currently chairman of Chrome Consortium, chief executive officer of COS and vice chairman of African Express Bank PLC, positions he has held at various times since 1995.  Apart from owning majority interests in these companies, Sir Emeka Offor has majority interests in aviation and insurance companies. Sir Emeka Offor is the sole manager of Chrome, the Company’s majority shareholder.  In addition, Sir Emeka Offor is a director and sole shareholder of COS, a company which provides management, administrative and consulting services to the Company.

Chude Mba has served as chief executive officer, president and director of ERHC since February 2001.  From February 2001 to September 2003, Mr. Mba served as president of Chrome.  From February 1999 to October 2002, Mr. Mba served as group financial advisor of COS and Chrome Consortium (Nigeria) and an advisor to the board of directors of African Express Bank PLC.   From June 1993 to February 1999, Mr. Mba was the principal of MBA & Co (Chartered Accountants), a financial and banking consulting firm with operations in Lagos, Nigeria and London, UK.  Mr. Mba resumed the role of principal of MBA & Co from October 2002.  Mr. Mba has management experience spanning two decades in the financial services and banking industries.  Mr. Mba is a chartered accountant and spends approximately 75% of his working time on ERHC company business.

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

The Company entered into a management services agreement with COS in February 2001.  Pursuant to that agreement, COS provides the Company with management and business development services, in addition to making available specialized services in the areas of refinery maintenance, engineering design, and upstream oil industry services.  COS provides the Company with such services for a management fee of $68,000 per month. Messrs. Mba, Echesi, and Ntephe are consultants to COS and receive fees and overhead expense reimbursement from COS, not from the Company. Expenses not covered under the management services agreement are borne by the Company. Total management fees incurred during each of the years ended September 30, 2003 and September 30, 2002 were $816,000.  The Company’s executive officers incurred significant direct expense for travel and related expenses of approximately $434,000 and $407,000 during the years ended September 30, 2003 and 2002, respectively, which were reimbursed by the Company to COS or directly to the officers.  At September 30, 2003 and 2002, accounts payable and other accrued liabilities included approximately $8,690 and $52,000 owed to one officer for direct travel expenses.  Other than the management services agreement, the Company does not have employment agreements with any of its officers.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own beneficially more than ten percent (10%) of the common stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission.  Copies of all filed reports are required to be furnished to the Company pursuant to Section 16(a).  The Company is unable to determine whether its officers and directors prior to February 2001 have complied with their filing requirements.

Based solely on the reports received and the representations of the reporting person, the Company believes that these persons have complied with all applicable filing requirements during the fiscal years ended September 30, 2003 and 2002.

Code of Ethics for the CEO, CFO and Senior Financial Officers

In December 2003, in accordance with SEC Rules, the Audit Committee and the Board adopted the CEO, CFO and Senior Financial Officers Code of Ethical Conduct.  The Board believes that these individuals must set an exemplary standard of conduct, particularly in the areas of accounting, internal accounting control, auditing and finance.  This code sets forth ethical standards the designated officers must adhere to and other aspects of accounting, auditing and financial compliance.  The full text of the Code of Ethics for the CEO, CFO and Senior Financial Officers has been posted to the Company’s website at http://www.erhc.com.

Audit Committee Matters

The Company’s Audit Committee is comprised of all three members of the Board of Directors: Sir Emeka Offor, Chude Mba and Nicolae Luca.  The Audit Committee is responsible for, among other things, overseeing the Company’s accounting and financial reporting processes and audits of the Company’s financial statements.  There are currently no members of the Audit Committee who qualify as an “audit committee financial expert.”  There are currently no members of the Audit Committee who are “independent” as defined in federal securities laws.  The Company intends to add additional members to the Board of Directors, and the Audit Committee, that would qualify as a financial expert and as independent.  However, the Company cannot assure you as to whether, or when, they will succeed in recruiting an acceptable director

Item 11. Executive Compensation

The following table sets forth certain information regarding compensation paid by the Company to its chief executive officer and other executive officers who received total annual salary and bonus that exceeded $100,000 during the periods involved.

Summary Compensation Table

Annual Compensation

Long Term Compensation

Name and  Principal Positions

Fiscal Year

Awards

					Restricted stock award(s) ($)	Securities Underlying Options/SARs
		Salary ($)		Bonus ($)
Chude Mba
Chief Executive Officer	2003	$84,000	(1)	—	—	—

	2002	$84,000	(1)	—	—	—

	2001	$52,500	(1)	—	$500,000	—

(1)       The Company does not pay any officers of the Company directly but does pay a management services fee of $68,000 per month to COS, a component of which is an amount representing compensation to this officer for services provided under the management services agreement.

Option Grants in Fiscal 2003, 2002 and 2001

There were no options to acquire common stock of the Company granted to any employee, officer or director of the Company during the years ended September 30, 2003 and 2002.

Aggregated Option Exercises in 2003, 2002 and 2001 and Year-End Option Values

There were no common stock options held by executive officers or Directors to acquire common stock of the Company.

Compensation of Directors

Directors do not receive any compensation for attending meetings.

Long Term Incentive Plan Awards and Benefit Plans

No executive officer received any long term incentive plan awards during the fiscal year ended September 30, 2003.  The Company has not established any defined plan or actuarial plan under which benefits are provided to its executive officers.

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

Salary levels for our executive officers are set generally to be competitive in relation to the salary levels of executive officers in other companies within our industry or other companies of comparable size, taking into consideration the position’s complexity, responsibility and need for special expertise.  In reviewing salaries in individual cases the Board of Directors also takes into account individual experience and performance.

The overall goal of the Compensation Committee is to insure that compensation policies are established that are consistent with our strategic business objectives and that provide incentives for the attainment of those objectives.

Chief Executive Officer Compensation

Mr. Chude Mba was elected to the position of chief executive officer in 2001.  For the fiscal years ended September 30, 2003 and 2002, Mr. Mba was paid $84,000 and during 2001 he was paid $52,500.  Mr. Mba received no bonuses or other equity compensation during the fiscal year ended September 30, 2003 and 2002.  He received 10,000,000 shares of restricted stock during the year ended September 30, 2001 valued at $500,000.

Compensation Committee Interlocks Insider Participation

As the Company does not maintain a Compensation Committee, the Board of Directors comprised of Sir Emeka Offer, Chude Mba and Nicolae Luca served as the Compensation Committee during the fiscal year ended September 30, 2003.  Mr. Mba is the chief executive officer and president of the Company.  None of the Company’s executive officers or Board members has served on a compensation committee for any other company.  No other officer or employee of the Company has participated in deliberations with the Board of Directors concerning executive officer compensation.

Stock Price Performance Graph

This section includes a line graph comparing the cumulative total shareholder return on the Company’s common stock against the cumulative total return of the NASDAQ Market Index and the SIC Code Index for the period commencing December 26, 2001 (commencement of trading of our stock under new management) and ending September 30, 2003.  The graph and table assume that $100 was invested on December 26, 2001 in each of the Company’s common stock, the NASDAQ Market Index and the SIC Code Index, and that all dividends were reinvested.  The Company’s SIC Code Index consists of companies that it believes are engaged in the same or similar business as ERHC.  The comparisons shown in the graph below are based upon historical data.  The stock price performance shown in the graph below is not necessarily indicative of, nor intended to forecast, the potential future performance of the Company’s common stock.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table and notes thereto set forth certain information regarding beneficial ownership of the common stock as of December 19, 2003 by (i) each person known by the Company to beneficially own more than five percent of the common stock, (ii) each director (iii) each named executive officer and (iv) all directors and officers of the Company as a group.

Name and Address	Shares of common stock Beneficially Owned	Percentage of Voting Power

Sir Emeka Offor	317,902,973	50.33%(1)

Eze Echesi	0

Chude Mba	10,000,000	1.71%(2)

Chrome Energy, LLC	317,902,973	50.33%(1)

All executive officers and directors as a group (4 persons)	327,902,973	51.91%(1)

The address of each beneficial owner is c/o Environmental Remediation Holding Corporation, 5444 Westheimer Road, Suite 1570, Houston, Texas 77056.

Beneficial ownership is determined in accordance with rules of the SEC and generally includes voting or dispositive power with respect to such shares.

(1)                                  Shares beneficially owned and percentage of ownership are based on 586,074,034 shares of common stock outstanding as of December 19, 2003 and 52,807,766 shares which may be acquired through the exercise of certain convertible debt by Chrome Energy LLC and 2,500,000 immediately exercisable warrants.

(2)                                  Shares beneficially owned and percentage of ownership are based on 586,074,034 shares of common stock outstanding as of December 19, 2003.

COS is the sole member of Chrome.  Sir Emeka Offor is the sole manager of Chrome and the sole shareholder and director of COS.  Mr. Mba was the president of Chrome until September 2003, and disclaims all beneficial ownership in the shares owned by Chrome.

The 317,902,973 shares beneficially owned by Chrome includes: (a) 262,320,527 shares of common stock owned of record; (b) 11,000,000 shares of common stock to be issued due to the conversion of the 8.0% note in the principal amount of $2,200,000; (c) 9,000,000 shares of common stock assuming the conversion of a 10.0% note in the principal amount of $1,800,000; (d) 16,050,775 shares of common stock assuming the conversion of a 10.0% $5 million line of credit with an outstanding principal amount of $3,365,091; (e) 3,158,330 shares of common stock assuming the conversion of a 20.0% note in the principal amount of $631,666; (f) 4,021,565 shares of common stock assuming the conversion of a 5.5% note in the principal amount of $804,313; (g) 9,577,101 shares of common stock assuming the conversion of accrued interest owed as of December 19, 2003 in the amount of $1,915,420; and (h) 750,000, 750,000, and 1,000,000 shares of common stock underlying three warrants, which have expiration dates ranging from October 2008 to April 2009, an exercise price of $0.25 per share, and each of which is currently exercisable.  The number of shares of common stock that the above-described notes and accrued interest are convertible into, includes only shares of common stock that may issued upon the conversion of the principal amounts and accrued interest amounts owed as of and through December 19, 2003.

Item 13. Certain Relationships and Related Transactions

Please see the discussion in Item 1 above for a detailed discussion of Chrome’s February 2001 acquisition of a controlling interest in the Company.  Also, please see Item 12 for a description of the shares of common stock and securities convertible into common stock that Chrome retained in the transaction.

As more fully described in Item 10 above, the Company has entered into a management services agreement with COS. COS is the parent company of Chrome, the Company’s largest shareholder.  Sir Emeka Offor, the chairman of the board of directors, is the sole director and shareholder of COS.  As such, COS is an affiliate of Sir Emeka Offor and Chrome.

In February 2001, pursuant to the change of control transaction, Chrome assumed from Talisman a working capital line of credit made available to the Company which provided for borrowings of up to $4.0 million, of which approximately $2.6 million was then outstanding.  That note was amended and restated in February 2001 to provide that $2.2 million of the total of $2.6 million of principal shall accrue interest at a rate of 8% per annum, and shall be convertible into shares of common stock at a conversion price of $0.20 per share and shall expire in September 2004.  Additionally during February 2001, the remaining principal of approximately $400,000 shall accrue interest at a rate of 8%, will not be convertible and shall expire in September 2004.  Chrome has also made available a new working capital line of credit in the amount of $1.8 million.  As of September 30, 2003, the Company had borrowed $1.8 million from this new line of credit.  Borrowings under this new line of credit, which expires in September 2004, bear interest at 8% per annum and may be converted into shares of common stock at a conversion price of $0.20 per share.

In addition, pursuant to the February 2001 change of control transaction and a derivative settlement agreement, Chrome made available to the Company, a two-year $5 Million Line of Credit, which accrues interest at a rate of 10% per annum.  In February 2003, this line of credit was extended until February 2004.  As of December 19, 2003, the Company has borrowed approximately $3,265,000 under this line of credit.  This note is convertible into shares of common stock at rate of $0.20 per share.

Item 14. Principal Accounting Fees and Services

Aggregate fees for professional services rendered by Pannell Kerr Forster of Texas P.C. (“PKF”) for the fiscal year ended September 30, 2003 and September 30, 2002, were as follows:

	2003	2002

Audit fee	$43,463	$28,071
Audit-related fees	$1,888	$23,522
Tax fees	$4,754	$55,732
All other fees	$41,111	$10,893

Audit fees for the fiscal years ended September 30, 2003 and 2002 represent the aggregate fees billed for professional services rendered by PKF for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-related fees for the fiscal years ended September 30, 2003 and 2002 represents the aggregate fees billed for assurance and related services by PKF that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Audit Fees.

Tax-related fees for the fiscal year ended September 30, 2003 and 2002, represents the aggregate fees billed for professional services rendered by PKF for tax compliance, tax advice, and tax planning.

All other fees for the fiscal year ended September 30, 2003 and 2002, represents the aggregate fees billed for products and services provided by PKF, other than the services reported in the other categories.  All other fees generally relate to tax fees assessed for corporate tax restructuring and other general corporate tax related matters.

Audit Committee Pre-Approval Policies and Procedures

A representative of the independent auditors normally attends each meeting of the Audit Committee.  The Audit Committee on an annual basis reviews audit and non-audit services performed by the independent auditor.  All audit and non-audit services are pre-approved by the Audit Committee, which considers, among other things, the possible effect of the performance of such services on the auditors’ independence.  The Audit Committee has considered the role of Pannell Kerr Forster in providing services to us for the fiscal year ended September 30, 2003 and has concluded that such services are compatible with Pannell Kerr Forster’s independence as the Company’s auditors.

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

Exhibit 10.1*

Purchase Agreement dated as of December 31, 2000, among Talisman Capital Opportunity Fund, Ltd., TC Hydro Carbon, Inc. and Chrome Energy, LLC. (Incorporated by reference to Exhibit 1 of Form 8-K filed March 2, 2001).

Exhibit 10.2*	First Amendment Agreement between Kevin Bartley et al., and Chrome Energy, LLC dated February 9, 2001. (Incorporated by reference to Exhibit 2 of Form 8-K filed March 2, 2001).

Exhibit 10.3*

Memorandum of Agreement dated as of May 21, 2001, among The Government of the Democratic Republic of Sao Tome and Principe and the Company. (Incorporated by reference to Exhibit 1 of Form 8-K filed June 5, 2001).

Exhibit 10.4*	Management and Administrative Services Agreement by and between Chrome Oil Services, Ltd. and the Company. (Incorporated by reference to Form 10-KSB filed September 24, 2001).

Exhibit 10.5*	$5,000,000 Term Loan Agreement by and between Chrome Energy, LLC and the Company dated February 15, 2001. (Incorporated by reference to Form 10-KSB filed September 24, 2001).

Exhibit 10.6*	Audit committee charter

Exhibit 31.1	Certification Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.3	Certification Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.3	Certification Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Form 8-K Filings

None

* Previously filed

SIGNATURES

In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Environmental Remediation Holding Corporation

By:	//s//Chude Mba
Chude Mba, Chief Executive Officer and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

//s// Sir Emeka Offor	Chairman of the Board	December 29, 2003
Sir Emeka Offor

//s// Chude Mba	Chief Executive Officer,	December 29, 2003
Chude Mba	President and Director

//s// Nicolae Luca	Director	December 29, 2003
Nicolae Luca

//s// Eze Echesi	Chief Financial Officer	December 29, 2003
Eze Echesi

//s// Peter C. Ntephe	Secretary	December 29, 2003
Peter C. Ntephe

ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

FINANCIAL STATEMENT SCHEDULE

None

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under related instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Board of Directors and Shareholders

Environmental Remediation Holding Corporation

We have audited the accompanying balance sheets of Environmental Remediation Holding Corporation (the “Company”) as of September 30, 2003 and 2002, and the related statements of operations, cash flows, and shareholders’ equity (deficit) for each of the three years in the period ended September 30, 2003.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Environmental Remediation Holding Corporation as of September 30, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has incurred net losses of $3,153,882, $4,084,210 and $6,394,810 in fiscal years 2003, 2002 and 2001, respectively, and had a working capital deficit and stockholders’ deficit of $16,226,762 and $10,547,762, respectively, at September 30, 2003.  These conditions and other factors discussed in Note 2 raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding the resolution of these issues are also discussed in Note 2.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Pannell Kerr Forster of Texas, P.C.
Pannell Kerr Forster of Texas, P.C.

Houston, Texas
December 12, 2003

ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

Balance Sheets

September 30,

2003

2002

ASSETS

CURRENT ASSETS
Cash	$23,336	$2,240
Restricted cash	18,343	18,074
Prepaid expenses and other current assets	15,065	21,750

Total current assets	56,744	42,064

DRSTP concession fee	5,679,000	5,630,000

Total assets	$5,735,744	$5,672,064

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and other accrued liabilities	$1,367,712	$1,435,284
Accrued officers salaries	723,035	723,035
Accrued interest	133,470	295,353
Accrued interest, shareholder	1,827,279	1,156,609
Current portion of nonconvertible debt, shareholder	403,644	—
Current portion of convertible debt, shareholder	8,646,134	3,820,542
Current portion of convertible debt	3,182,232	5,904,731

Total current liabilities	16,283,506	13,335,554

LONG TERM LIABILITIES
Nonconvertible debt, shareholder	—	403,644
Convertible debt, shareholder	—	4,000,000

Total long term liabilities	—	4,403,644

Total liabilities	16,283,506	17,739,198

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value; authorized 10,000,000 shares; none issued and outstanding	—	—
Common stock, $0.0001 par value; authorized 950,000,000 shares; issued and outstanding 582,829,594 and 554,746,868 at September 30, 2003 and 2002, respectively	58,283	55,475
Additional paid-in capital	53,937,800	49,267,354
Accumulated deficit	(64,543,845)	(61,389,963)

Total shareholders’ deficit	(10,547,762)	(12,067,134)
Total liabilities and shareholders’ deficit	$5,735,744	$5,672,064

See accompanying notes to financial statements.

ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

Statements of Operations

Year Ended September 30,

2003

2002

2001

COSTS AND EXPENSES
General and administrative	$1,944,655	$2,883,099	$4,318,493
Interest expense	1,209,227	1,201,111	950,760
Write offs and abandonments	—	—	1,125,557

Net loss	$(3,153,882)	$(4,084,210)	$(6,394,810)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.01)

Basic and diluted weighted average number of common shares outstanding	566,566,330	542,680,423	516,136,369

ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

Statement of Shareholders’ Equity (Deficit)

For the years ended September 30, 2003, 2002 and 2001

			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amounts	Capital	Deficit	Deficit

Balance at September 30, 2000	495,456,917	$49,546	$43,602,094	$(50,910,943)	$(7,259,303)

Common stock issued for services	37,000,000	3,700	1,846,300	—	1,850,000

Net loss	—	—	—	(6,394,810)	(6,394,810)

Balance at September 30, 2001	532,456,917	53,246	45,448,394	(57,305,753)	(11,804,113)

Common stock issued for cash, net of expenses	4,000,000	400	643,100	—	643,500

Common stock issued for services	3,475,000	348	527,652	—	528,000

Common stock issued for accounts payable	4,407,495	440	817,757	—	818,197

Common stock issued for accrued officers salaries	2,700,000	270	289,730	—	290,000

Common stock issued for conversion of debt and payment of accrued interest	7,707,456	771	1,540,721	—	1,541,492

Net loss	—	—	—	(4,084,210)	(4,084,210)

Balance at September 30, 2002	554,746,868	55,475	49,267,354	(61,389,963)	(12,067,134)

Common stock issued for cash, net of expenses	9,440,000	944	1,071,556	—	1,072,500

Common stock issued for accounts payable	1,527,986	153	177,663	—	177,816

Common stock issued for conversion of debt and payment of accrued interest	17,114,740	1,711	3,421,227	—	3,422,938

Net loss	—	—	—	(3,153,882)	(3,153,882)

Balance at September 30, 2003	582,829,594	$58,283	$53,937,800	$(64,543,845)	$(10,547,762)

See accompanying notes to financial statements.

ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

Statements of Cash Flows

Year Ended September 30,

2003

2002

2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,153,882)	$(4,084,210)	$(6,394,810)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for services	—	528,000	1,850,000
Write-offs and abandonments	—	—	1,125,557
Changes in operating assets and liabilities:
Restricted cash	(269)	(545)	(1,718)
Prepaid expenses and other current assets	6,685	32,069	(29,608)
Accounts payable and other accrued liabilities	110,244	197,029	256,507
Accrued interest	1,209,226	1,201,113	950,760

Net cash used in operating activities	(1,827,996)	(2,126,544)	(2,243,312)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in DRSTP concession	(49,000)	(80,000)	(550,000)

Net cash used in investing activities	(49,000)	(80,000)	(550,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock, net of expenses	1,072,500	643,500	—
Proceeds from non-convertible debt, shareholder	—	—	158,700
Proceeds from convertible debt, shareholder	825,592	1,554,680	2,629,883

Net cash provided by financing activities	1,898,092	2,198,180	2,788,583

Net increase (decrease) in cash	21,096	(8,364)	(4,729)

Cash, beginning of year	2,240	10,604	15,333

Cash, end of year	$23,336	$2,240	$10,604

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Noncash operating and financing activities:
Stock issued in exchange for:
Services	$—	$528,000	$1,850,000
Accounts payable	$177,816	$818,197	$—
Accrued officers salaries	$—	$290,000	$—
Accrued interest	$700,439	$671,080	$—
Convertible debt	$2,722,499	$870,412	$—
Interest converted to principal upon amendment of debt instruments	$—	$—	$782,372

See accompanying notes to financial statements.

Environmental Remediation Holding Corporation

Notes to the Financial Statements

Note 1 -  Summary of Significant Accounting Policies

General Business and Nature of Operations

ERHC is an independent oil and gas company.  The Company was formed in 1986, as a Colorado corporation, and was engaged in a variety of businesses until 1996, at which time it began its current operations as an independent oil and gas company.  The Company’s goal is to maximize its value through profitable growth in oil and gas reserves and production in the Gulf of Guinea off the coast of central West Africa and to acquire interests in non-producing oil and gas properties, particularly high potential international prospects in known oil and natural gas producing areas. The Company’s current focus is to exploit its only assets, which are agreements with the Democratic Republic of Sao Tome & Principe (“DRSTP”) concerning oil and natural gas exploration in the exclusive territorial waters of Sao Tome (the “Exclusive Economic Zone” or “EEZ”) and with the Nigeria-Sao Tome and Principe Joint Development Authority (the “JDA”) and DRSTP in a Joint Development Zone (“JDZ”) between Sao Tome and the Federal Republic of Nigeria (“FRN”) (“JDZ/EEZ Concession”).  The Company intends to explore forming relationships with other oil and gas companies having technical and financial capabilities to assist the Company in leveraging its interests in the EEZ and the JDZ.

In May 1997, the Company entered into an exclusive joint venture with the DRSTP (the “1997 Agreement”). The 1997 Agreement required the Company to pay a $5,000,000 concession fee to the Sao Tome government.  In July 2002, the 1997 Agreement was replaced by a Memorandum of Agreement (the “2001 Agreement”) which was embodied in a Consent Award issued by the arbitrator as a result of the satisfaction of several conditions, including the ratification of a treaty between the FRN and the DRSTP.

The 2001 Agreement gives the Company rights to participate in exploration and production activities in both the exclusive territorial waters of Sao Tome referred to as the Exclusive Economic Zone (“EEZ”) and an area between Sao Tome and the FRN that the two nations have designated as a JDZ.

During April 2003, the Company entered into an option agreement under which the Company relinquished certain financial interests originally provided for by the 2001 Agreement. (See Note 3). The Company currently has no other operations.

Change in Control

On February 15, 2001, pursuant to a Purchase Agreement dated December 31, 2000, as amended by a First Amendment thereto dated January 31, 2001 (as amended, the “Purchase Agreement”), between Chrome Energy, L.L.C., a Delaware limited liability company (“Chrome”), Talisman Capital Opportunity Fund Ltd. (“Talisman”), and TC Hydro Carbon, Inc., a Delaware corporation (“TCHC” or “TC Hydro Carbon” and, together with Talisman, the “Sellers”), Chrome purchased from the Sellers for $6,000,000 cash the following: (a) 375,000,000 shares of Company common stock, par value $.0001 per share, owned of record by TC Hydro Carbon; (b) 2,244,385 shares of common stock held and owned of record by Talisman; (c) a convertible senior subordinated note from the Company due October 15, 2002, in the principal amount of $750,000 owned and held by Talisman; (d) a convertible note from the Company due October 26, 2000, in the principal amount of $500,000, owned and held by Talisman; (e) a senior secured 8.00% exchangeable promissory note from the Company due September 1, 2004, in the principal amount of $4,000,000 owned and held by TC Hydro Carbon; (f) a warrant certificate dated as of October 26, 1998, owned and held by Talisman providing the right to purchase 750,000 shares of common stock until October 26, 2008; (g) a second warrant certificate dated as of October 26, 1998, owned and held by Talisman providing the right to purchase 750,000 shares of common stock until October 26, 2008; (h) a warrant certificate dated as of October 15, 1997, owned by Talisman providing the right to purchase 45,000 shares of the common stock until October 15, 2002, which was not extended; and (i) a warrant certificate dated as of April 23, 1999 owned by Talisman providing the right to purchase 1,000,000 shares of common stock until April 22, 2009.  Subsequent to February 15, 2001, Chrome transferred to its financial advisors an aggregate of 116,629,564 shares of common stock acquired in this transaction.

Change of Company Management

Upon consummation of the purchase by Chrome of the foregoing securities of the Company, the Company’s three directors prior to February 15, 2001 elected three new directors.  Immediately after the election of these new directors, the three prior directors resigned from the board of directors.  The new directors appointed the new executive officers of the Company.

Chrome currently owns directly 262,320,527 shares of the Company’s common stock, of which 260,614,821 were acquired as a result of the Purchase Agreement.

Settlement Agreement – Derivative Lawsuit

In connection with the transactions contemplated by the Purchase Agreement, Chrome is a party to a First Amended Agreement dated February 9, 2001 (the “Derivative Settlement”), whereby the parties thereto have agreed to dismiss with prejudice a derivative lawsuit (styled ENVIRONMENTAL REMEDIATION HOLDING CORPORATION, DERIVATIVELY BY AND THROUGH KEVIN BARTLEY ET AL V. TALISMAN CAPITAL OPPORTUNITY FUND L.P. ET AL) previously filed by certain of the Company’s shareholders against several of the Company’s former directors and controlling shareholders.  This agreement was executed prior to the Purchase Agreement noted above.  Pursuant to the Derivative Settlement, the following actions were consummated:

(a)  under the terms of the line of credit and the Derivative Settlement, the Company executed a new note with Chrome maturing in September 2004 for $2,200,000 of the advances made by TC Hydro Carbon outstanding for more than 180 days as of January 31, 2001 bearing interest at a rate of 8%.  Such note and the accrued interest thereon is convertible at any time at a conversion price of $0.20 per share;

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

(e)  the Company executed an additional $5.0 million senior convertible promissory note bearing interest at a rate of 10% annum maturing February 2003 convertible at the lesser of $0.20 per share or such price as shall be determined by the board of ERHC based on an independent determination by a recognized investment banker; in February 2003, the Company extended the maturity of this note to February 2004 under similar terms.

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

The Company’s current focus is to exploit its only assets, which are agreements with the DRSTP concerning oil and natural gas exploration in Sao Tome, an island nation located in the Gulf of Guinea off the coast of central West Africa, and in a JDZ between Sao Tome and the FRN.  The Company intends to explore forming relationships with other oil and gas companies having technical and financial capabilities to assist the Company in leveraging its interests in Sao Tome and the JDZ. Should circumstances impede the Company from perfecting its interests in the 2001 Agreement and the 2003 Option Agreement with DRSTP, the Company would cease to exist. Should the Company perfect its interests in the 2001 Agreement and the 2003 Option Agreement, there is no certainty that a joint venture partner will be identified to develop the Company’s interests.  The Company currently has no other operations.

Impairment of long-lived assets

The Company evaluates the recoverability of long-lived assets when events and circumstances indicate that such assets might be impaired.  The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts.  Impairments are charged to operations in the period to which events and circumstances indicate that such assets might be impaired.  Management of the Company has evaluated its investment in its DRSTP concession fee in light of its 2003 Option Agreement (see Note 3) and believes that there have been no events or circumstances that would indicate that such asset might be impaired.

Income taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109 - “Accounting for Income Taxes,” which provides for an asset and liability approach in accounting for income taxes.  Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

Common stock issued for goods received and services rendered

The Company has issued shares of common stock for goods received and services rendered. The costs of the goods or services are valued according to the terms of relative agreements or market value on the date of obligation. The cost of the goods or services has been charged to operations.

Net loss per share

Net loss per common share - basic is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Due to the Company having a net loss for each of the three years ended September 30, 2003, 2002 and 2001, the inclusion of common share equivalents would be anti-dilutive, thus basic and diluted loss per share are the same.

New Accounting Standards

In May 2003, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe that the adoption of SFAS No. 150 did not have a significant impact on the Company’s financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  This Statement is effective for contracts entered into or modified after June 30, 2003.  The Company did not participate in any applicable activities during the year ended September 30, 2003.

In January 2003, the FASB issued Financial Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities.”  In general, a variable interest entity is a corporation, partnership, trust, or any other legal entity used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company did not participate in any applicable activities during the year ended September 30, 2003.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.”  This standard amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the standard also requires in both annual and interim financial statements prominent disclosures in the Company’s financial statements about the method of accounting used for stock-based employee compensation, and the effect of the method used when reporting financial results.  The Company is required to follow the prescribed disclosure format and if required has provided the additional disclosures required by SFAS No. 148 for its quarterly periods during the year ended September 30, 2003.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.”  SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of disposal activities, including restructuring activities that are currently covered in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Activity.” The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002.  The Company did not participate in any applicable activities during the year ended September 30, 2003.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of income taxes.  As a result, the criteria in Accounting Principles Board (“APB”) No. 30 will now be used to classify those gains and losses. Any gain or loss on the extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB No. 30 for classification as an extraordinary item shall be reclassified. The provisions of this Statement are effective for fiscal years beginning after January 1, 2003. The Company did not participate in any applicable activities during the year ended September 30, 2003.

In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” an interpretation of FASB Statements No. 5, 57 and 107, and rescission of FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for financial statements for interim or annual periods ending after December 15, 2002.  The Company did not participate in any applicable activities during the year ended September 30, 2003.

The Company does not expect the adoption of any of the above-mentioned standards to have a material impact on the Company’s future financial condition or results of operations.

Note 2 -  Going Concern

The Company’s current liabilities exceed its current assets by $16,226,762 at September 30, 2003. The Company has incurred net losses of $3,153,882, $4,084,210 and $6,394,810 in fiscal years 2003, 2002 and 2001, respectively. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. The Company is in ongoing negotiations to raise general operating funds and funds for specific projects. Management will be required to, and expects to, raise additional capital through the issuance of debt securities and offerings of equity securities to fund the Company’s operations, and will attempt to continue raising capital resources until such time as the Company generates revenues sufficient to maintain itself as a viable entity. However, there is no assurance that such financing will be obtained.

The Company’s current focus is to exploit its only assets, which are agreements with the DRSTP concerning oil and natural gas exploration in Sao Tome, an island nation located in the Gulf of Guinea off the coast of central West Africa, and in a JDZ between Sao Tome and the FRN.  The Company intends to explore forming relationships with other oil and gas companies having technical and financial capabilities to assist the Company in leveraging its interests in Sao Tome and the JDZ. Should circumstances impede the Company from perfecting its interests in the 2001 Agreement and the 2003 Option Agreement with DRSTP, the Company would cease to exist. Should the Company perfect its interests in the 2001 Agreement and the 2003 Option Agreement, there is no certainty that a joint venture partner will be identified to develop the Company’s interests.  The Company currently has no other operations.

The Company has a total of $6.8 million available under debt agreements of $1,800,000 and $5,000,000, respectively, entered into by and between the Company and Chrome (its majority shareholder). The Company has drawn the full amount of the $1,800,000, and $3,210,155 from the $5,000,000, for a total outstanding of $5,010,155 as of September 30, 2003.  It is expected that the Company will continue to borrow funds from Chrome in the future but there is no assurance that funds will be made available or under similar terms. In prior years, the Company was able to raise funds in a timely manner, but there is no assurance that they will continue to do so in the future.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. If the Company is unable to continue as a going concern, the values realized from the Company’s assets may be less than the carrying amounts reported in its financial statements. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

Concession Fee Agreement

After the acquisition by Chrome in February 2001, the Company initiated negotiations with the DRSTP concurrent with the arbitration process.  On May 21, 2001, the Company and the DRSTP reached a Memorandum of Agreement, (the “2001 Agreement”), witnessed by the FRN which replaced the 1997 Agreement and suspended the arbitration process.  In July 2002, the 2001 Agreement was embodied in a Consent Award issued by the Arbitrator as a result of the satisfaction of several conditions, including the ratification of a treaty between the FRN and the DRSTP relative to the JDZ between the countries, and will remain in effect through September 30, 2024.

The 2001 Agreement gives ERHC rights to participate in exploration and production activities in both the EEZ of the DRSTP and an area between DRSTP and the FRN that the two nations have designated as a JDZ.  Since the 2001 Agreement replaces the 1997 Agreement, it requires the Company to relinquish its rights arising under the 1997 Agreement including any interest it had in STPetro.

In April 2003, the Company and DRSTP entered into an Option Agreement (the “2003 Option Agreement”) in which the Company relinquished certain financial interests in the JDZ in exchange for exploration rights in the JDZ.  In April 2003, the Company additionally entered into an Administration Agreement with The Nigeria-Sao Tome and Principe Joint Development Authority (the “JDA”).  The Administration Agreement is the formal agreement by the JDA that it will fully implement the ERHC preferential rights to acreage interests in the JDZ as set forth in the 2003 Option Agreement and describes certain procedures regarding the exercising of these rights.  (See JDZ/EEZ Concession below).  The Company retains exploration rights in the EEZ via the 2001 Agreement and has acquired exploration rights in the JDZ via the 2003 Option Agreement.

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

ERHC received the following rights under the 2003 Option Agreement:

Option Pick	Working Interest Percentage	Signature Bonus Payable
ERHC Choice 1	15%	$0
ERHC Choice 2	15%	100% of 15% of the total Signature Bonus
ERHC Choice 3	20%	$0
ERHC Choice 4	30%	$0
ERHC Choice 5	25%	$0
ERHC Choice 6	20%	100% of 20% of the total Signature Bonus

Pursuant to the 2003 Option Agreement, ERHC agreed to relinquish the following rights previously granted under the 2001 Agreement:

•                       10% of the DRSTP share of all Profit Oil (as defined) received from operations conducted in the JDZ.

•                       5% of the DRSTP share of all Signature Bonuses paid by contractors operating within the JDZ.

•                       A 1.5% overriding royalty interest in all the production of crude oil and natural gas in the JDZ.

•                       The option to acquire up to a 15% working interest in up to two blocks of the Company’s choice in the JDZ.

However, ERHC retained the following rights under the 2001 Agreement to participate in exploration and production activities in the EEZ subject to certain restrictions:  (a) right to receive up to two blocks of ERHC’s choice, and (b) the option to acquire up to a 15% paid working interest in up to two blocks of ERHC’s choice in the EEZ.  The Company would be required to pay its proportionate share of the signature bonus and all other costs related to the exploration and exploitation of the blocks in the EEZ.

Advances to DRSTP

In May 2002, the Company paid $80,000 to the arbitrator on behalf of and with the agreement of DRSTP.

Settlement Agreement (Procura)

On February 10, 2001, Chrome entered into an Assignment and Settlement Agreement with Procura Financial Consultants, C.C., a South African closely-held corporation (“Procura”), and STP Energy Corporation, a British Virgin Islands international business company (“STP”). Procura and STP had asserted claims and rights against the Company’s business opportunities and contractual relationships with the DRSTP claiming, among other things, to be a joint venture partner of the Company in such relationship and also an indirect participant in STPetro, S.A., the national petroleum company of the DRSTP in which the Company owned a 49% equity interest. Under the Assignment and Settlement Agreement, Procura and STP assigned all such claims and rights to Chrome in exchange for $550,000 cash paid by Chrome. To the extent that any such claims were not assigned or not assignable to Chrome, Procura and STP released and covenanted not to sue the Company and the DRSTP. Subsequently, Chrome assigned the Procura and STP claims and rights to the Company, subject to repayment of the cash consideration it paid to acquire such claims and rights.

Investment in and advances to STPetro, S.A.

In July 1998, the DRSTP established the Sao Tome and Principe National Petroleum Company, SA (“STPetro”) as the national petroleum company. The charter established the initial ownership of STPetro as 51% by DRSTP and 49% by ERHC in exchange for $51,000 and $49,000, respectively. Through June 30, 2001, the Company expended $1,076,557 on behalf of STPetro.  As a condition of the 2001 agreement referred to above, the Company would no longer pursue collection of its investment or the amounts expended on behalf of STPetro. Accordingly, during July 2001 management elected to write off its investment in STPetro as well as the amounts expended on behalf of STPetro resulting in $1,125,557 being recorded as write-offs and abandonments during the year ended September 30, 2001.

Note 4 -  Restricted Cash

At September 30, 2003 and 2002, the Company has restricted cash of $18,343 and $18,074, respectively, which is invested in an interest-bearing certificate of deposit, pledged as collateral for a performance bond covering certain oil and gas properties in Wichita Falls, Texas.  These oil and gas properties were abandoned and written off during the year ended September 30, 1999 and the Company is currently investigating the release of the performance bond.

Note 5 -  Notes payable

Convertible Debt

During January 2001, Chrome entered into escrow agreements with a financial institution for the benefit of the holders of $6,178,750 or 83.2% of the aggregate principal amount of the Company’s then outstanding convertible debt securities, which, together with the convertible debt securities held by Chrome of $1,250,000 (excluding convertible lines of credit currently held by Chrome), constitutes 100% of all of the Company’s outstanding convertible debt securities at that date.  These escrow agreements provided for the amendment of the outstanding convertible debt held by the parties to the escrow agreements so that (i) the maturity date was extended to January 31, 2003, (ii) interest will be payable by the Company on January 31, 2002 and at maturity, (iii) the conversion price is fixed at $0.20 per share, subject to standard anti-dilution adjustments, and (iv) all prior defaults by the Company are waived.  Substantially all note holders agreed to the amended terms.  The original notes were canceled and replaced with new debt instruments.  Additionally, accrued interest of $782,372 as of January 31, 2001 relating to these convertible notes was converted into principal resulting in the total of the new notes being $8,211,122, including $1,435,979 held by Chrome.  During the quarter ended March 31, 2003, the Company received approval from convertible noteholders to extend the maturity of the principal due January 31, 2003 for one year to mature on January 31, 2004.

During the year ended September 30, 2003, the Company received notice of conversion of convertible debt of $2,722,499 and accrued interest of $84,509 into 14,035,085 shares of common stock.  During the year ended September 30, 2002, the Company received notice of conversion of $870,412 of convertible debt and accrued interest of $56,526, which were converted into 4,634,688 shares of common stock.

As of September 30, 2003, if the outstanding convertible debt was converted using the conversion price of $0.20 per share, the Company would be required to issue 23,091,055 shares of common stock based on an outstanding principal amount of $4,618,211, of which 7,179,895 shares of common stock based on an outstanding principal amount of $1,435,979 would be issued to Chrome.  Additionally, interest accrued and unpaid on these notes as of September 30, 2003 is $248,130, of which $114,660 is owed to Chrome.  At the option of the noteholders, unpaid interest can be converted into common stock of the Company.  As of September 30, 2003, if this accrued interest were converted using the conversion price of $0.20 per share, the Company would be required to issue 1,240,650 shares of common stock, of which 573,300 would be issued to Chrome.

Lines of Credit (Chrome)

In connection with the Purchase Agreement between Chrome and TCHC, the TCHC $4.0 million 8% exchangeable promissory note, referred to above, was acquired and assumed by Chrome.  Chrome and the Company subsequently agreed to amend and restate the promissory note into a $2.2 million note maturing in September 2004 and Chrome has made available, a new working capital line of credit in the amount of $1.8 million maturing in September 2004 at terms similar to the TCHC line of credit.  These lines of credit are convertible at the lesser of $0.20 per share or such price as shall be determined by the Board of Directors of ERHC based on an independent determination by a recognized investment banker.  In addition, as provided for by the Derivative Settlement on February 9, 2001, Chrome executed an additional $5.0 million senior convertible promissory note (the “$5.0 Million Line of Credit”) bearing interest at a rate of 10% per annum, maturing in February 2003.  In February 2003, the Company extended the maturity on the $5.0 million senior convertible promissory note with Chrome to February 15, 2004 under similar terms.  All principal and interest is due at maturity.  The $5.0 Million Line of Credit is convertible at the lesser of $0.20 per share or such price as shall be determined by the Board of Directors of ERHC based on an independent determination by a recognized investment banker.  As of September 30, 2003 the total outstanding under these debt instruments was $7,613,799, of which $7,210,155 of the amount is convertible into shares of common stock of the Company. As of September 30, 2003, if these debt instruments were converted using the conversion price of $0.20 per share, the Company would be required to issue 36,050,775 shares of common stock to Chrome.  Additionally, interest accrued and unpaid on these notes as of September 30, 2003 is $1,712,620, of which $1,614,988 is subject to conversion.  As of September 30, 2003, if this accrued interest was converted using the conversion price of $0.20 per share, the Company would be required to issue 8,074,940 shares of common stock to Chrome.

The principal amounts of all long-term debt instruments (convertible and non-convertible), of $11,828,336 (including $8,646,134 due to shareholders) is due in 2004.

Note 6 -  Accrued Salaries

At September 30, 2003 and 2002, the Company has accrued salaries of $723,035 owed to former officers of the Company. The amounts and rights claimed by these officers are subject to lawsuits in which the Company is negotiating a final settlement. As of September 30, 2003 no agreement has been reached, but the Company expects that a negotiated settlement may result in the issuance of additional shares of common stock of the Company (See Note 10).

Note 7 -  Accrued Interest

Accrued interest consists of the following:

September 30,

2003

2002

Accrued interest – non-convertible shareholder loan	$97,632	$65,340
Accrued interest – convertible shareholder loans	1,729,647	1,091,269
Accrued interest – convertible debt	133,470	295,353

Total	$1,960,749	$1,451,962

As referred to in Note 5, effective January 31, 2001, Chrome entered into escrow agreements with a financial institution for the benefit of the holders of all of the Company’s outstanding convertible debt securities at that date. As a condition of the escrow agreements all accrued interest through January 31, 2001, totaling $782,372 was capitalized as part of the amended note agreements.

In January 2003, the Company solicited the consent of non-affiliated convertible noteholders to pay interest due on January 31, 2003 with common stock of the Company having a value equal to $0.20 per share.  During the year ended September 30, 2003, the Company issued 2,197,311 shares of common stock to these non-affiliated convertible noteholders and 852,853 shares of common stock to Chrome for payment of accrued interest in the aggregate amounts of $439,462 and $170,571, respectively.

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

Note 8 -  Income Taxes

At September 30, 2003 the Company has a consolidated net operating loss carry-forward (“NOL”) of approximately $64.8 million expiring through 2022. The Company has a deferred tax asset of approximately $22 million resulting from this NOL.  The loss carryforwards are subject to certain limitations under the Internal Revenue Code including Section 382 of the Tax Reform Act of 1986. ERHC believes that the utilization of these net operating loss carryforwards could be significantly limited due to the changes in ownership and control. The ultimate realization of the resulting net deferred tax asset is dependent upon generating sufficient taxable income prior to expiration of the NOLs.  Due to the nature of these NOLs and since realization is not assured, management has established a valuation allowance relating to the deferred tax asset for both 2003 and 2002 in an amount equal to the deferred tax asset.

Note 9 -  Shareholders’ Equity (Deficit)

The Company has authorized 950,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock.

From time to time, in order to fund operating activities of the Company, common stock is issued for cash or in exchange for goods or services.  Generally, offerings of the Company’s common stock include warrants to acquire common stock of the Company at fixed exercise prices.  Occasionally, depending on the nature of the offering and restrictions imposed on the shares being acquired, the exercise price of the warrant may be below the fair market value of the underlying common stock on the date of issuance.

During the year ended September 30, 2003, the Company issued 16,261,887 shares of common stock to non-affiliated convertible noteholders and 852,853 shares of common stock to Chrome for the conversion of debt and settlement of accrued interest (see Note 7).  The details of these transactions are summarized below.

During December 2002, the Company issued 2,600,000 shares of common stock for which the Company had previously received proceeds of $260,000 in August and September of 2002.

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

During March 2003, the Company issued 6,000,000 shares of common stock at $0.10 per share for total net proceeds of $585,000, after expenses of $15,000.  In connection with the sale of stock, 6,000,000 warrants were issued with a weighted average exercise price of $0.20 per share expiring in February and March 2007.

During March 2003, the Company issued 3,789,343 shares of common stock to various creditors for the conversion of debt and payment of accrued interest in the aggregate amount of $757,868.  Also, during March 2003, the Company issued 852,853 shares of common stock to Chrome for the settlement of accrued interest valued at $170,571.

During June 2003, the Company issued 840,000 shares of common stock at $0.30 per share for total net proceeds of $243,750, after expenses of $6,250.  In connection with the sale of stock, 840,000 warrants were issued with a weighted average exercise price of $0.50 per share expiring in June 2007.

During July 2003, the Company issued 1,536,895 shares of common stock to one creditor for the conversion of debt and payment of accrued interest in the aggregate amount of $307,379.

During July 2003, the Company issued 190,000 shares of common stock to one creditor for an accounts payable balance in the aggregate amount of $51,300.

During August 2003, the Company issued 2,596,830 shares of common stock to one creditor for the conversion of debt and payment of accrued interest in the aggregate amount of $519,356.

During August 2003, the Company issued 114,286 shares of common stock to one creditor for an accounts payable balance in the aggregate amount of $25,758.

During September 2003, the Company entered into a stock subscription agreement to issue 1,000,000 shares of common stock at $0.25 per share generating and receiving total proceeds of $250,000 as of September 30, 2003.  However, the shares were not issued until November 2003.  The total proceeds received of $250,000 was recorded in additional paid-in capital at September 30, 2003 and the Company has excluded these shares in its calculation of weighted average number of basic and diluted common stock shares outstanding for the year ended September 30, 2003.  In connection with the sale of stock, 1,000,000 warrants were issued with a weighted average exercise price of $0.50 per warrant expiring in September 2007.

During the year ended September 30, 2002, the Company issued 6,854,603 shares of common stock to non-affiliated convertible noteholders and 852,853 shares of common stock to Chrome for the conversion of debt and settlement of accrued interest (see Note 7).

During December 2001, the Company issued 2,500,000 shares of common stock valued at $250,000, based on a fair market value of $0.10 per share, to a former officer in settlement of a lawsuit relating to prior salaries not paid and other amounts. The Company had previously accrued the entire amount owed under this claim as accrued officers’ salaries.

During January 2002, the Company issued 200,000 shares of common stock valued at $40,000, based on a fair market value of $0.20 per share, to a former director and consultant in settlement of a lawsuit relating to prior salary not paid and other amounts. The Company had previously accrued the entire amount owed under this claim as accrued officers’ salaries.

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

During the year ended September 30, 2001, the Company issued 8,500,000 shares of common stock to an attorney to settle certain legal obligations of the plaintiffs involved in the Derivative Settlement referred to in Note 1.  The fair value of these shares upon issuance was $425,000 based on a $0.05 per share price determined from quoted market prices of the Company’s common stock on the date of issuance.  This amount has been recorded within general and administrative expenses during the year ended September 30, 2001.

During March 2001, the Company issued 10,000,000 shares of common stock to an entity controlled by an officer and 18,500,000 million shares of common stock to a consultant for services rendered in connection with the February 15, 2001 change of control transaction referred to in Note 1.  The fair value of these shares upon issuance was $1,425,000 based on a $0.05 per share price determined from quoted market prices of the Company’s common stock on the date of issuance.  This amount has been recorded within general and administrative expenses during the year ended September 30, 2001.

Warrants

From time to time, in order to fund operating activities of the Company, common stock and convertible debt are issued for cash and common stock is issued in exchange for goods or services.  Generally, offerings of the Company’s common stock and convertible debt include warrants to acquire common stock of the Company at fixed exercise prices.  Occasionally, depending on the nature of the offerings (common stock or debt) and restrictions imposed, the exercise price of the warrant may be below the fair market value of the underlying common stock on the date of issuance.  As of September 30, 2003 and 2002 the Company has 13,430,000 and 8,780,575, respectively, of warrants outstanding to acquire the Company’s common stock at exercise prices range from $0.20 to $3.17 per share.  During the year ended September 30, 2003, 7,840,000 warrants were issued in connection with the sale of common stock having a weighted average exercise price of $0.27 per warrant and 3,190,575 warrants expired unexercised having a weighted average exercise price of $1.99 per warrant.  As of September 30, 2003 total cash proceeds to the Company would be $4,312,500 with an average exercise price of approximately $0.32 if all of the outstanding warrants are exercised.  These warrants expire on various dates throughout the period October 15, 2003 to April 22, 2009.

Note 10 - Commitments and Contingencies

Pending Litigation and Other Contingencies

During August 1999 and February 2001, the Company underwent changes of control.  Following the changes of control of the Company, new management and the new board of directors were required to expend significant Company resources to settle claims and expenses arising out of the conduct of prior management. In addition, the Company faces additional unresolved claims and disputes, including suits seeking recoveries in excess of $1.0 million brought by former employees and officers for back salary and other amounts.  The Company is defending its position vigorously, but there is no certainty that the Company will prevail.  The Company is proceeding in the hope that a settlement can be reached.  As of September 30, 2003 and 2002, officers’ salaries of $723,035 have been accrued and management believes this amount will be sufficient to settle any amounts that may be due.  The Company is subject to other legal proceedings which have arisen in the ordinary course of business and have not been fully adjudicated.  Although there can be no assurance as to the ultimate disposition of these matters and the proceedings disclosed above, in the opinion of management, based upon information available at this time, the cost of defense or settlement of these actions, individually or in the aggregate, will not have a materially adverse effect on the financial position, results of operations, or cash flows of the Company.

Additionally, from time to time, certain potential obligations are presented to the Company that may have originated during periods not under existing management’s control.  These alleged obligations are generally for goods and services for which the Company has no record.  The Company actively investigates these claims as they arise.  All known material obligations of the Company have been recorded and reflected in the financial statements, but there is no certainty that all material claims have been presented to the Company nor have the benefits of available statutes of limitations been considered, should they apply.

Commitments

The Company entered into a management services agreement with Chrome Oil Services, Ltd. (“COS”) in February 2001.  Pursuant to that agreement, COS provides the Company with management and business development services in addition to providing specified services in the areas of refinery maintenance, engineering design, and upstream oil industry services. COS provides these services to the Company for a management fee of $68,000 per month.  Messrs. Mba, Echesi, and Ntephe are employees of COS that provides services to the Company and these persons receive salaries and overhead expense reimbursement from COS, not from the Company. Expenses not covered under the management services agreement are paid by the Company which includes primarily general office supplies. This agreement has no expiration date but does expire 30 days following the delivery of a written notice of termination by either party. During each of the years ended September 30, 2003 and 2002 total expenses incurred under this management services agreement were $816,000.  The Company’s executive officers incurred significant direct expense for travel and related expenses of approximately $434,000 and $407,000 during the years ended September 30, 2003 and 2002, respectively, which were reimbursed by the Company to COS or directly to the officers.  At September 30, 2003 and 2002 accounts payable and other accrued liabilities included approximately $8,690 and $52,000, respectively, owed to one officer for direct travel expenses.

The Company’s Houston, Texas office is leased by COS, pursuant to the management services agreement, and is provided for the Company pursuant to such agreement.  This lease for approximately 1,900 sq. ft. of office space expires February 2006.

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

In October 2001, the Company entered into an agreement with a consulting group to represent ERHC in commercial negotiations with potential oil and gas industry partners to participate in the award of licenses in Sao Tome and to assist with other financial related services as deemed necessary.  The Company is required to pay an initial fee of $150,000 for the period October 2001 through January 31, 2002 and $30,000 per month thereafter as well as to reimburse the consulting group for out of pocket expenses.   In addition, the Company is obligated to pay a minimum additional fee of $500,000 contingent upon the successful first closing of a Transaction.  During the year ended September 30, 2002, total expenses incurred under this consulting agreement were $356,058.  The agreement has a term of one year but expires immediately upon written notice of termination by either party, without penalty to either party. In July, 2002 the Company entered into a revised agreement with this consulting group which reduces the monthly fee to $12,500 beginning June 1, 2002, provides for the issuance of 300,000 shares of common stock in settlement of $45,000 in accounts payable outstanding at June 30, 2002 and allows the Company the option of settling the $500,000 minimum additional fee above in cash or 2,500,000 shares of common stock.  The Company is also obligated to pay in cash or in common stock a success fee of 2% - 4%, as defined, of the total cash proceeds received from a partner should the sale of new equity occur.  An additional success fee equal to 1,500,000 shares of common stock is also payable upon the execution of a transaction, as defined.

In May 2002, the Company entered into an agreement with a consulting group to advise the Company in securing financing of up to $1,500,000 and in structuring a joint venture arrangement with a partner. The Company is required to pay an initial fee of 1,000,000 shares of common stock as well as to reimburse the consultant for out of pocket expenses. In addition, the Company is obligated to pay a 2.5% fee of the amount of capital raised and an additional fee of 2,000,000 shares of common stock contingent upon the successful first closing of a joint venture transaction. During the year ended September 30, 2003, this consulting group assisted the Company in selling 7,840,000 shares of common stock at prices ranging from $0.10 to $0.30 per share resulting in net proceeds of $1,072,500.  During the year ended September 30, 2002, this consulting group assisted the Company in selling 6,600,000 shares of common stock at $0.10 per share resulting in net proceeds of $643,500. During the year ended September 30, 2003, total expenses incurred under this consulting agreement were $27,500, all of which was charged against additional paid-in capital as an offset to proceeds received in the offering.  During the year ended September 30, 2002, total expenses incurred under this consulting agreement were $168,516, of which $16,500 was charged against additional paid in capital as an offset to proceeds received in the offering. The agreement has an indefinite term extending through the successful first closing of a joint venture transaction but expiring upon seven-day written notice of termination by either party, without penalty to either party.

In June 2002, the Company entered into an agreement with a consultant to assist the Company in securing an agreement with a strategic oil and gas industry partner to prepare the Company for participation in the award of licenses in Sao Tome.  The Company is required to pay an initial fee of 1,000,000 shares of common stock as well as to reimburse the consultant for out of pocket expenses.  In addition, the Company is obligated to pay a 2% fee of the cash proceeds received by the Company from a partner, a 1% fee of future carried costs paid by the partner and 3,000,000 shares of common stock contingent upon the successful first closing of a transaction. During the years ended September 30, 2003 and 2002, total expenses incurred under this consulting agreement were $2,600 and $153,800, respectively. The agreement, which had an initial term of one year, has been extended until March 31, 2004 but expires immediately upon written notice of termination by either party, without penalty to either party.

During May 2003, the Company entered into an agreement with a consultant to provide general consulting services to the Company including transaction support, evaluation of geological and seismic data, preparation of valuations and participation in meetings with potential partners or purchasers of the Company in connection with its oil and gas interests in the JDZ and the EEZ.  The terms of the agreement provide for monthly payments of $10,000 for twelve months beginning September 2003.  In addition, the agreement provides for a success fee of $50,000 should the Company close a transaction for the sale of its interest in the JDZ or the EEZ.

Note 11 - Subsequent Events

During September 2003, the Company received proceeds of $250,000 from a stock subscription agreement for 1,000,000 shares of common stock (see Note 9).  These shares were physically issued during November 2003.

In October 2003, the Company issued 5,240,895 shares of common stock to one creditor for the conversion of debt and payment of accrued interest in the aggregate amount of $1,048,179.

In October 2003, the Company issued 187,500 shares of common stock to one creditor for an accounts payable balance in the aggregate amount of $73,125

During October 2003, the Company received proceeds of $250,000 from stock subscription agreements for 1,000,000 shares of common stock including 1,000,000 warrants with an exercise price of $0.50 per share expiring in October 2007.  These shares have not been issued.