Form 10-Q
period 2003-12-31
ENVIRONMENTAL REMEDIATION HOLDING CORP
filed 2004-02-17
CIK 799235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

(713) 626-4700
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of common shares outstanding as of February 6, 2004 was 594,334,805.

TABLE OF CONTENTS

ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

BALANCE SHEETS

	December 31, 2003	September 30, 2003
	(unaudited)

ASSETS

CURRENT ASSETS
Cash	$—	$23,336
Restricted cash	18,343	18,343
Prepaid expenses and other current assets	10,272	15,065

Total current assets	28,615	56,744

DRSTP concession fee	5,679,000	5,679,000

Total assets	$5,707,615	$5,735,744

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,370,973	$1,367,712
Accrued officers salaries	723,035	723,035
Accrued interest	131,316	133,470
Accrued interest, shareholder	2,050,787	1,827,279
Current portion of nonconvertible debt, shareholder	403,644	403,644
Current portion of convertible debt, shareholder	8,874,704	8,646,134
Current portion of convertible debt	2,163,437	3,182,232

Total current liabilities	15,717,896	16,283,506

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value; authorized 10,000,000 shares; none issued and outstanding	—	—
Common stock, $0.0001 par value; authorized 950,000,000 shares; issued and outstanding 589,351,265 and 582,829,594 at December 31, 2003 and September 30, 2003, respectively	58,935	58,283
Additional paid-in capital	55,308,723	53,937,800
Accumulated deficit	(65,377,939)	(64,543,845)

Total shareholders’ deficit	(10,010,281)	(10,547,762)

Total liabilities and shareholders’ deficit	$5,707,615	$5,735,744

See accompanying notes to financial statements.

ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

STATEMENTS OF OPERATIONS

	Three Months Ended December 31,
	2003	2002
	(unaudited)	(unaudited)

COSTS AND EXPENSES
General and administrative expense	$564,702	$436,780
Interest expense	269,392	312,407

Net loss	$(834,094)	$(749,187)

Net loss per common share – basic and diluted	$—	$—

Weighted average number of common shares outstanding	584,232,944	555,509,911

See accompanying notes to financial statements.

ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
	2003	2002
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(834,094)	$(749,187)
Adjustments to reconcile net loss to net cash used by operating activities
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	4,793	—
Accounts payable and other accrued liabilities	64,253	176,034
Accrued interest	269,392	312,407

Net cash used by operating activities	(495,656)	(260,746)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock, net of expenses	243,750	—
Proceeds from convertible debt, shareholder	228,570	260,666

Net cash provided by financing activities	472,320	260,666

Net decrease in cash	(23,336)	(80)

Cash, beginning of period	23,336	2,240

Cash, end of period	$—	$2,160

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Noncash operating and financing activities:
Stock issued in exchange for:
Accounts payable	$60,991	$—
Convertible debt and accrued interest	$1,066,834	$—

See accompanying notes to financial statements.

ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

Notes to Financial Statements

NOTE 1 - BUSINESS ORGANIZATION

The financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods on a basis consistent with the annual audited financial statements.  All such adjustments are of a normal recurring nature.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year.  Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2003.

General Business, Nature of Operations and Significant Accounting Policies

Environmental Remediation Holding Corporation (“ERHC” or the “Company”) is an independent oil and gas company.  The Company was formed in 1986, as a Colorado corporation, and was engaged in a variety of businesses until 1996, at which time it began its current operations as an independent oil and gas company.  The Company’s goal is to maximize its value through profitable growth in oil and gas reserves and production in the Gulf of Guinea off the coast of central West Africa and to acquire interests in non-producing oil and gas properties, particularly high potential international prospects in known oil  and natural gas producing areas. The Company’s current focus is to exploit its only assets, which are agreements with the government of the Democratic Republic of Sao Tome & Principe (“DRSTP”) concerning oil and gas and natural gas exploration in the exclusive territorial waters of Sao Tome, an island nation located in the Gulf of Guinea off the coast of central West Africa, (the “Exclusive Economic Zone” or “EEZ”) and with the Nigeria-Sao Tome and Principe Joint Development Authority (the “JDA”) and DRSTP in a Joint Development Zone (“JDZ”) between Sao Tome and the Federal Republic of Nigeria (“FRN”) (“JDZ/EEZ Concession”).   The Company intends to explore forming relationships with other oil and gas companies having greater technical and financial resources to assist the Company in leveraging its interests in the EEZ and the JDZ.  The Company currently has no other operations.

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

Impairment of Long Lived Assets

On a quarterly basis, the Company assesses impairment in value of long-lived assets and certain identifiable intangibles to be held and used. The Company evaluates the possibility of impairment by comparing anticipated undiscounted cash flows to the carrying amount of the related long-lived assets. If such cash flows are less than carrying value, the Company then reduces the asset to its fair value using an estimate of recoverability on a discounted cash flow basis.  Various factors such as anticipated cash flows and proceeds from a sale or proceeds expected to be realized from third party participation in development opportunities are part of this analysis. Since the Company’s only asset is its JDZ/EEZ Concession any change in the terms of these agreements may also impact the future recoverability of this asset. Future results could differ from the Company’s projections with a resulting adjustment to income in such period.  As of December 31, 2003, there have been no events or circumstances that would require an impairment of the Company’s JDZ/EEZ Concession.

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

(e)  the Company executed an additional $5.0 million senior convertible promissory note bearing interest at a rate of 10% annum maturing February 2003 convertible at the lesser of $0.20 per share or such price as shall be determined by the board of ERHC based on an independent determination by a recognized investment banker; in February 2003, the Company extended the maturity of this note to February 2004 under similar terms;

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

The 2001 Agreement gives ERHC rights to participate in exploration and production activities in both the EEZ of the DRSTP and an area between DRSTP and the FRN that the two nations have designated as a JDZ.  Since the 2001 Agreement replaces the 1997 Agreement, it requires the Company to relinquish its rights arising under the 1997 Agreement including any interest it had in STPetro, S.A. the national petroleum company of the DRSTP in which the Company previously owned a 49% equity interest (“STPetro”).

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

However, ERHC retained under the 2001 Agreement the following rights to participate in exploration and production activities in the EEZ subject to certain restrictions:  (a) right to receive up to two blocks of ERHC’s choice, and (b) the option to acquire up to a 15% paid working interest in up to two blocks of ERHC’s choice in the EEZ.  The Company would be required to pay its proportionate share of the signature bonus and all other costs related to the exploration and exploitation of the blocks in the EEZ.  The above is only a brief summary of the terms of the 2001 Agreement and the 2003 Option Agreement and such summaries do not purport to be complete and are qualified in their entirety by reference to the text of the 2001 Agreement and 2003 Option Agreement, respectively (any and all related documents). The 2001 Agreement and 2003 Option Agreement have been filed with the SEC and are available on the U.S. Securities and Exchange Commission’s (“SEC”) web site at www.sec.gov.

Settlement Agreement (Procura)

On February 10, 2001, Chrome entered into an Assignment and Settlement Agreement with Procura Financial Consultants, C.C., a South African closely-held corporation (“Procura”), and STP Energy Corporation, a British Virgin Islands international business company (“STP”). Procura and STP had asserted claims and rights against the Company’s business opportunities and contractual relationships with the DRSTP claiming, among other things, to be a joint venture partner of the Company in such relationship and also an indirect participant in STPetro.  Under the Assignment and Settlement Agreement, Procura and STP assigned all such claims and rights to Chrome in exchange for $550,000 cash paid by Chrome. To the extent that any such claims were not assigned or not assignable to Chrome, Procura and STP released and covenanted not to sue the Company and the DRSTP. Subsequently, Chrome assigned the Procura and STP claims and rights to the Company, subject to repayment of the cash consideration it paid to acquire such claims and rights.

Advances to DRSTP

In May 2002, the Company paid $80,000 to the arbitrator on behalf of and with the agreement of DRSTP.  The Company capitalized this expenditure as part of the DRSTP concession fee.

NOTE 2 – GOING CONCERN

The Company’s auditor issued a going concern opinion in connection with the audit of the Company’s financial statements as of September 30, 2003.  The Company’s current liabilities exceed its current assets by $15,689,281 at December 31, 2003. For the three months ended December 31, 2003, the Company’s net loss was $834,094.  The Company has incurred net losses of $3,153,882 and $4,084,210 in the fiscal years 2003 and 2002, respectively. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. The Company is in ongoing negotiations to raise general operating funds and funds for specific projects. Management will be required to, and expects to, raise additional capital through the issuance of debt securities and offerings of equity securities to fund the

Company’s operations, and will attempt to continue raising capital resources until such time as the Company generates revenues sufficient to maintain itself as a viable entity. However, there is no assurance that such financing will be obtained.

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

The Company has a total of $6.8 million available under debt agreements of $1,800,000 and $5,000,000, respectively, entered into by and between the Company and Chrome (its majority shareholder). The Company has drawn the full amount of the $1,800,000, and has drawn $3,438,725 of the $5,000,000, working capital line of credit, for a total outstanding of $5,238,725 as of December 31, 2003.  It is expected that the Company will continue to borrow funds from Chrome in the future but there is no assurance that funds will be made available or under similar terms. In prior years, the Company was able to raise funds in a timely manner, but there is no assurance that it will continue to do so in the future.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. If the Company is unable to continue as a going concern, the values realized from the Company’s assets may be less than the carrying amounts reported in its financial statements. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 3 – DEBT

During the three months ended December 31, 2003, the Company received notice of conversion of convertible debt of $1,018,796 and accrued interest of $48,038 into 5,334,171 shares of common stock.

NOTE 4 – EQUITY

During November 2003, the Company issued 1,000,000 shares of common stock for which the Company had previously received proceeds of $250,000 in September of 2003.

During October and December 2003, the Company issued 5,334,171 shares of common stock to three creditors for the conversion of debt and payment of accrued interest in the aggregate amount of $1,066,834.

During October 2003, the Company issued 187,500 shares of common stock to one creditor for an accounts payable balance in the aggregate amount of $60,991.

During October 2003, the Company entered into a stock subscription agreement to issue 1,000,000 shares of common stock at $0.25 per share generating and receiving total proceeds of $250,000 as of December 31, 2003.  However, the shares were not issued until January 2004.  The total proceeds received of $250,000 was recorded in additional paid-in capital at December 31, 2003 and the Company has excluded these shares in its calculation of weighted average number of basic and diluted common stock shares outstanding for the quarter ended December 31, 2003.  In connection with the sale of stock, 1,000,000 warrants were issued with a weighted average exercise price of $0.50 per warrant expiring in October 2007.

NOTE 5 – PENDING LITIGATION AND OTHER CONTINGENCIES

During February 2001, the Company underwent a change of control.  Following the change of control of the Company, new management and the new board of directors have been required to expend significant Company resources to settle claims and expenses arising out of the conduct of prior management. In addition, the Company faces additional unresolved claims and disputes, including suits seeking recoveries in excess of $1.0 million brought by former employees and former officers for back salary and other amounts.  The Company is defending its position vigorously, but there is no certainty that the Company will prevail.  The Company is proceeding in the hope that a settlement can be reached.  As of December 31, 2003, officers’ salaries of $723,035 have been accrued and management believes this amount will be sufficient to settle any amounts that may be due.

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

During each of the three month periods ended December 31, 2003 and 2002, total expense incurred under this management services agreement was $204,000 for each period.   The Company’s executive officers incurred direct travel and related expenses of approximately $103,000 and $76,000 during the three months ended December 31, 2003 and 2002, respectively, which were reimbursed to COS or directly to the officers.  At December 31, 2003 and 2002, accounts payable and other accrued liabilities included approximately $8,000 and $80,000, respectively, owed to one officer for direct travel and related expenses.

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

In May 2002, the Company entered into an agreement with a consulting group to advise the Company in securing financing of up to $1,500,000 and in structuring a joint venture arrangement with a partner. The Company was required to pay an initial fee of 1,000,000 shares of common stock as well as to reimburse the consultant for out of pocket expenses. In addition, the Company is obligated to pay a fee equal to 2.5% of the amount of capital raised and an additional fee of 2,000,000 shares of common stock contingent upon the successful first closing of a joint venture transaction. During the year ended September 30, 2003, this consulting group assisted the Company in selling 7,840,000 shares of common stock at prices ranging from $0.10 to $.30 per share resulting in net proceeds of $1,072,500.  During the three months ended December 31, 2003, this consulting group assisted the Company in selling 1,000,000 shares of common stock at $0.25 per share resulting in net proceeds of $243,750. During the three month period ended December 31, 2003, total expenses incurred under this consulting agreement were $8,712, of which $6,250 was charged against additional paid-in capital.  During the three months ended December 31, 2002, no expenses were incurred under this consulting agreement. The agreement has an indefinite term extending through the successful first closing of a joint venture transaction but expiring upon seven-day written notice of termination by either party, without penalty to either party.

In June 2002, the Company entered into an agreement with a consultant to assist the Company in securing an agreement with a strategic oil and gas industry partner to prepare the Company for participation in the award of licenses in Sao Tome.  The Company is required to pay an initial fee of 1,000,000 shares of common stock as well as to reimburse the consultant for out of pocket expenses.  In addition, the Company is obligated to pay fees equal to: (a) 2% of the cash proceeds received by the Company from a partner, (b) 1% of future carried costs paid by the partner and (c) 3,000,000 shares of common stock contingent upon the successful first closing of a transaction. During the three months ended December 31, 2003 and 2002, no expenses were incurred under this consulting agreement. The agreement, which had an initial term of one year, has been extended until March 31, 2004 but expires immediately upon written notice of termination by either party, without penalty to either party.

During May 2003, the Company entered into an agreement with a consultant to provide general consulting services to the Company including transaction support, evaluation of geological and seismic data, preparation of valuations and participation in meetings with potential partners or purchasers of the Company in connection with its oil and gas interests in the JDZ and the EEZ.  The terms of the agreement provide for monthly payments of $10,000 for twelve months beginning September 2003.  In addition, the agreement provides for a success fee of $50,000 should the Company close a transaction for the sale of its interest in the JDZ or the EEZ.  During the three months ended December 31, 2003, total expenses incurred under this consulting agreement were $47,719.  During the three months ended December 31, 2002, no expenses were incurred under this consulting agreement.

NOTE 6 – SUBSEQUENT EVENTS

During January 2004, the Company received proceeds of $250,000 from stock subscription agreements for 1,100,000 shares of common stock including 1,100,000 warrants with an exercise price of $0.50 per share expiring in January 2008.  These shares have not been issued.

During January 2004, the Company issued 2,742,258 shares of common stock to one creditor for the conversion of debt and payment of accrued interest in the aggregate amount of $548,452.

On January 26, 2004, the Company solicited the consent of non-affiliated convertible noteholders to pay interest due on January 31, 2004 with common stock of the Company having a value equal to $0.20 per share and to extend the maturity of the principal due January 31, 2004 for one year to mature on January 31, 2005.  As of February 6, 2004, the Company had received approved consent forms from all convertible noteholders representing approximately $272,000 in total interest due, for which approximately 1,360,000 shares of common stock will be issued.  In addition, as of February 6, 2004, the Company had received approved consent forms from all convertible noteholders representing approximately $3,091,000 of convertible debt principal outstanding to extend the maturity of the principal due January 31, 2004 for one year to mature on January 31, 2005.

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

Results of Operations

Three Months Ended December 31, 2003 Compared to December 31, 2002

During the three months ended December 31, 2003, the Company incurred a net loss of $834,094 compared to a net loss of $749,187 three months ended December 31, 2002.  General and administrative expense increased by approximately $128,000 in the three months ended December 31, 2003 compared to the comparable period in 2002.  During February 2001, the Company negotiated a management services agreement with Chrome Oil Services Ltd. (“COS”) whereby the Company would pay a monthly management fee of $68,000 for various services to be provided by COS inclusive of all general office expenses incurred.  Total expense incurred under this management services agreement was $204,000 for each of the three month periods ended December 31, 2003 and 2002, respectively.  In addition, the Company’s executive officers incurred travel and travel related expenses of approximately $103,000 and $76,000 for the three months ended December 31, 2003 and 2002, respectively.  During the three months ended December 31, 2003, management of COS continued meeting with officials of the FRN, DRSTP and the Nigeria-Sao Tome and Principe Joint Development Authority (“JDA”) and made trips to the United States while managing the ongoing affairs of the Company.  The Company anticipates travel related expenses to continue to be significant as the Company further develops its business interests.  During the three months ended December 31, 2003, the Company incurred $35,000 in bidding expense in connection with the October 2003 bid round in the JDZ, and $19,000 was expensed in support of the athletes representing DRSTP at the 2003 All Africa Games.  No comparable expenses were incurred in the three months ended December 31, 2002.

During the three months ended December 31, 2003 interest expense decreased by approximately $43,000 compared to the comparable period in 2002.  Interest expense on convertible debt decreased by approximately $63,000 because of substantially lower debt levels.  This decrease was offset by an increase of approximately $20,000 on shareholder debt because of increased borrowings under the $5,000,000 line of credit.

During the three months ended December 31, 2003 and 2002, respectively, the Company had no revenues from which cash flows could be generated to support operations and thus relied entirely on borrowings funded from its working capital lines of credit provided by Chrome Energy, LLC, the Company’s majority shareholder (“Chrome”).

Going Concern

The Company’s auditor issued a going concern opinion in connection with the audit of the Company’s financial statements as of September 30, 2003.  The Company’s current liabilities exceed its current assets by $15,689,281 at December 31, 2003. For the three months ended December 31, 2003, the Company’s net loss was $834,094.  The Company has incurred net losses of $3,153,882 and $4,084,210 in the fiscal years 2003 and 2002, respectively. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. The Company is in ongoing negotiations to raise general operating funds and funds for specific projects. Management will be required to, and expects to, raise additional capital through the issuance of debt securities and offerings of equity securities to fund the Company’s operations, and will attempt to continue raising capital resources until such time as the Company generates revenues sufficient to maintain itself as a viable entity. However, there is no assurance that such financing will be obtained.

The Company’s current focus is to exploit its only assets, which are agreements with the DRSTP concerning oil and gas exploration in Sao Tome and in the JDZ.  The Company intends to explore forming relationships with other oil and gas companies having greater technical and financial resources to assist the Company in leveraging its interests in Sao Tome and the JDZ. Should circumstances impede the Company from perfecting its interests in the 2001 Agreement or the 2003 Option Agreement with DRSTP, the Company would have only nominal assets.  Even if the Company perfects its interests in the 2001 Agreement and the 2003 Option Agreement, there is no certainty that a joint venture partner will be identified to develop the Company’s interests.  The Company currently has no other operations.

The Company has a total of $6.8 million available under debt agreements of $1,800,000 and $5,000,000, respectively, entered into by and between the Company and Chrome. The Company has drawn the full amount of the $1,800,000, and has drawn $3,438,725 of the $5,000,000, working capital line of credit, for a total outstanding of $5,238,725 as of December 31, 2003.  The Company anticipates the unused balance under this line of credit will provide sufficient working capital through fiscal 2004.  It is expected that the Company will continue to borrow funds from Chrome in the future but there is no assurance that funds will be made available or under similar terms. In prior years, the Company was able to raise funds in a timely manner, but there is no assurance that it will continue to do so in the future.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. If the Company is unable to continue as a going concern, the values realized from the Company’s assets may be less than the carrying amounts reported in its financial statements. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Liquidity and Capital Resources

Historically, the Company has financed its operations from the sale of its debt and equity securities (including the issuance of its securities in exchange for goods and services) and bank and other debt. The Company had expected to finance its operations and further development plans during fiscal 2003 and 2002 in part through additional debt or equity capital and in part through cash flow from operations.  There have been no cash flows generated from operations in the past two years, and the Company has been able to raise additional equity capital of $243,750 during the three months ended December 31, 2003 and $1,072,500 in fiscal 2003 from the sales of its common stock under private placements, net of expenses.

Therefore, during the three months ended December 31, 2003 and fiscal year 2003 the Company has relied entirely on 1) borrowings provided under various debt agreements entered into by and between the Company and its majority shareholder Chrome, 2) conversions of interest and principal due on its convertible notes by the issuance of common stock and 3) proceeds generated from the sale of its common stock under private placements.

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

In May 2002, the Company entered into an agreement with a consulting group to advise the Company in securing financing of up to $1,500,000 and in structuring a joint venture arrangement with a partner. During the year ended September 30, 2003, the consulting group assisted the Company in selling 7,840,000 shares of common stock at prices ranging from $0.10 to $0.30 per share, of which 1,000,000 were not issued until November 2003, resulting in net proceeds of $1,072,500.

In June 2002, the Company entered into an agreement with a consultant to assist the Company in securing an agreement with a strategic oil and gas industry partner to prepare the Company for participation in the award of licenses in the EEZ and the JDZ.

As of February 6, 2004, the Company had borrowed approximately $3,481,266 against its $5.0 million working capital line of credit from Chrome.  It is expected that the Company will continue to borrow funds under this working capital line of credit in the future but there is no assurance that funds will be made available or under similar terms.  Chrome is not obligated to provide future borrowings in excess of its existing committed lending obligations.  In prior years, the Company was able to raise funds in a timely manner, but there is no assurance that it will continue to do so in the future.

Working Capital

As of December 31, 2003, the Company had negative working capital of $15,689,281 of which $2,182,103 relates to accrued interest and $723,035 relates to accrued officers salaries, both of which will most likely be settled by the issuance of shares of common stock of the Company.  As of December 31, 2003, the Company had drawn the full amount available of $1,800,000 under one working capital line of credit and $3,438,725 had been advanced to the Company under another $5,000,000 working capital line credit with Chrome.  As of February 6, 2004, the Company had borrowed approximately $3,481,266 under this working capital line of credit.  This working capital line of credit is convertible into shares of Common Stock at a rate of $0.20 per share.  The Company anticipates the unused balance under this line of credit will provide sufficient working capital through fiscal 2004.

The Company intends to utilize any available sources of cash funds to provide for general corporate overhead and to pursue its interests under the 2001 Agreement and the 2003 Option Agreement.

Significant Accounting Policies

Impairment of Long Lived Assets

On a quarterly basis, the Company assesses impairment in value of long-lived assets and certain identifiable intangibles to be held and used. The Company evaluates the possibility of impairment by comparing anticipated undiscounted cash flows to the carrying amount of the related long-lived assets. If such cash flows are less than carrying value, the Company then reduces the asset to its fair value using an estimate of recoverability on a discounted cash flow basis.  Various factors such as anticipated cash flows and proceeds from a sale or proceeds expected to be realized from third party participation in development opportunities are part of this analysis. Since the Company’s only asset is its JDZ/EEZ Concession any change in the terms of these agreements may also impact the future recoverability of this asset. Future results could differ from the Company’s projections with a resulting adjustment to income in such period.  As of December 31, 2003 there have been no events or circumstances that would require an impairment of the Company’s JDZ/EEZ Concession.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s current operations focus on exploiting its rights to participate in exploration and production activities in the territorial waters of Sao Tome (the “EEZ”) and in the JDZ.  The Company intends to explore forming relationships with other oil and gas companies with greater technical and financial resources to assist the Company in leveraging its interests.  Should circumstances impede the Company from perfecting its interests in the 2001 Agreement or the 2003 Option Agreement, the Company would have only nominal assets. Even if the Company perfects its interests in the 2001 Agreement and the 2003 Option Agreement, there is no certainty that a joint venture partner will be identified to develop the Company’s interests.  The Company currently has no other operations.  Currently we transact business almost exclusively in the United States.  As a result, our financial statement results are unlikely to be affected significantly by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

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

Charles Briley v. ERHC.  Fifteenth Judicial District Court, Lafayette Parish, Louisiana, No. 2002-2016 (filed April 18, 2002).  Charles Briley has filed this breach of contract action alleging that he is a former consultant to the Company, and that he is due unpaid consulting fees. He seeks recovery of approximately $30,000, plus 125,000 shares of restricted common stock.  The case is in the discovery phase, and trial is set to take place in March 2004.

George LeBlanc v. ERHC.  Fifteenth Judicial District Court, Lafayette Parish, Louisiana, No. 2002-2017 (filed April 18, 2002).  George LeBlanc, a former ERHC consultant, has filed this breach of contract action alleging that he is due unpaid consulting fees totaling $15,500, along with 125,000 shares of restricted common stock.  The case is in the discovery phase, and trial is set to take place in March 2004.

Robert McKnight v. ERHC.  Fifteenth Judicial District Court, Lafayette Parish, Louisiana, No. 2002-2018 (filed April 18, 2002).  Robert McKnight, a former ERHC consultant, has filed this breach of contract action alleging that he is due unpaid consulting fees totaling $83,000, along with $8,619 in unpaid medical bills.  The case is in the discovery phase, and trial is set to take place in April 2004.

Jerome Rappaport, et al v. ERHC, et al.  Supreme Court of the State of New York, County of Suffolk, New York, No. 03-15879 (filed July 17, 2003), removed by ERHC to United States District Court, Eastern District of New York, N0. 03-4193 (TCP).  Seven New York residents filed suit against ERHC for breach of contract and breach of fiduciary duty alleging that they subscribed to purchase shares of ERHC common stock in 1999 pursuant to stock subscription agreements and that ERHC has not issued such shares of common stock. The plaintiffs are seeking an aggregate of 543,500 shares of common stock they allege were purchased, or alternatively, cash in an unspecified amount not to exceed $500,000 per plaintiff.  ERHC has moved to dismiss the case and is awaiting a hearing date on its motion.

Item 2.  Changes in Securities

In November 2003, the Company issued 1,000,000 shares of Common Stock to a resident of a non U.S. jurisdiction pursuant to Regulation S of the Securities Act of 1933, as amended (“Securities Act”), in connection with a stock subscription agreement entered into and collected in September 2003 in the aggregate amount of $250,000.

In October and December 2003, the Company issued 5,334,171 shares of common stock to three creditors for the conversion of debt and payment of accrued interest in the aggregate amount of $1,066,834.

During October 2003, the Company received proceeds of $250,000 from stock subscription agreements for 1,000,000 shares of common stock including 1,000,000 warrants with an exercise price of $0.50 per share expiring in October 2007.  These shares have not been issued.

Except as noted, the Company believes the above transactions were exempt from registration pursuant to Section 4(2) of the Securities Act as the recipients were all accredited investors, and since the transactions were non-recurring and privately negotiated. There were no underwritten offerings employed and no sales commissions were paid in connection with the sales and issuances of the unregistered securities in any of the transactions set forth above.

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

ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

Name		Title	Date

/s/	Sir Emeka Offor	Chairman of Board	February 16, 2004
Sir Emeka Offor

/s/	Chude Mba	Chief Executive Officer	February 16, 2004
	Chude Mba	President and Director

/s/	Nicolae Luca	Director	February 16, 2004
Nicolae Luca

/s/	Eze Echesi	Chief Financial Officer	February 16, 2004
Eze Echesi

/s/	Peter C. Ntephe	Secretary	February 16, 2004
Peter C. Ntephe