Form 10-Q
period 2004-03-31
ENVIRONMENTAL REMEDIATION HOLDING CORP
filed 2004-05-17
CIK 799235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

The number of common shares outstanding as of May 7, 2004 was 599,378,567.

TABLE OF CONTENTS

ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

BALANCE SHEETS

	March 31, 2004	September 30, 2003
	(unaudited)

ASSETS

CURRENT ASSETS
Cash	$735	$23,336
Restricted cash	18,343	18,343
Prepaid expenses and other current assets	22,772	15,065

Total current assets	41,850	56,744

DRSTP concession fee	5,679,000	5,679,000

Total assets	$5,720,850	$5,735,744

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,090,991	$1,367,712
Accrued officers salaries	723,035	723,035
Accrued interest	17,546	133,470
Accrued interest, shareholder	1,787,305	1,827,279
Current portion of nonconvertible debt, shareholder	403,644	403,644
Current portion of convertible debt, shareholder	9,055,149	8,646,134
Current portion of convertible debt	1,654,983	3,182,232

Total current liabilities	14,732,653	16,283,506

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value; authorized 10,000,000 shares; none issued and outstanding	—	—
Common stock, $0.0001 par value; authorized 950,000,000shares; issued and outstanding 597,988,385 and 582,829,594at March 31, 2004 and September 30, 2003, respectively	59,799	58,283
Additional paid-in capital	56,922,715	53,937,800
Accumulated deficit	(65,994,317)	(64,543,845)

Total shareholders’ deficit	(9,011,803)	(10,547,762)

Total liabilities and shareholders’ deficit	$5,720,850	$5,735,744

See accompanying notes to financial statements.

ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

COSTS AND EXPENSES
General and administrative expenses	$361,687	$385,358	$926,389	$822,138
Interest expense	254,691	313,230	524,083	625,637

Net loss	$(616,378)	$(698,588)	$(1,450,472)	$(1,447,775)

Net loss per share – basic and diluted	$—	$—	$—	$—

Weighted average number of common shares outstanding	594,169,223	560,800,759	589,182,322	558,126,265

See accompanying notes to financial statements.

ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
	2004	2003
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,450,472)	$(1,447,775)
Adjustments to reconcile net loss to net cash used by operating activities
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(7,707)	—
Accounts payable and other accrued liabilities	14,980	70,306
Accrued interest	524,083	625,637

Net cash used by operating activities	(919,116)	(751,832)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt, shareholder	409,015	394,369
Proceeds from common stock, net of expenses	487,500	585,000

Net cash provided by financing activities	896,515	979,369

Net increase (decrease) in cash	(22,601)	227,537

Cash, beginning of period	23,336	2,240

Cash, end of period	$735	$229,777

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Noncash operating and financing activities:
Stock issued in exchange for:
Accounts payable and accrued liabilities	$291,701	$100,758
Accrued interest	$591,945	$610,033
Convertible debt and accrued interest	$1,615,285	$318,406

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

General Business, Nature of Operations and Significant Accounting Policies

Environmental Remediation Holding Corporation (“ERHC” or the “Company”) is an independent oil and gas company.  The Company was formed in 1986, as a Colorado corporation, and was engaged in a variety of businesses until 1996, at which time it began its current operations as an independent oil and gas company.  The Company’s goal is to maximize its value through profitable growth in oil and gas reserves and production in the Gulf of Guinea off the coast of central West Africa and to acquire interests in non-producing oil and gas properties, particularly high potential international prospects in known oil and natural gas producing areas. The Company’s current focus is to exploit its only assets, which are agreements with the government of the Democratic Republic of Sao Tome and Principe (“DRSTP”) concerning oil and gas and natural gas exploration in the exclusive territorial waters of Sao Tome, an island nation located in the Gulf of Guinea off the coast of central West Africa, (the “Exclusive Economic Zone” or “EEZ”) and with the Nigeria-Sao Tome and Principe Joint Development Authority (the “JDA”) and DRSTP in a Joint Development Zone (“JDZ”) between Sao Tome and the Federal Republic of Nigeria (“FRN”) (“JDZ/EEZ Concession”).  The Company intends to explore forming relationships with other oil and gas companies having greater technical and financial resources to assist the Company in leveraging its interests in the EEZ and the JDZ.  The Company currently has no other operations.

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

The 2001 Agreement gives the Company rights to participate in exploration and production activities in both the EEZ and the JDZ.

In April 2003, the Company and DRSTP entered into an Option Agreement (“the 2003 Option Agreement”) in which the Company relinquished certain financial interests in the JDZ in exchange for additional exploration rights in the JDZ.  In April 2003, the Company entered into an Administration Agreement with the JDA.  The Administration Agreement is the formal agreement by the JDA that it will fully implement the ERHC preferential rights to acreage interests in the JDZ as set forth in the 2003

Option Agreement and describes certain procedures regarding the exercising of these rights.  The Company retains exploration rights in the EEZ via the 2001 Agreement and has acquired additional exploration rights in the JDZ via the 2003 Option Agreement.  The Company currently has no other operations.

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

Impairment of Long Lived Assets

On a quarterly basis, the Company assesses impairment in value of long-lived assets and certain identifiable intangibles to be held and used. The Company evaluates the possibility of impairment by comparing anticipated undiscounted cash flows to the carrying amount of the related long-lived assets. If such cash flows are less than carrying value, the Company then reduces the asset to its fair value using an estimate of recoverability on a discounted cash flow basis.  Various factors such as anticipated cash flows and proceeds from a sale or proceeds expected to be realized from third party participation in development opportunities are part of this analysis. Since the Company’s only asset is its JDZ/EEZ Concession any change in the terms of these agreements may also impact the future recoverability of this asset. Future results could differ from the Company’s projections with a resulting impairment adjustment recorded to expense in such period.  As of March 31, 2004, there have been no events or circumstances that would require an impairment of the Company’s JDZ/EEZ Concession.

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

On March 29, 2004, the Company received a Notification On Exercise of Preferential Rights in the JDZ from the JDA inviting the Company to exercise its preferential rights in the JDZ.

On April 13, 2004, ERHC submitted its selections.  See Note 6.

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

NOTE 2 – GOING CONCERN

The Company’s auditor issued a going concern opinion in connection with the audit of the Company’s financial statements as of September 30, 2003.  The Company’s current liabilities exceed its current assets by $14,690,803 at March 31, 2004. For the six months ended March 31, 2004, the Company’s net loss was $1,450,472.  The Company has incurred net losses of $3,153,882 and $4,084,210 in the fiscal years 2003 and 2002, respectively. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. The Company is in ongoing negotiations to raise general operating funds and funds for specific projects. Management will be required to, and expects to, raise additional capital through the issuance of debt securities and offerings of equity securities to fund the Company’s operations, and will attempt to continue raising capital resources until such time as the Company generates revenues sufficient to maintain itself as a viable entity. However, there is no assurance that such financing will be obtained.

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

The Company has a total of $6.8 million available under debt agreements of $1,800,000 and $5,000,000, respectively, entered into by and between the Company and Chrome (its majority shareholder). The Company has drawn the full amount of the $1,800,000, and has drawn $3,619,170 of the $5,000,000, working capital line of credit, for a total outstanding of $5,419,170 as of March 31, 2004.  The Company anticipates the unused balance under these debt agreements will provide sufficient working capital through fiscal 2004. It is expected that the Company will continue to borrow funds from Chrome in the future but there is no assurance that funds will be made available or under similar terms. In prior years, the Company was able to raise funds in a timely manner, but there is no assurance that it will continue to do so in the future.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. If the Company is unable to continue as a going concern, the values realized from the Company’s assets may be less than the carrying amounts reported in its financial statements. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 3 – DEBT

During the six months ended March 31, 2004, the Company received notice of conversion of $1,527,249 of convertible debt and accrued interest of $88,036, which were converted into 8,076,429 shares of common stock.

On January 26, 2004, the Company solicited the consent of non-affiliated convertible noteholders to pay interest due on January 31, 2004 with common stock of the Company having a value equal to $0.20 per share and to extend the maturity of the principal due January 31, 2004 for one year to mature on January 31, 2005.

During the quarter ended March 31, 2004, the Company issued 506,870 shares of common stock to these non-affiliated convertible noteholders and 852,853 shares of common stock to Chrome for payment of accrued interest in the aggregate amounts of $101,374 and $170,571, respectively.  Also, during the quarter ended March 31, 2004, the Company issued 1,600,000 shares of common stock to Chrome for payment of accrued interest in the aggregate amount of $320,000 on other convertible notes.  During the quarter ended March 31, 2004, the Company received approval from convertible noteholders to extend the maturity of the principal due January 31, 2004 for one year to mature on January 31, 2005.

In February 2004, the Company extended the maturity on the $5.0 million senior convertible promissory note with Chrome to February 15, 2005 under similar terms. All principal and interest is due at maturity.

NOTE 4 – EQUITY

During November 2003, the Company issued 1,000,000 shares of common stock for which the Company had previously received proceeds of $250,000 in September of 2003.

During October and December 2003, the Company issued 5,334,171 shares of common stock to three creditors for the conversion of debt and payment of accrued interest in the aggregate amount of $1,066,834 (see Note 3).

During October 2003, the Company issued 187,500 shares of common stock to one creditor for an accounts payable balance in the aggregate amount of $60,991.

During October 2003, the Company received proceeds of $250,000 from stock subscription agreements for 1,000,000 shares of common stock at $0.25 per share including 1,000,000 warrants with an exercise price of $0.50 per share expiring in October 2007.  The shares were issued in January 2004.

During January 2004, the Company received proceeds of $250,000 from stock subscription agreements for 1,100,000 shares of common stock at $0.23 per share including 1,100,000 warrants with an exercise price of $0.50 per share expiring in January 2008.  These shares were issued in March 2004.

During January 2004, the Company issued 2,742,258 shares of common stock to one creditor for the conversion of debt and payment of accrued interest in the aggregate amount of $548,451 (see Note 3).

During February 2004, the Company issued 2,959,723 shares of common stock to nine creditors for payment of accrued interest in the aggregate amount of $591,945 (see Note 3).

During March 2004, the Company issued 835,139 shares of common stock to two creditors for accounts payable balances in the aggregate amount of $230,710.

NOTE 5 – PENDING LITIGATION AND OTHER CONTINGENCIES

During February 2001, the Company underwent a change of control.  Following the change of control of the Company, new management and the new board of directors have been required to expend significant Company resources to settle claims and expenses arising out of the conduct of prior management. In addition, the Company faces additional unresolved claims and disputes, including suits seeking recoveries in excess of $1.0 million brought by former employees and former officers for back salary and other amounts.  The Company is defending its position vigorously, but there is no certainty that the Company will prevail.  The Company is proceeding in the hope that a settlement can be reached.  As of March 31, 2004, officers’ salaries of $723,035 have been accrued and management believes this amount will be sufficient to settle any amounts that may be due.

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

During each of the three and six month periods ended March 31, 2004 and 2003, total expense incurred under this management services agreement was $204,000 and $408,000, respectively.  The Company’s executive officers incurred direct travel and related expenses of approximately $96,000 and $199,000 during the three and six months ended March 31, 2004, respectively, which were reimbursed to COS or directly to the officers.  The comparable amounts for the three and six month periods ended March 31, 2003 were approximately $110,000 and $153,000, respectively.  At March 31, 2004 and 2003, accounts payable and other accrued liabilities included approximately $2,000 and $103,000, respectively, owed to one officer for direct travel and related expenses.

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

In May 2002, the Company entered into an agreement with a consulting group to advise the Company in securing financing of up to $1,500,000 and in structuring a joint venture arrangement with a partner. The Company was required to pay an initial fee of 1,000,000 shares of common stock as well as to reimburse the consultant for out of pocket expenses. In addition, the Company is obligated to pay a fee equal to 2.5% of the amount of capital raised and an additional fee of 2,000,000 shares of common stock contingent upon the successful first closing of a joint venture transaction. During the six months ended March 31, 2004, the consulting group assisted the Company in selling 2,100,000 shares of common stock at an average price of $0.23 per share resulting in net proceeds of $487,500.  During the year ended September 30, 2003, this consulting group assisted the Company in selling 7,840,000 shares of common stock at prices ranging from $0.10 to $0.30 per share resulting in net proceeds of $1,072,500. During the three and six month periods ended March 31, 2004, total expenses incurred under this consulting agreement were $14,962, of which $12,500 was charged against additional paid-in capital.  During the three and six month periods ended March 31, 2003, total expenses incurred under this consulting agreement were $15,000, all of which was charged against additional paid-in capital.  The agreement has an indefinite term extending through the successful first closing of a joint venture transaction but expiring upon seven-day written notice of termination by either party, without penalty to either party.

In June 2002, the Company entered into an agreement with a consultant to assist the Company in securing an agreement with a strategic oil and gas industry partner to prepare the Company for participation in the award of licenses in Sao Tome.  The Company was required to pay an initial fee of 1,000,000 shares of common stock as well as to reimburse the consultant for out of pocket expenses.  In addition, the Company is obligated to pay fees equal to: (a) 2% of the cash proceeds received by the Company from a partner, (b) 1% of future carried costs paid by the partner and (c) 3,000,000 shares of common stock contingent upon the successful first closing of a transaction. During the three and six month periods ended March 31, 2004 and 2003, no expenses were incurred under this consulting agreement. The agreement, which had an initial term of one year, has been extended until March 31, 2004 but expires immediately upon written notice of termination by either party, without penalty to either party.

During May 2003, the Company entered into an agreement with a consultant to provide general consulting services to the Company including transaction support, evaluation of geological and seismic data, preparation of valuations and participation in meetings with potential partners or purchasers of the Company in connection with its oil and gas interests in the JDZ and the EEZ.  The terms of the agreement provide for monthly payments of $10,000 for twelve months beginning September 2003.  In addition, the agreement provides for a success fee of $50,000 should the Company close a transaction for the sale of its interest in the JDZ or the EEZ.  During the three and six month periods ended March 31, 2004, total expenses incurred under this consulting agreement were $20,310 and $68,029, respectively.  During the three and six month periods ended March 31, 2003, no expenses were incurred under this consulting agreement.

NOTE 6 – SUBSEQUENT EVENTS

During April 2004, the Company received proceeds of $500,000 from stock subscription agreements for

1,131,940 shares of common stock including 1,131,940 warrants with an exercise price of $0.55 per share expiring in April, 2008.  These shares have not been issued.

During April, 2004, the Company issued 148,900 shares of common stock to one creditor for the conversion of debt and payment of accrued interest in the aggregate amount of $29,780.

During April 2004, the Company received net proceeds of $172,500 from an insurance claim in connection with the 2001 Derivative Settlement.

On April 20, 2004 the Company exercised its preferential rights in the JDZ under the April 7, 2003 Administration Agreement with the JDA.  The following represents the choices made by the Company and the status of any Signature Bonus payable by the Company for each relevant block:

Choice 1	15%	Signature Bonus	Bonus Free	Block 6
Choice 2	15%	Signature Bonus	Bonus Payable	Block 5
Choice 3	20%	Signature Bonus	Bonus Free	Block 3
Choice 4	30%	Signature Bonus	Bonus Free	Block 2
Choice 5	25%	Signature Bonus	Bonus Free	Block 4
Choice 6	15%	Signature Bonus	Bonus Payable	Block 9

This exercise of the Company’s rights was subject to the following condition: if no license is awarded or a license is awarded and subsequently withdrawn by the JDA prior to the commencement of operations, for any reason (for example, a failure by the licensee(s) to meet the signature bonus conditions), the Company will be entitled to receive its nominated percentage working interest in that block in any future licensing of that block.

At meetings on April 23 and 24, 2004, the Joint Ministerial Council (“JMC”) of the JDA acknowledged the Company’s option selections for award of interests pursuant to the exercise of rights under the April 7, 2003 Administration Agreement.  They subsequently issued a Press Statement.

The full text of the Press Statement released by the JMC at the close of its meeting is as follows:

PRESS STATEMENT

The Joint Ministerial Council (JMC) of the Nigeria-Sao Tome and Principe Joint Development Authority (JDA) met in Abuja on the 23rd and 24th of April 2004.

2.                                      During the Meeting, the JMC deliberated amongst other things on the results of the 2003 JDZ Licensing Round.

3.                                      The JMC noted the exercise of options by ExxonMobil and ERHC based on their respective Settlement Agreement with the Democratic Republic of Sao Tome and Principe (DRSTP).

4.                                      Subsequent to its deliberation, the JMC has approved the results of the 2003 JDZ Licensing Round for Block 1 as follows:

Chevron Texaco;	51%
ExxonMobil;	40%
EER;	9%

The JMC also approved Chevron as operator for the block.

5.                                      The JMC will deliberate further on the results for the other blocks and decisions will be communicated in due course.

6.                                      The JMC also approved the 2004 Budget for the JDA.

7.                                      The next meeting of the JMC will hold in Sao Tome in 3 weeks’ time.

Abuja, 24 April 2004”

End of Press Statement.

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

Results of Operations

Three and Six Month Periods Ended March 31, 2004 Compared to March 31, 2003

During the three and six month periods ended March 31, 2004, the Company incurred a net loss of $616,378 and $1,450,472, respectively, compared to a net loss of $698,588 and $1,447,775, respectively, for the same periods a year ago. During February 2001, the Company negotiated a management services agreement with Chrome Oil Services Ltd. (“COS”) whereby the Company would pay a monthly management fee of $68,000 for various services to be provided by COS inclusive of all general office expenses incurred.  Total expense incurred under this management services agreement was $204,000 and $408,000, respectively, for each of the three and six month periods ended March 31, 2004 and 2003.  In addition, the Company’s executive officers incurred direct travel and related expenses of approximately $96,000 and $199,000 during the three and six months ended March 31, 2004, respectively. The comparable amounts for the three and six month periods ended March 31, 2003 were approximately $110,000 and $153,000, respectively.  During the three month period ended March 31, 2004, management of COS continued negotiations with officials of the FRN and DRSTP and made trips to the United States while managing the ongoing affairs of the Company.  The Company anticipates travel related expenses to continue to be significant as the Company further develops its business interests.

During the three and six month periods ended March 31, 2004 interest expense decreased by approximately $59,000 and $102,000, respectively, compared to the comparable period in 2003.  Interest expense on convertible debt decreased by approximately $79,000 and $142,000 during the three and six month periods ended March 31, 2004 compared to the comparable period in 2003 because of substantially lower debt levels.  This decrease was offset by an increase of approximately $20,000 and $40,000, respectively, on shareholder debt because of increased borrowings under the $5,000,000 line of credit.

During the three months ended March 31, 2004 and 2003, respectively, the Company had no revenues from which cash flows could be generated to support operations and thus relied entirely on borrowings funded from its working capital lines of credit provided by Chrome Energy, LLC, the Company’s majority shareholder (“Chrome”).

Going Concern

The Company’s auditor issued a going concern opinion in connection with the audit of the Company’s financial statements as of September 30, 2003.  The Company’s current liabilities exceed its current assets by $14,690,803 at March 31, 2004. For the six months ended March 31, 2004, the Company’s net loss was $1,450,472.  The Company has incurred net losses of $3,153,882 and $4,084,210 in the fiscal years 2003 and 2002, respectively. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. The Company is in ongoing negotiations to raise general operating funds and funds for specific projects. Management will be required to, and expects to, raise additional capital through the issuance of debt securities and offerings of equity securities to fund the Company’s operations, and will attempt to continue raising capital resources until such time as the Company generates revenues sufficient to maintain itself as a viable entity. However, there is no assurance that such financing will be obtained.

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

The Company has a total of $6.8 million available under debt agreements of $1,800,000 and $5,000,000, respectively, entered into by and between the Company and Chrome. The Company has drawn the full amount of the $1,800,000, and has drawn $3,619,170 of the $5,000,000, working capital line of credit, for a total outstanding of $5,419,170 as of March 31, 2004.  The Company anticipates the unused balance under this line of credit will provide sufficient working capital through fiscal 2004.  It is expected that the Company will continue to borrow funds from Chrome in the future but there is no assurance that funds will be made available or under similar terms. In prior years, the Company was able to raise funds in a timely manner, but there is no assurance that it will continue to do so in the future.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. If the Company is unable to continue as a going concern, the values realized from the Company’s assets may be less than the carrying amounts reported in its financial statements. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Liquidity and Capital Resources

Historically, the Company has financed its operations from the sale of its debt and equity securities (including the issuance of its securities in exchange for goods and services) and bank and other debt. The Company had expected to finance its operations and further development plans during fiscal 2004 and 2003 in part through additional debt or equity capital and in part through cash flow from operations.  There have been no cash flows generated from operations in the past two years and the Company has been able to raise additional equity capital of $487,500 during the six months ended March 31, 2004 and $1,072,500 in fiscal 2003 from the sales of its common stock under private placements, net of expenses.

Therefore, during the six months ended March 31, 2004 and fiscal year 2003 the Company has relied entirely on 1) borrowings provided under various debt agreements entered into by and between the Company and its majority shareholder Chrome, 2) conversions of interest and principal due on its convertible notes by the issuance of common stock and 3) proceeds generated from the sale of its common stock under private placements.

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

In May 2002, the Company entered into an agreement with a consulting group to advise the Company in securing financing of up to $1,500,000 and in structuring a joint venture arrangement with a partner. During the six months ended March 31, 2004, the consulting group assisted the Company in selling 2,100,000 shares of common stock at an average price of $0.23 per share resulting in net proceeds of $487,500.  During the year ended September 30, 2003, the consulting group assisted the Company in selling 7,840,000 shares of common stock at prices ranging from $0.10 to $0.30 per share, of which 1,000,000 shares were not issued until November 2003, resulting in net proceeds of $1,072,500.

In June 2002, the Company entered into an agreement with a consultant to assist the Company in securing an agreement with a strategic oil and gas industry partner to prepare the Company for participation in the award of licenses in the EEZ and the JDZ.

As of May 7, 2004, the Company had borrowed approximately $3,582,000 against its $5.0 million working capital line of credit from Chrome.  It is expected that the Company will continue to borrow funds under this working capital line of credit in the future but there is no assurance that funds will be made available or under similar terms.  Chrome is not obligated to provide future borrowings in excess of its existing committed lending obligations.  In prior years, the Company was able to raise funds in a timely manner, but there is no assurance that it will continue to do so in the future.

Working Capital

As of March 31, 2004, the Company had negative working capital of $14,690,803 of which $1,804,851 relates to accrued interest and $723,035 relates to accrued officers salaries, both of which will most likely be settled by the issuance of shares of common stock of the Company.  As of March 31, 2004, the Company had drawn the full amount available of $1,800,000 under one working capital line of credit and $3,619,170 had been advanced to the Company under another $5,000,000 working capital line credit with Chrome.  As of May 7, 2004, the Company had borrowed approximately $3,582,000 under this working capital line of credit.  This working capital line of credit is convertible into shares of Common Stock at a rate of $0.20 per share.

The Company intends to utilize any available sources of cash funds to provide for general corporate overhead and to pursue its interests under the 2001 Agreement and the 2003 Option Agreement.

Significant Accounting Policies

Impairment of Long Lived Assets

On a quarterly basis, the Company assesses impairment in value of long-lived assets and certain identifiable intangibles to be held and used. The Company evaluates the possibility of impairment by comparing anticipated undiscounted cash flows to the carrying amount of the related long-lived assets. If such cash flows are less than carrying value, the Company then reduces the asset to its fair value using an estimate of recoverability on a discounted cash flow basis.  Various factors such as anticipated cash flows and proceeds from a sale or proceeds expected to be realized from third party participation in development opportunities are part of this analysis. Since the Company’s only asset is its JDZ/EEZ Concession any change in the terms of these agreements may also impact the future recoverability of this asset. Future results could differ from the Company’s projections with a resulting adjustment to income in such period.  As of March 31, 2004 there have been no events or circumstances that would require an impairment of the Company’s JDZ/EEZ Concession.

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

Sam L. Bass, Jr. v. ERHC .  U.S. District Court, Western District of Louisiana, No. 6:99CV1668.  This case was commenced in 1999 by a former officer and director of the Company, asserting claims for past due salaries, penalty wages and attorney’s fees.  The plaintiff is seeking damages of approximately $1.2 million in damages.  The named plaintiff in the case has died and his widow and executrix, Sheila Bass, has substituted herself as plaintiff.  A tentative settlement of the case has been reached, and that settlement is pending the receipt of certain information from plaintiff.  The trial, previously set for April 2004, has been continued pending confirmation of the settlement.  The terms of the settlement are not yet final. The Company does not expect the settlement to have a material adverse effect on the Company’s financial position.

Charles Briley v. ERHC .  Fifteenth Judicial District Court, Lafayette Parish, Louisiana, No. 2002-2016 (filed April 18, 2002).  Charles Briley has filed this breach of contract action alleging that he is a former consultant to the Company, and that he is due unpaid consulting fees. He seeks recovery of approximately $30,000, plus 125,000 shares of restricted common stock. The case is in the discovery phase, and trial is set to take place in July 2004.

George LeBlanc v. ERHC .  Fifteenth Judicial District Court, Lafayette Parish, Louisiana, No. 2002-2017 (filed April 18, 2002).  George LeBlanc, a former ERHC consultant, has filed this breach of contract action alleging that he is due unpaid consulting fees totaling $15,500, along with 125,000 shares of restricted common stock.  The case is in the discovery phase, and trial is set to take place in July 2004.

Robert McKnight v. ERHC .  Fifteenth Judicial District Court, Lafayette Parish, Louisiana, No. 2002-2018 (filed April 18, 2002).  Robert McKnight, a former ERHC consultant, has filed this breach of contract action alleging that he is due unpaid consulting fees totaling $83,000, along with $8,619 in unpaid medical bills.  The case is in the discovery phase, and trial is set to take place in July 2004.

Jerome Rappaport, et al v. ERHC, et al.  Supreme Court of the State of New York, County of Suffolk, New York, No. 03-15879 (filed July 17, 2003), removed by ERHC to United States District Court, Eastern District of New York, N0. 03-4193 (TCP).  Seven New York residents filed suit against ERHC for breach of contract and breach of fiduciary duty alleging that they subscribed to purchase shares of ERHC common stock in 1999 pursuant to stock subscription agreements and that ERHC has not issued such shares of common stock. The plaintiffs are seeking an aggregate of 543,500 shares of common stock they allege were purchased, or alternatively, cash in an unspecified amount not to exceed $500,000 per plaintiff.  The Company has answered the complaint and denied all allegations of liability.  The parties are proceeding with discovery and other pretrial preparation.

Item 2.  Changes in Securities

During November 2003, the Company issued 1,000,000 shares of Common Stock to a third party pursuant to Regulation S of the Securities Act of 1933, as amended (“Securities Act”), in connection with a stock subscription agreement entered into and collected in September 2003 in the aggregate amount of $250,000.

During October and December 2003, the Company issued 5,334,171 shares of common stock to three creditors for the conversion of debt and payment of accrued interest in the aggregate amount of $1,066,834.

During October 2003, the Company received proceeds of $250,000 from third parties pursuant to Regulation S of the Securities Act of 1933, as amended (“Securities Act”), in stock subscription agreements for 1,000,000 shares of common stock at $0.25 per share including 1,000,000 warrants with an exercise price of $0.50 per share expiring in October 2007.  These shares were issued in January 2004.

During January 2004, the Company received proceeds of $250,000 from third parties pursuant to Regulation S of the Securities Act of 1933, as amended (“Securities Act”), in stock subscription agreements for 1,100,000 shares of common stock at $0.23 per share including 1,100,000 warrants with an exercise price of $0.50 per share expiring in January 2008.  These shares were issued in March 2004.

During January 2004, the Company issued 2,742,258 shares of common stock to one creditor for the conversion of debt and payment of accrued interest in the aggregate amount of $548,451.

During February 2004, the Company issued 2,959,723 shares of common stock to nine creditors for payment of accrued interest in the aggregate amount of $591,945.

During March 2004, the Company issued 735,139 shares of common stock to one creditor for an accounts payable balance in the aggregate amount of $200,710.

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

(b)         REPORTS ON FORM 8-K

Form 8-K

Letter and Summary of Exercise Notices dated April 13, 2004, by and between the Company and the Nigeria-Sao Tome and Principe Joint Development Authority filed with Securities and Exchange Commission on April 14, 2004.

Form 8-K	Letters dated April 16 and 19, 2004, by and between the Company and the Nigeria-Sao Tome and Principe Joint Development Authority filed with the Securities and Exchange Commission on April 27, 2004.

Form 8-K

Press Statement dated April 24, 2004, by the Joint Ministerial Council of the Nigeria-Sao Tome and Principe Joint Development Authority filed with the Securities and Exchange Commission on April 27, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons, in the capacities and on the dates indicated below, have signed this report.

ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

Name		Title	Date

/s/	Sir Emeka Offor	Chairman of Board	May 17, 2004
Sir Emeka Offor

/s/	Chude Mba	Chief Executive Officer,	May 17, 2004
	Chude Mba	President and Director

/s/	Nicolae Luca	Director	May 17, 2004
Nicolae Luca

/s/	Eze Echesi	Chief Financial Officer	May 17, 2004
Eze Echesi

/s/	Peter C. Ntephe	Secretary	May 17, 2004
Peter C. Ntephe