Form 10-Q
period 2004-06-30
ENVIRONMENTAL REMEDIATION HOLDING CORP
filed 2004-08-16
CIK 799235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

The number of common shares outstanding as of August 6, 2004 was 600,808,389.

TABLE OF CONTENTS

ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

BALANCE SHEETS

	June 30, 2004	September 30, 2003
	(unaudited)

ASSETS

CURRENT ASSETS
Cash	$342,492	$23,336
Restricted cash	18,343	18,343
Prepaid expenses and other current assets	33,779	15,065

Total current assets	394,614	56,744

DRSTP concession fee	5,679,000	5,679,000

Total assets	$6,073,614	$5,735,744

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,281,565	$1,367,712
Accrued officers salaries	723,035	723,035
Accrued interest	41,442	133,470
Accrued interest, shareholder	2,019,282	1,827,279
Current portion of nonconvertible debt, shareholder	403,644	403,644
Current portion of convertible debt, shareholder	9,222,441	8,646,134
Current portion of convertible debt	1,626,033	3,182,232

Total current liabilities	15,317,442	16,283,506

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value; authorized 10,000,000 shares; none issued and outstanding	—	—
Common stock, $0.0001 par value; authorized 950,000,000shares; issued and outstanding 599,269,225 and 582,829,594 at June 30, 2004 and September 30, 2003, respectively	59,927	58,283
Additional paid-in capital	57,439,867	53,937,800
Accumulated deficit	(66,743,622)	(64,543,845)

Total shareholders’ deficit	(9,243,828)	(10,547,762)

Total liabilities and shareholders’ deficit	$6,073,614	$5,735,744

See accompanying notes to financial statements.

ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

COSTS AND EXPENSES
General and administrative expenses	$656,399	$569,309	$1,582,788	$1,391,447
Interest expense	256,702	306,140	780,785	931,777

Total costs and expenses	913,101	875,449	2,363,573	2,323,224

Other income	163,796	—	163,796	—

Net loss	$(749,305)	$(875,449)	$(2,199,777)	$(2,323,224)

Net loss per share – basic and diluted	$—	$—	$—	$—

Weighted average number of common shares outstanding	598,621,411	569,497,214	592,328,685	561,915,485

See accompanying notes to financial statements.

ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
	2004	2003
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,199,777)	$(2,323,224)
Adjustments to reconcile net loss to net cash used by operating activities
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(18,714)	(4,813)
Accounts payable and accrued liabilities	205,554	103,224
Accrued interest	780,786	931,777

Net cash used by operating activities	(1,232,151)	(1,293,036)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt, shareholder	576,307	699,160
Proceeds from common stock, net of expenses	975,000	828,750

Net cash provided by financing activities	1,551,307	1,527,910

Net increase in cash	319,156	234,874

Cash, beginning of period	23,336	2,240

Cash, end of period	$342,492	$237,114

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Noncash operating and financing activities:
Stock issued in exchange for:
Accounts payable and accrued liabilities	$291,701	$100,758
Accrued interest	$591,945	$610,033
Convertible debt and accrued interest	$1,645,065	$1,980,272

See accompanying notes to financial statements

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

Impairment of Long Lived Assets

On a quarterly basis, the Company assesses impairment in value of long-lived assets and certain identifiable intangibles to be held and used. The Company evaluates the possibility of impairment by comparing anticipated undiscounted cash flows to the carrying amount of the related long-lived assets. If such cash flows are less than carrying value, the Company then reduces the asset to its fair value using an estimate of recoverability on a discounted cash flow basis.  Various factors such as anticipated cash flows and proceeds from a sale or proceeds expected to be realized from third party participation in development opportunities are part of this analysis. Since the Company’s only asset is its JDZ/EEZ Concession any change in the terms of these agreements may also impact the future recoverability of this asset. Future results could differ from the Company’s projections with a resulting impairment adjustment recorded to expense in such period.  As of June 30, 2004, there have been no events or circumstances that would require an impairment of the Company’s JDZ/EEZ Concession.

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

Abuja, 24 April 2004”

End of Press Statement

On June 24, 2004 the Company entered into a Memorandum of Understanding with Pioneer Natural Resources USA, Inc., the wholly-owned subsidiary of Pioneer Natural Resources Company (“Pioneer”) for Block 2 of the JDZ in the Gulf of Guinea offshore West Africa.  The Memorandum of Understanding (“MOU”) provides a period of exclusivity whereby the companies will jointly evaluate and negotiate participation in Block 2 of the JDZ.  The MOU also sets forth the terms and conditions under which the companies will enter into a Participation Agreement relating to Block 2 of the JDZ.  Pioneer is a large independent oil and natural gas exploration and production company with operations in the United States, Canada, Argentina, South Africa, Gabon and Tunisia.  See Note 7.

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

NOTE 2 – GOING CONCERN

The Company’s auditor issued a going concern opinion in connection with the audit of the Company’s financial statements as of September 30, 2003.  The Company’s current liabilities exceed its current assets by $14,922,828 at June 30, 2004. For the nine months ended June 30, 2004, the Company’s net loss was $2,199,777.  The Company has incurred net losses of $3,153,882 and $4,084,210 in the fiscal years 2003 and 2002, respectively. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. The Company is in ongoing negotiations to raise general operating funds and funds for specific projects. Management will be required to, and expects to, raise additional capital through the issuance of debt securities and offerings of equity securities to fund the Company’s operations, and will attempt to continue raising capital resources until such time as the Company generates revenues sufficient to maintain itself as a viable entity. However, there is no assurance that such financing will be obtained.

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

The Company has a total of $6.8 million available under debt agreements of $1,800,000 and $5,000,000, respectively, entered into by and between the Company and Chrome (its majority shareholder). The Company has drawn the full amount of the $1,800,000, and has drawn $3,786,462 of the $5,000,000, working capital line of credit, for a total outstanding of $5,586,462 as of June 30, 2004.  The Company anticipates the unused balance under these debt agreements will provide sufficient working capital through fiscal 2004. It is expected that the Company will continue to borrow funds from Chrome in the future but there is no assurance that funds will be made available or under similar terms. In prior years, the Company was able to raise funds in a timely manner, but there is no assurance that it will continue to do so in the future.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. If the Company is unable to continue as a going concern, the values realized from the Company’s assets may be less than the carrying amounts reported in its financial statements. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 3 – DEBT

During the nine months ended June 30, 2004, the Company received notice of conversion of $1,556,198 of convertible debt and accrued interest of $88,867, which were converted into 8,225,330 shares of common stock.

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

In February 2004, the Company extended the maturity on the $5.0 million senior convertible promissory note with Chrome to February 15, 2005 under similar terms.  All principal and interest is due at maturity

NOTE 4 – EQUITY

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

During January 2004, the Company received proceeds of $250,000 from stock subscription agreements for 1,100,000 shares of common stock at $0.23 per share including 1,100,000 warrants with an exercise price of $0.50 per share expiring in January 2008.  The shares were issued in March 2004.

During January 2004, the Company issued 2,742,259 shares of common stock to one creditor for the conversion of debt and payment of accrued interest in the aggregate amount of $548,451 (see Note 3).

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

During April 2004, the Company issued 148,900 shares of common stock to one creditor for the conversion of debt and payment of accrued interest in the aggregate amount of $29,780 (see Note 3).

NOTE 5 – OTHER INCOME

During April 2004, the Company received net proceeds of $163,796 from an insurance claim in connection with the 2001 Derivative Settlement.

NOTE 6 – PENDING LITIGATION AND OTHER CONTINGENCIES

During February 2001, the Company underwent a change of control.  Following the change of control of the Company, new management and the new board of directors have been required to expend significant Company resources to settle claims and expenses arising out of the conduct of prior management. In addition, the Company faces additional unresolved claims and disputes, including suits seeking recoveries in excess of $1.0 million brought by former employees and former officers for back salary and other amounts.  The Company is defending its position vigorously, but there is no certainty that the Company will prevail.  The Company is proceeding in the hope that a settlement can be reached.  As of June 30, 2004, officers’ salaries of $723,035 have been accrued and management believes this amount will be sufficient to settle any amounts that may be due.

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

Commitments

The Company entered into a management services agreement with Chrome Oil Services, Ltd (“COS”) in February 2001.  Pursuant to that agreement, COS provides the Company with management and business development services in addition to providing specialized services in the areas of refinery maintenance, engineering design, and upstream oil industry services. COS provides these services to the Company for a management fee of $68,000 per month.  Messrs. Mba, Echesi, Okpala and Ntephe are employees of COS and provide services to the Company. They receive salaries and overhead expense reimbursement from COS, not from the Company.  Expenses not covered by the management services agreement are paid by the Company, which include primarily general office supplies.  This agreement has no expiration date but does expire 30 days following the delivery of a written notice of termination by either party.

During each of the three and nine month periods ended June 30, 2004 and 2003, total expense incurred under this management services agreement was $204,000 and $612,000, respectively.  The Company’s executive officers incurred direct travel and related expenses of approximately $120,000 and $319,000 during the three and nine months ended June 30, 2004, respectively, which were reimbursed to COS or directly to the officers.  The comparable amounts for the three and nine month periods ended June 30, 2003 were approximately $150,000 and $303,000, respectively.  At June 30, 2004 and September 30, 2003, accounts payable and other accrued liabilities included approximately $1,000 and $9,000, respectively, owed to one officer for direct travel and related expenses.

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

In May 2002, the Company entered into an agreement with a consulting group to advise the Company in securing financing of up to $1,500,000 and in structuring a joint venture arrangement with a partner. The Company was required to pay an initial fee of 1,000,000 shares of common stock as well as to reimburse the consultant for out of pocket expenses. In addition, the Company is obligated to pay a fee equal to 2.5% of the amount of capital raised and an additional fee of 2,000,000 shares of common stock contingent upon the successful first closing of a joint venture transaction. During the nine months ended June 30, 2004, the consulting group assisted the Company in selling 3,231,940 shares of common stock at an average price of $0.30 per share resulting in net proceeds of $975,000.  During the year ended September 30, 2003, this consulting group assisted the Company in selling 7,840,000 shares of common stock at prices ranging from $0.10 to $0.30 per share resulting in net proceeds of $1,072,500. During the three and nine month periods ended June 30, 2004, total expenses incurred under this consulting agreement were $27,462, of which $25,000 was charged against additional paid-in capital.  During the three and nine month periods ended June 30, 2003, total expenses incurred under this consulting agreement were $6,250 and $21,250, respectively, all of which was charged against additional paid-in capital.  The agreement has an indefinite term extending through the successful first closing of a joint venture transaction but expiring upon seven-day written notice of termination by either party, without penalty to either party.

In June 2002, the Company entered into an agreement with a consultant to assist the Company in securing an agreement with a strategic oil and gas industry partner to prepare the Company for participation in the award of licenses in Sao Tome.  The Company was required to pay an initial fee of 1,000,000 shares of common stock as well as to reimburse the consultant for out of pocket expenses.  In addition, the Company is obligated to pay fees equal to: (a) 2% of the cash proceeds received by the Company from a partner, (b) 1% of future carried costs paid by the partner and (c) 3,000,000 shares of common stock contingent upon the successful first closing of a transaction. During the three and nine month periods ended June 30, 2004, no expenses were incurred under this consulting agreement.  During the three and nine month periods ended June 30, 2003, approximately $2,600 in expenses were incurred under this consulting agreement.  The agreement was terminated in June 2004 except for certain future transactions which may require payment of the contingency.

During May 2003, the Company entered into an agreement with a consultant to provide general consulting services to the Company including transaction support, evaluation of geological and seismic data, preparation of valuations and participation in meetings with potential partners or purchasers of the Company in connection with its oil and gas interests in the JDZ and the EEZ.  The terms of the original agreement provided for monthly payments of $10,000 for twelve months beginning September 2003.  In addition, the agreement provided for a success fee of $50,000 should the Company close a transaction for the sale of its interest in the JDZ or the EEZ.  During July 2004, the Company revised the agreement to a month-to-month arrangement effective June 1, 2004.  In addition, the revised agreement provides for an additional success fee of 500,000 shares of common stock.  During the three and nine month periods ended June 30, 2004, total expenses incurred under this consulting agreement were $47,472 and $115,501, respectively.  During the three and nine month periods ended June 30, 2003, no expenses were incurred under this consulting agreement.

NOTE 7 – SUBSEQUENT EVENTS

During July 2004, the Company issued 50,000 shares of common stock to one creditor for an accounts payable balance in the aggregate amount of $24,500.

During July 2004, the Company issued 247,882 shares for the cashless exercise of a warrant for 375,000 shares exercisable at $0.20 per share.

During July 2004, the Company agreed to issue 250,000 shares to a consultant for an accounts payable balance in the aggregate amount of $148,750.

During July 2004, the Company agreed to issue 250,000 shares of common stock and pay $40,000 to the wife of a former officer of the company to settle a previously filed lawsuit.  The settlement amount is covered by accrued officers salaries at June 30, 2004.

During July 2004, the Company agreed to issue 135,875 shares of common stock to seven plaintiffs to settle a previously filed lawsuit in the aggregate amount of $27,175.

During July 2004, Chude Mba resigned as Chief Executive Officer of the Company.  Effective August 1, 2004 the Company appointed Ali Memon as President and Chief Executive Officer.  The Company entered into an employment agreement with Mr. Memon which provides for an annual base salary of $150,000 and the issuance of stock options for 3,000,000 shares of common stock at $0.30 per share, of which 1,000,000 shall vest September 1, 2004 and 1,000,000 shall vest on August 1, 2005 and 2006.  Since the exercise price of the options was less than the fair market value on the date of grant, the intrinsic value of the options is

$765,000, which will be amortized to compensation expense over the vesting period.

On August 11, 2004 the Company entered into a Participation Agreement with Pioneer which sets forth the terms and conditions whereby the companies will jointly evaluate and negotiate participation in Block 2 of the JDZ.

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

Results of Operations

Three and Nine Month Periods Ended June 30, 2004 Compared to June 30, 2003

During the three and nine month periods ended June 30, 2004, the Company incurred a net loss of $749,305 and $2,199,777, respectively, compared to a net loss of $875,449 and $2,323,224, respectively, for the same periods a year ago. During February 2001, the Company negotiated a management services agreement with Chrome Oil Services Ltd. (“COS”) whereby the Company would pay a monthly management fee of $68,000 for various services to be provided by COS inclusive of all general office expenses incurred.  Total expense incurred under this management services agreement was $204,000 and $612,000, respectively, for each of the three and nine month periods ended June 30, 2004 and 2003.  In addition, the Company’s executive officers incurred direct travel and related expenses of approximately $120,000 and $319,000 during the three and nine months ended June 30, 2004, respectively. The comparable amounts for the three and nine month periods ended June 30, 2003 were approximately $150,000 and $303,000, respectively.  During the three month period ended June 30, 2004, management of COS continued negotiations with officials of the FRN and DRSTP and made trips to the United States while managing the ongoing affairs of the Company.  The Company anticipates travel related expenses to continue to be significant as the Company further develops its business interests.

During the three and nine month periods ended June 30, 2004 general and administrative expense increased by approximately $149,000 and $184,000, respectively, over the comparable amounts in 2003 because of higher JDA bid fees and expenses.

During the three and nine month periods ended June 30, 2004 interest expense decreased by approximately $49,000 and $151,000, respectively, from the comparable amounts in 2003 because of substantially lower weighted average debt levels.

During the three and nine month periods ended June 30, 2004 other income increased by $163,796 as a result of receipt of net proceeds from an insurance claim in connection with the 2001 Derivative Settlement.  There was no comparable amount in 2003.

During the three and nine month periods ended June 30, 2004 and 2003, respectively, the Company had no revenues from which cash flows could be generated to support operations and thus relied entirely on borrowings funded from its working capital lines of credit provided by Chrome Energy, LLC, the Company’s majority shareholder (“Chrome”).

Going Concern

The Company’s auditor issued a going concern opinion in connection with the audit of the Company’s financial statements as of September 30, 2003.  The Company’s current liabilities exceed its current assets by $14,922,828 at June 30, 2004. For the nine months ended June 30, 2004, the Company’s net loss was $2,199,777.  The Company has incurred net losses of $3,153,882 and $4,084,210 in the fiscal years 2003 and 2002, respectively. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. The Company is in ongoing negotiations to raise general operating funds and funds for specific projects. Management will be required to, and expects to, raise additional capital through the issuance of debt securities and offerings of equity securities to fund the Company’s operations, and will attempt to continue raising capital resources until such time as the Company generates revenues sufficient to maintain itself as a viable entity. However, there is no assurance that such financing will be obtained.

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

The Company has a total of $6.8 million available under debt agreements of $1,800,000 and $5,000,000, respectively, entered into by and between the Company and Chrome. The Company has drawn the full amount of the $1,800,000, and has drawn $3,786,462 of the $5,000,000, working capital line of credit, for a total outstanding of $5,586,462 as of June 30, 2004.  The Company anticipates the unused balance under this line of credit will provide sufficient working capital through fiscal 2004.  It is expected that the Company will continue to borrow funds from Chrome in the future but there is no assurance that funds will be made available or under similar terms. In prior years, the Company was able to raise funds in a timely manner, but there is no assurance that it will continue to do so in the future.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. If the Company is unable to continue as a going concern, the values realized from the Company’s assets may be less than the carrying amounts reported in its financial statements. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Liquidity and Capital Resources

Historically, the Company has financed its operations from the sale of its debt and equity securities (including the issuance of its securities in exchange for goods and services) and bank and other debt. The Company had expected to finance its operations and further development plans during fiscal 2004 and 2003 in part through additional debt or equity capital and in part through cash flow from operations.  There have been no cash flows generated from operations in the past two years and the Company has been able to raise additional equity capital of $975,000 during the nine months ended June 30, 2004 and $1,072,500 in fiscal 2003 from the sales of its common stock under private placements, net of expenses.

Therefore, during the nine months ended June 30, 2004 and fiscal year 2003 the Company has relied entirely on 1) borrowings provided under various debt agreements entered into by and between the Company and its majority shareholder Chrome, 2) conversions of interest and principal due on its convertible notes by the issuance of common stock and 3) proceeds generated from the sale of its common stock under private placements.

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

In May 2002, the Company entered into an agreement with a consulting group to advise the Company in securing financing of up to $1,500,000 and in structuring a joint venture arrangement with a partner. During the nine months ended June 30, 2004, the consulting group assisted the Company in selling 3,231,940 shares of common stock at an average price of $0.30 per share resulting in net proceeds of $975,000.  During the year ended September 30, 2003, the consulting group assisted the Company in selling 7,840,000 shares of common stock at prices ranging from $0.10 to $0.30 per share, of which 1,000,000 shares were not issued until November 2003, resulting in net proceeds of $1,072,500.

As of August 6, 2004, the Company had borrowed approximately $3,799,000 against its $5.0 million working capital line of credit from Chrome.  It is expected that the Company will continue to borrow funds under this working capital line of credit in the future but there is no assurance that funds will be made available or under similar terms.  Chrome is not obligated to provide future borrowings in excess of its existing committed lending obligations.  In prior years, the Company was able to raise funds in a timely manner, but there is no assurance that it will continue to do so in the future.

Working Capital

As of June 30, 2004, the Company had negative working capital of $14,922,828 of which $2,060,724 relates to accrued interest and $723,035 relates to accrued officers salaries, both of which will most likely be settled by the issuance of shares of common stock of the Company.  As of June 30, 2004, the Company had drawn the full amount available of $1,800,000 under one working capital line of credit and $3,231,940 had been advanced to the Company under another $5,000,000 working capital line credit with Chrome.  As of August 6, 2004, the Company had borrowed approximately $3,799,000 under this working capital line of credit.  This working capital line of credit is convertible into shares of Common Stock at a rate of $0.20 per share.

The Company intends to utilize any available sources of cash funds to provide for general corporate overhead and to pursue its interests under the 2001 Agreement and the 2003 Option Agreement.

Significant Accounting Policies

Impairment of Long Lived Assets

On a quarterly basis, the Company assesses impairment in value of long-lived assets and certain identifiable intangibles to be held and used. The Company evaluates the possibility of impairment by comparing anticipated undiscounted cash flows to the carrying amount of the related long-lived assets. If such cash flows are less than carrying value, the Company then reduces the asset to its fair value using an estimate of recoverability on a discounted cash flow basis.  Various factors such as anticipated cash flows and proceeds from a sale or proceeds expected to be realized from third party participation in development opportunities are part of this analysis. Since the Company’s only asset is its JDZ/EEZ Concession any change in the terms of these agreements may also impact the future recoverability of this asset. Future results could differ from the Company’s projections with a resulting adjustment to income in such period.  As of June 30, 2004 there have been no events or circumstances that would require an impairment of the Company’s JDZ/EEZ Concession.

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

Sam L. Bass, Jr. v. ERHC .  U.S. District Court, Western District of Louisiana, No. 6:99CV1668.  This case was commenced in 1999 by a former officer and director of the Company, asserting claims for past due salaries, penalty wages and attorney’s fees.  The plaintiff is seeking damages of approximately $1.2 million.  The named plaintiff in the case has died and his widow and executrix, Sheila Bass, has substituted herself as plaintiff.  A tentative settlement of the case has been reached, and that settlement is pending the receipt of certain information from plaintiff.  The trial, previously set for April 2004, has been continued pending confirmation of the settlement.  During July 2004 the Company agreed to issue 250,000 shares of common stock and pay $40,000 to settle the case.

Charles Briley v. ERHC .  Fifteenth Judicial District Court, Lafayette Parish, Louisiana, No. 2002-2016 (filed April 18, 2002).  Charles Briley has filed this breach of contract action alleging that he is a former consultant to the Company, and that he is due unpaid consulting fees. He seeks recovery of approximately $30,000, plus 125,000 shares of restricted common stock. The case is in the discovery phase, and trial is set to take place in November 2004.

George LeBlanc v. ERHC .  Fifteenth Judicial District Court, Lafayette Parish, Louisiana, No. 2002-2017 (filed April 18, 2002).  George LeBlanc, a former ERHC consultant, has filed this breach of contract action alleging that he is due unpaid consulting fees totaling $15,500, along with 125,000 shares of restricted common stock.  The case is in the discovery phase, and trial is set to take place later in 2004.

Robert McKnight v. ERHC .  Fifteenth Judicial District Court, Lafayette Parish, Louisiana, No. 2002-2018 (filed April 18, 2002).  Robert McKnight, a former ERHC consultant, has filed this breach of contract action alleging that he is due unpaid consulting fees totaling $83,000, along with $8,619 in unpaid medical bills.  The case is in the discovery phase, and trial is set to take place in January 2005.

Jerome Rappaport, et al v. ERHC, et al.  Supreme Court of the State of New York, County of Suffolk, New York, No. 03-15879 (filed July 17, 2003), removed by ERHC to United States District Court, Eastern District of New York, N0. 03-4193 (TCP).  Seven New York residents filed suit against ERHC for breach of contract and breach of fiduciary duty alleging that they subscribed to purchase shares of ERHC common stock in 1999 pursuant to stock subscription agreements and that ERHC has not issued such shares of common stock. The plaintiffs are seeking an aggregate of 543,500 shares of common stock they allege were purchased, or alternatively, cash in an unspecified amount not to exceed $500,000 per plaintiff.  During July 2004 the Company agreed to issue 135,875 shares of common stock to settle the case.  A settlement agreement requiring dismissal of the case was executed in early August 2004.

First Atlantic Bank, PLC v. Emeka Offer, ERHC d/b/a Chrome Energy Corporation, Chrome Oil Services, LTD., Chrome Energy LLC, Chrome Consortium, African Express Bank, PLC, and Nimek Investments Limited, Eightieth Judicial District Court, Harris County, Texas, No. 2004-3202 (filed June 28, 2004). First Atlantic Bank has filed this action alleging with respect to ERHC that ERHC has violated certain federal securities rules. First Atlantic Bank is seeking from all defendants approximately $57.5 million in damages. The Company believes that the purpose of the lawsuit is to recover those damages from the defendants other than ERHC, believes that the claims against ERHC to be wholly without merit and intends to vigorously defend this lawsuit. In August 2004 the Company filed an answer denying all allegations of plaintiff's original petition and seeking dismissal of such original petition.

Item 2.  Changes in Securities

During April 2004, the Company received proceeds of $500,000 from third parties pursuant to Regulation S of the Securities Act of 1933, as amended (“Securities Act”), in stock subscription agreements for 1,131,940 shares of common stock at $0.44 per share including 1,131,940 warrants with an exercise price of $0.55 per share expiring in April 2008.

During April 2004, the Company issued 148,900 shares of common stock to one creditor for the conversion of debt and payment of accrued interest in the aggregate amount of $29,780.

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

Exhibit 10.4	Management and Administrative Services Agreement by and between Chrome Oil Services, Ltd. and the Company. (Incorporated by reference to Exhibit 10.4 of Form 10-KSB filed September 24, 2001).

Exhibit 10.5	$5,000,000 Term Loan Agreement by and between Chrome Energy, LLC and the Company dated February 15, 2001. (Incorporated by reference to Exhibit 10.5 of Form 10-KSB filed September 24, 2001).

Exhibit 11.1	Computation of Earnings Per Share

Exhibit 31.1	Certification required under Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 31.2	Certification required under Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b)                           REPORTS ON FORM 8-K

Form 8-K

Resignation dated May 27, 2004 from Mr. Eze R. Eschesi as Chief Financial Officer of the Company effective June 2, 2004 and replacement by Mr. Ikechukwu C. Okpala filed with Securities and Exchange Commission on June 4, 2004.

Form 8-K

Resignation dated July 12, 2004 from Mr. Chude Mba as President, Chief Executive Officer and Director of the Company effective July 31, 2004 and replacement by Mr. Ali Memon filed with Securities and Exchange Commission on July 12, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons, in the capacities and on the dates indicated below, have signed this report.

ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

Name		Title	Date

/s/	Sir Emeka Offor	Chairman of Board	August 16, 2004
Sir Emeka Offor

/s/	Ali Memon	Chief Executive Officer,	August 16, 2004
	Ali Memon	President and Director

/s/	Nicolae Luca	Director	August 16, 2004
Nicolae Luca

/s/	Ikechukwu C. Okpala	Chief Financial Officer	August 16, 2004
Ikechukwu C. Okpala

/s/	Peter C. Ntephe	Secretary	August 16, 2004
Peter C. Ntephe