Form 10-Q/A
period 2003-12-31
ENVIRONMENTAL REMEDIATION HOLDING CORP
filed 2004-12-29
CIK 799235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q/A
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

Yes [X] No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)
Yes [X] No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of common shares outstanding as of February 6, 2004 was 594,334,805.

The Registrant hereby amends the following items, financial statements, exhibits, or other portions of this Quarterly Report on Form 10Q/A for the three months ended December 31, 2003 as set forth in the attached pages and described in more detail in Note 1 to the financial statements.

TABLE OF CONTENTS

ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

Part I. Financial Information

ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

BALANCE SHEETS

	December 31, 2003	September 30, 2003
	(unaudited) (restated)

ASSETS

CURRENT ASSETS
Cash	$—	$23,336
Restricted cash	18,343	18,343
Prepaid expenses and other current assets	10,272	15,065

Total current assets	28,615	56,744

DRSTP concession fee	5,679,000	5,679,000

Total assets	$5,707,615	$5,735,744

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,370,973	$1,367,712
Accrued officers salaries	723,035	723,035
Accrued interest	131,316	133,470
Accrued interest, shareholder	2,050,787	1,827,279
Current portion of nonconvertible debt, shareholder	403,644	403,644
Current portion of convertible debt, shareholder, net of discount	8,672,835	8,646,134
Current portion of convertible debt	2,163,437	3,182,232

Total current liabilities	15,516,027	16,283,506

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value; authorized 10,000,000 shares; none issued and outstanding	—	—
Common stock, $0.0001 par value; authorized 950,000,000 shares; issued and outstanding 589,351,265 and 582,829,594 at December 31, 2003 and September 30, 2003, respectively	58,935	58,283
Additional paid-in capital	55,663,094	53,937,800
Accumulated deficit	(65,530,441)	(64,543,845)

Total shareholders’ deficit	(9,808,412)	(10,547,762)

Total liabilities and shareholders’ deficit	$5,707,615	$5,735,744

See accompanying notes to financial statements.
2

ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

STATEMENTS OF OPERATIONS

	Three Months Ended December 31,
	2003	2002
	(unaudited) (restated)	(unaudited)
COSTS AND EXPENSES
General and administrative expense	$564,702	$436,780
Interest expense	421,894	312,407

Net loss	$(986,596)	$(749,187)

Net loss per common share - basic and diluted	$—	$—

Weighted average number of common shares outstanding	584,232,944	555,509,911

See accompanying notes to financial statements.
3

ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
	2003	2002
	(unaudited)	(unaudited)
	(restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(986,596)	$(749,187)
Adjustments to reconcile net loss to net cash used by operating activities
Amortization of beneficial conversion feature associated with convertible debt	152,502	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	4,793	—
Accounts payable and accrued liabilities	64,253	176,034
Accrued interest	269,392	312,407

Net cash used by operating activities	(495,656)	(260,746)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock, net of expenses	243,750	—
Proceeds from convertible debt, shareholder	228,570	260,666

Net cash provided by financing activities	472,320	260,666

Net decrease in cash	(23,336)	(80)

Cash, beginning of period	23,336	2,240

Cash, end of period	$—	$2,160

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

Noncash operating and financing activities:
Stock issued in exchange for:
Accounts payable	$60,991	$—
Convertible debt and accrued interest	$1,066,834	$—
Beneficial conversion feature associated with convertible debt	$354,371	$—

See accompanying notes to financial statements.
4

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

Changes in Previously Issued Financial Statements

Subsequent to filing the Form 10-Q for the quarterly period ended December 31, 2003, management of the Company have determined that the beneficial conversion feature of the Company's convertible debt, shareholder had not been appropriately valued and accounted for. The following describes the appropriate accounting and the changes made to the Company's financial statements as of and for the three months ended December 31, 2003.

In February 2001, the Company entered into a $5 million convertible line of credit facility (the “Credit Facility”). The outstanding principal balance and accrued interest balance of the Credit Facility is convertible into common stock at the option of the holder. The intrinsic value of the conversion feature of the Credit Facility normally is characterized as a beneficial conversion feature. The Company determined the intrinsic value of the beneficial conversion feature associated with current period borrowings under the Credit Facility for the three months ended December 31, 2003 to be $354,371, which was recorded as an adjustment to additional paid in capital and as debt discount. The beneficial conversion feature is amortized using the effective interest method through the maturity date of the Credit Facility. For the three months ended December 31, 2003, the amortization of the debt discount was $152,502.

Accordingly, the accompanying statements of operations and cash flows for the three months ended December 31, 2003 and the balance sheet as of December 31, 2003 has been restated from amounts previously reported to correct the accounting for these transactions. The Company has recorded a beneficial conversion feature (debt discount) associated with its Credit Facility. Amortization of the debt discount is being accounted for using the effective interest method and is being charged to interest expense.

The impact of the restatement is summarized as follows:

	Three Months Ended
	December 31,
	2003	2003
	(as reported)	(restated)

Statement of Operations

Interest expense	$269,392	$421,894
Net loss	(834,094)	(986,596)
Net loss per common share -basic and diluted	$—	$—
Basic and diluted weighted average number of common shares outstanding	584,232,944	584,232,944

	December 31,
	2003	2003
	(as reported)	(restated)

Balance Sheet

Current portion of convertible debt shareholder, net of discount	$8,874,704	$8,672,835
Total current liabilities	$15,717,896	$15,516,027
Additional paid in capital	$55,308,723	$55,663,094
Accumulated deficit	$(65,377,939)	$(65,530,441)
Total shareholders' deficit	$(10,010,281)	$(9,808,412)
Total liabilities and shareholders' deficit	$5,707,615	$5,707,615

ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

Impairment of Long Lived Assets

On a quarterly basis, the Company assesses impairment in value of long-lived assets and certain identifiable intangibles to be held and used. The Company evaluates the possibility of impairment by comparing anticipated undiscounted cash flows to the carrying amount of the related long-lived assets. If such cash flows are less than carrying value, the Company then reduces the asset to its fair value using an estimate of recoverability on a discounted cash flow basis. Various factors such as anticipated cash flows and proceeds from a sale or proceeds expected to be realized from third party participation in development opportunities are part of this analysis. Since the Company’s only asset is its JDZ/EEZ Concession any change in the terms of these agreements may also impact the future recoverability of this asset. Future results could differ from the Company's projections with a resulting adjustment to income in such period. As of December 31, 2003, there have been no events or circumstances that would require an impairment of the Company’s JDZ/EEZ Concession.

Change in Control
On February 15, 2001, pursuant to a Purchase Agreement dated December 31, 2000, as amended by a First Amendment thereto dated January 31, 2001 (as amended, the "Purchase Agreement"), between Chrome Energy, L.L.C., a Delaware limited liability company ("Chrome"), Talisman Capital Opportunity Fund Ltd. ("Talisman"), and TC Hydro Carbon, Inc., a Delaware corporation (“TCHC” or "TC Hydro Carbon" and, together with Talisman, the "Sellers"), Chrome purchased from the Sellers for $6,000,000 cash the following: (a) 375,000,000 shares of Company common stock, par value $.0001 per share (the "Common Stock"), owned of record by TC Hydro Carbon; (b) 2,244,385 shares of Common Stock held and owned of record by Talisman; (c) a convertible senior subordinated note from the Company due October 15, 2002, in the principal amount of $750,000 owned and held by Talisman; (d) a convertible note from the Company due October 26, 2000, in the principal amount of $500,000, owned and held by Talisman; (e) a senior secured 8.00% exchangeable promissory note from the Company due September 1, 2004, in the principal amount of $4,000,000 owned and held by TC Hydro Carbon; (f) a warrant certificate dated as of October 26, 1998, owned and held by Talisman providing the right to purchase 750,000 shares of Common Stock until October 26, 2008; (g) a warrant certificate dated as of October 26, 1998, owned and held by Talisman providing the right to purchase 750,000 shares of Common Stock until October 26, 2008; (h) a warrant certificate dated as of October 15, 1997, owned by Talisman providing the right to purchase 45,000 shares of the Common Stock until October 15, 2002; and (i) a warrant certificate dated as of April 23, 1999 owned by Talisman providing the right to purchase 1,000,000 shares of Common Stock until April 22, 2009. Subsequent to February 15, 2001, Chrome transferred to its financial advisors an aggregate of 116,629,564 shares of Common Stock acquired in this transaction.

ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

However, ERHC retained under the 2001 Agreement the following rights to participate in exploration and production activities in the EEZ subject to certain restrictions: (a) right to receive up to two blocks of ERHC's choice, and (b) the option to acquire up to a 15% paid working interest in up to two blocks of ERHC's choice in the EEZ. The Company would be required to pay its proportionate share of the signature bonus and all other costs related to the exploration and exploitation of the blocks in the EEZ. The above is only a brief summary of the terms of the 2001 Agreement and the 2003 Option Agreement and such summaries do not purport to be complete and are qualified in their entirety by reference to the text of the 2001 Agreement and 2003 Option Agreement, respectively (any and all related documents). The 2001 Agreement and 2003 Option Agreement have been filed with the SEC and are available on the U.S. Securities and Exchange Commission’s (“SEC”) web site at www.sec.gov.

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

ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 2 - GOING CONCERN

The Company’s auditor issued a going concern opinion in connection with the audit of the Company’s financial statements as of September 30, 2003. The Company's current liabilities exceed its current assets by $15,487,412 at December 31, 2003. For the three months ended December 31, 2003, the Company’s net loss was $986,596. The Company has incurred net losses of $3,153,882 and $4,084,210 in the fiscal years 2003 and 2002, respectively. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. The Company is in ongoing negotiations to raise general operating funds and funds for specific projects. Management will be required to, and expects to, raise additional capital through the issuance of debt securities and offerings of equity securities to fund the Company’s operations, and will attempt to continue raising capital resources until such time as the Company generates revenues sufficient to maintain itself as a viable entity. However, there is no assurance that such financing will be obtained.

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

NOTE 3 - DEBT

During the three months ended December 31, 2003, the Company received notice of conversion of convertible debt of $1,018,796 and accrued interest of $48,038 into 5,334,171 shares of common stock.

The Company’s line of credit can be converted into the Company’s common stock at a conversion price of $0.20 per share. From time to time during the three months ended December 31, 2003, the market price of the Company’s common stock exceeded the conversion price, and as such there exists a beneficial conversion to the holder of the line of credit when the credit facility is drawn upon. Accordingly, a beneficial conversion feature amount totaling $354,571 has been recorded as an adjustment to additional paid-in-capital and a corresponding amount recorded as debt discount that is being amortized to interest expense over the life of the notes using the effective interest method. During the three months ended December 31, 2003, amortization of the debt discount was $152,502 which is recorded as interest expense.

ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 4 - EQUITY

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

NOTE 5 - PENDING LITIGATION AND OTHER CONTINGENCIES

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

NOTES TO FINANCIAL STATEMENTS

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

NOTE 6 - SUBSEQUENT EVENTS

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Plan of Operations

You must read the following discussion of the plan of the operations and financial condition of the Company in conjunction with its financial statements, including the notes included in this Form 10-Q/A filing. The Company’s historical results are not necessarily an indication of trends in operating results for any future period.

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

Results of Operations

Three Months Ended December 31, 2003 Compared to December 31, 2002

During the three months ended December 31, 2003, the Company incurred a net loss of $986,596 compared to a net loss of $749,187 three months ended December 31, 2002. General and administrative expense increased by approximately $128,000 during the three months ended December 31, 2003 compared to the comparable period in 2002. During February 2001, the Company negotiated a management services agreement with Chrome Oil Services Ltd. (“COS”) whereby the Company would pay a monthly management fee of $68,000 for various services to be provided by COS inclusive of all general office expenses incurred. Total expense incurred under this management services agreement was $204,000 for each of the three month periods ended December 31, 2003 and 2002, respectively. In addition, the Company’s executive officers incurred travel and travel related expenses of approximately $103,000 and $76,000 for the three months ended December 31, 2003 and 2002, respectively. During the three months ended December 31, 2003, management of COS continued meeting with officials of the FRN, DRSTP and the Nigeria-Sao Tome and Principe Joint Development Authority (“JDA”) and made trips to the United States while managing the ongoing affairs of the Company. The Company anticipates travel related expenses to continue to be significant as the Company further develops its business interests. During the three months ended December 31, 2003, the Company incurred $35,000 in bidding expense in connection with the October 2003 bid round in the JDZ, and $19,000 was expensed in support of the athletes representing DRSTP at the 2003 All Africa Games. No comparable expenses were incurred in the three months ended December 31, 2002.

During the three months ended December 31, 2003, interest expense increased by approximately $109,000 compared to the comparable period in 2002. This increase was primarily due to the $153,000 of amortization of the debt discount associated with the beneficial conversion on convertible debt, shareholder. The overall increase was also attributable to an increase of approximately $20,000 on shareholder debt because of increased borrowings under the $5,000,000 line of credit. This increase was offset by a decrease in interest on the convertible debt of approximately $63,000 because of substantially lower average debt levels.

During the three months ended December 31, 2003 and 2002, respectively, the Company had no revenues from which cash flows could be generated to support operations and thus relied entirely on borrowings funded from its working capital lines of credit provided by Chrome Energy, LLC, the Company’s majority shareholder (“Chrome”).

Going Concern

The Company’s auditor issued a going concern opinion in connection with the audit of the Company’s financial statements as of September 30, 2003. The Company's current liabilities exceed its current assets by $15,487,412 at December 31, 2003. For the three months ended December 31, 2003, the Company’s net loss was $986,596. The Company has incurred net losses of $3,153,882 and $4,084,210 in the fiscal years 2003 and 2002, respectively. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. The Company is in ongoing negotiations to raise general operating funds and funds for specific projects. Management will be required to, and expects to, raise additional capital through the issuance of debt securities and offerings of equity securities to fund the Company’s operations, and will attempt to continue raising capital resources until such time as the Company generates revenues sufficient to maintain itself as a viable entity. However, there is no assurance that such financing will be obtained.

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

Working Capital

As of December 31, 2003, the Company had negative working capital of $15,487,412 of which $2,182,103 relates to accrued interest and $723,035 relates to accrued officers salaries, both of which will most likely be settled by the issuance of shares of common stock of the Company. As of December 31, 2003, the Company had drawn the full amount available of $1,800,000 under one working capital line of credit and $3,438,725 had been advanced to the Company under another $5,000,000 working capital line credit with Chrome. As of February 6, 2004, the Company had borrowed approximately $3,481,266 under this working capital line of credit. This working capital line of credit is convertible into shares of Common Stock at a rate of $0.20 per share. The Company anticipates the unused balance under this line of credit will provide sufficient working capital through fiscal 2004.

The Company intends to utilize any available sources of cash funds to provide for general corporate overhead and to pursue its interests under the 2001 Agreement and the 2003 Option Agreement.

Significant Accounting Policies

Impairment of Long Lived Assets

On a quarterly basis, the Company assesses impairment in value of long-lived assets and certain identifiable intangibles to be held and used. The Company evaluates the possibility of impairment by comparing anticipated undiscounted cash flows to the carrying amount of the related long-lived assets. If such cash flows are less than carrying value, the Company then reduces the asset to its fair value using an estimate of recoverability on a discounted cash flow basis. Various factors such as anticipated cash flows and proceeds from a sale or proceeds expected to be realized from third party participation in development opportunities are part of this analysis. Since the Company’s only asset is its JDZ/EEZ Concession any change in the terms of these agreements may also impact the future recoverability of this asset. Future results could differ from the Company's projections with a resulting adjustment to income in such period. As of December 31, 2003 there have been no events or circumstances that would require an impairment of the Company’s JDZ/EEZ Concession.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s current operations focus on exploiting its rights to participate in exploration and production activities in the territorial waters of Sao Tome (the "EEZ") and in the JDZ. The Company intends to explore forming relationships with other oil and gas companies with greater technical and financial resources to assist the Company in leveraging its interests. Should circumstances impede the Company from perfecting its interests in the 2001 Agreement or the 2003 Option Agreement, the Company would have only nominal assets. Even if the Company perfects its interests in the 2001 Agreement and the 2003 Option Agreement, there is no certainty that a joint venture partner will be identified to develop the Company’s interests. The Company currently has no other operations. Currently we transact business almost exclusively in the United States. As a result, our financial statement results are unlikely to be affected significantly by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and the participation of the Company’s management including the Chairman, Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures within 90 days of the filing date of this Quarterly Report on Form 10-Q/A.  Based on that evaluation, the Company’s management, including the Chairman, CEO and CFO concluded that the Company’s disclosure controls and procedures were effective.  During the fourth quarter of 2004 the Company identified that it had not correctly considered the beneficial conversion feature imbedded within its convertible debt instruments and a material adjustment was required that affected its quarterly results of operations. Management has put in place appropriate controls to mitigate this event from occurring in future periods.

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

Name	Title	Date

/s/ Sir Emeka Offor	Chairman of the Board	December 28, 2004
Sir Emeka Offor

/s/ Ali Memon	Chief Executive Officer President and Director	December 28, 2004
Ali Memon

/s/ Cosmas (Ike) Okpala	Chief Financial Officer	December 28, 2004
Cosmas (Ike) Okpala

