Form 10-Q/A
period 2004-03-31
ENVIRONMENTAL REMEDIATION HOLDING CORP
filed 2004-12-29
CIK 799235

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

The Registrant hereby amends the following items, financial statements, exhibits, or other portions of this Quarterly Report on Form 10Q/A for the three and six months ended March 31, 2004 as set forth in the attached pages and described in more detail in Note 1 to the financial statements.

TABLE OF CONTENTS

ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

Part I. Financial Information

ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

BALANCE SHEETS

	March 31, 2004	September 30, 2003
ASSETS	(unaudited) (restated)
CURRENT ASSETS
Cash	$735	$23,336
Restricted cash	18,343	18,343
Prepaid expenses and other current assets	22,772	15,065

Total current assets	41,850	56,744

DRSTP concession fee	5,679,000	5,679,000

Total assets	$5,720,850	$5,735,744

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,090,991	$1,367,712
Accrued officers salaries	723,035	723,035
Accrued interest	17,546	133,470
Accrued interest, shareholder	1,787,305	1,827,279
Current portion of nonconvertible debt, shareholder	403,644	403,644
Current portion of convertible debt, shareholder, net of discount	8,764,230	8,646,134
Current portion of convertible debt	1,654,983	3,182,232

Total current liabilities	14,441,734	16,283,506

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value; authorized 10,000,000 shares; none issued and outstanding	-	-
Common stock, $0.0001 par value; authorized 950,000,000 shares; issued and outstanding 597,988,385 and 582,829,594 at March 31, 2004 and September 30, 2003, respectively	59,799	58,283
Additional paid-in capital	57,465,724	53,937,800
Accumulated deficit	(66,246,407)	(64,543,845)

Total shareholders’ deficit	(8,720,884)	(10,547,762)

Total liabilities and shareholders’ deficit	$5,720,850	$5,735,744

See accompanying notes to financial statements.

ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
	(unaudited) (restated)	(unaudited)	(unaudited) (restated)	(unaudited)

COSTS AND EXPENSES
General and administrative expenses	$361,687	$385,358	$926,389	$822,138
Interest expense	354,279	313,230	776,173	625,637

Net loss	$(715,966)	$(698,588)	$(1,702,562)	$(1,447,775)

Net loss per share - basic and diluted	$-	$-	$-	$-

Weighted average number of common shares outstanding	594,169,223	560,800,759	589,182,322	558,126,265

See accompanying notes to financial statements.

ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
	2004	2003
	(unaudited) (restated)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,702,562)	$(1,447,775)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of beneficial conversion feature associated with convertible debt	252,090	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(7,707)	-
Accounts payable and accrued liabilities	14,980	70,306
Accrued interest	524,083	625,637

Net cash used by operating activities	(919,116)	(751,832)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt, shareholder	409,015	394,369
Proceeds from common stock, net of expenses	487,500	585,000

Net cash provided by financing activities	896,515	979,369

Net increase (decrease) in cash	(22,601)	227,537

Cash, beginning of period	23,336	2,240

Cash, end of period	$735	$229,777

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Noncash operating and financing activities:
Stock issued in exchange for:
Accounts payable and accrued liabilities	$291,701	$100,758
Accrued interest	$591,945	$610,033
Convertible debt and accrued interest	$1,615,285	$318,406
Beneficial conversion feature associated with convertible debt	$543,009	$-

See accompanying notes to financial statements.

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

See accompanying notes to financial statements.

Changes in Previously Issued Financial Statements

Subsequent to filing the Form 10-Q for the quarterly period ended March 31, 2004, management of the Company determined that the beneficial conversion feature of the Company's convertible debt, shareholder had not been appropriately valued and accounted for. The following describes the appropriate accounting and the changes made to the Company's financial statements as of and for the three and six months ended March 31, 2004.

In February 2001, the Company entered into a $5 million convertible line of credit facility (the “Credit Facility”). The outstanding principal balance and accrued interest balance of the Credit Facility is convertible into common stock at the option of the holder. The intrinsic value of the conversion feature of the Credit Facility normally is characterized as a beneficial conversion feature. The Company determined the intrinsic value of the beneficial conversion feature associated with current period borrowings under the Credit Facility for the six months ended March 31, 2004 to be $543,009, which was recorded as an adjustment to additional paid in capital and as debt discount. The beneficial conversion feature is amortized using the effective interest method until the maturity date of the Credit Facility. For the three and six months ended March 31, 2004, the amortization of the debt discount was $99,588 and $252,090, respectively.

Accordingly, the accompanying statements of operations for the three and six months ended March 31, 2004, the statement of cash flows for the six months ended March 31, 2004, and the balance sheet as of March 31, 2004 has been restated from amounts previously reported to correct the accounting for these transactions. The Company has recorded a beneficial conversion feature (debt discount) associated with its Credit Facility. Amortization of the debt discount is being accounted for using the effective interest method and is being charged to interest expense.

The impact of the restatement is summarized as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2004	2004	2004
	(as reported)	(restated)	(as reported)	(restated)

Statement of Operations

Interest expense	$254,691	$354,279	$524,083	$776,173
Net loss	(616,378)	(715,966)	(1,450,472)	(1,702,562)
Net loss per common Share - basic and diluted	$-	$-	$-	$-
Basic and diluted weighted average number of common shares outstanding	594,169,223	594,169,223	589,182,322	589,182,322

See accompanying notes to financial statements.

	March 31,
	2004	2004
	(as reported)	(restated)
Balance Sheet

Current portion of convertible debt shareholder, net of discount	$9,055,149	$8,764,230
Total current liabilities	$14,732,653	$14,441,734
Additional paid in capital	$56,922,715	$57,465,724
Accumulated deficit	$(65,994,317)	$(66,246,407)
Total shareholders' deficit	$(9,011,803)	$(8,720,884)
Total liabilities and shareholders' deficit	$5,720,850	$5,720,850

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

Impairment of Long Lived Assets

On a quarterly basis, the Company assesses impairment in value of long-lived assets and certain identifiable intangibles to be held and used. The Company evaluates the possibility of impairment by comparing anticipated undiscounted cash flows to the carrying amount of the related long-lived assets. If such cash flows are less than carrying value, the Company then reduces the asset to its fair value using an estimate of recoverability on a discounted cash flow basis. Various factors such as anticipated cash flows and proceeds from a sale or proceeds expected to be realized from third party participation in development opportunities are part of this analysis. Since the Company’s only asset is its JDZ/EEZ Concession any change in the terms of these agreements may also impact the future recoverability of this asset. Future results could differ from the Company's projections with a resulting impairment adjustment recorded to expense in such period. As of March 31, 2004, there have been no events or circumstances that would require an impairment of the Company’s JDZ/EEZ Concession.

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

See accompanying notes to financial statements.

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

See accompanying notes to financial statements.

NOTE 2 - GOING CONCERN

The Company’s auditor issued a going concern opinion in connection with the audit of the Company’s financial statements as of September 30, 2003. The Company's current liabilities exceed its current assets by $14,399,884 at March 31, 2004. For the six months ended March 31, 2004, the Company’s net loss was $1,702,562. The Company has incurred net losses of $3,153,882 and $4,084,210 in the fiscal years 2003 and 2002, respectively. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. The Company is in ongoing negotiations to raise general operating funds and funds for specific projects. Management will be required to, and expects to, raise additional capital through the issuance of debt securities and offerings of equity securities to fund the Company’s operations, and will attempt to continue raising capital resources until such time as the Company generates revenues sufficient to maintain itself as a viable entity. However, there is no assurance that such financing will be obtained.

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

See accompanying notes to financial statements.

In February 2004, the Company extended the maturity on the $5.0 million senior convertible promissory note with Chrome to February 15, 2005 under similar terms. All principal and interest is due at maturity.

The Company’s line of credit can be converted into the Company’s common stock at a conversion price of $0.20 per share. From time to time during the three and six months ended March 31, 2004, the market price of the Company’s common stock exceeded the conversion price, and as such there exists a beneficial conversion to the holder of the line of credit when the credit facility is drawn upon. Accordingly, as of March 31, 2004, a beneficial conversion feature amount totaling $543,009 has been recorded as an adjustment to additional paid-in-capital and a corresponding amount recorded as debt discount that is being amortized to interest expense over the life of the notes using the effective interest method. During the three and six months ended March 31, 2004, amortization of the debt discount was $99,588 and $252,090, respectively, which is recorded as interest expense.

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

See accompanying notes to financial statements.

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

See accompanying notes to financial statements.

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

See accompanying notes to financial statements.

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

Abuja, 24 April 2004”

See accompanying notes to financial statements.

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

Results of Operations

Three and Six Month Periods Ended March 31, 2004 Compared to March 31, 2003

During the three and six month periods ended March 31, 2004, the Company incurred a net loss of $715,966 and $1,702,562, respectively, compared to a net loss of $698,588 and $1,447,775, respectively, for the same periods a year ago. During February 2001, the Company negotiated a management services agreement with Chrome Oil Services Ltd. (“COS”) whereby the Company would pay a monthly management fee of $68,000 for various services to be provided by COS inclusive of all general office expenses incurred. Total expense incurred under this management services agreement was $204,000 and $408,000, respectively, for each of the three and six month periods ended March 31, 2004 and 2003. In addition, the Company’s executive officers incurred direct travel and related expenses of approximately $96,000 and $199,000 during the three and six months ended March 31, 2004, respectively. The comparable amounts for the three and six month periods ended March 31, 2003 were approximately $110,000 and $153,000, respectively. During the three month period ended March 31, 2004, management of COS continued negotiations with officials of the FRN and DRSTP and made trips to the United States while managing the ongoing affairs of the Company. The Company anticipates travel related expenses to continue to be significant as the Company further develops its business interests.

See accompanying notes to financial statements.

During the three and six month periods ended March 31, 2004, interest expense increased by approximately $41,000 and $150,000, respectively, compared to the comparable periods in 2003. This increase was primarily due to $99,588 and $252,090, respectively, of amortization of the debt discount associated with the beneficial conversion on convertible debt, shareholder for the three and six months ended March 31, 2004. The overall increase was also attributable to an increase of approximately $20,000 and $40,000, respectively, on shareholder debt because of increased borrowings under the $5,000,000 line of credit. This increase was offset by a decrease in interest expense on the convertible debt of approximately $79,000 and $142,000, respectively, during the three and six month periods ended March 31, 2004 compared to the comparable periods in 2003 because of substantially lower average debt levels.

During the three months ended March 31, 2004 and 2003, respectively, the Company had no revenues from which cash flows could be generated to support operations and thus relied entirely on borrowings funded from its working capital lines of credit provided by Chrome Energy, LLC, the Company’s majority shareholder (“Chrome”).

Going Concern

The Company’s auditor issued a going concern opinion in connection with the audit of the Company’s financial statements as of September 30, 2003. The Company's current liabilities exceed its current assets by $14,399,884 at March 31, 2004. For the six months ended March 31, 2004, the Company’s net loss was $1,702,562. The Company has incurred net losses of $3,153,882 and $4,084,210 in the fiscal years 2003 and 2002, respectively. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. The Company is in ongoing negotiations to raise general operating funds and funds for specific projects. Management will be required to, and expects to, raise additional capital through the issuance of debt securities and offerings of equity securities to fund the Company’s operations, and will attempt to continue raising capital resources until such time as the Company generates revenues sufficient to maintain itself as a viable entity. However, there is no assurance that such financing will be obtained.

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

See accompanying notes to financial statements.

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

Working Capital

As of March 31, 2004, the Company had negative working capital of $14,399,884 of which $1,804,851 relates to accrued interest and $723,035 relates to accrued officers salaries, both of which will most likely be settled by the issuance of shares of common stock of the Company. As of March 31, 2004, the Company had drawn the full amount available of $1,800,000 under one working capital line of credit and $3,619,170 had been advanced to the Company under another $5,000,000 working capital line credit with Chrome. As of May 7, 2004, the Company had borrowed approximately $3,582,000 under this working capital line of credit. This working capital line of credit is convertible into shares of Common Stock at a rate of $0.20 per share.

See accompanying notes to financial statements.

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

See accompanying notes to financial statements.

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

See accompanying notes to financial statements.

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

See accompanying notes to financial statements.

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

ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

Name	Title	Date

/s/ Sir Emeka Offor	Chairman of Board	December 28, 2004
Sir Emeka Offor

/s/ Ali Memon	Chief Executive Officer President and Director	December 28, 2004
Ali Memon

/s/ Cosmas (Ike) Okpala	Chief Financial Officer	December 28, 2004
Cosmas (Ike) Okpala

