Form 10-Q/A
period 2004-06-30
ENVIRONMENTAL REMEDIATION HOLDING CORP
filed 2004-12-29
CIK 799235

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

The Registrant hereby amends the following items, financial statements, exhibits, or other portions of this Quarterly Report on Form 10-Q/A for the three and nine months ended June 30, 2004 as set forth in the attached pages and described in more detail in Note 1 to the financial statements.


                                TABLE OF CONTENTS

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION


                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements                                            PAGE
                                                                           ----

           Balance Sheets as of June 30, 2004 (Restated)
           and September 30, 2003                                             2

           Statements of Operations for the Three and Nine Months Ended
           June 30, 2004 (Restated) and 2003                                  3

           Statements of Cash Flows for the Nine Months Ended
           June 30, 2004 (Restated) and 2003                                  4

           Notes to the Financial Statements                                  5

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Plan of Operations                                            16

Item 3.    Quantitative and Qualitative Disclosures about Market Risk        19

Item 4.    Controls and Procedures                                           19


                            PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                                 21

Item 2.    Changes in Securities                                             22

Item 3.    Defaults Upon Senior Securities                                   22

Item 4.    Submission of Matters to a Vote of Security Holders               22

Item 5.    Other Information                                                 22

Item 6.    Exhibits and Reports on Form 8-K                                  22

           (a) Exhibits
           (b) Reports on Form 8-K

Signatures                                                                   24

ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                         JUNE 30,         SEPTEMBER 30,
                                                                           2004               2003
                                                                       ------------       ------------
                                                                       (UNAUDITED)
                                                                       (RESTATED)
                                    ASSETS

CURRENT ASSETS
  Cash                                                                 $    342,492       $     23,336
  Restricted cash                                                            18,343             18,343
  Prepaid expenses and other current assets                                  33,779             15,065
                                                                       ------------       ------------

        Total current assets                                                394,614             56,744
                                                                       ------------       ------------

DRSTP concession fee                                                      5,679,000          5,679,000
                                                                       ------------       ------------

Total assets                                                           $  6,073,614       $  5,735,744
                                                                       ------------       ------------

                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                             $  1,281,565       $  1,367,712
  Accrued officers salaries                                                 723,035            723,035
  Accrued interest                                                           41,442            133,470
  Accrued interest, shareholder                                           2,019,282          1,827,279
  Current portion of nonconvertible debt, shareholder                       403,644            403,644
  Current portion of convertible debt, shareholder, net of discount       8,819,082          8,646,134
  Current portion of convertible debt                                     1,626,033          3,182,232
                                                                       ------------       ------------

        Total current liabilities                                        14,914,083         16,283,506
                                                                       ------------       ------------
COMMITMENTS AND CONTINGENCIES                                                    --                 --

SHAREHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $0.0001 par value; authorized 10,000,000
     shares; none issued and outstanding                                         --                 --
  Common stock, $0.0001 par value; authorized 950,000,000 shares;
     issued and outstanding 599,269,225 and 582,829,594 at
     June 30, 2004 and September 30, 2003, respectively                      59,927             58,283
  Additional paid-in capital                                             58,225,388         53,937,800
  Accumulated deficit                                                   (67,125,784)       (64,543,845)
                                                                       ------------       ------------

        Total shareholders' deficit                                      (8,840,469)       (10,547,762)
                                                                       ------------       ------------

Total liabilities and shareholders' deficit                            $  6,073,614       $  5,735,744
                                                                       ------------       ------------

                See accompanying notes to financial statements.

ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                THREE MONTHS ENDED                NINE MONTHS ENDED
                                                     JUNE 30,                          JUNE 30,
                                         ------------------------------    -----------------------------
                                              2004             2003             2004            2003
                                         -------------    -------------    -------------   -------------
                                          (UNAUDITED)      (UNAUDITED)      (UNAUDITED)     (UNAUDITED)
                                          (RESTATED)                        (RESTATED)
COSTS AND EXPENSES
   General and administrative expenses   $     656,399    $     569,309    $   1,582,788   $   1,391,447
   Interest expense                            386,774          306,140        1,162,947         931,777
                                         -------------    -------------    -------------   -------------

         Total costs and expenses            1,043,173          875,449        2,745,735       2,323,224
                                         -------------    -------------    -------------   -------------

Other income                                   163,796               --          163,796              --
                                         -------------    -------------    -------------   -------------

Net loss                                 $    (879,377)   $    (875,449)   $  (2,581,939)  $  (2,323,224)
                                         -------------    -------------    -------------   -------------

Net loss per share - basic and diluted   $          --    $          --    $          --   $          --
                                         -------------    -------------    -------------   -------------

Weighted average number of
  common shares outstanding                598,621,411      569,497,214      592,328,685     561,915,485
                                         -------------    -------------    -------------   -------------


                See accompanying notes to financial statements.

ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                      NINE MONTHS ENDED
                                                                                          JUNE 30,
                                                                               ----------------------------
                                                                                   2004             2003
                                                                               -----------      -----------
                                                                               (UNAUDITED)      (UNAUDITED)
                                                                               (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                       $(2,581,939)     $(2,323,224)
Adjustments to reconcile net loss to net cash used by operating activities
  Amortization of beneficial conversion feature associated with
  convertible debt                                                                 382,162               --
  Changes in operating assets and liabilities:
   Prepaid expenses and other current assets                                       (18,714)          (4,813)
   Accounts payable and accrued liabilities                                        205,554          103,224
   Accrued interest                                                                780,786          931,777
                                                                               -----------      -----------

         Net cash used by operating activities                                  (1,232,151)      (1,293,036)
                                                                               -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt, shareholder                                        576,307          699,160
Proceeds from common stock, net of expenses                                        975,000          828,750
                                                                               -----------      -----------

         Net cash provided by financing activities                               1,551,307        1,527,910
                                                                               -----------      -----------

         Net increase in cash                                                      319,156          234,874

Cash, beginning of period                                                           23,336            2,240
                                                                               -----------      -----------

Cash, end of period                                                            $   342,492      $   237,114
                                                                               -----------      -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Noncash operating and financing activities:
   Stock issued in exchange for:
     Accounts payable and accrued liabilities                                  $   291,701      $   100,758
     Accrued interest                                                          $   591,945      $   610,033
     Convertible debt and accrued interest                                     $ 1,645,065      $ 1,980,272
   Beneficial conversion feature associated with convertible debt              $   785,521      $        --


                See accompanying notes to financial statements.

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BUSINESS ORGANIZATION

The financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2003.

GENERAL BUSINESS, NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Environmental Remediation Holding Corporation ("ERHC" or the "Company") is an independent oil and gas company. The Company was formed in 1986, as a Colorado corporation, and was engaged in a variety of businesses until 1996, at which time it began its current operations as an independent oil and gas company. The Company's goal is to maximize its value through profitable growth in oil and gas reserves and production in the Gulf of Guinea off the coast of central West Africa and to acquire interests in non-producing oil and gas properties, particularly high potential international prospects in known oil and natural gas producing areas. The Company's current focus is to exploit its only assets, which are agreements with the government of the Democratic Republic of Sao Tome and Principe ("DRSTP") concerning oil and gas and natural gas exploration in the exclusive territorial waters of Sao Tome, an island nation located in the Gulf of Guinea off the coast of central West Africa, (the "Exclusive Economic Zone" or "EEZ") and with the Nigeria-Sao Tome and Principe Joint Development Authority (the "JDA") and DRSTP in a Joint Development Zone ("JDZ") between Sao Tome and the Federal Republic of Nigeria ("FRN") ("JDZ/EEZ Concession"). The Company intends to explore forming relationships with other oil and gas companies having greater technical and financial resources to assist the Company in leveraging its interests in the EEZ and the JDZ. The Company currently has no other operations.

In May 1997, the Company entered into an exclusive joint venture with the DRSTP ("the 1997 Agreement"). The 1997 Agreement required the Company to pay a $5,000,000 concession fee to the Sao Tome government. On May 21, 2001, the Company and the DRSTP reached a Memorandum of Agreement ("2001 Agreement"), witnessed by the FRN which replaced the 1997 Agreement and suspended the arbitration process. In July 2002, the 2001 Agreement was embodied in a Consent Award issued by the arbitrator as a result of the satisfaction of several conditions, including the ratification of a treaty between the FRN and the DRSTP relative to the JDZ between the countries, and will remain in effect through September 30, 2024.

The 2001 Agreement gives the Company rights to participate in exploration and production activities in both the EEZ and the JDZ.

In April 2003, the Company and DRSTP entered into an Option Agreement ("the 2003 Option Agreement") in which the Company relinquished certain financial interests in the JDZ in exchange for additional exploration rights in the JDZ. In April 2003, the Company entered into an Administration Agreement with the JDA. The Administration Agreement is the formal agreement by the JDA that it will fully implement the ERHC preferential rights to acreage interests in the JDZ as set

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


forth in the 2003 Option Agreement and describes certain procedures regarding the exercising of these rights. The Company retains exploration rights in the EEZ via the 2001 Agreement and has acquired additional exploration rights in the JDZ via the 2003 Option Agreement. The Company currently has no other operations.

CHANGES IN PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to filing the Form 10-Q for the quarterly period ended June 30, 2004, management of the Company determined that the beneficial conversion feature of the Company's convertible debt, shareholder had not been appropriately valued and accounted for. The following describes the appropriate accounting and the changes made to the Company's financial statements as of and for the three and nine months ended June 30, 2004.

In February 2001, the Company entered into a $5 million convertible line of credit facility (the "Credit Facility"). The outstanding principal balance and accrued interest balance of the Credit Facility is convertible into common stock at the option of the holder. The intrinsic value of the conversion feature of the Credit Facility normally is characterized as a beneficial conversion feature. The Company determined the intrinsic value of the beneficial conversion feature associated with current period borrowings under the Credit Facility for the nine months ended June 30, 2004 to be $785,521 which was recorded as an adjustment to additional paid in capital and as debt discount. The beneficial conversion feature is amortized using the effective interest method until the maturity date of the Credit Facility. For the three and nine months ended June 30, 2004, the amortization of the debt discount was $130,072 and $382,162, respectively.

Accordingly, the accompanying statements of operations for the three and nine months ended June 30, 2004, the statement of cash flows for the nine months ended June 30, 2004, and the balance sheet as of June 30, 2004 has been restated from amounts previously reported to correct the accounting for these transactions. The Company has recorded a beneficial conversion feature (debt discount) associated with its Credit Facility. Amortization of the debt discount is being accounted for using the effective interest method and is being charged to interest expense.

The impact of the restatement is summarized as follows:

                                      Three Months Ended                Nine Months Ended
                                           June 30,                          June 30,
                               ------------------------------    ------------------------------
                                    2004             2004             2004             2004
                               -------------    -------------    -------------    -------------
                               (as reported)      (restated)     (as reported)      (restated)
Statement of Operations

Interest expense               $     256,702    $     386,774    $     780,785    $   1,162,947
Net loss                            (749,305)        (879,377)      (2,199,777)      (2,581,939)
Net loss per common
   Share - basic and diluted   $          --    $          --    $          --    $          --
Basic and diluted weighted
   average number of common
   shares outstanding            598,621,411      598,621,411      592,328,685      592,328,685

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


                                                             June 30,
                                                  ----------------------------
                                                      2004            2004
                                                  -----------     ------------
                                                 (as reported)     (restated)
Balance Sheet

Current portion of convertible debt
  shareholder, net of discount                    $  9,222,441    $  8,819,082
Total current liabilities                         $ 15,317,442    $ 14,914,083
Additional paid in capital                        $ 57,439,867    $ 58,225,388
Accumulated deficit                               $(66,743,622)   $(67,125,784)
Total shareholders' deficit                       $ (9,243,828)   $ (8,840,469)
Total liabilities and shareholders'
  deficit                                         $  6,073,614    $  6,073,614


Concentration of Risk

The Company's only assets are agreements with DRSTP and the JDA which provide ERHC with rights to participate in exploration and production activities in the Gulf of Guinea off the coast of central West Africa. This geographic area of interest is controlled by foreign governments that have historically experienced volatility, which is out of management's control. The Company's ability to exploit its interests in the agreements in this area may be impacted by this circumstance.

Impairment of Long Lived Assets

On a quarterly basis, the Company assesses impairment in value of long-lived assets and certain identifiable intangibles to be held and used. The Company evaluates the possibility of impairment by comparing anticipated undiscounted cash flows to the carrying amount of the related long-lived assets. If such cash flows are less than carrying value, the Company then reduces the asset to its fair value using an estimate of recoverability on a discounted cash flow basis. Various factors such as anticipated cash flows and proceeds from a sale or proceeds expected to be realized from third party participation in development opportunities are part of this analysis. Since the Company's only asset is its JDZ/EEZ Concession any change in the terms of these agreements may also impact the future recoverability of this asset. Future results could differ from the Company's projections with a resulting impairment adjustment recorded to expense in such period. As of June 30, 2004, there have been no events or circumstances that would require an impairment of the Company's JDZ/EEZ Concession.

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

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


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

The 2001 Agreement gives ERHC rights to participate in exploration and production activities in both the EEZ of the DRSTP and an area between DRSTP and the FRN that the two nations have designated as a JDZ. Since the 2001 Agreement replaces the 1997 Agreement, it requires the Company to relinquish its rights arising under the 1997 Agreement including any interest it had in STPetro, S.A. the national petroleum company of the DRSTP in which the Company previously owned a 49% equity interest ("STPetro").

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

                          Working Interest
         Option Pick          Percentage                 Signature Bonus Payable
         -----------      -------------------            -----------------------
         ERHC Choice 1           15%                              $0
         ERHC Choice 2           15%            100% of 15% of the total Signature Bonus
         ERHC Choice 3           20%                              $0
         ERHC Choice 4           30%                              $0
         ERHC Choice 5           25%                              $0
         ERHC Choice 6           20%            100% of 20% of the total Signature Bonus

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

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


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

This exercise of the Company's rights was subject to the following condition: if no license is awarded or a license is awarded and subsequently withdrawn by the JDA prior to the commencement of operations, for any reason (for example, a failure by the licensee(s) to meet the signature bonus conditions), the Company will be entitled to receive its nominated percentage working interest in that block in any future licensing of that block.

At meetings on April 23 and 24, 2004, the Joint Ministerial Council ("JMC") of the JDA acknowledged the Company's option selections for award of interests pursuant to the exercise of rights under the April 7, 2003 Administration Agreement. They subsequently issued a Press Statement.

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

         6.       The JMC also approved the 2004 Budget for the JDA.

         7. The next meeting of the JMC will hold in Sao Tome in 3 weeks' time.

         Abuja, 24 April 2004"

On June 24, 2004 the Company entered into a Memorandum of Understanding with Pioneer Natural Resources USA, Inc., the wholly-owned subsidiary of Pioneer Natural Resources Company ("Pioneer") for Block 2 of the JDZ in the Gulf of Guinea offshore West Africa. The Memorandum of Understanding ("MOU") provides a period of exclusivity whereby the companies will jointly evaluate and negotiate participation in Block 2 of the JDZ. The MOU also sets forth the terms and conditions under which the companies will enter into a Participation Agreement relating to Block 2 of the JDZ. Pioneer is a large independent oil and natural gas exploration and production company with operations in the United States, Canada, Argentina, South Africa, Gabon and Tunisia. See Note 7.

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

         o The option to acquire up to a 15% working interest in up to two blocks of the Company's choice in the JDZ.

However, ERHC retained under the 2001 Agreement the following rights to participate in exploration and production activities in the EEZ subject to certain restrictions: (a) right to receive up to two blocks of ERHC's choice, and (b) the option to acquire up to a 15% paid working interest in up to two blocks of ERHC's choice in the EEZ. The Company would be required to pay its proportionate share of the signature bonus and all other costs related to the exploration and exploitation of the blocks in the EEZ. The above is only a brief summary of the terms of the 2001 Agreement and the 2003 Option Agreement and such summaries do not purport to be complete and are qualified in their entirety by reference to the text of the 2001 Agreement and 2003 Option Agreement, respectively (any and all related documents). The 2001 Agreement and 2003 Option Agreement have been filed with the SEC and are available on the U.S. Securities and Exchange Commission's ("SEC") web site at www.sec.gov.

NOTE 2 - GOING CONCERN

The Company's auditor issued a going concern opinion in connection with the audit of the Company's financial statements as of September 30, 2003. The Company's current liabilities exceed its current assets by $14,519,469 at June 30, 2004. For the nine months ended June 30, 2004, the Company's net loss was $2,581,939. The Company has incurred net losses of $3,153,882 and $4,084,210 in the fiscal years 2003 and 2002, respectively. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. The Company is in ongoing negotiations to raise general operating funds and funds for specific projects. Management will be required to, and expects to, raise additional capital through the issuance of debt securities and offerings of equity securities to fund the Company's operations, and will attempt to continue raising capital resources until such time as the Company generates revenues sufficient to maintain itself as a viable entity. However, there is no assurance that such financing will be obtained.

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


The Company's current focus is to exploit its only assets, which are agreements with the DRSTP concerning oil and gas exploration in Sao Tome, an island nation located in the Gulf of Guinea off the coast of central West Africa, and in a JDZ between Sao Tome and the FRN. The Company intends to explore forming relationships with other oil and gas companies having technical and financial capabilities to assist the Company in leveraging its interests in Sao Tome and the JDZ. Should circumstances impede the Company from perfecting its interests in the 2001 Agreement or the 2003 Option Agreement with DRSTP, the Company would have only nominal assets. Even if the Company perfects its interests in the 2001 Agreement and the 2003 Option Agreement, there is no certainty that a joint venture partner will be identified to develop the Company's interests. The Company currently has no other operations.

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

The Company's line of credit can be converted into the Company's common stock at a conversion price of $0.20 per share. From time to time during the three and

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


nine months ended June 30, 2004, the market price of the Company's common stock exceeded the conversion price, and as such there exists a beneficial conversion to the holder of the line of credit when the credit facility is drawn upon. Accordingly, as of June 30, 2004, a beneficial conversion feature amount totaling $785,521 has been recorded as an adjustment to additional paid-in-capital and a corresponding amount recorded as debt discount that is being amortized to interest expense over the life of the notes using the effective interest method. During the three and nine months ended June 30, 2004, amortization of the debt discount was $130,072 and $382,162, respectively, which is recorded as interest expense.

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

NOTE 5 - OTHER INCOME

During April 2004, the Company received net proceeds of $163,796 from an insurance claim in connection with the 2001 Derivative Settlement.

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


NOTE 6 - PENDING LITIGATION AND OTHER CONTINGENCIES

During February 2001, the Company underwent a change of control. Following the change of control of the Company, new management and the new board of directors have been required to expend significant Company resources to settle claims and expenses arising out of the conduct of prior management. In addition, the Company faces additional unresolved claims and disputes, including suits seeking recoveries in excess of $1.0 million brought by former employees and former officers for back salary and other amounts. The Company is defending its position vigorously, but there is no certainty that the Company will prevail. The Company is proceeding in the hope that a settlement can be reached. As of June 30, 2004, officers' salaries of $723,035 have been accrued and management believes this amount will be sufficient to settle any amounts that may be due.

Additionally, from time to time, certain potential obligations are presented to the Company that may have originated during periods not under current management's control. These alleged obligations are generally for goods and services that were provided during periods prior to February 15, 2001 (the effective date of the Purchase Agreement and resulting change in control of the Company) for which the Company has no record. The Company actively investigates these claims as they arise. All known material obligations of the Company have been recorded and reflected in the financial statements, but there is no certainty that all material claims have been presented to the Company nor have the benefits of available statutes of limitations been considered, should they apply.

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

During each of the three and nine month periods ended June 30, 2004 and 2003, total expense incurred under this management services agreement was $204,000 and $612,000, respectively. The Company's executive officers incurred direct travel and related expenses of approximately $120,000 and $319,000 during the three and nine months ended June 30, 2004, respectively, which were reimbursed to COS or directly to the officers. The comparable amounts for the three and nine month periods ended June 30, 2003 were approximately $150,000 and $303,000, respectively. At June 30, 2004 and September 30, 2003, accounts payable and other accrued liabilities included approximately $1,000 and $9,000, respectively, owed to one officer for direct travel and related expenses.

The  Company's  Houston,  Texas  office is leased by COS, and is provided to the
Company  pursuant  to  the  management  services  agreement.   This  lease,  for
approximately 1,900 sq. ft. of office space, expires in February 2006.

The Company has not entered into any employment agreements with its officers and directors. To date, members of the board of directors have not received any

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


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

                  ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


NOTE 7 - SUBSEQUENT EVENTS

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

OVERVIEW

ERHC is an independent oil and gas company and since 1996 has engaged in the exploration, development, production and sale of crude oil and natural gas properties. The Company's goal is to maximize its value through profitable growth in oil and gas reserves and production in the Gulf of Guinea off the coast of central West Africa and to acquire interests in non-producing oil and gas properties, particularly high potential international prospects in known oil and natural gas producing areas. The Company's current focus is to exploit its only assets, which are agreements with the Democratic Republic of Sao Tome and Principe ("DRSTP") concerning oil and gas exploration in Sao Tome, an island nation located in the Gulf of Guinea off the coast of central West Africa, and in a Joint Development Zone ("JDZ") between Sao Tome and the Federal Republic of Nigeria ("FRN"). The Company currently has no other operations.

RESULTS OF OPERATIONS

THREE AND NINE MONTH PERIODS ENDED JUNE 30, 2004 COMPARED TO JUNE 30, 2003

During the three and nine month periods ended June 30, 2004, the Company incurred a net loss of $879,377 and $2,581,939, respectively, compared to a net loss of $875,449 and $2,323,224, respectively, for the same periods a year ago. During February 2001, the Company negotiated a management services agreement with Chrome Oil Services Ltd. ("COS") whereby the Company would pay a monthly management fee of $68,000 for various services to be provided by COS inclusive of all general office expenses incurred. Total expense incurred under this management services agreement was $204,000 and $612,000, respectively, for each of the three and nine month periods ended June 30, 2004 and 2003. In addition, the Company's executive officers incurred direct travel and related expenses of approximately $120,000 and $319,000 during the three and nine months ended June 30, 2004, respectively. The comparable amounts for the three and nine month periods ended June 30, 2003 were approximately $150,000 and $303,000, respectively. During the three month period ended June 30, 2004, management of COS continued negotiations with officials of the FRN and DRSTP and made trips to the United States while managing the ongoing affairs of the Company. The Company anticipates travel related expenses to continue to be significant as the Company further develops its business interests.

During the three and nine month periods ended June 30, 2004 general and administrative expense increased by approximately $149,000 and $184,000, respectively, over the comparable amounts in 2003 because of higher JDA bid fees and expenses.

During the three and nine month periods ended June 30, 2004, interest expense increased by approximately $81,000 and $231,000, respectively, compared to the comparable periods in 2003. This increase was primarily due to $130,072 and $382,162, respectively, of amortization of the debt discount associated with the beneficial conversion on convertible debt, shareholder for the three and nine months ended June 30, 2004. The overall increase was also attributable to an increase of approximately $20,000 and $60,000, respectively, on shareholder debt because of increased borrowings under the $5,000,000 line of credit. This increase was offset by a decrease in interest expense on the convertible debt of approximately $69,000 and $220,000, respectively, during the three and nine month periods ended June 30, 2004 compared to the comparable periods in 2003 because of substantially lower average debt levels.

During the three and nine month periods ended June 30, 2004 other income increased by $163,796 as a result of receipt of net proceeds from an insurance claim in connection with the 2001 Derivative Settlement. There was no comparable amount in 2003.

During the three and nine month periods ended June 30, 2004 and 2003, respectively, the Company had no revenues from which cash flows could be generated to support operations and thus relied entirely on borrowings funded from its working capital lines of credit provided by Chrome Energy, LLC, the Company's majority shareholder ("Chrome").

GOING CONCERN

The Company's auditor issued a going concern opinion in connection with the audit of the Company's financial statements as of September 30, 2003. The Company's current liabilities exceed its current assets by $14,519,469 at June 30, 2004. For the nine months ended June 30, 2004, the Company's net loss was $2,581,939. The Company has incurred net losses of $3,153,882 and $4,084,210 in the fiscal years 2003 and 2002, respectively. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. The Company is in ongoing negotiations to raise general operating funds and funds for specific projects. Management will be required to, and expects to, raise additional capital through the issuance of debt securities and offerings of equity securities to fund the Company's operations, and will attempt to continue raising capital resources until such time as the Company generates revenues sufficient to maintain itself as a viable entity. However, there is no assurance that such financing will be obtained.

The Company's current focus is to exploit its only assets, which are agreements with the DRSTP concerning oil and gas exploration in Sao Tome and in the JDZ. The Company intends to explore forming relationships with other oil and gas companies having greater technical and financial resources to assist the Company in leveraging its interests in Sao Tome and the JDZ. Should circumstances impede the Company from perfecting its interests in the 2001 Agreement or the 2003 Option Agreement with DRSTP, the Company would have only nominal assets. Even if the Company perfects its interests in the 2001 Agreement and the 2003 Option Agreement, there is no certainty that a joint venture partner will be identified to develop the Company's interests. The Company currently has no other operations.

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

WORKING CAPITAL

As of June 30, 2004, the Company had negative working capital of $14,519,469 of which $2,060,724 relates to accrued interest and $723,035 relates to accrued officers salaries, both of which will most likely be settled by the issuance of shares of common stock of the Company. As of June 30, 2004, the Company had drawn the full amount available of $1,800,000 under one working capital line of credit and $3,231,940 had been advanced to the Company under another $5,000,000 working capital line credit with Chrome. As of August 6, 2004, the Company had borrowed approximately $3,799,000 under this working capital line of credit. This working capital line of credit is convertible into shares of Common Stock at a rate of $0.20 per share.

The Company intends to utilize any available sources of cash funds to provide for general corporate overhead and to pursue its interests under the 2001 Agreement and the 2003 Option Agreement.

SIGNIFICANT ACCOUNTING POLICIES

Impairment of Long Lived Assets

On a quarterly basis, the Company assesses impairment in value of long-lived assets and certain identifiable intangibles to be held and used. The Company evaluates the possibility of impairment by comparing anticipated undiscounted cash flows to the carrying amount of the related long-lived assets. If such cash flows are less than carrying value, the Company then reduces the asset to its fair value using an estimate of recoverability on a discounted cash flow basis. Various factors such as anticipated cash flows and proceeds from a sale or proceeds expected to be realized from third party participation in development opportunities are part of this analysis. Since the Company's only asset is its JDZ/EEZ Concession any change in the terms of these agreements may also impact the future recoverability of this asset. Future results could differ from the Company's projections with a resulting adjustment to income in such period. As of June 30, 2004 there have been no events or circumstances that would require an impairment of the Company's JDZ/EEZ Concession.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's current operations focus on exploiting its rights to participate in exploration and production activities in the territorial waters of Sao Tome (the "EEZ") and in the JDZ. The Company intends to explore forming relationships with other oil and gas companies with greater technical and financial resources to assist the Company in leveraging its interests. Should circumstances impede the Company from perfecting its interests in the 2001 Agreement or the 2003 Option Agreement, the Company would have only nominal assets. Even if the Company perfects its interests in the 2001 Agreement and the 2003 Option Agreement, there is no certainty that a joint venture partner will be identified to develop the Company's interests. The Company currently has no other operations. Currently we transact business almost exclusively in the United States. As a result, our financial statement results are unlikely to be affected significantly by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

The Company's only assets are agreements with DRSTP and the JDA which provide ERHC with rights to participate in exploration and production activities in the Gulf of Guinea off the coast of central West Africa. This geographic area of interest is controlled by foreign governments that have historically experienced volatility, which is out of management's control. The Company's ability to exploit its interests in the concession may be impacted by this circumstance.

Our interest expense is generally not sensitive to changes in the general level of interest rates in the United States because all of our indebtedness is at fixed rates.

We do not hold derivative financial or commodity instruments, nor do we engage in any foreign currency denominated transactions.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and the participation of the Company's management including the Chairman, Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days of the filing date of this Quarterly Report on Form 10-Q/A. Based on that evaluation, the Company's management, including the Chairman, CEO and CFO concluded that the Company's disclosure controls and procedures were effective. During the fourth quarter of 2004 the Company identified that it had not correctly considered the beneficial conversion feature imbedded within its convertible debt instruments and a material adjustment was required that affected its quarterly results of operations. Management has put in place appropriate controls to mitigate this event from occurring in future periods.

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

First Atlantic Bank, PLC v. Emeka Offer, ERHC d/b/a Chrome Energy Corporation, Chrome Oil Services, LTD., Chrome Energy LLC, Chrome Consortium, African Express Bank, PLC and Nimek Investments Limited . Eightieth Judicial District Court, Harris County, Texas, No. 2004-3202 (filed June 28, 2004). First Atlantic Bank has filed this action alleging with respect to ERHC that ERHC has violated certain federal securities rules. First Atlantic Bank is seeking from all defendants approximately $57.5 million in damages. The Company believes that the purpose of the lawsuit is to recover those damages from the defendants other than ERHC, believes that the claims against ERHC to be wholly without merit and intends to vigorously defend this lawsuit. In August 2004 the Company filed an answer denying all allegations of plaintiff's original petition and seeking dismissal of such original petition.

ITEM 2.  CHANGES IN SECURITIES

During April 2004, the Company received proceeds of $500,000 from third parties pursuant to Regulation S of the Securities Act of 1933, as amended ("Securities Act"), in stock subscription agreements for 1,131,940 shares of common stock at $0.44 per share including 1,131,940 warrants with an exercise price of $0.55 per share expiring in April 2008.

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

ENVIRONMENTAL REMEDIATION HOLDING CORPORATION


Name                                Title                      Date
----                                -----                      ----

/s/  Sir Emeka Offor                Chairman of Board          December 28, 2004
------------------------------
     Sir Emeka Offor


/s/  Ali Memon                      Chief Executive Officer    December 28, 2004
------------------------------      President and Director
     Ali Memon


/s/  Cosmas (Ike) Okpala            Chief Financial Officer    December 28, 2004
------------------------------
     Cosmas (Ike) Okpala