Form 10-K
period 2004-09-30
ENVIRONMENTAL REMEDIATION HOLDING CORP
filed 2004-12-29
CIK 799235

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2004

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

ENVIRONMENTAL REMEDIATION HOLDING CORPORATION
(Exact name of registrant as specified in its charter)

Commission file number: 000-17325

Colorado	88-0218499
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5444 Westheimer Road, Suite 1570, Houston, Texas	77056
(Address of Principal Executive Office)	(Zip Code)

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
Yes [X] No [  ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sales price of $0.44 per share on the “over the counter bulletin board” on March 31, 2004, was $147,382,954.

As of December 24, 2004 registrant had 604,911,656 shares of common stock, par value $0.0001 per share, outstanding.

PART III

PART IV

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

PART I

Item 1. Description of Business

Overview

ERHC is an independent oil and gas company (Exchange act reports are available at www.erhc.com). The Company was formed in 1986, as a Colorado corporation, and was engaged in a variety of businesses until 1996, when it began its current operations as an independent oil and gas company.  The Company’s goal is to maximize its value through exploration and exploitation of oil and gas reserves and production in the Gulf of Guinea offshore of central West Africa. The Company’s current focus is to exploit its only assets, which are rights to working interests in exploration acreage in the Joint Development Zone (“JDZ”) between the Democratic Republic of Sao Tome & Principe (“DRSTP”) and the Federal Republic of Nigeria (“FRN”) and in the exclusive territorial waters of Sao Tome (the “Exclusive Economic Zone” or “EEZ”).  The Company intends to explore forming relationships with other oil and gas companies with technical and financial capabilities to assist the Company in exploiting its assets in the EEZ and the JDZ. The Company currently has no other operations.

Corporate History; Former Operations

The Company acquired a lease in oil fields located in Wichita County, Texas, which was subsequently assigned to a former shareholder.  However, in connection with the lease in Wichita County, the Company may remain liable for certain plugging and abandonment costs, estimated to be approximately $485,000, which have been accrued as of September 30, 2004 and 2003.

Current Business Operations

In May 1997, the Company entered into an exclusive joint venture with the DRSTP (the “1997 Agreement”). In July 2002, the 1997 Agreement was replaced by a Memorandum of Agreement (the “2001 Agreement”) which was embodied in a Consent Award issued by the arbitrator as a result of the satisfaction of several conditions, including the ratification of a treaty between the FRN and the DRSTP. The 2001 Agreement gives the Company rights to participate in exploration and production activities in both the exclusive territorial waters of Sao Tome referred to as the EEZ and an area between Sao Tome and the FRN that the two nations have designated as a JDZ.

In April 2003, the Company and DRSTP entered into an Option Agreement (the “2003 Option Agreement”) in which the Company relinquished certain financial interests in the JDZ in exchange for exploration rights in the JDZ.  In April 2003, the Company additionally entered into an administration agreement with the Nigeria-Sao Tome and Principe Joint Development Authority (“JDA”).  The administration agreement is the formal agreement by the JDA that it will fully implement ERHC’s preferential rights to working interests in the JDZ acreage as set forth in the 2003 Option Agreement and describes certain procedures regarding the exercising of these rights.  However, ERHC retained under the 2001 Agreement the following rights to participate in exploration and production activities in the EEZ subject to certain restrictions:  (a) right to receive up to two blocks of ERHC’s choice, and (b) the option to acquire up to a 15% paid working interest in up to two blocks of ERHC’s choice in the EEZ.  The Company would be required to pay its proportionate share of the signature bonus and all other costs related to the exploration and exploitation of the blocks in the EEZ.

Under the 2003 Option Agreement, ERHC may exercise options to acquire fractional working interests in six (6) of the nine (9) blocks that have been announced by the JDA and will be available for bidding in the JDZ.  A block is an area designated as an individual unit for exploration or production of crude oil and natural gas. Additionally, the amount of signature bonus that is payable by ERHC to acquire these working interests is zero in four (4) blocks.  ERHC must pay its proportionate share of any signature bonuses in two (2) blocks.

On April 13, 2004, the Company submitted a letter to the JDA exercising its option rights in the JDZ. The options exercised by the Company were:

Option Pick-ERHC Choice	Working Interest Percentage	JDZ Block #	Signature Bonus Payable

1	15%	6	$0
2	15%	5	100% of 15% of the total Signature Bonus
3	20%	3	$0
4	30%	2	$0
5	25%	4	$0
6	20%	9	100% of 20% of the total Signature Bonus

Interpretation carried out by WesternGeco has enabled the identification of 56 prospective structures within Blocks 1 to 9 in the JDZ, of which 17 were defined as prospects and 39 as leads. WesternGeco used reservoir parameters similar to those known from nearby fields in Nigeria and Equatorial Guinea. Combined recoverable reserves potential of the 17 prospects was estimated by WesternGeco to be 14.4 billion barrels of oil. The scope of the WesternGeco report was to interpret and map seismic data, highlight prospectivity and calculate volumetrics. It did not include an attempt to comply with any SEC definition of reserves. The SEC permits oil and gas companies, in their filings with the United States Securities and Exchange Commission (“SEC”), to disclose only proved reserves that a company has demonstrated by actual production or conclusive formation tests to be economically and legally producible under existing economic conditions and operating conditions.

On April 26, 2004, the Company announced that, at meetings on April 23rd and 24th, 2004, the Joint Ministerial Council (“JMC”) of the JDZ acknowledged the Company’s option selections for award of interests pursuant to the exercise of rights under the April 7, 2003 Administration Agreement.

In August 2004, the Company entered into a Participation Agreement with Pioneer Natural Resources whereby the companies will jointly apply for rights in the production sharing contract for Block 2 of the JDZ.

In September 2004, the Company entered into a Participation Agreement with Noble Energy International, Ltd., a subsidiary of Noble Energy, Inc., whereby the companies will jointly apply for rights in the production sharing contract for Block 4 of the JDZ.

In December 2004, the Company entered into a Participation Agreement with Pioneer Natural Resources whereby the companies will jointly apply for rights in the production sharing contract for Block 3 of the JDZ.

The above is only a brief summary of the terms of the 2001 Agreement and the 2003 Option Agreement and such summary does not purport to be complete and is qualified in its entirety by reference to the text of the 2001 Agreement and the 2003 Option Agreement (any and all related documents), which have been filed by the Company and which are available on the SEC web site at www.sec.gov.

Government Regulation

In the event the Company begins activities relating to the exploration and exploitation of hydrocarbons, it will be required to make the necessary expenditures to comply with the applicable health and safety, environmental and other regulations.

Employees

The Company currently has three officers and support staff that provide services to the Company. The Company directly employs the President and Chief Executive Officer. The remaining two officers and support staff are provided pursuant to a management services agreement between the Company and Chrome Oil Services Ltd. (“COS”), a company affiliated with Chrome Energy, LLC (“Chrome”) and Sir Emeka Offor, the chairman of the board of directors of the Company. On December 23, 2004, the Company and COS cancelled, effective December 31, 2004, the management services agreement. Beginning on January 1, 2005, ERHC will be directly responsible for all costs and expenses of officers and staff, on the same or similar terms that each individual had with COS.

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

Geo-Political Risk

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

Limited Business Operations

The Company’s only assets are rights to working interests in exploration acreage in the JDZ and EEZ under agreements with the JDA and DRSTP.  The Company’s operations have been limited to sustaining and managing its rights under these agreements.

Concentration of Control

Chrome, which appointed the Company’s board of directors, beneficially owns approximately 36.58% of the outstanding common stock, including shares that Chrome may acquire upon the conversion of convertible debt and the exercise of warrants as of December 24, 2004.  As a result, Chrome has the ability to substantially influence, and may effectively control the outcome of corporate actions requiring stockholder approval, including the election of directors.  This concentration of ownership may have the effect of delaying or preventing a future change in control of the Company.

Stock Price Volatility

The market price of the Company’s common stock has experienced fluctuations that are unrelated to its operating performance. The market price of the common stock has been highly volatile over the last several years.  The Company can provide no assurance that its current price will be maintained.

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

Susceptibility to General Economic Conditions

The Company’s revenues and results of operations will be subject to fluctuations based upon the general economic conditions both in the United States and internationally.  If there were to be a general economic downturn or a recession in the oil and gas industry, the Company’s future revenues and the value of its oil and natural gas exploration concession could be materially adversely affected.  If there were to be a general economic downturn or a recession in the oil and gas industry, the Company’s ability to exploit its assets in the JDZ and EEZ could be materially adversely affected

Item 2. Description of Property

The Company’s office is located at 5444 Westheimer Road, Suite 1570, Houston, Texas 77056.  These premises are leased by COS and pursuant to a management services agreement, COS provides the space to the Company. This lease for approximately 1,900 sq. ft. of office space expires in February 2006. On December 23, 2004, the Company and COS cancelled, effective December 31, 2004, the management services agreement. On January 1, 2005, ERHC will assume this lease obligation pursuant to its terms.

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

Sam L. Bass, Jr. v. ERHC .  U.S. District Court, Western District of Louisiana, No. 6:99CV1668.  This case was commenced in 1999 by a former officer and director of the Company, asserting claims for past due salaries, penalty wages and attorney’s fees.  The plaintiff is seeking damages of approximately $1.2 million in damages.  The named plaintiff in the case has died and his widow and executrix, Sheila Bass, has substituted herself as plaintiff.  Trial dates have been postponed.   While the parties have not reached written settlement, the matter has been settled in principle and is expected to be finalized shortly.  Should written settlement not be reached, the matter will be returned to trial.

Charles Briley v. ERHC .  Fifteenth Judicial District Court, Lafayette Parish, Louisiana, No. 2002-2016 (filed April 18, 2002).  Charles Briley has filed this breach of contract action alleging that he is a former consultant to the Company, and that he is due unpaid consulting fees. He seeks recovery of approximately $30,000, plus 125,000 shares of restricted common stock.  Trial dates have been postponed.   While the parties have not reached written settlement, the matter has been settled in principle and is expected to be finalized shortly.  Should written settlement not be reached, the matter will be returned to trial.

George LeBlanc v. ERHC .  Fifteenth Judicial District Court, Lafayette Parish, Louisiana, No. 2002-2017 (filed April 18, 2002).  George LeBlanc, a former ERHC consultant, has filed this breach of contract action alleging that he is due unpaid consulting fees totaling $15,500, along with 125,000 shares of restricted common stock.  The case is in the discovery phase,  and trial is set to take place in February 2005.

Robert McKnight v. ERHC .  Fifteenth Judicial District Court, Lafayette Parish, Louisiana, No. 2002-2018 (filed April 18, 2002).  Robert McKnight, a former ERHC consultant, has filed this breach of contract action alleging that he is due unpaid consulting fees totaling $83,000, along with $8,619 in unpaid medical bills.  Trial dates have been postponed.   While the parties have not reached written settlement, the matter has been settled in principle and is expected to be finalized shortly.  Should written settlement not be reached, the matter will be returned to trial.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s common stock and Related Shareholder Matters

ERHC’s common stock is currently traded on the OTC Bulletin Board under the symbol “ERHC.”  The market for the Company’s common stock is sporadic and highly volatile.  The following table sets forth the closing sales price per share of the common stock for the past two fiscal years.  These prices reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

	High	Low
	(per share)
Fiscal Year 2003
First Quarter	$0.12	$0.07
Second Quarter	$0.19	$0.09
Third Quarter	$0.42	$0.14
Fourth Quarter	$0.39	$0.20

Fiscal Year 2004
First Quarter	$0.41	$0.28
Second Quarter	$0.44	$0.28
Third Quarter	$0.94	$0.42
Fourth Quarter	$0.70	$0.43

On December 24, 2004, the closing price of the common stock as reported on the “OTC Bulletin Board” was $0.48.  As of December 24, 2004, there were approximately 2,259 record owners of the common stock.  It is the Company’s present policy not to pay cash dividends and to retain future earnings to support growth.  Any payment of cash dividends in the future will be dependent upon the amount of funds legally available, the Company’s earnings, financial condition, capital requirements, and other factors that the board of directors may deem relevant.  The Company has not paid any dividends during the last two fiscal years and does not anticipate paying any cash dividends in the foreseeable future .

Recent Sales of Unregistered Securities

Set forth below is certain information concerning all issuances of securities by us during the fourth quarter ended September 30, 2004, that were not registered under the Securities Act and that have been previously reported.  All sales of the securities were made by our officers who received no commission or other remuneration for the solicitation of any person in connection with the respective sales of securities described.

In July 2004, 375,000 warrants were exercised on a cashless basis for 247,882 shares of common stock.

In August 2004, a total of 135,875 shares of common stock were issued to seven individuals at a purchase price of $0.47 per share in settlement of a lawsuit.

In August 2004, 250,000 shares were issued to one person at a purchase price of $0.59 per share.

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

Equity Compensation Plans

In November 2004, the board of directors authorized a 2004 Compensatory Stock Option Plan. The Company has set a record date and a special meeting of the stockholders of the Company to be held on February 4, 2005 to vote on the adoption of the stock option plan. No options have been issued pursuant to the stock option plan.

Item 6. Selected Financial Data

The selected financial data of the Company presented below as of September 30, 2004, has been derived from the audited financial statements of the Company.  The financial statements have been audited by Pannell Kerr Forster of Texas, P.C., an independent registered public accounting firm, and such financial information for the three years ended September 30, 2004 is included elsewhere in this Form 10-K. The data set forth below should be read in conjunction with the Company’s financial statements, related notes thereto and Management’s Discussion and Analysis of Financial Condition and Plan of Operations, contained elsewhere herein.

	Fiscal Years Ended September 30,
Statements of Operations Data	2004	2003	2002	2001	2000

Revenues	$—	$—	$—	$—	$—
Operating expenses	3,757,185	3,153,882	4,084,210	6,394,810	1,958,880
Other Income	163,797
Net loss	(3,593,388)	(3,153,882)	(4,084,210)	(6,394,810)	(1,958,880)
Net loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$—
Weighted average common stock outstanding	591,381,288	566,566,330	542,680,423	516,136,369	493,581,196

Balance Sheet Data (as of September 30,)

DRSTP Concession fee	$5,679,000	$5,679,000	$5,630,000	5,550,000	$5,000
Total assets	5,728,556	5,735,744	5,672,064	5,631,952	6,180,912
Total liabilities	14,757,208	16,283,506	17,739,198	17,436,065	13,440,215
Shareholders’ deficit	(9,028,652)	(10,547,762)	(12,067,134)	(11,804,113)	(7,259,303)

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

Overview

The Company’s current focus is to exploit its only assets, which are rights to working interests in exploration acreage in the JDZ and the EEZ.  The Company has entered into Participation Agreements with Pioneer Natural Resources with respect to Blocks 2 and 3 and Noble Energy with respect to Block 4 to jointly evaluate and apply for interests in production sharing contracts in these JDZ Blocks. The technical and operational expertise in conducting exploration operations will be provided by the Company’s co-ventures. On December 15, 2004, pursuant to these Participation Agreements, ERHC and its respective co-ventures submitted bids on Blocks 2, 3 and 4 in the JDZ.

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

Concentration of risks

The Company primarily transacts its business with two financial institutions. From time to time the amount on deposit in either one of these institutions may exceed the $100,000 federally insured limit.  The balances are maintained in demand accounts to minimize risk.

The Company’s current focus is to exploit its only assets, which are agreements with the DRSTP concerning oil and gas exploration in EEZ and with the JDA concerning oil and gas exploration in the JDZ.  The Company intends to explore forming relationships with other oil and gas companies with the technical and financial capabilities to assist the Company in leveraging its interests in the EEZ and the JDZ. Should circumstances impede the Company from perfecting its interests in the 2001 Agreement with DRSTP, or the 2003 Option Agreement the Company’s business would be materially affected. Should the Company perfect its interests in the 2001 Agreement and the 2003 Option Agreement, there is no certainty that the Company will be able to obtain sufficient financial and other resources to develop its interests.  The Company currently has no other operations.

Stock-based compensation

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 - “Accounting for Stock Based Compensation.” Under SFAS No. 123, we are permitted to either record expenses for stock options and other employee compensation plans based on their fair value at the date of grant or to continue to apply our current accounting policy under Accounting Principles Board, (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees,” and recognize compensation expense, if any, based on the intrinsic value of the equity instrument at the measurement date. In December of 2002, the FASB issued SFAS No. 148, “Accounting for Stock- Based Compensation - Transition and Disclosure - An Amendment to FASB Statement No. 123” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company elected to not change to the fair value based method of accounting for stock based compensation. Additionally, the statement amended disclosure requirements of SFAS No. 123 to require more prominent disclosure in both annual and interim financial statements. We elected to continue following APB No. 25 and, when required, provide the pro forma provisions of SFAS No. 123.

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

New accounting pronouncements

On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS  No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for public entities in the first interim or annual reporting period beginning after June 15, 2005. The Company has not yet assessed the impact of adopting this new standard.

Results of Operations

Year ended September 30, 2004 Compared to Year Ended September 30, 2003

During the year ended September 30, 2004, the Company incurred a net loss of $3,593,388, compared to a net loss of $3,153,882 for the year ended September 30, 2003.  A significant portion of the increase in net loss for the year ended September 30, 2004 was attributable to a $463,000 increase in interest expense related primarily to the amortization of the debt discount which was recorded due to the beneficial conversion feature attributable to borrowings on the Chrome line of credit during the year ended September 30, 2004 and the recording of $308,000 in compensation expense for options granted to an employee during the year ended September 30, 2004. This corresponding increase in expense was offset by a decrease of approximately $167,000 of various expenses incurred in carrying out the ongoing activities of the Company, of which no one single amount was deemed to be significant. Also during the year ended September 30, 2004 other income increased by $163,796 as a result of receipt of net proceeds from an insurance claim in connection with the 2001 Derivative Settlement.  There was no comparable amount in 2003.

During February 2001, the Company negotiated a management services agreement by and between COS and the Company whereby the Company would pay a monthly management fee of $68,000 for various services to be provided by COS inclusive of all general office expenses. Total expenses incurred under this management services agreement were $816,000 for each of the years ended September 30, 2004 and 2003. The Company’s executive officers incurred significant travel expenses of approximately $418,000 and $434,000 for the years ended September 30, 2004 and 2003, respectively, as they continued negotiations with officials of the FRN and DRSTP as well as numerous trips to the United States from Nigeria by several Chrome executives while managing the ongoing affairs of the Company.  The Company anticipates travel related expenses to continue to be significant as the Company further develops its business interests.  The net loss per common share was $0.01, basic and diluted, for the year ended September 30, 2004 compared to a net loss per common share of $0.01, basic and diluted, for the year ended September 30, 2003.

During 2004 and 2003, the Company had no revenues from which cash flows could be generated to support operations and thus relied on borrowings funded from its line of credit provided by Chrome as well as the sale of common stock.

Year ended September 30, 2003 Compared to Year Ended September 30, 2002

During the year ended September 30, 2003, the Company incurred a net loss of $3,153,882, compared to a net loss of $4,084,210 for the year ended September 30, 2002.  A significant portion of the decrease in net loss for the year ended September 30, 2003 was attributable to a $693,000 decrease in financial consulting expense in 2003.  During 2002 three consultants received $680,000 to assist the Company with general fund raising efforts of which there was no such expense incurred during fiscal year 2003.  Corporate legal expenses decreased during 2003 by approximately $78,000 due to the corporate structure being put into place during 2002. Additionally, accounting expenses decreased during 2003 by $91,000 due to less corporate tax consultation required.  Overall business travel expense decreased by approximately $105,000 due to fewer trips required in 2003 compared to 2002 as the agreements with the DRSTP are now in place so involvement by Chrome executives during 2003 and the corresponding travel from Nigeria to the United States was not as frequent.  These decreases in expense during 2003 were offset by approximately $37,000 of various expenses incurred in carrying out the ongoing activities of the Company, of which no one single amount was deemed to be significant.

Total expenses incurred under the management services agreement were $816,000 for each of the years ended September 30, 2003 and 2002. The Company’s executive officers incurred significant travel expenses of approximately $434,000 and $407,000 for the years ended September 30, 2003 and 2002, respectively, as they continued negotiations with officials of the FRN and DRSTP as well as numerous trips to the United States from Nigeria by several Chrome executives while managing the ongoing affairs of the Company.  The Company anticipates travel related expenses to continue to be significant as the Company further develops its business interests.  The net loss per common share was $0.01, basic and diluted, for the year ended September 30, 2003 compared to a net loss per common share of $0.01, basic and diluted, for the year ended September 30, 2002.

During 2003 and 2002, the Company had no revenues from which cash flows could be generated to support operations and thus relied on borrowings funded from its line of credit provided by Chrome as well as the sale of common stock.

Liquidity and Capital Resources

As of September 30, 2004, the Company had negative working capital of $5,334,588 of which $2,322,106 relates to accrued interest and $723,035 relates to accrued officers salaries, both of which will most likely be settled by the issuance of shares of common stock of the Company.  As of September 30, 2004, the Company had two lines of credit, both with Chrome, a $1,800,000 line of credit which was drawn down for the full amount and a $5,000,000 line of credit of which $3,962,761 had been advanced to the Company.  However, as discussed below, the Company is currently in the process of restructuring all the convertible debt with Chrome and the new arrangement will provide a $2,500,000 line of credit. The Company expects to utilize this line of credit in order to sustain minimum operations relative to continuing to develop and promote its interest in the Golf of Guinea offshore West Africa.

Historically, the Company has financed its operations from the sale of debt and equity securities (including the issuance of its securities in exchange for goods and services) and from advances from bank and other debt agreements.  There has been no cash flows generated from operations in the past two years. In the fiscal year ended September 2004, the Company raised additional capital of $975,000 from the sales of its common stock and $752,607 from borrowings under its Chrome line of credit.

Management will be required to, and expects to, raise additional capital through the sale of common stock and from various debt financing arrangements, and will attempt to continue raising capital resources until such time as the Company generates revenues sufficient to maintain itself as a viable entity.  However, there is no assurance that such financing will be obtained.

The Company presently intends to utilize any available sources of funds to provide for general corporate overhead and to continue to pursue its interests in Sao Tome and the JDZ/EEZ.

Debt Financing Arrangements

As of September 30, 2004, $11,024,774 of convertible debt of the Company is outstanding (of which $9,398,741 is owed to Chrome) with maturity dates ranging from demand to February 15, 2005, bearing interest at rates ranging from 5.5% to 20%, and convertible at $0.20 per share. The total convertible debt includes the Company’s two lines of credit. The first is a 10% working line of credit in the amount of $1,800,000, all of which is outstanding. The $1,800,000 line of credit matured September 2004, but was extended until January 2005. The second is a $5,000,000 senior convertible promissory note bearing interest at a rate of 10% per annum, maturing in February 2004.  In February 2004, the Company extended the maturity on the $5,000,000 line of credit to February 15, 2005 under similar terms.  As of September 30, 2004, $3,962,761 is outstanding under this line of credit. Additionally, interest accrued and unpaid on these notes as of September 30, 2004 is $2,192,182, of which $2,126,265 is owed to Chrome.  At the option of the noteholders, unpaid interest can be converted into common stock of the Company.

The Company has agreed to restructure all Chrome debt, including the lines of credit. As of December 24, 2004, Chrome has agreed to cancel all outstanding debt (the “Old Notes”) in exchange for a new 12% note with a principal amount of $10,134,084, convertible at the option of the Company at $0.175 per share, and expiring on January 31, 2007. Chrome also agreed to provide the Company with a new 10% working capital loan in the amount of $2,500,000 which expires in January 2007 and is convertible at the option of the Company at $0.175 per share. In exchange for the cancellation and exchange of the Old Notes and the new working capital line of credit, the Company agreed to issue Chrome 14,023,352 shares of common stock, 12,465,202 issued immediately, 623,260 shares issued on the advance of $1,000,000 and the remainder issued throughout the term of the working capital loan. In addition ERHC issued 12,308,359 share of common stock to satisfy current interest accrued but not paid of $2,493,040. Furthermore, as of December 24, 2004, ERHC has received agreements from the nonaffiliated noteholders to convert $1,678,999 of convertible debt and accrued interest into 8,386,584 shares of common stock. As of December 24, 2004, the Company has $33,513 of nonaffiliated convertible debt and $7,158 of accrued but unpaid interest outstanding.

Contractual Obligations and Commercial Commitments

The following table provides information at September 30, 2004, about our contractual obligations and commercial commitments. The table presents contractual obligation by due dates and related contractual commitments by expiration dates.

Contractual Obligations	Total	Less than 1 year	1 - 3 Years	4 - 5 Years	After 5 Years

Convertible debt (1)	$1,626,033	$1,626,033	$—	$—	$—
Convertible debt, related party (1)	9,398,741	—	9,398,741	—	—
Non convertible debt, related party (1)	403,644	—	403,644	—	—
COS management agreement (2)	204,000	204,000	—	—	—

Total	$11,632,418	$1,830,033	$9,802,385	$—	$—
_____________
(1)	See Note 4 to the Financial Statements in this Annual Report on Form 10K. the convertible debt related party has been classified as long term due to the restructuring of such debt during December 2004.
(2)	See Note 9 to the Financial Statements in this Annual Report on Form 10K.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

The Company’s current focus is to exploit its only assets, which are rights to working interests in the JDZ and EEZ under agreements with the JDA and DRSTP.  The Company intends to form relationships with other oil and gas companies with technical and financial capabilities to assist the Company in leveraging its interests in the EEZ and the JDZ. Should circumstances impede the Company from perfecting its interests in the 2001 Agreement with DRSTP or the 2003 Option Agreement, the Company would cease to exist. Should the Company perfect its interests in the 2001 Agreement and the 2003 Option Agreement, there is no certainty that the Company will be able to obtain sufficient financial and other resources to develop its interests.  The Company currently has no other operations.

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

Item 8. Financial Statements and Supplementary Data

See Index to Financial Statements and Schedule at page F-1.  The financial statements with the report of the independent registered public accounting firm are included on pages F-2 through F-18 of this document.  Financial statement schedules other than those included herein have been omitted because the required information is contained in the financial statements or related notes, or such information is not applicable.

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

Item 9B.

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

The following are directors and executive officers of the Company as of September 30, 2004:

Name	Age	Position	Member/Position Since

Sir Emeka Offor	45	Chairman of the Board	February 2001
Ali Memon	46	Chief Executive Officer, President and Director	August 2004
Nicolae Luca	45	Director	February 2001
Cosmas (Ike) Okpala	40	Chief Financial Officer	June 2004
Peter C. Ntephe	37	Secretary	February 2001

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

Ali Memon assumed the position of President and Chief Executive Officer and Director on August 1, 2004. Mr. Memon brings 24 years of international oil and gas experience gained through various roles at Marathon Oil Company. Mr. Memon started his oil industry career in 1979 with Marathon Oil in the United Kingdom where he worked on the development and financing of North Sea projects. After moving to Houston in 1992, he led many successful negotiations in support of international oil and gas exploration and production projects in West and North Africa, North America, Australia and the Far East. More recently, as a Director of Business Development, a position he held until he left Marathon in 2003, he was responsible in a leadership role for the screening, evaluation, and development of global business. Before joining ERHC, Mr. Memon's last employment was Vice President, International Business Development, with Dolphin Offshore. Mr. Memon holds a Bachelors of Science (with Honors) degree in Electrical and Electronics Engineering from the University of London where he also completed postgraduate studies in Petroleum Engineering. He is also a Fellow of the Institute of Chartered Accountants in England and Wales.

Nicolae Luca has served as a director since February 2001.  Since April 1998, Mr. Luca has also served as the technical director for COS Mr. Luca has a bachelor of science in mechanical engineering.

Cosmas (Ike) Okpala   assumed the position of Chief Financial Officer on June 3, 2004.  Mr. Okpala has served as Senior Manager/Head of the Investment Banking Division of African Express Bank, Nigeria since February, 2003. From April 2001 to February 2003, Mr. Okpala served as General Manager/Chief Operating Officer of First Capital Garanti Limited. Mr. Okpala had previously spent 11 years in various financial positions with banks and private institutions. Mr. Okpala holds three degrees including a Masters of Business Administration from the University of Nigeria, a Masters of Banking & Finance from FINAFRICA, Italy and a Bachelor of Science in Business Administration from California State University, U.S.A. Mr. Okpala spends a substantial amount of his working time on ERHC company business.

Peter C. Ntephe has served as secretary of ERHC since February 2001.  Since June 1999, Mr. Ntephe has served as the senior special assistant to the chairman of the Nigerian Senate committee on judicial and legal matters.  Between 1987 and May 1999, Mr. Ntephe was a partner of Ntephe, Smith and Wills, a Lagos-based law firm.  Mr. Ntephe spends approximately 10% of his working time on ERHC company business.

All officers serve at the discretion of the board of directors.  There are no family relationships between or among any executive officers and directors.

The Company entered into a management services agreement with COS in February 2001.  Pursuant to that agreement, COS provides the Company with management and business development services, in addition to making available specialized services in the areas of refinery maintenance, engineering design, and upstream oil industry services.  COS provides the Company with such services for a management fee of $68,000 per month. Messrs. Okpala, and Ntephe are consultants to COS and receive fees and overhead expense reimbursement from COS, not from the Company. Expenses not covered under the management services agreement are borne by the Company. Total management fees incurred during each of the years ended September 30, 2004 and September 30, 2003 were $816,000. The Company’s executive officers incurred significant direct expense for travel and related expenses of approximately $418,000 and $434,000 during the years ended September 30, 2004 and 2003, respectively, which were reimbursed by the Company to COS or directly to the officers.  At September 30, 2004 and 2003, accounts payable and other accrued liabilities included $3,231 and $8,690 respectively owed to one officer for direct travel expenses.  In addition to the management services agreement, the Company has an employment agreement with Mr. Memon. On December 23, 2004, the Company and COS cancelled, effective December 31, 2004, the management services agreement. Beginning on January 1, 2005, ERHC will make arrangements to assume and provide directly or indirectly all services currently being provided under such management services agreement.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own beneficially more than ten percent (10%) of the common stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission.  Based solely on the reports received and the representations of the reporting person, the Company believes that these persons have complied with all applicable filing requirements except for Sir Emeka Offer and Chrome, each of whom did not timely file a Form 4 reporting a transaction; both Sir Emeka Offer and Chrome have since filed a Form 5 reporting such transaction. Ali Memon did not timely file a Form 4 reporting the grant of options. Mr. Memon has subsequently filed a Form 5.

Code of Ethics for the CEO, CFO and Senior Financial Officers

In December 2003, in accordance with SEC Rules, the Audit Committee and the Board adopted the CEO, CFO and Senior Financial Officers Code of Ethical Conduct.  The Board believes that these individuals must set an exemplary standard of conduct, particularly in the areas of accounting, internal accounting control, auditing and finance.  This code sets forth ethical standards the designated officers must adhere to and other aspects of accounting, auditing and financial compliance.  We intend to make the Code of Ethics for the CEO, CFO and Senior Financial Officers available on the Company’s website at http://www.erhc.com.

Audit Committee Matters

The Company’s Audit Committee is comprised of all three members of the Board of Directors: Sir Emeka Offor, Ali Memon and Nicolae Luca.  The Audit Committee is responsible for, among other things, overseeing the Company’s accounting and financial reporting processes and audits of the Company’s financial statements.  There are currently no members of the Audit Committee who qualify as an “audit committee financial expert.”  There are currently no members of the Audit Committee who are “independent” as defined in federal securities laws.  The Company intends to add additional members to the Board of Directors and the Audit Committee who would qualify as a financial expert and as independent.  However, the Company cannot assure whether or when it will succeed in recruiting an acceptable director.

Item 11. Executive Compensation

The following table sets forth certain information regarding compensation paid by the Company to its chief executive officer and other executive officers who received total annual salary and bonus that exceeded $100,000 during the periods involved.

Summary Compensation Table

				Long-term Compensation Awards
Name and Principal Positions	Fiscal Year	Annual Compensation Salary ($)	Bonus ($)	Restricted Stock Awards(s) ($)	Securities Underlying Options/SARs

Ali Memon	2004	25,000(1)	—	—	3,000,000(2)
Chief Executive Officer

Chude Mba	2004	70,000(3)(4)	—	—	—
Chief Executive Officer	2003	84,000(4)	—	—	—
	2002	84,000(4)	—	—	—

___________
(1)	Ali Memon joined the Company in August 2004. The amount includes all compensation since August 2004.

(2)	Pursuant to Mr. Memom's employment agreement, Mr. Memon was awarded an option to purchase up to 3,000,000 shares of the Company stock; 1,000,000 options vested on September 1, 2004, the remaining vest equally on September 1, 2005 and September 1, 2006.

(3)	Represents compensation paid to Mr. Mba from October 1, 2003, until his resignation on July 31, 2004.

(4)	The Company pays a management services fee of $68,000 per month to COS, a component of which is an amount representing compensation to this officer for services provided under the management services agreement.

Option Grants in Fiscal 2004, 2003 and 2002

The following table sets forth information concerning individual grants of options made during the fiscal year ended September 30, 2004, to our named executive officers. No stock appreciation rights were issued during the fiscal year.

	Individual Grants					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Options Term (1)
Name(a)	Number of Securities Underlying Option/SARs Granted (#)(b)	Percent Of Total Options/SARs Granted to Employees In Fiscal Year (c)	Exercise Of Base Price ($/Sh) (d)	Market Price at Date of Grant	Expiration Date(e)	5%(f)	10%(g)	0%

Ali Memon	3,000,000 (2)	100%	$0.30	$0.555	(3)	$929,862	$1,120,037	$765,000

___________
(1)	These columns show the hypothetical monetary gains of the options granted based on assumed annual compound stock price appreciation rates of 5%, 10% and 0% over the full four year term of the option. The 5%, 10% and 0% assumed rates are specified in the rules of the SEC and do not represent the Company’s estimated or projected future price of the Company’s stock.

(2)	1,000,000 shares vested on September 1, 2004, the remaining 2,000,000 shares will vest equally on August 1, 2005 and August 1, 2006.

(3)	Upon the earlier of the termination of Mr. Memon’s employment agreement or August 1, 2007.

Aggregated Option Exercises in 2004, 2003 and 2002 and Year-End Option Values

The following table sets forth information concerning options exercised during the fiscal year ended September 30, 2004 and option holdings as of September 30, 2004, with respect to our named executive officers. No stock appreciation rights were issued during the fiscal year.

Aggregated Option Exercises in 2004
and Year-End Option Values

Name(a)	Shares Acquired on Exercise (#)(b)	Value Realized ($)(c)	Number of Unexercised Options at FY-end(d)		Value of Unexercised in-the-Money Options (1)(e)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Ali Memon Chief Executive Officer	—	—	1,000,000	2,000,000	$140,000	$280,000

__________
(1)	The values of the unexercised options above are based on the difference between the exercise price of the options and the fair marketed value of our common stock at the end of the fiscal year ended September 30, 2004, which was $0.44 per share.

Compensation of Directors

Directors do not receive any compensation for attending meetings.

Employment Contracts

The Company entered into an employment agreement, effective August 1, 2004, with Ali Memon, the Chief Executive Officer. The employment agreement expires on August 1, 2007, unless terminated earlier by the parties in accordance with the terms of the contract. Pursuant to the employment agreement, Mr. Memon is provided a base salary of $150,000 per year, payable monthly. Further, the employment agreement granted Mr. Memon a stock option to purchase up to 3,000,000 shares of the Company common stock at $0.30 per share, 1,000,000 shares vested on September 1, 2004, and the remaining 2,000,000 shares vest equally on August 1, 2005 and August 1, 2006. The option shall expire upon the earlier of the termination of Mr. Memon’s employment agreement or August 1, 2007.

Long Term Incentive Plan Awards and Benefit Plans

No executive officer received any long term incentive plan awards during the fiscal year ended September 30, 2004.  The Company has not established any defined plan or actuarial plan under which benefits are provided to its executive officers.

Securities Authorized for Issuance Under Equity Compensation Plans

In November 2004, the board of directors authorized a 2004 Compensatory Stock Option Plan. The Company has set a record date and a special meeting of the stockholders of the Company to be held on February 4, 2005 to vote on the adoption of the stock option plan. No options have been issued pursuant to the stock option plan.

Compensation Committee Interlocks Insider Participation

As the Company does not maintain a Compensation Committee, the Board of Directors comprised of Sir Emeka Offer, Chude Mba (from October 1, 2003 until his resignation in July 2004), Ali Memon (since his appointment in August 2004) and Nicolae Luca served as the Compensation Committee during the fiscal year ended September 30, 2004. Mr. Mba was the chief executive officer and president of the Company until July 2004. As of August 2004, Mr. Memon is the chief executive officer and president of the Company. None of the Company’s executive officers or Board members has served on a compensation committee for any other company.  No other officer or employee of the Company has participated in deliberations with the Board of Directors concerning executive officer compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table and notes thereto set forth certain information regarding beneficial ownership of the common stock as of December 24, 2004 by (i) each person known by the Company to beneficially own more than five percent of the common stock, (ii) each director (iii) each named executive officer and (iv) all directors and officers of the Company as a group.

Name and Address	Shares of common stock Beneficially Owned		Percentage of Voting Power (2)

Sir Emeka Offor	232,963,471	(1)	34.98%	(2)
Nicolae Luca	—		—
Ali Memon	1,000,000	(3)	*%
Chude Mba	10,000,000		1.57%	(6)
Chrome Energy, LLC	232,963,471	(1)	36.5%	(2)
First Atlantic Bank	60,641,821	(4)	9.56%
All executive officers and directors as a group (4 persons)	234,621,597		36.64%	(5)

* Less than 1%.

The address of each beneficial owner, except First Atlantic Bank, is c/o Environmental Remediation Holding Corporation, 5444 Westheimer Road, Suite 1570, Houston, Texas 77056.

Beneficial ownership is determined in accordance with rules of the SEC and generally includes voting or dispositive power with respect to such shares.

(1)  COS is the sole member of Chrome.  Sir Emeka Offor is the sole manager of Chrome and the sole shareholder and director of COS.  As of December 24, 2004, Chrome owns 229,528,581 shares of the Company stock, the right to 934,890 additional shares upon funding an additional $1,500,000, and warrants to purchase 2,500,000 shares of the Company’s common stock, of which 1,500,000 expire on October 29, 2008 and have a $0.40 per share exercise price, and 1,000,000 expire in April 2009 and have a $0.25 per share exercise price. The common stock and warrants combined total of 232,963,471 shares and does not reflect the number of shares attributable to a December 2004 executed 12% convertible promissory note in favor of Chrome for $10,134,084 or a December 2004 executed 10% working capital line of credit of $2,500,000, both of which are convertible into common stock at the sole discretion of the Company at a conversion rate of $0.175 per share.

(2)  Shares beneficially owned and percentage of ownership is based on 635,992,272 shares of common stock outstanding as of December 24, 2004, an immediately exercisable warrants held by Chrome for 2,500,000 and and Chrome’s right to 934,890 additional shares upon funding an additional $1,500,000.

(3)  Includes an option for 1,000,000 shares immediately exercisable by Mr. Memon.

(4)  Shares beneficially owned and percentage of ownership is based on 634,141,233 shares of common stock outstanding as of December 24, 2004, 1,500,000 an immediately exercisable warrants held by Chrome, Chrome’s right to 934,890 additional shares upon funding an additional $1,500,000, and Mr. Memon’s immediately exercisable option for 1,000,000 shares of common stock.

(5)  These shares are owned by affiliates of First Atlantic Bank, and it is the understanding of the Company that such shares are beneficially owned by First Atlantic Bank. First Atlantic Bank’s address is c/o John b. Geddie of Siegnyrl, Oshman and Geddie, Allen Parkway, Houston Texas 77019.

(6)  Shares beneficially owned and percentage of ownership is based on 634,141,233 shares of common stock outstanding as of December 24, 2004 and Mr. Memon’s immediately exercisable option for 1,000,000 shares of common stock.

Item 13. Certain Relationships and Related Transactions

As more fully described in Item 10 above, the Company entered into a management services agreement with COS. COS is the parent company of Chrome, the Company’s largest shareholder.  Sir Emeka Offor, the chairman of the board of directors, is the sole director and shareholder of COS.  As such, COS is an affiliate of Sir Emeka Offor and Chrome. On December 23, 2004, the Company and COS cancelled, effective December 31, 2004, the management services agreement.

In February 2001, Chrome purchased from Talisman Capital Opportunity Fund Ltd. (“Talisman”) and TC Hydro Carbon, Inc. (“T.C. Hydro Carbon”) 377,244,385 shares of common stock, convertible notes totaling $5,250,000 and warrants for the rights to purchase up to 2,545,000 shares at various exercise prices and expiration dates for a total of $6,000,000 in cash. In addition, Chrome acquired convertible notes from other various third party lenders. In connection with acquisition of the Talisman, TC Hydro Carbon and other notes, the Company and Chrome amended and restated the convertible notes so that as of February 2001 Chrome held the following notes: 10% Convertible Promissory Note with a principal amount of $1,800,000; 8% Convertible Promissory Note with a principal amount of $2,200,000; Amended and Restated Convertible Note with a principal amount of $804,313; and an Amended and Restated Convertible Note with a principal balance of $631,667 (the “Acquired Notes”). In addition to the Acquired Notes, Chrome made available a new working capital line of credit in the amount of $5,000,000 dollars, of which, as of November 18, 2004, the Company has borrowed approximately $4,294,461, and a note with a principal amount of $403,644 (collectively with the Acquired Notes, the “Old Notes”). The Old Notes were each convertible at $0.20 per share, except for the note with a principal amount of $403,644 which is nonconvertible.

On October 15, 2002, a warrant for 45,000 shares of common stock, which Chrome previously purchased from Talisman or T.C. Hydro Carbon, expired.

In December 2004, the Company restructured all the Old Notes. Pursuant to such debt restructure, Chrome agreed to cancel all the Old Notes in exchange for a new 12% note with a principal amount of $10,134,084, convertible at the option of the Company at $0.175 per share, and expiring on January 31, 2007. Chrome also provided the Company with a new 10% working capital line of credit in the amount of $2,500,000, which expires on January 31, 2007 and is convertible at the option of the Company at $0.175 per share. In exchange for the cancellation and exchange of the Old Notes and the new working capital line of credit, the Company agreed to issue Chrome 14,023,352 shares of common stock; 12,465,202 issued immediately and the remainder issued throughout the term of the working capital loan. On December 23, 2004, ERHC authorized the issuance of 623,260 shares in connection with first advance of $1,000,000 on the $2,500,000 working capital loan. In additiona, ERHC issued 12,308,359 shares of common stock to satisfy current interval accrued but not paid of $2,493,040.

Item 14. Principal Accounting Fees and Services

Aggregate fees for professional services rendered by Pannell Kerr Forster of Texas P.C. (“PKF”) for the fiscal year ended September 30, 2004 and September 30, 2003, were as follows:

	2004	2003

Audit fee	$47,290	$43,463
Audit-related fees	$0	$1,888
Tax fees	$4,482	$4,754
All other fees	$4,275	$41,111

Audit fees for the fiscal years ended September 30, 2004 and 2003 represent the aggregate fees billed for professional services rendered by PKF for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-related fees for the fiscal years ended September 30, 2004 and 2003 represent the aggregate fees billed for assurance and related services by PKF that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Audit Fees.

Tax-related fees for the fiscal year ended September 30, 2004 and 2003 represent the aggregate fees billed for professional services rendered by PKF for tax compliance, tax advice, and tax planning.

All other fees for the fiscal year ended September 30, 2004 and 2003, represents the aggregate fees billed for products and services provided by PKF, other than the services reported in the other categories.  All other fees generally relate to tax fees assessed for corporate tax restructuring and other general corporate tax related matters.

Audit Committee Pre-Approval Policies and Procedures

A representative of the independent registered public accounting firm normally attends each meeting of the Audit Committee.  The Audit Committee on an annual basis reviews audit and non-audit services performed by the independent auditor.  All audit and non-audit services are pre-approved by the Audit Committee, which considers, among other things, the possible effect of the performance of such services on the auditors’ independence.  The Audit Committee has considered the role of PKF in providing services to us for the fiscal year ended September 30, 2004 and has concluded that such services are compatible with PKF’s independence as the Company’s auditors.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Financial Statements and Schedules:
1.	Financial Statements: See Index to Financial Statements immediately following the signature pages of this report.
2.	Financial Statement Schedule: See Index to Financial Statements immediately following the signature pages of this report.
3.	The following documents are filed as exhibits to this report:

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT
Exhibit 3.1*	Articles of Incorporation
Exhibit 3.2*	Bylaws
Exhibit 4.1*	Specimen Common Stock Certificate.
Exhibit 4.2*	Form of Amended and Restated 12% Convertible Promissory Note, dated effective January 2001.
Exhibit 4.3*	Form of Amended and Restated 5.5% Convertible Promissory Note, dated effective January 2001.
Exhibit 4.4*	20% Convertible Promissory Note, dated January 31, 2001, in favor of Chrome.
Exhibit 4.5*	Term Loan Agreement, dated February 15, 2001, by and between Chrome and ERHC.
Exhibit 4.6*	Senior Secured 10% Exchangeable 10% Convertible Promissory Note, dated January 31, 2001, in favor of Chrome.
Exhibit 4.7*	Form of Warrant entitling Chrome to purchase common stock of the Company, exercise price of $0.40 per share.
Exhibit 10.1*
Option Agreement, dated April 7, 2003, by and between the Company and the Democratic Republic of Sao Tome and Principe (incorporated herein by reference to Exhibit 10.1 of Form 8-K filed April 2, 2003)

Exhibit 10.2*	Management and Administrative Services Agreement by and between Chrome Oil Services, Ltd. and the Company. (Incorporated by reference to Form 10-KSB filed September 24, 2001).
Exhibit 10.3*	Letter Agreement, dated November 29, 2004, by and between the Company and Chrome (incorporated herein by reference to Exhibit 10.1 of Form 8-K filed December 29, 2004).
Exhibit 10.4*	Promissory Note, dated December 15, 2004, made by the Company in favor of Chrome (incorporated herein by reference to Exhibit 10.2 of Form 8-K filed December 29, 2004).
Exhibit 10.5*	Promissory Note, dated December 15, 2004, made by the Company in favor of Chrome (incorporated herein by reference to Exhibit 10.3 of Form 8-K filed December 29, 2004).
Exhibit 10.6	Employment Agreement with Ali Memon.
Exhibit 10.7*	Audit committee charter
Exhibit 31.1	Certification Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.3	Certification Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.3	Certification Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Form 8-K Filings
Current Report on Form 8-K dated December 28, 2004, reporting Item 1 and Item 5.

* Previously filed

SIGNATURES

In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

By:	/s/ Ali Memon

Ali Memon Chief Executive Officer and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sir Emeka Offor	Chairman of the Board	December 28, 2004
Sir Emeka Offor

/s/ Ali Memon	Chief Executive Officer,	December 28, 2004
Ali Memon	President and Director

/s/ Nicolae Luca	Director	December 28, 2004
Nicolae Luca

/s/ Cosmas (Ike) Okpala	Chief Financial Officer (Principal	December 28, 2004
Cosmas (Ike) Okpala	Accounting Officer)

/s/ Peter C. Ntephe	Secretary	December 28, 2004
Peter C. Ntephe

ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

INDEX TO FINANCIAL STATEMENTS
PAGE

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements:

Balance Sheets as of September 30, 2004 and 2003	F-3

Statements of Operations for the Years Ended September 30, 2004, 2003 and 2002	F-4

Statements of Shareholders’ Equity (Deficit) for the Years Ended September 30, 2004, 2003 and 2002	F-5

Statements of Cash Flows for the Years Ended September 30, 2004, 2003 and 2002	F-6

Notes to Financial Statements	F-7

Financial Statement Schedule

None

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under related instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Environmental Remediation Holding Corporation

We have audited the accompanying balance sheets of Environmental Remediation Holding Corporation (the “Company”) as of September 30, 2004 and 2003, and the related statements of operations, cash flows, and shareholders’ equity (deficit) for each of the three years in the period ended September 30, 2004.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Environmental Remediation Holding Corporation as of September 30, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2004 in conformity with U.S. generally accepted accounting principles.

/s/ Pannell Kerr Forster of Texas, P.C.
     Pannell Kerr Forster of Texas, P.C.

Houston, Texas
December 28, 2004

ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

Balance Sheets

	September 30,
	2004	2003

ASSETS

CURRENT ASSETS
Cash	$20,272	$23,336
Restricted cash	3,026	18,343
Prepaid expenses and other current assets	26,258	15,065

Total current assets	49,556	56,744

DRSTP concession fee	5,679,000	5,679,000

Total assets	$5,728,556	$5,735,744

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and other accrued liabilities	$227,970	$882,712
Accrued officers salaries	723,035	723,035
Accrued interest	65,917	133,470
Accrued interest, related party	2,256,189	1,827,279
Asset retirement obligation	485,000	485,000
Current portion of nonconvertible debt, related party	—	403,644
Current portion of convertible debt, related party	—	8,646,134
Current portion of convertible debt	1,626,033	3,182,232

Total current liabilities	5,384,144	16,283,506

LONG TERM LIABILITIES
Nonconvertible debt, related party	403,644	—
Convertible debt, related party, net of discount	8,969,420	—

Total long term liabilities	9,373,064	—

Total liabilities	14,757,208	16,283,506

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value; authorized 10,000,000 shares; none issued and outstanding	—	—
Common stock, $0.0001 par value; authorized 950,000,000 shares; issued and outstanding 599,952,982 and 582,829,594 at September 30, 2004 and 2003, respectively	59,996	58,283
Additional paid-in capital	59,505,459	53,937,800
Accumulated deficit	(68,137,233)	(64,543,845)
Deferred compensation	(456,874)	—

Total shareholders’ deficit	(9,028,652)	(10,547,762)

Total liabilities and shareholders’ deficit	$5,728,556	$5,735,743
See accompanying notes to financial statements.

ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

Statements of Operations

	Year Ended September 30,
	2004	2003	2002

COSTS AND EXPENSES
General and administrative	$2,085,426	$1,944,655	$2,883,099
Interest expense	1,671,759	1,209,227	1,201,111

Total costs and expenses	3,757,185	3,153,882	4,084,210

Other income	163,797	—	—

Net loss	$(3,593,388)	$(3,153,882)	$(4,084,210)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.01)

Basic and diluted weighted average number of
common shares outstanding	591,381,288	566,566,330	542,680,423

See accompanying notes to financial statements.

ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

Statements of Shareholders’ Equity (Deficit)

For the Years Ended September 30, 2004, 2003 and 2002

			Additional			Total
	Common Stock		Paid-In	Accumulated	Deferred	Shareholders’
	Shares	Amount	Capital	Deficit	Compensation	Deficit

Balance at September 30, 2001	532,456,917	$53,246	$45,448,394	$(57,305,753)	$—	$(11,804,113)

Common stock issued for cash, net of expenses	4,000,000	400	643,100	—	—	643,500
Common stock issued for services	3,475,000	348	527,652	—	—	528,000
Common stock issued for accounts payable	4,407,495	440	817,757	—	—	818,197
Common stock issued for accrued officers salaries	2,700,000	270	289,730	—	—	290,000
Common stock issued for conversion of debt and payment of accrued interest	7,707,456	771	1,540,721	—	—	1,541,492
Net loss	—	—	—	(4,084,210)	—	(4,084,210)

Balance at September 30, 2002	554,746,868	55,475	49,267,354	(61,389,963)	-	(12,067,134)

Common stock issued for cash, net of expenses	9,440,000	944	1,071,556	—	—	1,072,500
Common stock issued for accounts payable	1,527,986	153	177,663	—	—	177,816
Common stock issued for conversion of debt and payment of accrued interest	17,114,740	1,711	3,421,227	—	—	3,422,938
Net loss	—	—	—	(3,153,882)	—	(3,153,882)

Balance at September 30, 2003	582,829,594	58,283	53,937,800	(64,543,845)	—	(10,547,762)

Common stock issued for cash, net of expenses	3,231,940	323	974,677	—	—	975,000
Common stock issued for accounts payable	1,458,514	146	533,102	—	—	533,248
Common stock issued for conversion of debt and payment of accrued interest	11,185,052	1,119	2,236,093	—	—	2,237,212
Common stock issued for proceeds received in 2003	1,000,000	100	(100)	—	—	—
Beneficial conversion feature associated with the convertible line of credit	—	—	1,058,912	—	—	1,058,912
Options issued to employee	—	—	765,000	—	(765,000)	—
Amortization of deferred compensation	—	—	—	—	308,126	308,126
Stock issued for cashless exercise of options and warrants	247,882	25	(25)	—	—	—
Net loss	—	—	—	(3,593,388)	—	(3,593,388)

Balance at September 30, 2004	599,952,982	$59,996	$59,505,459	$(68,137,233)	$(456,874)	$(9,028,652)

See accompanying notes to financial statements.

ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

Statements of Cash Flows

	Year Ended September 30,
	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,593,388)	$(3,153,882)	$(4,084,210)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for services	—	—	528,000
Amortization of beneficial conversion feature associated with convertible debt	629,591	—	—
Amortization of deferred compensation	308,126	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(11,193)	6,685	32,069
Accounts payable and other accrued liabilities	(121,493)	110,244	197,029
Accrued interest	1,042,369	1,209,226	1,201,113

Net cash used in operating activities	(1,745,988)	(1,827,996)	(2,125,999)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in DRSTP concession	—	(49,000)	(80,000)

Net cash used in investing activities	—	(49,000)	(80,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock, net of expenses	975,000	1,072,500	643,500
Proceeds from convertible debt, related party	752,607	825,592	1,554,680

Net cash provided by financing activities	1,727,607	1,898,092	2,198,180

Net increase (decrease) in cash	(18,381)	21,365	(7,819)

Change in restricted cash	15,317	(269)	(545)

Cash, beginning of year	23,336	2,240	10,604

Cash, end of year	$20,272	$23,336	$2,240

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Noncash operating and financing activities:

Stock issued in exchange for:
Services	$—	$—	$528,000
Accounts payable	$533,248	$177,816	$818,197
Accrued officers salaries	$—	$—	$290,000
Accrued interest	$681,013	$700,439	$671,080
Convertible debt	$1,556,199	$2,722,499	$870,412
Options issued for compensation	$765,000	$—	$—
Beneficial conversion feature associated
with the convertible debt	$1,058,912	$—	$—

See accompanying notes to financial statements.

Environmental Remediation Holding Corporation

Notes to the Financial Statements

Note 1 -  Summary of Significant Accounting Policies

General Business and Nature of Operations

Environmental Remediation Holding Corporation (“ERHC”) is an independent oil and gas company. The Company was formed in 1986, as a Colorado corporation, and was engaged in a variety of businesses until 1996, when it began its current operations as an independent oil and gas company.  The Company’s goal is to maximize its value through exploration and exploitation of oil and gas reserves and production in the Gulf of Guinea offshore of central West Africa. The Company’s current focus is to exploit its only assets, which are rights to working interest in exploration acreage in the Joint Development Zone (“JDZ”) between the Democratic Republic of Sao Tome & Principe (“DRSTP”) and the Federal Republic of Nigeria (“FRN”) and in the exclusive territorial waters of Sao Tome (the “Exclusive Economic Zone” or “EEZ”).  The Company intends to explore forming relationships with other oil and gas companies with technical and financial capabilities to assist the Company in exploiting its assets in the EEZ and the JDZ. The Company currently has no other operations.

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

The 2001 Agreement gives the Company rights to participate in exploration and production activities in both the exclusive territorial waters of Sao Tome's EEZ and an area between Sao Tome and the FRN that the two nations have designated as a JDZ.

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

Use of estimates

The financial statements have been prepared in conformity with U. S. generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period for the years then ended. Actual results could differ significantly from those estimates.

Cash equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

Concentration of risks

The Company primarily transacts its business with two financial institutions. From time to time the amount on deposit in either one of theses institutions may exceed the $100,000 federally insured limit.  The balances are maintained in demand accounts to minimize risk.

The Company’s current focus is to exploit its only assets, which are agreements with the DRSTP concerning oil and gas exploration in EEZ and with the JDA concerning oil and gas exploration in the JDZ.  The Company intends to form relationships with other oil and gas companies with the technical and financial capabilities to assist the Company in leveraging its interests in the EEZ and the JDZ. Should circumstances impede the Company from perfecting its interests in the 2001 Agreement with DRSTP, or the 2003 Option Agreement the Company’s business would be materially affected. Should the Company perfect its interests in the 2001 Agreement and the 2003 Option Agreement, there is no certainty that the Company will be able to obtain sufficient financial and other recourses to develop its interests.  The Company currently has no other operations.

Asset Retirement Obligation

The Company’s asset retirement obligation (“ARO”) relates to the plugging and abandonment of certain oil and gas properties in Wichita Falls, Texas. The provisions of SFAS No. 143 require the fair value of a liability for an asset retirement obligation to be recorded and a corresponding increase in the carrying amount of the associated asset. The cost of the tangible asset, including the initially recognized asset retirement cost is depleted over the useful life of the asset. If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded to the retirement obligation and the asset retirement cost. The offsetting ARO liability is recorded at fair value, and accreted expense recognized as the discounted liability is accredited to its expected settlement value. The fair value of the ARO asset and liability is measured using expected future cash out flows discounted at the Company’s credit adjusted risk free interest rate. These oil and gas properties were abandoned and written off during the year ended September 30, 1999 and the Company believes the current liability is fully accreted and represents management's best estimate of the fair value of the outstanding obligation.

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

Net loss per share

Basic earnings (loss) per share is computed by dividing net earnings or loss by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing net earnings or loss by the weighted average number of shares outstanding, after giving effect to potentially dilutive common share equivalents outstanding during the period.  Potentially dilutive common share equivalents are not included in the computation of diluted earnings per share if they are anti-dilutive.  Diluted loss per common share is the same as basic for all periods presented because the effect of potentially dilutive common shares arising from outstanding stock warrants and options was anti-dilutive.  For the year ended September 30, 2004, the potentially dilutive common shares from stock options and warrants were 5,395,813. There were no potentially dilutive common stock options and warrants for the years ended September 30, 2003 and 2002.  If all convertible debt instruments, including accrued interest were to be considered, an additional 65,492,921, 76,162,918, and 76,152,915 common shares for the three years ended September 30, 2004, 2003 and 2002, respectively, may have been dilutive depending on the results of operations of the Company.

Stock-based compensation

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 - “Accounting for Stock Based Compensation.” Under SFAS No. 123, the Company is permitted to either record expenses for stock options and other employee compensation plans based on their fair value at the date of grant or to continue to apply our current accounting policy under Accounting Principles Board, (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees,” and recognize compensation expense, if any, based on the intrinsic value of the equity instrument at the measurement date. In December of 2002, the FASB issued SFAS No. 148, “Accounting for Stock- Based Compensation - Transition and Disclosure - An Amendment to FASB Statement No. 123” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company elected to not change to the fair value based method of accounting for stock based compensation. Additionally, the statement amended disclosure requirements of SFAS No. 123 to require more prominent disclosure in both annual and interim financial statements. We elected to continue following APB No. 25 and when required, provide the pro forma provisions of SFAS No. 123.

Had compensation costs for the stock option plan been determined based on the fair value at the grant date in 2004, 2003, and 2002, consistent with the provisions of SFAS No. 123, our net loss and net loss per share would have increased to the pro forma amounts indicated below:

	Year Ended September 30,
	2004	2003	2002

Net loss - as reported	$(3,593,388)	$(3,153,882)	$(4,084,210)

Plus: stock-based compensation expense determined using the intrinsic value of the option at the measurement date	308,126	—	—

Less: stock-based employee compensation determined under fair value method for all awards granted to employees	(519,483)	—	—

Net loss - pro forma	$(3,804,745)	$(3,153,882)	$(4,084,210)

Basic and diluted net loss per share - as reported	$(0.01)	$(0.01)	$(0.01)

Basic and diluted net loss per share - pro forma	$(0.01)	$(0.01)	$(0.01)

The weighted average fair value at date of grant for options granted during the fiscal year ended September 30, 2004 was $0.40. The Company did not grant options to employees for the fiscal years ended September 30, 2003 and 2002. The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

Year ended September 30, 2004

Expected life (years)	4 years
Interest rate	4.00%
Dividend yield	0.00%
Volatility	94.20%

The Black-Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. The Company’s options do not have the characteristics of traded options, therefore, the option valuation models do not necessarily provide a reliable measure of the fair value of its options.

New accounting pronouncements

 On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS  No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for public entities in the first interim or annual reporting period beginning after June 15, 2005. The Company has not yet assessed the impact of adopting this new standard.

Note 2 -  Sao Tome Concession

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

On April 20, 2004, the Company exercised its preferential rights in the JDZ under the April 7, 2003 Administration Agreement with the JDA. The following represents the choices made by the Company and the status of any Signature Bonus payable by the Company for each relevant block:

Choice 1	15%	Signature Bonus	Bonus Free	block 6
Choice 2	15%	Signature Bonus	Bonus Payable	Block 5
Choice 3	20%	Signature Bonus	Bonus Free	Block 3
Choice 4	30%	Signature Bonus	Bonus Free	Block 2
Choice 5	25%	Signature Bonus	Bonus Free	Block 4
Choice 6	20%	Signature Bonus	Bonus Payable	Block 9

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

At meetings during April 2004, the Joint Ministerial Council (“JMC”) of the JDA acknowledged the Company’s option selections for award of interests pursuant to the exercise of rights under the April 7, 2003 Administration Agreement. They subsequently issued a Press Statement.

The full text of the Press Statement released by the JMC at the close of its meeting is as follows:

The JMC of the Nigeria-Sao Tome and JDA met in Abuja on the 23rd and 24th of April 2004.

1.	During the Meeting, the JMC deliberated amongst other things on the results of the 2003 JDZ Licensing Round.

2.	The JMC noted the exercise of options by ExxonMobil and ERHC based on their respective settlement agreement with the DRSTP.

3.	Subsequent to its deliberation, the JMC has approved the results of the 2003 JDZ Licensing Round for Block 1 as follows:

Chevron Texaco;	51%
ExxonMobil;	40%
EER;	9%

The JMC also approved Chevron as operator for the block.

4.	The JMC will deliberate further on the results for the other blocks and decisions will be communicated in due course.

5.	The JMC also approved the 2004 Budget for the JDA.

6.	The next meeting of the JMC will be held in Sao Tome in 3 weeks’ time.

On June 24, 2004, the Company entered into a Memorandum of Understanding (“MOU”) with Pioneer Natural Resources USA, Inc., the wholly-owned subsidiary of Pioneer Natural Resources Company (“Pioneer”) for Block 2 of the JDZ in the Gulf of Guinea off the coast of West Africa. The MOU provides a period of exclusivity whereby the companies will jointly evaluate and negotiate participation in Block 2 of the JDZ. The MOU also sets forth the terms and conditions under which the companies will enter into a Participation Agreement relating to Block 2 of the JDZ. Pioneer is a large independent oil and natural gas exploration and production company with operations in the United States, Canada, Argentina, South Africa, Gabon and Tunisia.

In August 2004, the Company entered into a Participation Agreement with Pioneer Natural Resources whereby the companies will jointly apply for rights in the production sharing contract for Block 2 of the JDZ.

In September 2004, the Company entered into a Participation Agreement with Noble Energy International, Ltd., a subsidiary of Noble Energy, Inc., whereby the companies will jointly apply for rights in the production sharing contract for Block 4 of the JDZ.

In December 2004, the Company entered into a Participation Agreement with Pioneer Natural Resources whereby the companies will jointly apply for rights in the production sharing contract for Block 3 of the JDZ.

Note 3 - Restricted Cash

At September 30, 2004 and 2003, the Company has restricted cash of $3,026 and $18,343, respectively, which is invested in an interest-bearing certificate of deposit, pledged as collateral for a letter of credit for a performance bond covering certain oil and gas properties.  These oil and gas properties were abandoned and written off during the year ended September 30, 1999 and the Company is currently investigating the release of the performance bond.

Note 4 -  Notes Payable

Nonconvertible debt - related party

The Company has nonconvertible debt held by a related party (Chrome) with a principal balance of $403,644 as of September 30, 2004 and 2003. The accrued interest related to this note was $129,924 and $97,632 as of September 30, 2004 and 2003, respectively. This note has an 8% interest rate and a scheduled maturity date of January 31, 2005.

Convertible debt - related party

The Company has the following convertible debt instruments held by a related party (Chrome):

Debt Instrument	Interest Rate	Maturity Date	Exercise Price	2004	2003

Note (a)	5.5%	1/31/2005	$0.20	$804,313	$804,313
Note (a)	20.0%	1/31/2005	0.20	631,667	631,667
Note (b)	8%	1/31/2005	0.20	2,200,000	2,200,000
Line of credit (b)	10%	1/31/2005	0.20	1,800,000	1,800,000
Line of credit (c)	10%	2/15/2005	0.20	3,962,761	3,210,154
Debt discount (c)	N/A	1/31/2005	N/A	(429,321)	—
Total				$8,969,420	$8,646,134

(a) During the year ended September 30, 2004, the maturity date on these notes was extended from January 31, 2004 to January 31, 2005.

(b) During the year ended September 30, 2004, the maturity date on these notes was extended from September 30, 2004 to January 31, 2005.

(c) During the year ended September 30, 2004, the maturity date on this note was extended from September 30, 2004 to February 15, 2005. Since this line of credit can be converted into the Company’s common stock at $0.20 a share and during certain periods of fiscal year ended September 30, 2004 the market price of the common stock exceeded this amount, there existed a beneficial conversion to the holder of the line of credit when the credit facility was drawn upon. Accordingly, a beneficial conversion feature amount totaling $1,058,912 has been recorded to additional paid-in-capital and a corresponding amount recorded as debt discount that is being amortized to interest expense over the life of the notes. During the year ended September 30, 2004, amortization of the debt discount was $629,591 which is recorded as interest expense.

During the years ended September 30, 2004 and 2003, Chrome did not convert any debt principal into common stock under these debt agreements. As of September 30, 2004, if the outstanding convertible debt was converted using the conversion price of $0.20 per share, the Company would be required to issue 46,993,705 shares of common stock to Chrome based on an outstanding principal amount of $9,398,741.

At the option of Chrome, unpaid interest can be converted into common stock of the Company.  Interest accrued and unpaid on these notes as of September 30, 2004 is $2,126,265. As of September 30, 2004, if this accrued interest were converted using the conversion price of $0.20 per share, the Company would be required to issue 10,631,325 shares of common stock.

Convertible debt

The Company has several convertible debt notes with individual third parties. These notes totaled $1,626,033 and $3,182,232 at September 30, 2004 and 2003, respectively. During the year ended September 30, 2003, the maturity date on these notes was extended from January 31, 2004 to January 31, 2005. The interest rate on these notes range from 5.5% to 12% per annum.

During the year ended September 30, 2004, the Company received notice of conversion of convertible debt of $1,556,199 and accrued interest of $88,867 into 8,225,330 shares of common stock. During the year ended September 30, 2003, the Company received notice of conversion of $2,722,499 of convertible debt and accrued interest of $84,509, which were converted into 14,035,040 shares of common stock.

As of September 30, 2004, if the outstanding convertible debt was converted using the conversion price of $0.20 per share, the Company would be required to issue 8,130,165 shares of common stock based on an outstanding principal amount of $1,626,033.

At the option of the noteholders, unpaid interest can be converted into common stock of the Company.  Interest accrued and unpaid on these notes as of September 30, 2004 is $65,917. As of September 30, 2004, if this accrued interest were converted using the conversion price of $0.20 per share, the Company would be required to issue 329,585 shares of common stock.

Debt restructuring

As of December 24, 2004, the Company has agreed to restructure all of its Chrome debt, including the lines of credit and to cancel all outstanding debt in exchange for a new 12% note and Chrome has agreed to provide the Company with a new 10% working capital loan (see Note 9). As such all Chrome debt as of September 30, 2004 has been classified as long term on the balance sheet.

Note 5 -  Accrued Salaries

At September 30, 2004 and 2003, the Company has accrued salaries of $723,035 owed to former officers of the Company. The amounts and rights claimed by these officers are subject to lawsuits in which the Company is negotiating a final settlement. As of September 30, 2004 no agreement has been reached, but the Company expects that a negotiated settlement may result in the issuance of additional shares of common stock of the Company (see Note 9).

Note 6 -  Accrued Interest

Accrued interest consists of the following:

	September 30,
	2004	2003

Accrued interest - non convertible related party loan	$129,924	$97,632
Accrued interest - convertible related party loans	2,126,265	1,729,647
Accrued interest - convertible debt	65,917	133,470
Total	$2,322,106	$1,960,749

In January 2004, the Company solicited the consent of non-affiliated convertible noteholders to pay interest due on January 31, 2004 with common stock of the Company having a per share conversion price to $0.20 per share.  During the year ended September 30, 2004, the Company issued 951,450 shares of common stock to these non-affiliated convertible noteholders (444,330 shares were issued in connection with conversions of notes during 2004) and 2,453,607 shares of common stock to Chrome for payment of accrued interest in the aggregate amounts of $190,290 and $490,723, respectively.

In January 2003, the Company solicited the consent of non-affiliated convertible noteholders to pay interest due on January 31, 2003 with common stock of the Company having a per share conversion price equal to $0.20 per share.  During the year ended September 30, 2003, the Company issued 2,197,311 shares of common stock to these non-affiliated convertible noteholders (422,195 shares were for conversions of notes during 2003) and 852,853 shares of common stock to Chrome for payment of accrued interest in the aggregate amounts of $439,462 and $170,571, respectively.

Note 7 -  Income Taxes

At September 30, 2004 the Company has a consolidated net operating loss carry-forward (“NOL”) of approximately $68.4 million expiring through 2024. The Company has a deferred tax asset of approximately $23.3 million resulting from this NOL.  The loss carryforwards are subject to certain limitations under the Internal Revenue Code including Section 382 of the Tax Reform Act of 1986. ERHC believes that the utilization of these net operating loss carryforwards could be significantly limited due to the changes in ownership and control. The ultimate realization of the resulting net deferred tax asset is dependent upon generating sufficient taxable income prior to expiration of the NOLs.  Due to the nature of these NOLs and since realization is not assured, management has established a valuation allowance relating to the deferred tax asset for both 2004 and 2003 in an amount equal to the deferred tax asset.

Note 8 -  Shareholders’ Equity (Deficit)

Common stock and warrants issued for cash

From time to time, in order to fund operating activities of the Company, common stock is issued for cash. Generally, offerings of the Company’s common stock include warrants to acquire common stock of the Company at fixed exercise prices.  Occasionally, depending on the nature of the offering and restrictions imposed on the shares being acquired, the exercise price of the warrant may be below the fair market value of the underlying common stock on the date of issuance. During the year ended September 30, 2004 the Company issued 3,231,940 shares of common stock, with warrants to purchase an additional 3,231,940 shares at exercise prices ranging from $0.50 to $0.55, for net cash proceeds of $975,000. During the year ended September 30, 2003 the Company issued 9,440,000 shares of common stock, with warrants to purchase an additional 7,840,000 shares at exercise prices ranging from $0.20 to $0.50, for net cash proceeds of $1,072,500.

Common stock issued for settlement of accounts payable

The Company has issued shares of common stock for settlement of outstanding accounts payable to various creditors. During the year ended September 30, 2004, the Company issued 1,458,514 shares of common stock with an aggregate value of $533,248 for payment of accounts payable balances. During the year ended September 30, 2003, the Company issued 1,527,986 shares with an aggregate value of $177,816 for payment of accounts payable balances.

Common stock issued for conversion of debt and payment of accrued interest

The Company has issued shares of common stock for the conversion of convertible debt notes and accrued interest on convertible debt notes. During the year ended September 30, 2004, the Company issued 7,780,995 shares of common stock for the conversion of $1,556,199 worth of convertible debt and issued 3,404,057 shares of common stock for the payment of $681,013 of accrued interest on convertible debt. During the year ended September 30, 2003 the Company issued 13,612,495 shares of common stock for the conversion of $2,722,499 worth of convertible debt and issued 3,502,245 shares of common stock for the payment of $700,439 accrued interest on convertible debt. All conversions and interest payments were based upon a conversion price of $0.20.

Common stock issued for proceeds previously received

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

Warrants

Information regarding warrants and their respective changes as of and for the fiscal years ended September 30, 2004 and 2003 are as follows:

	Warrants				Options
	2004		2003	2002	2004		2003	2002

Outstanding, beginning of the year	13,430,000		8,780,575	7,511,825	—		—	—
Granted	3,231,940		7,840,000	1,800,000	3,000,000	(b)	—	—
Exercised	(375,000)	(a)	—	—	—		—	—
Expired/cancelled	(120,000)		(3,190,575)	(531,250)	—		—	—

Outstanding, end of year	16,166,940		13,430,000	8,780,575	3,000,000		—	—

Exercisable	16,166,940		13,430,000	8,750,575	1,000,000		—	—

(a) During July 2004, 375,000 warrants were exercised on a cashless basis for 247,882 shares of common stock.

(b) During the year ended September 30, 2004, the Company issued options to purchase 3,000,000 shares of common stock to an employee as part of his initial compensation package. These options have an exercise price of $0.30 a share, with 1,000,000 options vesting in each of September 2004, 2005 and 2006.

The weighted average option and warrant exercise price information as of and for the fiscal years ended September 30, 2004 and 2003 is as follows:

	Warrants			Options
	2004	2003	2002	2004	2003	2002
Outstanding, beginning of the year	$0.32	$0.86	$1.00	$—	$—	$—
Granted	0.52	—	0.20	0.30	—	—
Exercised	0.20	—	—	—	—	—
Expired/Cancelled	0.50	1.99	0.50	—	—	—

Outstanding, end of year	$0.36	$0.32	$0.86	$0.30	$—	$—

Exercisable	$0.36	$0.32	$0.86	$0.30	$—	$—

Significant warrant groups outstanding at September 30, 2004, and related weighted average exercise price, exercise price range and weighted average remaining contractual life information are as follows:

Grant Grouping	Warrants Outstanding	Weighted Average Exercise Price	Exercise Price Range	Weighted Average Contractual Life Years

Chrome	2,500,000	$0.25	$0.25	4.2
Common stock purchase	12,496,940	$0.33	$0.20 - $ 0.55	2.7
S-1/S-3 contingent	1,050,000	$0.75	$0.75	(a	)
Other	120,000	$3.00	$3.00	4.25

(a) These warrants expire 14 months after the Company files an effective S-1 or S-3 registration statement.

Note 9 - Commitments and Contingencies

Pending Litigation and Other Contingencies

During August 1999 and February 2001, the Company underwent changes of control.  Following the changes of control of the Company, new management and the new board of directors were required to expend significant Company resources to settle claims and expenses arising out of the conduct of prior management. In addition, the Company faces additional unresolved claims and disputes, including suits seeking recoveries in excess of $1.0 million brought by former employees and officers for back salary and other amounts.  The Company is defending its position vigorously, but there is no certainty that the Company will prevail.  The Company is proceeding in the hope that a settlement can be reached.  As of September 30, 2004 and 2003, officers’ salaries of $723,035 have been accrued and management believes this amount will be sufficient to settle any amounts that may be due.  The Company is subject to other legal proceedings which have arisen in the ordinary course of business and have not been fully adjudicated.  Although there can be no assurance as to the ultimate disposition of these matters and the proceedings disclosed above, in the opinion of management, based upon information available at this time, the cost of defense or settlement of these actions, individually or in the aggregate, will not have a materially adverse effect on the financial position, results of operations, or cash flows of the Company.

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

Commitments

The Company entered into a management services agreement with Chrome Oil Services, Ltd. (“COS”) in February 2001.  Pursuant to that agreement, COS provides the Company with management and business development services in addition to providing specified services in the areas of refinery maintenance, engineering design, and upstream oil industry services. COS provides these services to the Company for a management fee of $68,000 per month.  Messrs. Okpala and Ntephe are employees of COS that provides services to the Company and these persons receive salaries and overhead expense reimbursement from COS, not from the Company. Expenses not covered under the management services agreement are paid by the Company which includes primarily general office supplies. This agreement has no expiration date but does expire 30 days following the delivery of a written notice of termination by either party. During each of the three years ended September 30, 2004, total expenses incurred under this management services agreement were $816,000.  On December 23, 2004, the Company and COS cancelled, effective December 31, 2004, the management services agreement.

The Company’s executive officers incurred significant direct expense for travel and related expenses of approximately $418,000, $434,000 and $407,000 during the three years ended September 30, 2004, respectively, which were reimbursed by the Company to COS or directly to the officers.  At September 30, 2004 and 2003 accounts payable and other accrued liabilities included $3,231 and $8,690, respectively, owed to one officer for direct travel expenses.

The Company’s Houston, Texas office is leased by COS, pursuant to the management services agreement, and is provided for the Company pursuant to such agreement.  This lease for office space expires February 2006.  To date, members of the board of directors have not received any compensation, but have been reimbursed for expenses incurred in the performance of their duties.  In the future, the Company may decide to pay its directors.

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

In May 2002, the Company entered into an agreement with a consulting group to advise the Company in securing financing of up to $1,500,000 and in structuring a joint venture arrangement with a partner. The Company is required to pay an initial fee of 1,000,000 shares of common stock as well as to reimburse the consultant for out of pocket expenses. In addition, the Company is obligated to pay a 2.5% fee of the amount of capital raised and an additional fee of 2,000,000 shares of common stock contingent upon the successful first closing of a joint venture transaction. During the year ended September 30, 2004, this consulting group assisted the Company in selling 3,231,940 shares of common stock at prices ranging from $0.25 to $0.50 per share resulting in net proceeds of $975,000. During the year ended September 30, 2003, this consulting group assisted the Company in selling 7,840,000 shares of common stock at prices ranging from $0.10 to $0.30 per share resulting in net proceeds of $1,072,500.  During the year ended September 30, 2002, this consulting group assisted the Company in selling 6,600,000 shares of common stock at $0.10 per share resulting in net proceeds of $643,500. During the year ended September 30, 2004, total expenses incurred under this consulting agreement were $27,462, of which $25,000 was charged against additional paid-in-capital as an offset to proceeds received in the offering. During the year ended September 30, 2003, total expenses incurred under this consulting agreement were $27,500, all of which was charged against additional paid-in capital as an offset to proceeds received in the offering.  During the year ended September 30, 2002, total expenses incurred under this consulting agreement were $168,516, of which $16,500 was charged against additional paid in capital as an offset to proceeds received in the offering.

In June 2002, the Company entered into an agreement with a consultant to assist the Company in securing an agreement with a strategic oil and gas industry partner to prepare the Company for participation in the award of licenses in Sao Tome.  The Company is required to pay an initial fee of 1,000,000 shares of common stock as well as to reimburse the consultant for out of pocket expenses.  In addition, the Company is obligated to pay a 2% fee of the cash proceeds received by the Company from a partner, a 1% fee of future carried costs paid by the partner and 3,000,000 shares of common stock contingent upon the successful first closing of a transaction. During the years ended September 30, 2004, 2003 and 2002, total expenses incurred under this consulting agreement were $0, $2,600 and $153,800, respectively. The agreement was terminated in June 2004 except for certain future transactions which may require payment of the contingency.

During May 2003, the Company entered into an agreement with a consultant to provide general consulting services to the Company including transaction support, evaluation of geological and seismic data, preparation of valuations and participation in meetings with potential partners or purchasers of the Company in connection with its oil and gas interests in the JDZ and the EEZ.  The terms of the agreement provide for monthly payments of $10,000 plus expenses for twelve months beginning September 2003.  In addition, the agreement provides for a success fee of $50,000 should the Company close a transaction for the sale of its interest in the JDZ or the EEZ. During July 2004, the Company revised the agreement to a month-to-month arrangement effective June 1, 2004. In addition, the revised agreement provides for an additional success fee of 500,000 shares of common stock. During the year ended September 30, 2004, total expenses incurred under this consulting agreement were $166,370. During the years ended September 30, 2003 and 2002, no expenses were incurred under this consulting agreement.

Note 10 - Subsequent Events

During October 2004, the Company issued 100,000 shares of common stock to one creditor for an accounts payable balance owed in the aggregate amount of $36,437.

During October 2004, the Company issued 160,000 shares of common stock to one creditor for an accounts payable balance owed in the aggregate amount of $73,600.

During October 2004, the Company issued 150,000 shares of common stock to one creditor for an accounts payable balance owed in the aggregate amount of $60,000.

The Company has agreed to restructure all Chrome debt, including the lines of credit. As of December 24, 2004, Chrome has agreed to cancel all outstanding debt (the “Old Notes”) in exchange for a new 12% note with a principal amount of $10,134,084, convertible at the option of the Company at $0.175 per share, and expiring on January 31, 2007. Chrome also agreed to provide the Company with a new 10% working capital loan in the amount of $2,500,000 which expires in January 2007 and is convertible at the option of the Company at $0.175 per share. In exchange for the cancellation and exchange of the Old Notes and the new working capital line of credit, the Company agreed to issue Chrome 14,023,352 shares of common stock, 12,465,202 issued immediately to satisfy current interest accrued but not paid of $2,493,040 and the remainder issued throughout the term of the working capital loan. Furthermore, as of December 24, 2004, ERHC has received agreements from the nonaffiliated noteholders to convert $1,678,999 of convertible debt and accrued interest into 8,386,584 shares of common stock. As of December 24, 2004, the Company has $33,513 of nonaffiliated convertible debt and $7,158 of accrued but unpaid interest outstanding.

In November 2004, the board of directors authorized a 2004 Compensatory Stock Option Plan. The Company has set a record date and a special meeting of the stockholders of the Company to be held on February 4, 2005 to vote on the adoption of the stock option plan. No options have been issued pursuant to the stock option plan.

Note 11 - Quarterly Financial Information (Unaudited)

	Year Ended September 30, 2004
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$—	$—	$—	$—
General and administrative expenses	564,702	361,687	656,399	502,638
Interest expense	421,894	354,279	516,846	378,740
Other income			163,797
Net loss attributable to common stockholders	(986,596)	(715,966)	(1,009,449)	(881,377)
Basic and diluted earnings per share	$—	$—	$—	$—

	Year Ended September 30, 2003
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$—	$—	$—	$—
General and administrative expenses	436,780	385,358	569,309	553,208
Interest expense	312,407	313,230	306,140	277,450
Net loss attributable to common stockholders	(749,187)	(698,588)	(875,449)	(830,658)
Basic and diluted earnings per share	$—	$—	$—	$—

The sum of the individual quarterly basic and diluted loss per share amounts may not agree with year-to-date basic and diluted loss per share amounts as a result of each period’s computation being based on the weighted average number of common shares outstanding during that period.

