Form 10-Q
period 2004-12-31
ENVIRONMENTAL REMEDIATION HOLDING CORP
filed 2005-02-10
CIK 799235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

 (MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

The number of common shares outstanding as of February 7, 2004 was 635,843,798.

TABLE OF CONTENTS

ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

Part I. Financial Information

ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

BALANCE SHEETS

	December 31, 2004	September 30, 2004
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash	$915,330	$20,272
Restricted cash	3,026	3,026
Prepaid expenses and other current assets	26,258	26,258
Total current assets	944,614	49,556
DRSTP concession fee	5,679,000	5,679,000
TOTAL ASSETS	6,623,614	5,728,556

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	135,564	227,970
Accounts payable and accrued liabilities, related party	59,603	—
Accrued officers salaries	723,035	723,035
Accrued interest	1,807	65,917
Accrued interest, related party	58,493	2,256,189
Asset retirement obligation	485,000	485,000
Current portion of convertible debt	33,512	1,626,033
Total current liabilities	1,497,014	5,384,144
LONG TERM DEBT
Line of credit, related party	1,000,000	—
Nonconvertible debt, related party	10,134,084	403,644
Convertible debt, related party, net of discount	—	8,969,420
Total long term debt	11,134,084	9,373,064

TOTAL LIABILITIES	12,631,098	14,757,208

COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value; authorized 10,000,000; none issued and outstanding
Common stock, $0.0001 par value; authorized 950,000,000 shares; issued and outstanding 608,749,835 and 599,952,982 at December 31, 2004 and September 30, 2004, respectively	60,876	59,996
Additional paid-in capital	69,553,065	59,505,459
Accumulated deficit	(75,228,301)	(68,137,233)
Deferred compensation	(393,124)	(456,874)
Total shareholders’ deficit	(6,007,484)	(9,028,652)
TOTAL LIABILITIES & SHAREHOLDERS DEFICIT	$6,623,614	$5,728,556

ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

STATEMENTS OF OPERATIONS

	December 31, 2004	December 31, 2003
	(unaudited)	(unaudited)
COSTS AND EXPENSES
General and administrative expense	$643,235	$564,702
Interest expense	698,258	421,894
Loss on extinguishment of debt	5,749,575	—

Net loss	$(7,091,068)	$(986,596)

Net loss per common share - basic and diluted	$(0.01)	$—

Weighted average number of common shares outstanding	602,051,555	584,232,944

ENVIRONMENTAL REMEDIATION HOLDING CORPORATION

STATEMENTS OF CASH FLOWS

	December 31, 2004	December 31, 2003
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,091,068)	$(986,596)
Adjustments to reconcile net loss to net cash used by operating activities
Amortization of beneficial conversion feature associated with convertible debt	413,503	152,502
Amortization of deferred compensation	63,750	—
Loss on extinguishment of debt	5,749,575	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	—	4,793
Accounts payable and other accrued liabilities	83,240	64,253
Accounts payable, and accrued liabilities related party	59,603	—
Accrued interest	284,756	269,392
Net cash used by operating activities	(436,641)	(495,656)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit, related party	1,000,000	—
Proceeds from convertible debt, related party	402,099	—
Repayment of convertible debt, related party	(70,400)
Proceeds from common stock, net of expenses	—	243,750
Proceeds from convertible debt, related party	—	228,570
Net cash provided by financing activities	1,331,699	472,320
Net increase in cash	895,058	(23,336)
Cash, beginning of period	20,272	23,336
Cash, end of period	$915,330	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Noncash operating and financing activities:
Stock issued in exchange for:
Accounts payable	$175,645	$60,991
Convertible debt and accrued interest	1,677,371	1,066,834
Stock to be issued for accrued interest, related party	2,461,712	—
Stock to be issued for inducement to restructure convertible debt and provide line of credit	5,749,575	—
Beneficial conversion feature associated with convertible debt	331,699	354,371
Exchange of convertible and non convertible debt, related party	10,134,084	—
Beneficial conversion feature repurchased	347,517	—

NOTE 1 -  BUSINESS ORGANIZATION

The financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2004.

General Business and Nature of Operations and Significant Accounting Policies

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

The 2001 Agreement gives the Company rights to participate in exploration and production activities in both the exclusive territorial waters of Sao Tome’s EEZ and an area between Sao Tome and FRN that the two nations have designated as a JDZ.

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

Asset retirement obligation

The Company’s asset retirement obligation (“ARO”) relates to the plugging and abandonment of certain oil and gas properties in Wichita Falls, Texas. The provisions of Statement of Financial Accounting Standards (“SFAS”) No. 143 “Accounting for Asset Retirement Obligations” require the fair value of a liability for an asset retirement obligation to be recorded and a corresponding increase in the carrying amount of the associated asset. The cost of the tangible asset, including the initially recognized asset retirement cost is depleted over the useful life of the asset. If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded to the retirement obligation and the asset retirement cost. The offsetting ARO liability is recorded at fair value, and accretion expense recognized as the discounted liability is accredited to its expected settlement value. The fair value of the ARO asset and liability is measured using expected future cash out flows discounted at the Company’s credit adjusted risk free interest rate. These oil and gas properties were abandoned and written off during the year ended September 30, 1999 and the Company believes the current liability is fully accreted and represents management’s best estimate of the fair value of the outstanding obligation.

Impairment of long-lived assets

The Company evaluates the recoverability of long-lived assets when events and circumstances indicate that such assets might be impaired.  The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts.  Impairments are charged to operations in the period to which events and circumstances indicate that such assets might be impaired.  Management of the Company has evaluated its investment in its DRSTP concession fee in light of its 2003 Option Agreement and believes that there have been no events or circumstances that would indicate that such asset might be impaired.

Income taxes

The Company accounts for income taxes under the provisions of SFAS No. 109 - “Accounting for Income Taxes,” which provides for an asset and liability approach in accounting for income taxes.  Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

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

Stock-based compensation

In November 2004, the board of directors authorized a 2004 Compensatory Stock Option Plan. The Company has set a record date and the plan was adopted at a special meeting of the stockholders of the Company held on February 4, 2005.

The Company has adopted SFAS No. 123 - “Accounting for Stock Based Compensation.” Under SFAS No. 123, the Company is permitted to either record expenses for stock options and other employee compensation plans based on their fair value at the date of grant or to continue to apply the current accounting policy under Accounting Principles Board, (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees,” and recognize compensation expense, if any, based on the intrinsic value of the equity instrument at the measurement date. In December of 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock- Based Compensation - Transition and Disclosure - An Amendment to FASB Statement No. 123” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company elected to not change to the fair value based method of accounting for stock based compensation. Additionally, the statement amended disclosure requirements of SFAS No. 123 to require more prominent disclosure in both annual and interim financial statements. We elected to continue following APB No. 25 and when required, provide the pro forma provisions of SFAS No. 123.

During the year ended September 30, 2004, the Company issued options to purchase 3,000,000 shares of common stock to an employee as part of his initial compensation package. These options have an exercise price of $0.30 per share, with 1,000,000 options vesting each of July, 2004, 2005 and 2006.

Had compensation costs for stock options granted to an employee plan been determined based on the fair value at the grant date for the three months ended December 31, 2004 and 2003, consistent with the provisions of SFAS No. 123, the net loss and net loss per share would have been reflective of the pro forma amounts indicated below:

	Three Months Ended December 31
	2004	2003

Net loss - as reported	$(7,091,068)	$(986,596)

Plus: stock-based compensation expense determined using the intrinsic value of the option at the measurement date	63,750	—

Less: stock-based employee compensation determined under fair value method for all awards granted to employees	(107,479)	—

Net loss - pro forma	$(7,134,797)	$(986,596)

Basic and diluted net loss per share - as reported	$(0.01)	$—
Basic and diluted net loss per share - pro forma	$(0.01)	$—

The Company did not grant options to employees during the three months ended December 31, 2004 and 2003.

New accounting pronouncements

On December 16, 2004, FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for public entities in the first interim or annual reporting period beginning after June 15, 2005. The Company has not yet assessed the impact of adopting this new standard.

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

Concession Fee Agreement

After the acquisition by Chrome Energy, LLC a company affiliated with Sir Emeka Offor, the chairman of the board of directors of the Company, (“Chrome”) in February 2001, the Company initiated negotiations with the DRSTP concurrent with the arbitration process. On May 21, 2001, the Company and the DRSTP reached the 2001 Agreement, witnessed by the FRN which replaced the 1997 Agreement and suspended the arbitration process. In July 2002, the 2001 Agreement was embodied in a Consent Award issued by the arbitrator as a result of the satisfaction of several conditions, including the ratification of a treaty between the FRN and the DRSTP relative to the JDZ between the countries, and will remain in effect through September 30, 2024.

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

Under the 2001 Agreement ERHC retained the following rights to participate in exploration and production activities in the EEZ subject to certain restrictions: (a) right to receive up to two blocks of ERHC's choice without the payment of signature bonus, and (b) the option to acquire up to a 15% paid working interest in up to two blocks of ERHC's choice in the EEZ. The Company would be required to pay its proportionate share of the signature bonus and all other costs related to the exploration and exploitation of the blocks in the EEZ. The above is only a brief summary of the terms of the 2001 Agreement and the 2003 Option Agreement and such summaries do not purport to be complete and are qualified in their entirety by reference to the text of the 2001 Agreement and 2003 Option Agreement, respectively (any and all related documents). The 2001 Agreement and 2003 Option Agreement have been filed with the SEC and are available on the U.S. Securities and Exchange Commission’s (“SEC”) web site at www.sec.gov.

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

Note 3 -  Notes Payable

Convertible debt - non-related party

During the quarter ended December 31, 2004 non-affiliated noteholders agreed to convert $1,592,521 of convertible debt and $84,850 of accrued interest into 8,386,853 shares of common stock. The conversion price was $0.20 per share.

As of December 31, 2004, the Company has $33,512 of nonaffiliated convertible debt and $1,807 accrued but unpaid interest outstanding. As of December 31, 2004, if the outstanding convertible debt and accrued interest were converted using the conversion price of $0.20 per share, the Company would be required to issue 176,599 shares of common stock.

Convertible debt - related party

During the three months ended December 31, 2004, the company reached an agreement with Chrome to restructure the outstanding debt totaling $10,134,084 and enter into a new working capital line of credit.

Pursuant to the debt restructure agreement, the Company issued a 12% note with a principal amount of $10,134,084, to be settled at the option of the Company at $0.175 per share, and expiring on January 31, 2007. The Company also issued a 10% working capital line of credit in the amount of $2,500,000 which expires in January 2007 to be settled at the option of the Company at $0.175 per share. At December 31, 2004, the total outstanding under these two notes was $11,134,084 and if the principal is settled with common stock, the Company would be obligated to issue 63,623,337 shares of common stock.

The Company agreed to issue Chrome 14,023,352 shares of common stock, 12,465,202 issued immediately, 623,260 shares issued on the advance of $1,000,000 and the remainder issued throughout the term of the working capital loan. In addition the Company issued 12,308,359 share of common stock to satisfy current interest accrued but not paid of $2,461,712. (see Note 4.)

As of February 6, 2005, a total of $1,750,000 has been funded under the line of credit.

Note 4 -  Shareholders’ Equity (Deficit)

Common stock issued for settlement of accounts payable

During October 2004, the Company issued 100,000 shares of common stock to one creditor for an accounts payable balance owed in the aggregate amount of $36,437.

During October 2004, the Company issued 160,000 shares of common stock to one creditor for an accounts payable balance owed in the aggregate amount of $70,463.

During October 2004, the Company issued 150,000 shares of common stock to one creditor for an accounts payable balance owed in the aggregate amount of $68,745.

Common stock issued for conversion of debt and payment of accrued interest

During the quarter ended December 31, 2004 non-affiliated noteholders agreed to convert $1,677,371 of convertible debt and accrued interest into 8,386,853 shares of common stock. The conversion price was $0.20 per share.

The Company agreed to issue Chrome 14,023,352 shares of common stock, 12,465,202 issued immediately, 623,260 shares issued on the advance of $1,000,000 and the remainder issued throughout the term of the working capital loan. In addition the Company issued 12,308,359 share of common stock to satisfy current interest accrued but not paid of $2,461,712. The shares of common stock to Chrome for entering into the debt restructuring had a fair value of $5,749,575 and have been recorded as a loss on extinguishment of debt. As of December 31, 2004, the certificate representing these shares have not been issued.

Note 5 - Commitments and Contingencies

Pending Litigation and Other Contingencies

During August 1999 and February 2001, the Company underwent changes of control.  Following the changes of control of the Company, new management and the new board of directors were required to expend significant Company resources to settle claims and expenses arising out of the conduct of prior management. In addition, the Company faces additional unresolved claims and disputes, including suits seeking recoveries in excess of $1.0 million brought by former employees and officers for back salary and other amounts.  The Company is defending its position vigorously, but there is no certainty that the Company will prevail.  The Company is proceeding in the hope that a settlement can be reached.  As of December 31, 2004 and 2003, officers’ salaries of $723,035 have been accrued and management believes this amount will be sufficient to settle any amounts that may be due.  The Company is subject to other legal proceedings which have arisen in the ordinary course of business and have not been fully adjudicated.  Although there can be no assurance as to the ultimate disposition of these matters and the proceedings disclosed above, in the opinion of management, based upon information available at this time, the cost of defense or settlement of these actions, individually or in the aggregate, will not have a materially adverse effect on the financial position, results of operations, or cash flows of the Company.

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

Commitments

Through December 31, 2004, the Company was a party to a management services agreement with Chrome Oil Services, Ltd., a company affiliated with Sir Emeka Offor, the chairman of the board of directors of the Company, (“COS”). Pursuant to that agreement, COS provides the Company with management and business development services. COS provides these services to the Company for a management fee of $68,000 per month.  As of December 31, 2004, the Chief Financial Officer and Secretary of the Company are employees of COS that provides services to the Company and these persons receive salaries and overhead expense reimbursement from COS, not from the Company. Expenses not covered under the management services agreement are paid by the Company which includes primarily general office supplies. During each of the three months ended December 31, 2004 and 2003, total expenses incurred under this management services agreement were $204,000.  On December 23, 2004, the Company and COS cancelled, effective December 31, 2004, the management services agreement.

The Company’s executive officers incurred significant direct expense for travel and related expenses of approximately $96,000 and $103,000 during the three months ended December 31, 2004, and 2003 respectively, which were reimbursed by the Company to COS or directly to the officers.

As of December 31, 2004, the Company’s Houston, Texas office is leased by COS, pursuant to the management services agreement, and is provided for the Company pursuant to such agreement.  This lease for office space expires February 2006. Effective January 1, 2005, the Company has agreed to assume the obligations under the lease held by COS. The monthly base rent payment is $3,242 based on approximately 1,900 square feet of office space.

To date, members of the board of directors have not received any compensation, but have been reimbursed for expenses incurred in the performance of their duties.  In the future, the Company may decide to pay its directors.

Through December 31, 2004, the Company had two officers and support staff that provide services to the Company pursuant to the management services agreement with COS. Effective January 1, 2005, the Company will assume payroll and related benefits of officers and support staff.

In May 2002, the Company entered into an agreement with a consulting group to advise the Company in securing financing of up to $1,500,000 and in structuring a joint venture arrangement with a partner. The Company is required to pay an initial fee of 1,000,000 shares of common stock as well as to reimburse the consultant for out of pocket expenses. In addition, the Company is obligated to pay a 2.5% fee of the amount of capital raised and an additional fee of 2,000,000 shares of common stock contingent upon the successful first closing of a joint venture transaction. During the three month period ended December 31, 2004, no funds were raised and no expenses were incurred under this agreement. During the three month period ended December 31, 2003, this consulting group assisted the Company in selling 1,000,000 shares of common stock at $0.25 per share resulting in net proceeds of $247,750. During the three month period ended December 31, 2003, total expenses incurred under this consulting agreement were $8,712, of which $6,250 was charged against additional paid-in-capital as an offset to proceeds received in the offering.

In June 2002, the Company entered into an agreement with a consultant to assist the Company in securing an agreement with a strategic oil and gas industry partner to prepare the Company for participation in the award of licenses in Sao Tome.  The Company is required to pay an initial fee of 1,000,000 shares of common stock as well as to reimburse the consultant for out of pocket expenses.  In addition, the Company is obligated to pay a 2% fee of the cash proceeds received by the Company from a partner, a 1% fee of future carried costs paid by the partner and 3,000,000 shares of common stock contingent upon the successful first closing of a transaction. During the three month period ended December 31, 2004 and 2003, no expenses were incurred under this consulting agreement. The agreement was terminated in June 2004 except for certain future transactions which may require payment of the contingency.

During May 2003, the Company entered into an agreement with a consultant to provide general consulting services to the Company including transaction support, evaluation of geological and seismic data, preparation of valuations and participation in meetings with potential partners or purchasers of the Company in connection with its oil and gas interests in the JDZ and the EEZ.  The terms of the agreement provide for monthly payments of $10,000 plus expenses for twelve months beginning September 2003.  In addition, the agreement provides for a success fee of $50,000 should the Company close a transaction for the sale of its interest in the JDZ or the EEZ. During July 2004, the Company revised the agreement to a month-to-month arrangement effective June 1, 2004. In addition, the revised agreement provides for an additional success fee of 500,000 shares of common stock. During the three month periods ended December 31, 2004 and 2003, total expenses incurred under this consulting agreement were $43,971 and $47,718 respectively.

Note 6 - Subsequent Events

On January 10, 2005, the Company provided for the cashless exercising of 400,000 warrants relating to the issuance of 229,788 shares of the Company’s common stock.

On January 25, 2005, the Board of Directors approved the increase in the salary of the President and Chief Executive Officer, Mr. Ali Memon, to $200,000 per annum, effective February 1, 2005. Additionally, the Company agreed to amend the exercise price of the options granted to Mr. Memon from $0.30 per share to $0.20 per share. The financial impact of this change will be recognized in the three month period ending March 31, 2005.

On January 28, 2005, the Company entered into a Letter Agreement with Chrome whereby the Company agreed to convert its two outstanding notes with Chrome pursuant to their terms, contingent upon Chrome funding the entire $2,500,000. As of February 6, 2005, $1,750,000 has been funded under the line of credit. The total of these two notes after funding the full amount of the working capital line of credit will be $12,634,084. Accordingly, the Company is obligated to issue 72,194,766 shares of common stock to settle the principal of such notes, assuming the line of credit is fully funded.

During January 2005, the Company issued 175,000 shares of common stock to one creditor for an accounts payable balance owed in the aggregate amount of $80,500.

The Company set a record date and a special meeting of the stockholders of the Company to be held on February 4, 2005 to vote on the adoption of the stock option plan. On February 4, 2005, the stockholders approved the 2004 Compensatory Stock Option Plan. No options have been issued pursuant to the stock option plan.

On February 4, 2005, the stockholders approved changing the name of the Company to “ERHC Energy Inc.”

During February, 2005, the Company issued 70,000 shares of Rule 144 restricted common stock and paid $9,000 in settlement of a lawsuit.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Three Months Ended December 31, 2004 Compared with Three Months Ended December 31, 2003

During the three months ended December 31, 2004, the Company incurred a net loss of $7,091,068, compared to a net loss of $986,596 for the three months ended December 31, 2003.  A significant portion of the increase in net loss for the three months ended December 31, 2004 was attributable to a $5,749,575 non-cash loss on extinguishment of debt during the three months ended December 31, 2004 as the result of the issuance of shares in conjunction with the Chrome debt restructuring. Interest expense increased by $276,364 due to a $261,001 increase in the amortization of the debt discount during the three months ended December 31, 2004 as compared to the three months ended December 31, 2003. This increase in amortization is recorded due to the beneficial conversion feature attributable to borrowings on the Chrome line of credit during the three months ended December 31, 2004. General and administrative expenses increased by $78,533 for the three months ended December 31, 2004 as compared to the three months ended December 31, 2003 primarily due to $63,750 in amortization of deferred compensation charges in the period.

Through December 31, 2004, the Company was a party to a management services agreement with COS. Pursuant to that agreement, COS provides the Company with management and business development services. COS provides these services to the Company for a management fee of $68,000 per month.  The Chief Financial Officer and Secretary are employees of COS that provided services to the Company and these persons receive salaries and overhead expense reimbursement from COS, not from the Company. Expenses not covered under the management services agreement are paid by the Company which includes primarily general office supplies. During each of the three months ended December 31, 2004 and 2003, total expenses incurred under this management services agreement were $204,000. On December 23, 2004, the Company and COS cancelled, effective December 31, 2004, the management services agreement. The Company’s executive officers incurred significant travel expenses of approximately $96,000 and $103,000 for the quarters ended December 31, 2004 and 2003, respectively, as they continued negotiations with officials of the FRN and DRSTP as well as numerous trips to the United States from Nigeria by several Chrome executives while managing the ongoing affairs of the Company.  The Company anticipates travel related expenses to continue to be significant as the Company further develops its business interests.  The net loss per common share was $0.01, basic and diluted, for the three months ended December 31, 2004 compared to a net loss per common share of $0.00, basic and diluted, for the three months ended December 31, 2003.

During the three months ended December 31, 2004 and 2003, the Company had no revenues from which cash flows could be generated to support operations and thus relied on borrowings funded from its line of credit provided by Chrome as well as the sale of common stock.

Liquidity and Capital Resources

As of December 31, 2004, the Company had $915,330 in cash and cash equivalents and negative working capital of $552,400. Of this negative working capital amount, $723,035 relates to accrued officers salaries will which most likely be settled in stock. The company also has a $2,500,000 line of credit with Chrome. As of December 31, 2004, the Company had drawn $1,000,000 of the $2,500,000 line of credit from Chrome.

Historically, the Company has financed its operations from the sale of debt and equity securities (including the issuance of its securities in exchange for goods and services) and from advances from bank and other debt agreements.  There have been no cash flows generated from operations in the past two years. In the three months ending December 31, 2004, the Company drew $1,000,000 from the Chrome line of credit.

Should it be required, management will raise additional capital through the sale of common stock and from various debt financing arrangements, and will attempt to continue raising capital resources until such time as the Company generates revenues sufficient from operations.  However, there is no assurance that such financing will be obtained.

The Company presently intends to utilize any available sources of funds to provide for general corporate overhead and to continue to pursue its interests in Sao Tome and the JDZ/EEZ.

Debt Financing Arrangements

As of December 31, 2004, $10,134,084 of long term debt of the Company is outstanding under a 12% note maturing on January 31, 2007 and $1,000,000 is outstanding under a 10% working capital line of credit of up to $2,500,000 with a maturity of January 31, 2007. Both notes are issued to Chrome and may be settled with common stock of the Company, at the Company’s option, at $0.175 per share.

During the three months ended December 31, 2004 the company agreed to issue Chrome 14,023,352 shares of common stock, 12,465,202 issued immediately, 623,260 shares issued on the advance of $1,000,000 and the remainder issued throughout the term of the working capital loan. In addition the Company issued 12,308,359 share of common stock to satisfy current interest accrued but not paid of $2,461,712. The shares of common stock to Chrome for entering into the debt restructuring had a fair value of $5,749,575 and has been recorded as a charge to expense.

During the three months ended December 31, 2004 non-affiliated noteholders agreed to convert $1,592,521 of convertible debt and $84,853 of accrued interest into 8,386,853 shares of common stock. The conversion price was $0.20 per share. As of December 31, 2004, the Company has $33,512 of nonaffiliated convertible debt and $1,807 accrued but unpaid interest outstanding. As of December 31, 2004, if the outstanding convertible debt was converted using the conversion price of $0.20 per share, the Company would be required to issue 176,599 shares of common stock.

As of February 6, 2005, a total of $1,750,000 has been funded under the line of credit and there is $750,000 available for further borrowings.

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

Forward Looking Statements
This report contains forward-looking statements. These statements relate to future events or Environmental Remediation Holding Corporation’s (“Company” or “ERHC”) future financial performance and involve known and unknown risks, uncertainties and other factors that may cause ERHC or its industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements.

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

Part II. Other Information

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

Charles Briley v. ERHC.  Fifteenth Judicial District Court, Lafayette Parish, Louisiana, No. 2002-2016 (filed April 18, 2002).  Charles Briley has filed this breach of contract action alleging that he is a former consultant to the Company, and that he is due unpaid consulting fees. He seeks recovery of approximately $30,000, plus 125,000 shares of restricted common stock.  The matter was settled in February, 2005 for $9,000 and 70,000 shares of originally issued, 144 restricted stock. See Subsequent events.

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

Item 2. Unregistered Sale of Securities and Use of Proceeds

Common stock issued for settlement of accounts payable

During October 2004, the Company issued 100,000 shares of common stock to one creditor for an accounts payable balance owed in the aggregate amount of $36,437.

During October 2004, the Company issued 160,000 shares of common stock to one creditor for an accounts payable balance owed in the aggregate amount of $70,463.

During October 2004, the Company issued 150,000 shares of common stock to one creditor for an accounts payable balance owed in the aggregate amount of $68,745.

Common stock issued for conversion of debt and payment of accrued interest

During the quarter ended December 31, 2004 non-affiliated noteholders agreed to convert $1,677,371 of convertible debt and accrued interest into 8,386,853 shares of common stock. The conversion price was $0.20 per share.

During the quarter ended December 31, 2004, the Company agreed to issue Chrome 25,397,022 shares of common stock, of which 12,308,560 represented accrued interest totaling $2,461,712, and the remainder for agreement to the debt restructuring and provide an additional working capital line of credit pursuant to the agreementThe shares were issued on February 3, 2005.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The Company set a record date and a special meeting of the stockholders of the Company to be held on February 4, 2005 to vote on the adoption of a stock option plan and to change the name of the Company to “ERHC Energy Inc.”

On February 4, 2005, the stockholders approved both proposals as follows:

	For	Against	Abstain
Proposition 1 - Name change	565,966,612	235,714	102,544
Proposition 2 - Adoption of stock option plan	370,702,526	3,140,950	1,003,248

Item 5. Other Information

The Employment Agreement of Ali Memon was amended effective February 1, 2005. See Exhibit 10.7.

Item 6. Exhibits and Reports on Form 8-K

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT
10.1
Option Agreement, dated April 7, 2003, by and between the Company and the Democratic Republic of Sao Tome and Principe (incorporated herein by reference to Exhibit 10.1 of Form 8-K filed April 2, 2003).

10.2	Management and Administrative Services Agreement by and between Chrome Oil Services, Ltd. and the Company. (Incorporated by reference to Form 10-KSB filed September 24, 2001).
10.3	Letter Agreement, dated November 29, 2004, by and between the Company and Chrome (incorporated herein by reference to Exhibit 10.1 of Form 8-K filed December 29, 2004).
10.4	Promissory Note, dated December 15, 2004, made by the Company in favor of Chrome (incorporated herein by reference to Exhibit 10.2 of Form 8-K filed December 29, 2004).
10.5	Promissory Note, dated December 15, 2004, made by the Company in favor of Chrome (incorporated herein by reference to Exhibit 10.3 of Form 8-K filed December 29, 2004).
10.6	Employment Agreement with Ali Memon. (incorporated herein by reference to Exhibit 10.6 of Form 10-K filed December 29, 2004).
10.7*	Amendment to Employment Agreement with Ali Memon
31.1*	Certification Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3*	Certification Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*Filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the following presons, in the capacities and on the dates indicated below, have signed this report

ENVIRONMENTAL REMEDIATION HOLDING COPORATION

Name	Title	Date
/s/ Sir Emeka Offor	Chairman of Board	Date: February 9, 2005
Sir Emeka Offor

/s/ Ali Memon	Chief Executive Officer President and Director	Date: February 9, 2005
Ali Memon

/s/ Cosmas (Ike) Okpala	Chief Financial Officer	Date: February 9, 2005
Cosmas (Ike) Okpala