Form 10-Q
period 2005-03-31
ERHC Energy Inc
filed 2005-05-10
CIK 799235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission File Number 0-17325

ERHC ENERGY INC.
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

The number of common shares outstanding as of May 4, 2005 was 710,686,355.

TABLE OF CONTENTS

ERHC ENERGY INC.

Part I. Financial Information

Item 1. Financial Statements
ERHC ENERGY INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2005	2004
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash	$1,921,237	$20,272
Restricted cash	3,016	3,026
Prepaid expenses and other current assets	191,078	26,258
Total current assets	2,115,331	49,556

DRSTP concession fee	5,679,000	5,679,000
Furniture and equipment, net	23,792	-

TOTAL ASSETS	$7,818,123	$5,728,556

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$142,452	$227,970
Accounts payable and accrued liabilities, related party	81,236	-
Accrued officers salaries	421,325	723,035
Accrued interest	2,268	65,917
Accrued interest, related party	-	2,256,189
Asset retirement obligation	485,000	485,000
Current portion of convertible debt	33,513	1,626,033
Total current liabilities	1,165,794	5,384,144

LONG TERM DEBT
Nonconvertible debt, related party	-	403,644
Convertible debt, related party, net of discount	-	8,969,420
Total long term debt	-	9,373,064
TOTAL LIABILITIES	1,165,794	14,757,208

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value; authorized 10,000,000; none issued and outstanding	-	-
Common stock, $0.0001 par value; authorized 950,000,000 shares; issued and outstanding 709,165,073 and 599,952,982 at March 31, 2005 and September 30, 2004, respectively	70,917	59,996
Additional paid-in capital	83,546,235	59,505,459
Accumulated deficit	(76,079,660)	(68,137,233)
Deferred compensation	(885,163)	(456,874)
Total shareholders’ equity (deficit)	6,652,329	(9,028,652)

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIT)	$7,818,123	$5,728,556
The accompanying notes are an integral part of these financial statements

ERHC ENERGY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
COSTS AND EXPENSES

General and administrative expenses	$980,821	$361,687	$1,654,056	$926,389

OTHER INCOME AND (EXPENSES)
Interest Income	7,703	-	7,703	-
Gain from settlement	252,310	-	252,310	-
Interest expense	(100,551)	(354,279)	(798,809)	(776,173)
Loss on extinguishment of debt	-	-	(5,749,575)	-

Total other income and (expenses)	159,462	(354,279)	(6,288,371)	(776,173)

Net loss	$(821,359)	$(715,966)	$(7,942,427)	$(1,702,562)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	659,921,132	594,169,223	630,040,917	589,182,322

The accompanying notes are an integral part of these financial statements

ERHC ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,942,427)	$(1,702,562)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation expense	2,163	-
Gain from settlement	(252,310)	-
Amortization of beneficial conversion feature associated with convertible debt	413,503	252,090
Amortization of deferred compensation	561,710	-
Loss on extinguishment of debt	5,749,575	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(46,720)	(7,707)
Accounts payable and other accrued liabilities	156,171	14,980
Accrued officers' salaries	(13,000)	-
Accounts payable, and accrued liabilities - related party	81,236	-
Accrued interest and accrued interest, related party	385,309	524,083

Net cash used by operating activities	(904,790)	(919,116)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	(25,955)	-

Net cash used by investing activities	(25,955)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit, related party	2,500,000	-
Proceeds from convertible debt, related party	402,100	409,015
Repayment of convertible debt, related party	(70,400)	-
Proceeds from the sale of common stock, net of expenses	-	487,500

Net cash provided by financing activities	2,831,700	896,515

Net increase (decrease) in cash	1,900,955	(22,601)

Release of restricted cash	10	-

Cash, beginning of period	20,272	23,336

Cash, end of period	$1,921,237	$735

ERHC ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended March 31,
	2005	2004
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Noncash operating and financing activities:
Stock issued in exchange for:
Accounts payable and accrued liabilities	$241,689	$291,701
Prepaid expense	118,100	-
Accrued salaries	36,400	-
Accrued interest	84,852	1,615,285
Accrued interest - related party	2,620,295	-
Inducement to restructure convertible debt and provide line of credit	5,749,575	-
Noncash investing and financing activities:
Stock issued for conversion of non-related party debt	1,592,552	591,945
Beneficial conversion feature associated with convertible debt	331,699	543,009
Exchange of convertible and non convertible debt, related party	10,134,084	-
Stock issued for conversion of related party debt to equity	12,634,084	-
Beneficial conversion feature repurchased	347,517	-
Repricing of options	587,368	-

The accompanying notes are an integral part of these financial statements.

NOTE 1 -  BUSINESS ORGANIZATION

The financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2004.

General Business and Nature of Operations and Significant Accounting Policies

On February 4, 2005, the shareholders of Environmental Remediation Holding Corporation approved a name change to “ERHC Energy Inc”. The name change was effective February 15, 2005.

ERHC Energy Inc. (“ERHC”), or "the Company", is an independent oil and gas company. The Company was formed in 1986, as a Colorado corporation, and was engaged in a variety of businesses until 1996, when it began its current operations as an independent oil and gas company.  The Company’s goal is to maximize its value through exploration and exploitation of oil and gas reserves and production in the Gulf of Guinea offshore of central West Africa. The Company’s current focus is to exploit its only assets, which are rights to working interest in exploration acreage in the Joint Development Zone (“JDZ”) between the Democratic Republic of Sao Tome & Principe (“DRSTP”) and the Federal Republic of Nigeria (“FRN”) and in the exclusive territorial waters of Sao Tome (the “Exclusive Economic Zone” or “EEZ”).  The Company intends to form relationships with other oil and gas companies with technical and financial capabilities to assist the Company in exploiting its assets in the EEZ and the JDZ. The Company currently has no other operations.

The Company has entered into agreements under which the Company has rights to participate in exploration and production activities in both the exclusive territorial waters of Sao Tome’s EEZ and an area between Sao Tome and the FRN that the two nations have designated as a JDZ. In April 2003, the Company and DRSTP entered into an Option Agreement (“the 2003 Option Agreement”) in which the Company relinquished certain financial interests in the JDZ in exchange for additional exploration rights in the JDZ. In April 2003, the Company entered into an Administration Agreement with the JDA. The Administration Agreement is the formal agreement by the JDA that it will fully implement the ERHC preferential rights to acreage interests in the JDZ as set forth in the 2003 Option Agreement and describes certain procedures regarding the exercising of these rights. The Company retains exploration rights in the EEZ and has acquired additional exploration rights in the JDZ via the 2003 Option Agreement. The Company currently has no other operations.

Consolidated financial statements

During the quarter ended March 31, 2005, the Company formed a Cayman Islands subsidiary. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary after elimination of all significant intercompany accounts and transactions.

Concentration of risks

The Company primarily transacts its business with two financial institutions. From time to time the amount on deposit in either one of theses institutions may exceed the $100,000 federally insured limit.  The balances are maintained in demand accounts to minimize risk.

Should circumstances impede the Company from perfecting its interests in the JDZ, or the EEZ the Company’s business would be materially affected. Should the Company perfect its interests, there is no certainty that the Company will be able to obtain sufficient financial and other recourses to develop its interests.

Asset Retirement Obligation

The Company’s asset retirement obligation (“ARO”) relates to the plugging and abandonment of certain oil and gas properties in Wichita Falls, Texas. The provisions of Statement of Financial Accounting Standards (“SFAS”) No. 143 - “Accounting for Asset Retirement Obligations” require the fair value of a liability for an asset retirement obligation to be recorded and a corresponding increase in the carrying amount of the associated asset. The cost of the tangible asset, including the initially recognized asset retirement cost is depleted over the useful life of the asset. If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded to the retirement obligation and the asset retirement cost. The offsetting ARO liability is recorded at fair value, and accretion expense recognized as the discounted liability is accredited to its expected settlement value. The fair value of the ARO asset and liability is measured using expected future cash out flows discounted at the Company’s credit adjusted risk free interest rate. These oil and gas properties were abandoned and written off during the year ended September 30, 1999 and the Company believes the current liability is fully accreted and represents management’s best estimate of the fair value of the outstanding obligation.

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

Net loss per share

Basic earnings (loss) per share is computed by dividing net earnings or loss by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing net earnings or loss by the weighted average number of shares outstanding, after giving effect to potentially dilutive common share equivalents outstanding during the period.  Potentially dilutive common share equivalents are not included in the computation of diluted earnings per share if they are anti-dilutive.  Diluted loss per common share is the same as basic loss per share for all periods presented because the effect of potentially dilutive common shares arising from outstanding stock warrants and options was anti-dilutive.

Stock-based compensation

In November 2004, the board of directors authorized the 2004 Compensatory Stock Option Plan which was approved at a special meeting of the stockholders of the Company held on February 4, 2005.

The Company has adopted SFAS No. 123 - “Accounting for Stock Based Compensation.” Under SFAS No. 123, the Company is permitted to either record expenses for stock options and other employee compensation plans based on their fair value at the date of grant or to continue to apply our current accounting policy under Accounting Principles Board, (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees,” and recognize compensation expense, if any, based on the intrinsic value of the equity instrument at the measurement date. In December of 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, “Accounting for Stock- Based Compensation - Transition and Disclosure - An Amendment to FASB Statement No. 123” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company elected to not change to the fair value based method of accounting for stock based compensation. Additionally, the statement amended disclosure requirements of SFAS No. 123 to require more prominent disclosure in both annual and interim financial statements. We elected to continue following APB No. 25 and when required, provide the pro forma provisions of SFAS No. 123.

As referred to in Note 4, the Company repriced 3,000,000 options effective January 1, 2005. Repriced options are accounted for as compensatory options using variable accounting treatment in accordance with FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Based Compensation - an Interpretation of APB No. 25" ("FIN44"). Under variable plan accounting, compensation expense is adjusted for increases or decreases in the fair market value of the Company's common stock to the extent that the market value exceeds the exercise price of the option. Variable plan accounting is applied to the repriced options until the options are exercised, forfeited, or expire unexercised.

Had compensation costs for stock options granted to an employee been determined based on the fair value at the grant date for the three and six months ended March 31, 2005 and 2004, consistent with the provisions of SFAS No. 123, the net loss and net loss per share would have been reflective of the pro forma amounts indicated below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004

Net loss - as reported	$(821,359)	$(715,966)	$(7,942,427)	$(1,702,562)

Plus: stock-based compensation expense determined using the intrinsic value of the option at the measurement date	497,960	-	561,710	-

Less: stock-based employee compensation determined under fair value method for all awards granted to employees	(137,884)	-	(245,363)	-

Net loss - pro forma	$(461,283)	$(715,966)	$(7,626,080)	$(1,702,562)

Basic and diluted net loss per share - as reported	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Basic and diluted net loss per share - pro forma	$(0.00)	$(0.00)	$(0.01)	$(0.00)

New accounting pronouncements

On December 16, 2004, as subsequently amended on April 4, 2005, FASB issued FASB SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for public entities first interim period for fiscal years beginning after June 15, 2005. The Company has not yet assessed the impact of adopting this new standard.

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

On April 20, 2004, the Company exercised its preferential rights in the JDZ under the April 7, 2003 Administration Agreement with the JDA. The following represents the choices made by the Company and the status of any Signature Bonus payable by the Company for each relevant block:

	Working Interest
Option Choice	Percentage	Type	Status	Block Choice
Choice 1	15%	Signature Bonus	Bonus Free	Block 6
Choice 2	15%	Signature Bonus	Bonus Payable	Block 5
Choice 3	20%	Signature Bonus	Bonus Free	Block 3
Choice 4	30%	Signature Bonus	Bonus Free	Block 2
Choice 5	25%	Signature Bonus	Bonus Free	Block 4
Choice 6	20%	Signature Bonus	Bonus Payable	Block 9

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

Note 3 -  Notes Payable

Convertible debt non-related party

During the quarter ended December 31, 2004 non-affiliated note holders agreed to convert $1,592,520 of convertible debt and $84,850 of accrued interest into 8,386,853 shares of common stock. The conversion price was $0.20 per share and the conversion was completed in January 2005.

As of March 31, 2005, the Company has $33,513 of nonaffiliated convertible debt and $2,268 accrued but unpaid interest outstanding. As of March 31, 2005, if the outstanding convertible debt was converted using the conversion price of $0.20 per share, the Company would be required to issue 178,905 shares of common stock based on an outstanding principal amount of $33,513.

Convertible debt - related party

During the three months ended December 31, 2004, the company reached an agreement with Chrome to restructure outstanding debt totaling $10,134,084 and enter into a new $2,500,000 working capital line of credit. To facilitate the debt restructuring, the Company agreed to issue Chrome 14,023,352 shares of common stock; 12,465,202 shares immediately, 623,260 shares on the advance of $1,000,000 and the remaining 934,890 shares upon receipt of the additional $1,500,000 available under the working capital line. In addition, the Company issued 12,308,359 share of common stock to satisfy current interest accrued but not paid of $2,461,712 on the notes that were consolidated into the new $10,134,084 note.

Pursuant to the debt restructure agreement, the Company issued a 12% note with a principal amount of $10,134,084, to be settled at the option of the Company at $0.175 per share, and expiring on January 31, 2007. The Company also issued a 10% working capital line of credit in the amount of $2,500,000 to be settled at the option of the Company at $0.175 per share. When the working capital line of credit was fully funded in January 2005, there was $12,634,084 of principal outstanding under these two notes.

 On January 28, 2005, the Company exercised its right to convert the two new notes (the “Consolidated Note”), dated as of December 15, 2004, in favor of Chrome, with a principal balance of $10,134,084 and accrued interest as of January 28, 2005 of $146,597, and the Promissory Note (the “Promissory Note”), dated as of December 15, 2004, in favor of Chrome with an original principal amount of $2,500,000 and accrued interest as of January 28, 2005 of $11,986.

The Company issued to Chrome 73,100,962 of unregistered shares of ERHC common stock in conversion of the entire outstanding principal and accrued interest of the Consolidated Note and the Promissory Note. The Consolidated Note and Promissory Note were converted at $0.175 per share pursuant to the terms of such notes and cancelled in their entirety. ERHC issued these shares pursuant to the exemption from registration requirements of the Securities Act of 1933, as amended, by Section 4(2).

As of March 31, 2005, the Company has no convertible debt with any related party.

Note 4 -  Shareholders’ Equity (Deficit)

Common stock issued for settlements
During October 2004, the Company issued 100,000 shares of common stock to one creditor for an accounts payable balance owed in the aggregate amount of $36,437.

During October 2004, the Company issued 160,000 shares of common stock to one creditor for an accounts payable balance owed in the aggregate amount of $70,463.

During October 2004, the Company issued 150,000 shares of common stock to one creditor for an accounts payable balance owed in the aggregate amount of $68,745.

In January 2005, 400,000 warrants were exercised on a cashless basis for 229,787 shares of common stock.

During February 2005, the Company issued 70,000 shares of common stock to in settlement of the lawsuit Charles Briley v. ERHC .  Fifteenth Judicial District Court, Lafayette Parish, Louisiana, No. 2002-2016.

During February 2005, the Company issued 175,000 shares of common stock to one creditor for an accounts payable balance owed and prepayment of fees in the aggregate amount of $78,460

During February 2005, the Company issued 70,000 shares of Rule 144 restricted common stock and paid $9,000 in settlement of a lawsuit.

In February 2005, 600,000 warrants were exercised on a cashless basis for 357,576 shares of common stock.

During March 2005, the Company issued 150,000 shares of common stock to one creditor for an accounts payable balance owed and prepayment of fees in the aggregate amount of $105,684

Common stock issued for conversion of debt and payment of accrued interest

During the quarter ended December 31, 2004 non-affiliated noteholders agreed to convert $1,677,371 of convertible debt and accrued interest into 8,386,853 shares of common stock. The conversion price was $0.20 per share.

During the quarter ended December 31, 2004, the Company also agreed to issue Chrome 14,023,352 shares of common stock, 12,465,202 issued immediately, 623,260 shares issued on the advance of $1,000,000 and the remainder issued throughout the term of the working capital loan. In addition the Company issued 12,308,359 share of common stock to satisfy current interest accrued but not paid of $2,461,712. The shares of common stock to Chrome for entering into the debt restructuring had a fair value of $5,749,575 and have been recorded as a loss on extinguishment of debt.

In January, 2005, the Company issued 73,100,962 shares of common stock to Chrome for conversion of debt representing $12,134,084 of principal and $158,583 of accrued interest.

In January, 2005, the Company issued 26,331,711 shares of common stock, of which 12,308,560 represented accrued interest totaling $2,461,712, and the remainder for agreement to enter into the debt restructuring and provide an additional working capital line of credit pursuant to the agreement. The issuance of these shares was recognized in the period ending December 31, 2004, as a loss on extinguishment of debt.

Stock options issued and repriced

On January 1, 2005, the Company agreed to issue options to purchase a total of 1,250,000 shares of common stock, upon completion of a full year of service, to two consultants as part of their initial compensation packages. These options have an exercise price of $0.20 per share and vest on December 31, 2005.

During the six months ended March 31, 2005 the Company modified the exercise price of 3,000,000 options to one employee from $0.30 per share to $0.20 per share and those options became subject to variable plan accounting. Under variable plan accounting, compensation expense is adjusted for increases or decreases in the fair market value of the Company's common stock to the extent that the market value exceeds the exercise price of the option. Variable plan accounting is applied to the repriced options until the options are exercised, forfeited, or expire unexercised. During the three months ended March 31, 2005, the Company incurred additional expenses of $434,201 as a result of this pricing.

Note 5 - Commitments and Contingencies

Pending Litigation and Other Contingencies

During August 1999 and February 2001, the Company underwent changes of control.  Following the changes of control of the Company, new management and the new board of directors were required to expend significant Company resources to settle claims and expenses arising out of the conduct of prior management. Theses claims were fully resolved in April 2005 by the issuance of 525,000 shares of common stock valued at $430,725 and cash of $40,000 for a total of  $470,725 in cash and common stock.  The Company had previously recognized accrued officers’ salaries of $723,035 for amounts due under these claims and, as a result of reaching a final settlement, recognized a $252,310 gain from revision of this estimate in the quarter ended March 31, 2005.  The Company is subject to other legal proceedings that have arisen in the ordinary course of business and have not been fully adjudicated.  Although there can be no assurance as to the ultimate disposition of these matters and the proceedings disclosed above, in the opinion of management, based upon information available at this time, the cost of defense or settlement of these actions, individually or in the aggregate, will not have a materially adverse effect on the financial position, results of operations, or cash flows of the Company.

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

Commitments

On January 25, 2005, the Board of Directors approved the increase in the salary of the President and Chief Executive Officer, Mr. Ali Memon, from $150,000 to $200,000 per year, effective February 1, 2005. Additionally, the Company agreed to amend the exercise price of 3,000,000 options granted, or to be granted, to Mr. Memon over the term of his employment agreement from $0.30 per share to $0.20 per share with effect from January 1, 2005. The financial impact of this change has been recognized during the three month period ending March 31, 2005. Additionally, the change in exercise price of Mr. Memon’s options resulted in variable plan accounting for his options that will result in his options being adjusted to fair value during each period until exercise or expiration.

Effective January 1, 2005 the Company entered into consulting agreements with two individuals, which requires payment of cash and the issuance of options for a total of 1,250,000 shares of common stock upon completion of a full year of service. These options have an exercise price of $0.20 per share and will vest immediately upon issuance and will have no expiration date. Either party may terminate these consulting agreements with 30 days notice. The options issued under these consulting agreements include provisions for cashless exercise.

The Company’s executive officers incurred significant direct expense for travel and related expenses of approximately $47,000 and $143,000 during the three and six months ended March 31, 2005 respectively. The comparable amounts for the three and six month periods ended March 31, 2004 were approximately $96,000 and $199,000, respectively.

The Company leases office space at 5444 Westheimer Road, Houston, Texas.  This lease for office space expires February 2006. The monthly base rent payment is $3,242 based on approximately 1,900 square feet of office space.

To date, members of the board of directors have not received any compensation, but have been reimbursed for expenses incurred in the performance of their duties.  In the future, the Company may decide to pay its directors.

The Company currently has two officers and support staff that provide services to the Company pursuant to consulting agreements.

In May 2002, the Company entered into an agreement with a consulting group to advise the Company in securing financing of up to $1,500,000 and in structuring a joint venture arrangement with a partner. The Company is required to pay an initial fee of 1,000,000 shares of common stock as well as to reimburse the consultant for out of pocket expenses. In addition, the Company is obligated to pay a 2.5% fee of the amount of capital raised and an additional fee of 2,000,000 shares of common stock contingent upon the successful first closing of a joint venture transaction. During the six month period ended March 31, 2005, no funds were raised and no expenses were incurred under this agreement.

During May 2003, the Company entered into an agreement with a consultant to provide general consulting services to the Company including transaction support, evaluation of geological and seismic data, preparation of valuations and participation in meetings with potential partners or purchasers of the Company in connection with its oil and gas interests in the JDZ and the EEZ.  The terms of the agreement provide for monthly payments of $10,000 plus expenses for twelve months beginning September 2003.  In addition, the agreement provides for a success fee of $50,000 should the Company close a transaction for the sale of its interest in the JDZ or the EEZ. During July 2004, the Company revised the agreement to a month-to-month arrangement effective June 1, 2004. In addition, the revised agreement provides for an additional success fee of 500,000 shares of common stock. During the six month periods ended March 31, 2005, and 2004 total expenses incurred under this consulting agreement were $75, 677 and $43,971, respectively.

Note 6 - Subsequent Events

Sam L. Bass, Jr. v. ERHC - U.S. District Court, Western District of Louisiana, No. 6:99CV1668.  The plaintiff and the Company executed a settlement requiring the Company to issue a total of 280,000 restricted shares and cash and the case was dismissed in April 2005.

George LeBlanc v. ERHC - Fifteenth Judicial District Court, Lafayette Parish, Louisiana, No. 2002-2017. The plaintiff and the Company executed a settlement requiring the Company to issue a total of 70,000 restricted shares and cash and the case was dismissed in April 2005.

Robert McKnight v. ERHC - Fifteenth Judicial District Court, Lafayette Parish, Louisiana, No. 2002-2018 (filed April 18, 2002).  The plaintiff and the Company executed a settlement requiring the Company to issue a total of 175,000 restricted shares and the case was dismissed in April 2005.

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

Results of Operations

Six Months Ended March 31, 2005 Compared with Six Months Ended March 31, 2004

During the six months ended March 31, 2005, the Company incurred a net loss of $7,942,427, compared to a net loss of $1,702,562 for the six months ended March 31, 2004.  A significant portion of the $6,239,865 increase in net loss for the six months ended March 31, 2005 relates to the $5,749,575 loss on extinguishment of debt the Company incurred as a result of the debt restructuring. General and administrative expenses increased by $727,667 for the six months ended March 31, 2005 as compared to the six months ended March 31, 2004 primarily due to $561,710 in charges related to amortization of deferred compensation and repricing of stock options. This was offset by a gain of $252,310 for settlements of claims.

Through December 31, 2004, a management services agreement with Chrome Oil Services, Ltd. (“COS”) existed. Pursuant to that agreement, COS provided the Company with management and business development services. COS provided these services to the Company for a management fee of $68,000 per month.  The Chief Financial Officer and Secretary were employees of COS that provided services to the Company and these persons receive salaries and overhead expense reimbursement from COS, not from the Company. Expenses not covered under the management services agreement were paid by the Company and included primarily general office supplies. This agreement was cancelled effective December 31, 2004. During the six months ended March 31, 2005 and 2004, total expenses incurred under this management services agreement were $204,000 and $408,000, respectively.  The Company’s executive officers and directors incurred significant travel expenses of approximately $143,000 and $199,000 during each of the six month periods ended March 31, 2005 and 2004, respectively while managing the ongoing affairs of the Company.  The Company anticipates travel related expenses to continue to be significant as the Company further develops its business interests.  The net loss per common share was $0.01, basic and diluted, for the six months ended March 31, 2005 compared to a net loss per common share of $0.00, basic and diluted, for the six months ended March 31, 2004.

During the six months ended March 31, 2005 and 2004, the Company had no revenues from which cash flows could be generated to support operations and thus relied on borrowings funded from its line of credit provided by Chrome as well as the sale of common stock. The line of credit has been converted into common stock of the Company.

Three Months Ended March 31, 2005 Compared with Three Months Ended March 31, 2004

During the three months ended March 31, 2005, the Company incurred a net loss of $821,359 compared to a net loss of $715,966 for the three months ended March 31, 2004.  The $105,393 increase in net loss for the three months ended March 31, 2005 was primarily attributable to a $497,000 increase in compensation expense due to amortization of deferred compensation and compensation associated with the repricing of stock options, offset by a $253,728 decrease in interest expenses related to the conversion of substantially all long-term debt to equity at the beginning of the quarter and a $252,310 gain recognized upon settlement of claims for compensation.

Through December 31, 2004, a management services agreement with Chrome Oil Services, Ltd. (“COS”) existed. Pursuant to that agreement, COS provides the Company with management and business development services. COS provides these services to the Company for a management fee of $68,000 per month.  The Chief Financial Officer and Secretary were employees of COS that provided services to the Company and these persons receive salaries and overhead expense reimbursement from COS, not from the Company. Expenses not covered under the management services agreement are paid by the Company which includes primarily general office supplies. This agreement was cancelled effective December 31, 2004. During the three months ended March 31, 2005 and 2004, total expenses incurred under this management services agreement were $0 and $204,000 respectively.  The Company’s executive officers and directors incurred significant travel expenses of approximately $47,000 and $96,000 for the quarters ended March 31, 2005 and 2004, respectively while managing the ongoing affairs of the Company.  The Company anticipates travel related expenses to continue to be significant as the Company further develops its business interests.  The net loss per common share was $0.00, basic and diluted, for the six three months ended March 31, 2005 compared to a net loss per common share of $0.00, basic and diluted, for the three months ended March 31, 2004.

During the three months ended March 31, 2005 and 2004, the Company had no revenues from which cash flows could be generated to support operations and thus relied on borrowings funded from its line of credit provided by Chrome as well as the sale of common stock. The line of credit has since been converted into common stock of the Company.

Liquidity and Capital Resources

As of March 31, 2005, the Company had $1,921,237 in cash and cash equivalents and working capital of $949,537. Included within this working capital amount, $421,325 relates to accrued officers salaries that have been subsequently settled and will be paid primarily in stock.

Historically, the Company has financed its operations from the sale of debt and equity securities (including the issuance of its securities in exchange for goods and services) and from advances from bank and other debt agreements.  There have been no significant cash flows generated from operations in the past two years.

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

During the three months ended December 31, 2004, the company reached an agreement with Chrome to restructure outstanding debt totaling $10,134,084 and enter into a new $2,500,000 working capital line of credit. To facilitate the debt restructuring, the Company agreed to issue Chrome 14,023,352 shares of common stock; 12,465,202 issued immediately, 623,260 shares issued on the advance of $1,000,000 and the remaining 934,890 shares upon receipt of the additional $1,500,000 available under the working capital line. In addition the Company issued 12,308,359 share of common stock to satisfy current interest accrued but not paid of $2,461,712 on the notes that were consolidated into the new $10,134,084 note. The 14,023,352 shares of common stock to Chrome for entering into the debt restructuring had a share value of $5,749,525 and has been recorded as Loss on Extinguishment of Debt with a corresponding amount recorded as Additional Paid In Capital.

Pursuant to the debt restructure agreement, the Company issued a 12% note with a principal amount of $10,134,084, to be settled at the option of the Company at $0.175 per share, and expiring on January 31, 2007. The Company also issued a 10% working capital line of credit in the amount of $2,500,000 to be settled at the option of the Company at $0.175 per share. When the working capital line of credit was fully funded in January 2005, there was $12,634,084 of principal outstanding under these two notes.

On January 28, 2005, the Company exercised its right to convert the two new notes (that certain consolidated note (the “Consolidated Note”), dated as of December 15, 2004, in favor of Chrome, with a principal balance of $10,134,084 and accrued interest as of January 28, 2005 of $146,597, and that certain Promissory Note (the “Promissory Note”), dated as of December 15, 2004, in favor of Chrome with an original principal amount of $2,500,000 and accrued interest as of January 28, 2005 of $11,986.

The Company issued to Chrome 73,100,962 of unregistered shares of ERHC common stock in conversion of the entire outstanding principal and accrued interest of the Consolidated Note and the Promissory Note. The Consolidated Note was converted at $0.175 per share pursuant to the terms of such note and cancelled in its entirety. The Promissory Note was converted at $0.175 per share pursuant to the terms of such note and cancelled in its entirety. ERHC issued these shares pursuant to the exemption from registration requirements of the Securities Act of 1933, as amended, by Section 4(2).

As of March 31, 2005, the Company has $33,513 of nonaffiliated convertible debt and $2,268 accrued but unpaid interest outstanding. As of March 31, 2005, if the outstanding convertible debt was converted using the conversion price of $0.20 per share, the Company would be required to issue 178,905 shares of common stock based on an outstanding principal amount of $33,513.

As of March 31, 2005, the Company has no convertible debt with any related party.

Forward Looking Statements

This report contains forward-looking statements. These statements relate to future events or ERHC Energy Inc.’s (“Company” or “ERHC”) future financial performance and involve known and unknown risks, uncertainties and other factors that may cause ERHC or its industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements.

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

Currently all of the Company’s contracts are denominated in $US.  As a result, the Company's financial statement results are unlikely to be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

The Company does not hold derivative financial or commodity instruments, nor does it engage in any foreign currency denominated transactions.

Item 4. Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of March 31, 2005. Based on such evaluation, such officers have concluded that the Company's disclosure controls and procedures are effective.

Changes in Internal Controls

There has been no change in the Company's internal control over financial reporting identified in connection with our evaluation that occurred during our last fiscal quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Sam L. Bass, Jr. v. ERHC .  U.S. District Court, Western District of Louisiana, No. 6:99CV1668.  This matter was settled in April 2005.

George LeBlanc v. ERHC .  Fifteenth Judicial District Court, Lafayette Parish, Louisiana, No. 2002-2017. This matter was settled in April 2005.

Robert McKnight v. ERHC .  Fifteenth Judicial District Court, Lafayette Parish, Louisiana, No. 2002-2018.  This matter was settled in April 2005.

Item 2. Unregistered Sale of Securities and Use of Proceeds

During February 2005, the Company issued 175,000 shares of common stock to one creditor for an accounts payable balance owed and prepayment of fees in the aggregate amount $78,460.

During February 2005, the Company issued 70,000 shares of Rule 144 restricted common stock and paid $9,000 in settlement of a lawsuit.

During March 2005, the Company issued 150,000 shares of common stock to one creditor for an accounts payable balance owed and prepayment of fees in the aggregate amount $105,684.

In January 2005, 400,000 warrants were exercised on a cashless basis for 229,787 shares of common stock.

In February 2005, 600,000 warrants were exercised on a cashless basis for 357,576 shares of common stock.

Common stock issued for conversion of debt and payment of accrued interest

In January 2005, the Company issued 73,100,962 shares of common stock to Chrome for conversion of debt representing $12,634,084 of principal and $158,583 of accrued interest.

In January 2005 the Company issued 26,331,711 shares of common stock, of which 12,308,560 represented accrued interest totaling $2,461,712, and the remainder for agreement to the debt restructuring and provide an additional working capital line of credit pursuant to the agreement.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The Company set a record date and a special meeting of the stockholders of the Company to be held on February 4, 2005 to vote on the adoption of a stock option plan and to change the name of the Company to “ERHC Energy Inc.”

On February 4, 2005, the stockholders approved both proposals as follows:

	For	Against	Abstain
Proposition 1 - Name change	565,966,612	235,714	102,544

Proposition 2- Adoption of stock option plan	370,702,526	3,140,950	1,003,248

Item 5. Other Information

The Employment Agreement of Ali Memon was amended effective February 1, 2005. See Exhibit 10.7.

Item 6. Exhibits and Reports on Form 8-K

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT

10.1*
Option Agreement, dated April 7, 2003, by and between the Company and the Democratic Republic of Sao Tome and Principe (incorporated herein by reference to Exhibit 10.1 of Form 8-K filed April 2, 2003)

10.2*	Management and Administrative Services Agreement by and between Chrome Oil Services, Ltd. and the Company. (Incorporated by reference to Form 10-KSB filed September 24, 2001).
10.3*	Letter Agreement, dated November 29, 2004, by and between the Company and Chrome (incorporated herein by reference to Exhibit 10.1 of Form 8-K filed December 29, 2004).
10.4*	Promissory Note, dated December 15, 2004, made by the Company in favor of Chrome (incorporated herein by reference to Exhibit 10.2 of Form 8-K filed December 29, 2004).
10.5*	Promissory Note, dated December 15, 2004, made by the Company in favor of Chrome (incorporated herein by reference to Exhibit 10.3 of Form 8-K filed December 29, 2004).
10.6*	Employment Agreement with Ali Memon. (incorporated herein by reference to Exhibit 10.6 of Form 10-K filed December 29, 2004).
10.7 *	Amendment to Employment Agreement with Ali Memon
31.1	Certification Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* previously filed