Form 10-Q
period 2005-06-30
ERHC Energy Inc
filed 2005-08-09
CIK 799235

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, at the latest practicable date:

The number of common shares outstanding at August 4, 2005 was 709,690,093.

                                TABLE OF CONTENTS

                                ERHC ENERGY INC.

                          Part I. Financial Information

Item 1. Unaudited Consolidated Financial Statements

               Consolidated Balance Sheets at June 30, 2005 and September 30, 2004           2

               Consolidated Statements of Operations for the Three and Nine Months Ended
                    June 30, 2005 and 2004                                                   3

               Consolidated Statements of Cash Flows for the Nine Months Ended
                    June 30, 2005 and 2004                                                   4

               Notes to the Consolidated Financial Statements                                6

Item 2. Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                                 14

Item 3. Quantitative and Qualitative Disclosures about Market Risk                           16

Item 4. Controls and Procedures                                                              16

                           Part II. Other Information

Item 1. Legal Proceedings                                                                    17

Item 2. Unregistered Sale of Securities and Use of Proceeds                                  17

Item 3. Defaults Upon Senior Securities                                                      17

Item 4. Submission of Matters to a Vote of Security Holders                                  17

Item 5. Other Information                                                                    17

Item 6. Exhibits                                                                             17

         Signatures                                                                          18

Item 1. Financial Statements

ERHC ENERGY INC.

CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------------------
                                                             June 30,          September 30,
                                                               2005                2004
                                                            ------------       ------------
ASSETS                                                      (Unaudited)

CURRENT ASSETS
     Cash                                                   $  1,416,054       $     20,272
     Restricted cash                                                  --              3,026
     Prepaid expenses and other current assets                   110,464             26,258
                                                            ------------       ------------
          Total current assets                                 1,526,518             49,556

DRSTP concession fee                                           5,679,000          5,679,000
Furniture and equipment, net                                      22,902                 --
                                                            ------------       ------------

TOTAL ASSETS                                                $  7,228,420       $  5,728,556
                                                            ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
     Accounts payable and accrued liabilities               $     88,747       $    227,970
     Accounts payable and accrued liabilities, related
       party                                                      89,077                 --
     Accrued officers' salaries                                       --            723,035
     Accrued interest                                              2,728             65,917
     Accrued interest, related party                                  --          2,256,189
     Asset retirement obligation                                 485,000            485,000
     Current portion of convertible debt                          33,513          1,626,033
                                                            ------------       ------------
          Total current liabilities                              699,065          5,384,144
                                                            ------------       ------------

LONG TERM DEBT
     Nonconvertible debt, related party                               --            403,644
     Convertible debt, related party, net of discount                 --          8,969,420
                                                            ------------       ------------
          Total long term debt                                        --          9,373,064
                                                            ------------       ------------
TOTAL LIABILITIES                                                699,065         14,757,208
                                                            ------------       ------------

COMMITMENTS AND CONTINGENCIES                                         --                 --

SHAREHOLDERS' EQUITY (DEFICIT)
     Preferred stock, $0.0001 par value; authorized
     10,000,000; none issued and outstanding                          --                 --
     Common stock, $0.0001 par value; 950,000,000
     authorized shares; 709,690,073 and 599,952,982
     issued and outstanding at June 30, 2005 and
     September 30, 2004, respectively                             70,969             59,996
     Additional paid-in capital                               83,102,561         59,505,459
     Accumulated deficit                                     (76,303,288)       (68,137,233)
     Deferred compensation                                      (340,887)          (456,874)
                                                            ------------       ------------
          Total shareholders' equity (deficit)                 6,529,355         (9,028,652)
                                                            ------------       ------------

TOTAL LIABILITIES AND SHAREHOLDERS'
          EQUITY (DEFICIT)                                  $  7,228,420       $  5,728,556
                                                            ============       ============

   The accompanying notes are an integral part of these financial statements.

ERHC ENERGY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

-------------------------------------------------------------------------------------------------------------------
                                            Three Months Ended June 30,              Nine Months Ended June 30,
                                         ---------------------------------       ---------------------------------
                                              2005                2004                2005                2004
                                         -------------       -------------       -------------       -------------
COSTS AND EXPENSES
     General and administrative
       expenses                          $     233,704       $     656,399       $   1,887,760       $   1,582,788
                                         -------------       -------------       -------------       -------------

OTHER INCOME (EXPENSES)
     Interest income                            10,537                  --              18,240                  --
     Gain from settlement                           --                  --             252,310                  --
     Other income                                   --             163,796                  --             163,796
     Interest expense                             (461)           (386,774)           (799,270)         (1,162,947)
     Loss on extinguishment of debt                 --                  --          (5,749,575)                 --
                                         -------------       -------------       -------------       -------------

Total other income (expenses), net              10,076            (222,978)         (6,278,295)           (999,151)
                                         -------------       -------------       -------------       -------------

Net loss                                 $    (223,628)      $    (879,377)      $  (8,166,055)      $  (2,581,939)
                                         =============       =============       =============       =============

Net loss per common share - basic
  and diluted                            $       (0.00)      $       (0.00)      $       (0.01)      $       (0.00)
                                         =============       =============       =============       =============

Weighted average number of
  common shares outstanding -
  basic and diluted                        709,558,919         598,621,411         656,546,918         592,328,685
                                         =============       =============       =============       =============

   The accompanying notes are an integral part of these financial statements.

ERHC ENERGY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

-----------------------------------------------------------------------------------------------------
                                                                          Nine Months Ended June 30,
                                                                        -----------------------------
                                                                           2005              2004
                                                                        -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                $(8,166,055)      $(2,581,939)
Adjustments to reconcile net loss to net cash used by
     operating activities
     Depreciation expense                                                     4,401                --
     Gain from settlement                                                  (252,310)               --
     Amortization of beneficial conversion feature
           associated with convertible debt                                 413,503           382,162
     Amortization of deferred compensation                                  280,987                --
     Loss on extinguishment of debt                                       5,749,575                --
     Changes in operating assets and liabilities:
          Prepaid expenses and other current assets                         (25,549)          (18,714)
          Accounts payable and accrued liabilities                          161,961           205,554
          Accrued officers' salaries                                        (53,000)               --
          Accounts payable and accrued liabilities - related party           89,077                --
          Accrued interest and accrued interest, related party              385,769           780,786
                                                                        -----------       -----------

Net cash used by operating activities                                    (1,411,641)       (1,232,151)
                                                                        -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of furniture and equipment                                         (27,303)               --
                                                                        -----------       -----------

Net cash used by investing activities                                       (27,303)               --
                                                                        -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit, related party                               2,500,000                --
Proceeds from convertible debt, related party                               402,100           576,307
Repayment of convertible debt, related party                                (70,400)               --
Proceeds from common stock, net of expenses                                      --           975,000
                                                                        -----------       -----------

Net cash provided by financing activities                                 2,831,700         1,551,307
                                                                        -----------       -----------

Net increase in cash                                                      1,392,756           319,156

Release of restricted cash                                                    3,026                --

Cash, beginning of period                                                    20,272            23,336
                                                                        -----------       -----------

Cash, end of period                                                     $ 1,416,054       $   342,492
                                                                        ===========       ===========

   The accompanying notes are an integral part of these financial statements.

ERHC ENERGY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

-------------------------------------------------------------------------------------------------------
                                                                           Nine Months Ended June 30,
                                                                          ----------------------------
                                                                             2005             2004
                                                                          -----------      -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Noncash operating activities:
Stock issued in exchange for:
    Accounts payable and accrued liabilities                              $   301,132      $   291,701
    Prepaid expense                                                            58,657               --
    Accrued salaries                                                          417,725               --
    Accrued interest                                                           84,850          591,945
    Accrued interest, related party                                         2,620,295               --
    Inducement to restructure convertible
     debt and provide line of credit                                        5,749,575               --

Noncash investing and financing activities:
Conversion of non-related party debt                                        1,592,520        1,645,065
Beneficial conversion feature associated with convertible debt                331,699        1,058,912
Exchange of convertible and non-convertible debt, related party            10,134,084               --
Conversion of related party debt to equity                                 12,634,084               --
Beneficial conversion feature repurchased                                     347,517               --
Repricing of options                                                          165,000               --

   The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements

Note 1 - Business Organization

The financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2004.

General Business and Nature of Operations and Significant Accounting Policies

ERHC Energy Inc. ("ERHC" or the "Company") is an independent oil and gas company. The Company was formed in 1986, as a Colorado corporation, and was engaged in a variety of businesses until 1996, when it began its current operations as an independent oil and gas company. The Company's goal is to maximize its value through exploration and exploitation of oil and gas reserves in the Gulf of Guinea offshore of central West Africa. The Company's current focus is to exploit its assets, which are rights to working interests in exploration acreage in the Joint Development Zone ("JDZ") between the Democratic Republic of Sao Tome & Principe ("DRSTP") and the Federal Republic of Nigeria ("FRN") and in the exclusive territorial waters of Sao Tome (the "Exclusive Economic Zone" or "EEZ"). The Company has formed relationships with Pioneer Natural Resources ("Pioneer") and Noble Energy International, Limited ("Noble"), a subsidiary of Noble Energy, Inc., to assist the Company in exploiting its assets in the JDZ as further described in note 2. The Company currently has no other operations.

Consolidated Financial Statements

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary after elimination of all significant inter-company accounts and transactions.

Concentration of risks

The Company primarily transacts its business with two financial institutions. From time to time the amount on deposit in either one of theses institutions may exceed the $100,000 federally insured limit. The balances are maintained in demand accounts to minimize risk.

The Company is in the process of perfecting its interests in the JDZ, but there is always some risk that circumstances may arise in the ordinary and usual course of business that affect the ability of the Company to raise adequate financial and other resources to develop its interests.

Asset retirement obligation

The Company's asset retirement obligation ("ARO") relates to the plugging and abandonment of certain oil and gas properties in Wichita Falls, Texas. The provisions of Statement of Financial Accounting Standards ("SFAS") No. 143 - "Accounting for Asset Retirement Obligations" require the fair value of a liability for an asset retirement obligation to be recorded and a corresponding increase in the carrying amount of the associated asset. The cost of the tangible asset, including the initially recognized asset retirement cost is depleted over the useful life of the asset. If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded to the retirement obligation and the asset retirement cost. The offsetting ARO liability is recorded at fair value, and accretion expense recognized as the discounted liability is accredited to its expected settlement value. The fair value of the ARO asset and liability is measured using expected future cash outflows discounted at the Company's credit adjusted risk free interest rate. These oil and gas properties were abandoned and written off during the year ended September 30, 1999 and the Company believes the current liability is fully accreted and represents management's best estimate of the fair value of the outstanding obligation.

Impairment of long-lived assets

The Company evaluates the recoverability of long-lived assets when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Impairments are charged to operations in the period in which events and circumstances indicate that such assets might be impaired. Management of the Company has evaluated its investment in its DRSTP concession fee in light of its 2003 Option Agreement and believes that there have been no events or circumstances that would indicate that such asset might be impaired.

Income taxes

The Company accounts for income taxes under the provisions of SFAS No. 109 - "Accounting for Income Taxes," which provides for an asset and liability approach in accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

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

Stock-based compensation

In November 2004, the board of directors authorized a 2004 Compensatory Stock Option Plan which was approved at a special meeting of the stockholders of the Company held on February 4, 2005. The Company has adopted SFAS No. 123 - "Accounting for Stock Based Compensation". Under SFAS No. 123, the Company is permitted to either record expenses for stock options and other employee compensation plans based on their fair value at the date of grant or to continue to apply our current accounting policy under Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees," and recognize compensation expense, if any, based on the intrinsic value of the equity instrument at the measurement date. In December of 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment to FASB Statement No. 123" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company elected to not change to the fair value based method of accounting for stock based compensation. Additionally, the statement amended disclosure requirements of SFAS No. 123 to require more prominent disclosure in both annual and interim financial statements. We elected to continue following APB No. 25 and when required, provide the pro forma provisions of SFAS No. 123.

As referred to in Note 4, the Company changed the exercise price of 3,000,000 options effective January 1, 2005. Such options for which the exercise price has been changed are referred to as re-priced options and are accounted for as compensatory options using variable accounting treatments in accordance with FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Based Compensation - an Interpretation of APB No. 25" (FIN44"). Under variable plan accounting, compensation expense is adjusted for increases or decreases in the fair market value of the Company's common stock to the extent that the market value exceeds the exercise price of the option. Variable plan accounting is applied to the re-priced options until the options are exercised, forfeited, or expire unexercised.

Had compensation costs for stock options granted to an employee been determined based on the fair value at the grant date for the three and nine months ended June 30, 2005 and 2004, consistent with the provisions of SFAS No. 123, the net loss and net loss per share would have been reflective of the pro forma amounts indicated below:


                                                                   Three Months                             Nine Months
                                                                  Ended June 30,                           Ended June 30,
                                                        ---------------------------------       ---------------------------------
                                                             2005                2004                2005                2004
                                                        -------------       -------------       -------------       -------------
Net loss - as reported                                  $    (223,628)      $    (879,377)      $  (8,166,055)      $  (2,581,939)

     Plus: stock-based compensation expense
     determined using the intrinsic value of the
     option at the measurement date                          (280,724)                 --             280,987                  --

     Less: stock-based employee
     compensation determined under fair
     value method for all awards
     granted to employees                                     (96,847)                 --            (342,210)                 --
                                                        -------------       -------------       -------------       -------------

Net loss - pro forma                                    $    (601,199)      $    (879,377)      $  (8,227,278)      $  (2,581,939)
                                                        -------------       -------------       -------------       -------------
Basic and diluted net loss per share - as reported      $       (0.00)      $       (0.00)      $       (0.01)      $       (0.00)
                                                        -------------       -------------       -------------       -------------
Basic and diluted net loss per share - pro forma        $       (0.00)      $       (0.00)      $       (0.01)      $       (0.00)
                                                        -------------       -------------       -------------       -------------


New accounting pronouncements

On December 16, 2004, as amended on April 14, 2005, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning as of the first interim reporting period for fiscal years beginning after December 15, 2005. We are in the process of determining the impact of the requirements of SFAS No. 123(R). We believe it is likely that the financial statement impact from the implementation of the requirements of SFAS No. 123(R) will significantly impact our future results of operations and we continue to evaluate it to determine the degree of significance.

On November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an Amendment of ARB No. 43, Chapter 4. The standard requires that abnormal amounts of idle capacity and spoilage costs within inventory be excluded from the cost of inventory and expensed when incurred. The provisions of SFAS No. 151 are applicable to inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 153 is expected to have no impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets--an amendment of Accounting Principles Board ("APB") Opinion No. 29" is effective for fiscal years beginning after June 15, 2005. This Statement addresses the measurement of exchange of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions" and replaces it with an exception for exchanges that do not have commercial substance. The adoption of SFAS No. 153 is expected to have no impact on our consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3". This statement changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Adoption of SFAS154 is not expected to have an effect on our consolidated financial statements.

Note 2 - Sao Tome Concession

Concession Fee Payment

The 1997 Agreement required the Company to pay a $5,000,000 concession fee to the DRSTP.

Concession Fee Agreement

On May 21, 2001, the Company and the DRSTP reached the 2001 Agreement that replaced the 1997 Agreement.

The 2001 Agreement gives ERHC rights to participate in exploration and production activities in both the EEZ and JDZ. The 2003 Option Agreement gives ERHC rights to participate in exploration and production activities in the JDZ in exchange for relinquishing its rights to participate in exploration and production activities in the JDZ granted under the 2001 Agreement.

In April 2004 ERHC exercised its rights in the JDZ between Nigeria and Sao Tome and Principe under the April 7, 2003 Administration Agreement with the JDA.

The following represents ERHC's rights in the JDZ blocks and the signature bonus payable for each block:

                            Working
                            Interest
     Location               Percentage    Type
     ---------------------- ------------- ----------------------------
     Block 2                   30%        Signature Bonus Free
     Block 3                   20%        Signature Bonus Free
     Block 4                   25%        Signature Bonus Free
     Block 5                   15%        Signature Bonus Payable
     Block 6                   15%        Signature Bonus Free
     Block 9                   20%        Signature Bonus Payable


This exercise of the Company's rights was subject to the condition that if no license is awarded or a license is awarded and subsequently withdrawn by the JDA prior to the commencement of operations, ERHC will be entitled to receive its working interest in that block in a future license awarded for the block.

In August 2004, the Company entered into a Participation Agreement with Pioneer whereby the companies will jointly apply for rights in the production sharing contract for Block 2 of the JDZ.

In September 2004, the Company entered into a Participation Agreement with Noble whereby the companies will jointly apply for rights in the production sharing contract for Block 4 of the JDZ.

In December 2004, the Company entered into a Participation Agreement with Pioneer under which the companies jointly applied for rights in the production sharing contract for Block 3 of the JDZ.

In May 2005, the JDA announced the awards for the blocks in the 2004 JDZ Licensing Round. The awards included both the preferential rights interests in Blocks plus additional bid interests awarded to bid groups. The awards were:

      o In Block 2, the Pioneer and ERHC group was awarded 35% interest as a result of the joint bid submitted by the companies. In addition the JDA confirmed the award to ERHC of its 30% Option Interest, free of any signature bonus.

      o In Block 3, the Pioneer and ERHC group was awarded 5% interest as a result of the joint bid submitted by the companies. In addition the JDA confirmed the award to ERHC of its 20% Option Interest, free of any signature bonus.

      o In Block 4, the Noble and ERHC group was awarded 35% interest as a result of the joint bid submitted by the companies. In addition the JDA confirmed the award to ERHC of its 25% Option Interest, free of any signature bonus.

      o In Block 5, the JDA confirmed the award to ERHC of its 15% Option Interest, with signature bonus payable.

      o In Block 6, the JDA confirmed the award to ERHC of its 15% Option Interest, free of any signature bonus payable.

In June 2005, ERHC accepted the awards by the JDA for Blocks 2, 3, 4, 5 and 6, subject to the execution of a mutually acceptable production sharing contract and joint operating agreement for each block.

In July 2005, the JDA announced a schedule for the review, negotiation and execution of Production Sharing Contracts for each block.

Under the 2001 Agreement ERHC retained the following rights to participate in exploration and production activities in the EEZ subject to certain restrictions: (a) a right to receive 100% interest in up to two blocks of ERHC's choice without the payment of signature bonus, and (b) the option to acquire up to a 15% paid working interest in up to two blocks of ERHC's choice in the EEZ. The Company would be required to pay its proportionate share of the signature bonus and all other costs related to the exploration and exploitation of the blocks in the EEZ.

The above is only a brief summary of the terms of the 2001 Agreement and the 2003 Option Agreement and such summaries do not purport to be complete and are qualified in their entirety by reference to the 2001 Agreement and 2003 Option Agreement, respectively (any and all related documents). The 2001 Agreement and 2003 Option Agreement have been filed with the SEC and are available on the U.S. Securities and Exchange Commission's ("SEC") web site at www.sec.gov.

Note 3 - Long-Term Debt

Convertible debt non-related party

During the quarter ended December 31, 2004 non-affiliated note holders agreed to convert $1,592,520 of convertible debt and $84,850 of accrued interest into 8,386,853 shares of common stock. The conversion price was $0.20 per share and the conversion was completed in January 2005.

At June 30, 2005, the Company has $33,513 of nonaffiliated convertible debt and $2,728 accrued but unpaid interest outstanding. At June 30, 2005, if the outstanding convertible debt was converted using the conversion price of $0.20 per share, the Company would be required to issue 181,207 shares of common stock based on an outstanding principal amount of $33,513.

Convertible debt - related party

During the three months ended December 31, 2004 the Company reached an agreement with Chrome Energy, L.L.C. ("Chrome") to restructure outstanding debt totaling $10,134,084 and enter into a new $2,500,000 working capital line of credit. To facilitate the debt restructuring, the Company agreed to issue Chrome 14,023,352 shares of common stock; 12,465,202 shares immediately, 623,260 shares on the advance of $1,000,000 and the remaining 934,890 shares upon receipt of the additional $1,500,000 available under the working capital line. In addition the Company issued 12,308,560 shares of common stock to satisfy current interest accrued but not paid of $2,461,712 on the notes that were consolidated into the new $10,134,084 note.

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

On January 28, 2005, the Company exercised its right to convert the two new notes (the "Consolidated Note"), dated at December 15, 2004, in favor of Chrome, with a principal balance of $10,134,084 and accrued interest at January 28, 2005 of $146,597, and (the "Promissory Note"), dated at December 15, 2004, in favor of Chrome with an original principal amount of $2,500,000 and accrued interest at January 28, 2005 of $11,986.

The Company issued to Chrome 73,100,962 of unregistered shares of ERHC common stock in conversion of the entire outstanding principal and accrued interest of the Consolidated Note and the Promissory Note. The Consolidated Note and Promissory Note were converted at $0.175 per share pursuant to the terms of such notes and cancelled in their entirety. ERHC issued these shares pursuant Section 4(2) of the Securities Act of 1933, as amended.

At June 30, 2005, the Company has no convertible debt with any related party.


Note 4 - Shareholders' Equity (Deficit)

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

During February 2005, the Company issued 70,000 shares of restricted common stock and paid $9,000 in settlement of a lawsuit.

In February 2005, 600,000 warrants were exercised on a cashless basis for 357,576 shares of common stock.

During March 2005, the Company issued 150,000 shares of common stock to one creditor for an accounts payable balance owed and prepayment of fees in the aggregate amount $105,684.

During April 2005, the Company issued 280,000 shares of restricted common stock (valued at $198,800) and paid $40,000 in settlement of a lawsuit.

During April 2005, the Company issued 175,000 shares of restricted common stock (valued at $130,375) in settlement of a lawsuit.

During April 2005, the Company issued 70,000 shares of restricted common stock (valued at $52,150) and paid $4,000 in settlement of a lawsuit.

Common stock issued for conversion of debt and payment of accrued interest

During the quarter ended December 31, 2004 non-affiliated noteholders agreed to convert $1,677,371 of convertible debt and accrued interest into 8,386,853 shares of common stock. The conversion price was $0.20 per share.

During the quarter ended December 31, 2004, the Company also agreed to issue Chrome 14,023,352 shares of common stock, 12,465,202 issued immediately, 623,260 shares issued on the advance of $1,000,000 and the remainder issued throughout the term of the working capital loan. In addition the Company agreed to issue 12,308,359 share of common stock to satisfy current interest accrued but not paid of $2,461,712. The shares of common stock to Chrome for entering into the debt restructuring had a fair value of $5,749,575 and have been recorded as a loss on extinguishment of debt.

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

In January 2005, the Company issued 73,100,962 shares of common stock to Chrome for conversion of all of its debt representing $12,634,084 of principal and $158,583 of accrued interest.

Stock options issued and re-priced

On January 1, 2005, the Company agreed to issue options to purchase a total of 1,250,000 shares of common stock, upon completion of a full year of service, to two consultants as part of their initial compensation packages. These options have an exercise price of $0.20 per share and vest on December 31, 2005.

During the nine months ended June 30, 2005 the Company modified the exercise price of 3,000,000 options granted to one employee from $0.30 per share to $0.20 per share, which made those options subject to variable plan accounting. Under variable plan accounting, compensation expense is adjusted for increases or decreases in the fair market value of the Company's common stock to the extent that the market value exceeds the new exercise price of the option. Variable plan accounting is applied to the repriced options until the options are exercised, forfeited, or expire unexercised. During the three months ended June 30, 2005, this repricing resulted in a reduction in overall expenses by $344,474 as a result of a downward change in the fair market value of the underlying common stock. For the nine months ended June 30, 2005, the Company incurred additional expenses of $89,737 as a result of this pricing change.

Note 5 - Commitments and Contingencies

Pending Litigation and Other Contingencies

From time to time, certain potential obligations are presented to the Company that may have originated during periods not under existing management's control. These alleged obligations are generally for goods and services for which the Company has no record. The Company actively investigates these claims as they arise. All known material obligations of the Company have been recorded and reflected in the financial statements.

Commitments

On January 25, 2005, the Board of Directors approved the increase in the salary of the President and Chief Executive Officer, Mr. Ali Memon, from $150,000 to $200,000 per year, effective February 1, 2005 through July 31, 2007.

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

The Company's executive officers incurred significant direct expense for travel and related expenses of approximately $104,000 and $247,000 during the three and nine months ended June 30, 2005 respectively. The comparable amounts for the three and nine month periods ended June 30, 2004 were approximately $120,000 and $319,000 respectively.

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

In May 2002, the Company entered into an agreement with a consulting group to advise the Company in securing financing of up to $1,500,000 and in structuring a joint venture arrangement with a partner. This agreement expired in March 2005. During the nine months ended June 30, 2005, no expenses were incurred under this agreement. During the three and nine months ended June 30, 2004, total expenses incurred under this consulting agreement were $27,462, of which $25,000 was charged against additional paid-in capital.

During May 2003, the Company entered into a consulting agreement for general consulting services, including transaction support and evaluation of geological and seismic data. The Agreement has been revised several times. The most recent revision became effective on April 1, 2005 and terminates on September 30, 2005. This revision reduced the consultant's compensation to $2,000 per month (from the former rate of $10,000 per month). In addition, the revised agreement provides for a one time success fee of $50,000 and 500,000 shares of common stock if the Company closes a transaction for sale of its interest in the JDZ During the nine-month periods ended June 30, 2005 and 2004, total expenses incurred under this consulting agreement were $84,970 and $115,501 respectively. During the three-month periods ended June 30, 2005 and 2004, total expenses incurred under this consulting agreement were $9,293 and $47,472, respectively.

Note 6 - Subsequent Events

In July 2005, the JDA informed Company and other participants that the production sharing contract negotiations will commence on August 25, 2005, and that the JDA expects the production sharing contracts to be executed in October 2005.

Further details are available on the JDA website at www.nigeriasaotomejda.com

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of the results of the operations and financial condition of the Company in conjunction with its financial statements, including the notes included in this Form 10-Q filing. You should also read this in connection with "Managements discussion and Analysis of Financial Condition and Results of Operations" and the audited financial statements included in the Annual Report on Form 10-K for the year ended September 30, 2004. The Company's historical results are not necessarily an indication of trends in operating results for any future period.

Overview

The Company's current focus is to exploit its assets, which are rights to working interests in exploration acreage in the JDZ and rights to working interests in the EEZ. The Company has entered into Participation Agreements with Pioneer Natural Resources ("Pioneer") with respect to Blocks 2 and 3 and Noble Energy International, Limited ("Noble"), a subsidiary of Noble Energy, Inc., with respect to Block 4 to jointly evaluate and apply for interests in production sharing contracts in these JDZ Blocks. The technical and operational expertise in conducting exploration operations will be provided by Pioneer and Noble.

Results of Operations

Nine months Ended June 30, 2005 Compared to the Nine months Ended June 30, 2004

During the nine months ended June 30, 2005, the Company incurred a net loss of $8,166,055 compared to a net loss of $2,581,939 for the nine months ended June 30, 2004. A significant portion of the $5,584,116 increase in net loss for the nine months ended June 30, 2005 relates to the $5,749,575 loss on extinguishment of debt the Company incurred as a result of the debt restructuring. General and administrative expenses increased by $304,972 for the nine months ended June 30, 2005 as compared to the nine months ended June 30, 2004. The increase was primarily due to a $280,987 increase in charges related to amortization of deferred compensation and re-pricing of stock options. The Company also reported an increase of $106,754 in other income and a decrease of $363,677 in interest expense because of debt conversion.

Through December 31, 2004, a management services agreement with Chrome Oil Services, Ltd. ("COS") existed. Pursuant to that agreement, COS provided the Company with management and business development services. COS provides these services to the Company for a management fee of $68,000 per month. The Chief Financial Officer and Secretary were employees of COS who received salaries and overhead expense reimbursement from COS, not from the Company. Expenses not covered under the management services agreement were paid by the Company and included primarily general office supplies. This agreement was cancelled effective December 31, 2004. During the nine months ended June 30, 2005 and 2004, total expenses incurred under this management services agreement were $204,000 and $612,000 respectively. The Company's executive officers and directors incurred - travel expenses of approximately $247,000 and $319,000 during the nine month periods ended June 30, 2005 and 2004, respectively, while managing the ongoing affairs of the company. The net loss per common share was $0.01, basic and diluted, for the nine months ended June 30, 2005 compared to a net loss per common share of $0.00, basic and diluted, for the nine months ended June 30, 2004.

During the nine months ended June 30, 2005 and 2004, the Company had no revenues from which cash flows could be generated to support operations and thus relied on its line of credit provided by Chrome as well as the sale of the Company's common stock. The line of credit has since been converted into common stock of the Company.

Three  months  Ended June 30, 2005  Compared to the Three  months Ended June 30,
2004

During the three months ended June 30, 2005, the Company incurred a net loss of $223,628 compared to a net loss of $879,377 for the three months ended June 30, 2004. The $655,749 decrease in net loss for the three months ended June 30, 2005 was primarily attributable to a $386,313 decrease in interest expense as a result of debt conversions and a decrease in compensation expenses of $280,724 due to re-pricing of stock options.

Through December 31, 2004, a management services agreement with COS existed. Pursuant to that agreement, COS provided the Company with management and business development services. COS provides these services to the Company for a management fee of $68,000 per month. The Chief Financial Officer and Secretary were employees of COS that provided services to the Company under the management services agreement. Accordingly, these persons received salaries and overhead expense reimbursement from COS, not from the Company. Expenses not covered under the management services agreement were paid by the Company and included primarily general office supplies. This agreement was cancelled effective December 31, 2004. During the three months ended June 30, 2005 and 2004, total expenses incurred under this management services agreement were $0 and $204,000 respectively. The Company's executive officers and directors incurred significant travel expenses of approximately $104,000 and $120,000 for the quarters ended June 30, 2005 and 2004, respectively while managing the ongoing affairs of the Company. The Company anticipates travel related expenses to continue to be significant as the Company further develops its business interests. The net loss per common share was $0.00, basic and diluted, for both the three months ended June 30, 2005 and the three months ended June 30, 2004.

During the quarters ended June 30, 2005 and 2004, the Company had no revenues from which cash flows could be generated to support operations and thus relied on borrowings funded from its line of credit provided by Chrome as well as the sale of common stock. The line of credit has since been converted into common stock of the Company.

Liquidity and Capital Resources

As of June 30, 2005, the Company had $1,416,054 in cash and cash equivalents and working capital of $827,453, an amount believed to be sufficient to fund working capital obligations for the next twelve months. Historically, the Company has financed its operations from the sale of debt and equity securities (including the issuance of its securities in exchange for goods and services). We will need to continue raising capital from external sources (from which we have no firm commitments) until such time as the Company generates sufficient operating cash flows. There is no assurance that financing will be obtained from any external source, and it is not expected that the Company will generate sufficient operating cash flows for the foreseeable future. Management intends to use its best efforts to raise additional capital through the sale of debt or equity securities, as required.

The Company presently intends to utilize its available sources of funds to pursue its business development activities in West Africa and for general administrative expenditures.

Debt Financing Arrangements

At June 30, 2005, the Company has $33,513 of nonaffiliated convertible debt and $2,728 accrued but unpaid interest outstanding. At June 30, 2005, if the outstanding convertible debt was converted using the conversion price of $0.20 per share, the Company would be required to issue 181,207 shares of common stock based on an outstanding principal amount of $33,513.

At June 30, 2005, the Company has no convertible debt with any related party.

Forward Looking Statements

This report contains forward-looking statements. These statements related to future events or ERHC Energy Inc.'s future financial performance and involve known and unknown risks, uncertainties and other factors that may cause ERHC or its industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements.

In some cases, - forward-looking statements may be identified by terminologies such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is in the process of perfecting its interest in the JDZ. There are the usual risks arising in the ordinary and usual course of business regarding the Company's abilities to meet its financial requirements relating to those interests.

Currently all of the Company's contracts are denominated in United States Dollars. As a result, our financial statement results are unlikely to be affected by changes in foreign currency exchange rates.

The Company does not hold derivative financial or commodity instruments, nor do we engage in any foreign currency denominated transactions.

Item 4. Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures ((as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act)) at the end of the third fiscal quarter of 2005. Based on such evaluation, such officers have concluded that the Company's disclosure controls and procedures are effective.

Changes in Internal Controls

There has been no change in the Company's internal control over financial reporting identified in connection with our evaluation that occurred during our last fiscal quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

                           Part II. Other Information

Item 1. Legal Proceedings

The Company is not aware of any material legal proceedings pending to which it is a party or its property is subject.

Item 2. Unregistered Sale of Securities and Use of Proceeds

During April 2005, the Company issued 280,000 shares of restricted common stock and paid $40,000 in settlement of a lawsuit.

During April 2005, the Company issued 175,000 shares of restricted common stock in settlement of a lawsuit.

During April 2005, the Company issued 70,000 shares of restricted common stock and paid $4,000 in settlement of a lawsuit.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT NO.                     IDENTIFICATION OF EXHIBIT

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

ERHC Energy, Inc.


            Name                               Title                            Date
-----------------------------         -----------------------             ---------------
/s/  Ali Memon                        Chief Executive Officer             August 8, 2005
-----------------------------
     President and Director
     Ali Memon


/s/  Cosmas (Ike) Okpala              Chief Financial Officer             August 8, 2005
-----------------------------
     Cosmas (Ike) Okpala


                                  EXHIBIT INDEX

-----       --------------------------------------------------------------------
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