Form 10-Q/A
period 2005-06-30
ERHC Energy Inc
filed 2005-09-01
CIK 799235

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 Yes |X|  No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

                                 Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

The number of common shares outstanding as of August 4, 2005 was 710,912,226.

                                EXPLANATORY NOTE

      The Company is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as originally filed with the SEC on August 9, 2005, for the sole purpose of amending the cover page to reflect the number of shares of common stock outstanding on August 4, 2005, of 710,912,226 (instead of 709,690,093). This Amendment No. 1 on Form 10-Q/A does not change the previously reported financial statements or any of the other disclosures contained in the original Form 10-Q.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ERHC ENERGY INC.

                                  BY: /s/ Ali Memon
                                      -----------------------
                                      Ali Memon
                                      Chief Executive Officer

                                  BY: /s/ Cosmas (Ike) Okpala
                                      ------------------------
                                      Cosmas (Ike) Okpala
                                      Chief Financial Officer

Dated: August 30, 2005