Form 10-K
period 2005-09-30
ERHC Energy Inc
filed 2005-12-29
CIK 799235

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
--------------------------------------------------------------------------------

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
      1934

                  For the fiscal year ended September 30, 2005

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                                ERHC ENERGY INC.
             (Exact name of registrant as specified in its charter)

                        Commission file number: 000-17325

             Colorado                                            88-0218499
    (State or Other Jurisdiction                              (I.R.S. Employer
 of Incorporation or Organization)                           Identification No.)

    5444 Westheimer Road, Suite 1570, Houston, Texas               77056
    ------------------------------------------------            ----------
        (Address of Principal Executive Office)                 (Zip Code)


                                  713-626-4700
              (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: common stock

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sales price of $0.44 per share on the "over the counter bulletin board" on March 31, 2004 was $147,382,954.

November 30, 2005, registrant had 710,912,226 shares of common stock, par value $0.0001 per share, outstanding.

                       DOCUMENT INCORPORATED BY REFERENCE

The Company's proxy statement in connection with its annual meeting of shareholders to be held in March 2006 is incorporated by reference in Part III, Items 10, 11, 12 and 13.

                                TABLE OF CONTENTS

                                     PART I                                              PAGE
                                                                                         ----
Item 1.    Description of Business                                                          1
Item 2.    Description of Property                                                          6
Item 3.    Legal Proceedings                                                                6
Item 4.    Submission of Matters to a Vote of Security Holders                              6

                                     PART II

Item 5.    Market for Registrant's common stock and Related Shareholder Matters             6
Item 6.    Selected Financial Data                                                          7
Item 7.    Management's Discussion and Analysis of Financial Condition and
             Plan of Operations                                                             8
Item 7a.   Quantitative and Qualitative Disclosures about Market Risk                      11
Item 8.    Financial Statements and Supplementary Data (See Index Below)                   12
Item 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosures                                                     12
Item 9a.   Controls and Procedures                                                         12

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant                              13
Item 11.   Executive Compensation                                                          14
Item 12.   Security Ownership of Certain Beneficial Owners and Management and
             Related Stockholder Matters                                                   14
Item 13.   Certain Relationships and Related Transactions                                  14
Item 14.   Principal Accounting Fees and Services                                          14

                                     PART IV

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K                 15
           Signatures                                                                      16

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Reports of Independent Registered Public Accounting Firms                                 F-2-F-4

Financial Statements:
   Consolidated Balance Sheets as of September 30, 2005 and 2004                          F-5
   Consolidated Statements of Operations for the
     Years Ended September 30, 2005, 2004 and 2003                                        F-6
   Consolidated Statements of Shareholders' Equity (Deficit)
     for the Years Ended September 30, 2005, 2004 and 2003                                F-7
   Consolidated Statements of Cash Flows for the
     Years Ended September 30, 2005, 2004 and 2003                                        F-8
   Notes to Consolidated Financial Statements                                             F-9

This annual report contains forward-looking statements. These statements relate to future events or ERHC Energy Inc.'s (the "Company" or "ERHC") future financial performance and involve known and unknown risks, uncertainties and other factors that may cause ERHC or its industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements.

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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

ERHC Energy Inc. ("ERHC" or the "Company") is an independent oil and gas company. The Company was formed in 1986, as a Colorado corporation, and was engaged in a variety of businesses until 1996, when it began its current operations as an independent oil and gas company. The Company's goal is to maximize its value through exploration and exploitation of oil and gas reserves in the Gulf of Guinea offshore of central West Africa. The Company's current focus is to exploit its assets, which are rights to working interests in exploration acreage in the Joint Development Zone ("JDZ") between the Democratic Republic of Sao Tome & Principe ("DRSTP") and the Federal Republic of Nigeria ("FRN") and in the exclusive territorial waters of Sao Tome (the "Exclusive Economic Zone" or "EEZ"). The Company has formed relationships with upstream oil and gas companies to assist the Company in exploiting its assets in the JDZ. The Company currently has no other operations.

CORPORATE HISTORY; FORMER OPERATIONS

The Company acquired a lease in oil fields located in Wichita County, Texas, which was subsequently assigned to a former shareholder. However, in connection with the lease in Wichita County, the Company may remain liable for certain plugging and abandonment costs, estimated to be approximately $485,000, which have been accrued as of September 30, 2005 and 2004.

CURRENT BUSINESS OPERATIONS

In May 1997, the Company entered into an exclusive joint venture with the DRSTP (the "1997 Agreement"). On May 21, 2001, the 1997 Agreement was replaced by a Memorandum of Agreement (the "2001 Agreement"), which was embodied in a Consent Award issued by the arbitrator as a result of the satisfaction of several conditions, including the ratification of a treaty between the FRN and the DRSTP. The 2001 Agreement gave the Company rights to participate in exploration and production activities in both the exclusive territorial waters of Sao Tome referred to as the EEZ and an area between Sao Tome and the FRN that the two nations have designated as a JDZ.

In April 2003, the Company and DRSTP entered into an Option Agreement (the "2003 Option Agreement") in which the Company relinquished certain financial interests in the JDZ in exchange for exploration rights in the JDZ. In April 2003, the
Company  additionally   entered  into  an  administration   agreement  with  the
Nigeria-Sao Tome and Principe Joint Development Authority ("JDA"). The administration agreement is the formal agreement by the JDA that it will fully implement ERHC's preferential rights to working interests in the JDZ acreage as set forth in the 2003 Option Agreement and describes certain procedures regarding the exercising of these rights. However, ERHC retained under the 2001 Agreement the following rights to participate in exploration and production activities in the EEZ subject to certain restrictions: (a) right to receive up to two blocks of ERHC's choice, and (b) the option to acquire up to a 15% paid working interest in up to two blocks of ERHC's choice in the EEZ. The Company will be required to pay its proportionate share of the signature bonus and all other costs related to the exploration and exploitation of the blocks in the EEZ.

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

On April 13, 2004, the Company submitted a letter to the JDA exercising its option rights in the JDZ. The options exercised by the Company were:

 Option Pick-    Working Interest                        Signature Bonus
 ERHC Choice        Percentage        JDZ Block #            Payable
 -----------     ---------------      -----------        ---------------------
    1                  15%                6              Signature Bonus Free
    2                  15%                5              100% of 15% of the
                                                         total Signature Bonus
    3                  20%                3              Signature Bonus Free
    4                  30%                2              Signature Bonus Free
    5                  25%                4              Signature Bonus Free
    6                  20%                9              100% of 20% of the
                                                         total Signature Bonus

Interpretation carried out by WesternGeco has enabled the identification of 56 prospective structures with Blocks 1 to 9 in the JDZ, of which 17 were defined as prospects and 39 as leads. WesternGeco used reservoir parameters similar to those known from nearby fields in Nigeria and Equatorial Guinea. Combined recoverable reserves potential of the 17 prospects was estimated by WesternGeco to be 14.4 billion barrels of oil. The scope of the WesternGeco report was to interpret and map seismic data, highlight prospectivity and calculate volumetrics. It did not include an attempt to comply with any SEC definition reserves. The SEC permits oil and gas companies, in their filings with the United States Securities and Exchange Commission ("SEC") SEC, to disclose only proved reserves that a company has demonstrated by actual production or conclusive formation tests to be economically and legally producible under existing economic conditions and operating conditions.

This exercise of the Company's rights was subject to the condition that if no license is awarded or a license is awarded and subsequently withdrawn by the JDA prior to the commencement of operations, ERHC will be entitled to receive its working interest in that block in a future license awarded for the block.

On April 26, 2004, the Company announced that, at meetings on April 23rd and 24th, 2004, the Joint Ministerial Council ("JMC") of the JDZ acknowledged the Company's option selections for award of interests pursuant to the exercise of rights under the April 7, 2003 Administration Agreement.

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

      o In Block 4, the Noble and ERHC group was awarded 35% interest as a result of the joint bid submitted by the companies. In addition the JDA confirmed the award to ERHC of its 25% Option Interest, free of any signature bonus. The Company originally formed a relationship Noble Energy Resources ("Noble") to negotiate a production sharing agreement for Block 4. However, Noble subsequently withdrew from negotiations and the company has entered into an agreement with Addax Petroleum ("Addax") under which Addax will replace Noble in the ERHC/Noble group. Approval for Addax to participate in Block 4 has been requested from the JDA.

      o In Block 5, the JDA confirmed the award to ERHC of its 15% Option Interest, with signature bonus payable.

      o In Block 6, the JDA confirmed the award to ERHC of its 15% Option Interest, free of any signature bonus payable.

In June 2005, ERHC accepted the awards by the JDA for Blocks 2, 3, 4, 5 and 6, subject to the execution of a mutually acceptable production sharing contract and joint operating agreement for each block. Since the acceptance of the awards, the participants in each block have been negotiating the production sharing contract and joint operating agreement. As of the date of this report, negotiations were continuing.

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

EMPLOYEES

The Company currently has three officers and support staff that provide services to the Company. The Company directly employs the President and Chief Executive Officer and one support staff individual. The remaining two officers and support staff are provided pursuant to consulting agreements. Through December 31, 2004, a management services agreement with Chrome Oil Services, Ltd. ("COS") existed. Pursuant to that agreement, COS provided the Company with management and business development services. COS provides these services to the Company for a management fee of $68,000 per month. The Chief Financial Officer and Secretary were consultants of COS who received salaries and overhead expense reimbursement from COS, not from the Company. Expenses not covered under the management services agreement were paid by the Company and included primarily general office supplies. This agreement was cancelled effective December 31, 2004. Beginning January 1, 2005, ERHC was directly responsible for all costs and expenses of officers and staff, on the same or similar terms that each individual had with COS.

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

THE COMPANY HAS NO SOURCES OF REVENUE AND A HISTORY OF LOSSES.

The Company's business is at an early stage of development. The Company has not generated any revenue since its entry into the oil and gas business and has incurred significant operating losses. The Company has incurred net losses of $11,270,478, $3,593,388, and $3,153,882 in fiscal years 2005, 2004 and 2003, respectively, and expects to incur additional operating losses for the foreseeable future. The Company may never be profitable.

THE COMPANY'S CURRENT LIQUIDITY IS INSUFFICIENT TO FUND ITS OPERATIONS FOR FISCAL 2006.

To execute its business strategy, the Company will require more capital than it currently has or has commitments to receive. As of September 30, 2005, the Company had cash and other current assets totaling $1,020,583, and current liabilities of $2,779,011, resulting in a working capital deficit of $1,758,428. The Company has previously relied on the best-effort sales of its common stock and debt securities to provide working capital. The Company currently has no firm commitments for equity or debt financing nor does it anticipate entering into such arrangements in the near future. The Company does not expect to generate cash flows from operations for fiscal 2006, and expects to use proceeds from future best-efforts debt or equity financing to fund working capital requirements for the next twelve months. If the Company is unable to raise sufficient capital from external sources to fund its operations, it may need to sell assets to meet working capital needs or curtail operations.

THE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS HAVE BEEN PREPARED ASSUMING THAT THE COMPANY WILL CONTINUE AS A GOING CONCERN.

As shown in the financial statements and discussed in Note 2, the Company has incurred significant recurring losses from operations since inception, has a negative working capital and is dependent on outside sources of financing for continuation of its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

THE COMPANY HAS A LIMITED OPERATING HISTORY IN THE OIL AND GAS BUSINESS.

The Company's operations to date have consisted solely of acquiring rights to working interests in the JDZ and EEZ. The Company's future financial results depend primarily on (1) its ability to enter into production sharing contracts;
(2) its ability to obtain sufficient financing to meet its financial commitments in the production sharing contracts; (3) its ability to discover commercial quantities of oil and gas; and (4) the market price for oil and gas. Management cannot predict that the Company's future operations will be profitable. In addition, the Company's operating results may vary significantly during any financial period. These variations may be caused by significant periods of time between discovery and development of oil or gas reserves, if any, in commercial quantities.

THE COMPANY HAS NOT ENTERED INTO ANY PRODUCTION SHARING CONTRACTS.

The Company's success will depend on its ability to enter into production sharing contracts for Blocks 2, 3, 4, 5 and 6 in the JDZ. Although the Company is in preliminary negotiations to enter into productions sharing contracts in these Blocks, it has no executed contracts. Because of the relative complexity of these types of contracts, the large number of parties involved in these Blocks and the relative inexperience of the JDA in processing these contracts, it is impossible to estimate when, if at all, these contracts will be executed and become effective. There is no assurance the Company will be able to successfully enter into any production sharing contracts.

THE COMPANY WILL LIKELY BE REQUIRED TO RAISE MONEY TO FUND ITS FINANCIAL COMMITMENTS PURSUANT TO ANY PRODUCTION SHARING CONTRACTS.

When, and if the Company enters into a production-sharing contract, it will likely be required to fund its financial commitments. The Company will have to raise money in an equity or debt financing to meet its financial commitments, and to date it has no firm commitments for such financing. If the Company is unsuccessful in raising money in the financing, it will be unable to pay its financial commitment under any production-sharing contract that will result in its default.

THE COMPANY MAY NOT DISCOVER COMMERCIALLY PRODUCTIVE RESERVES IN THE JDZ OR EEZ.

The Company's future success depends on its ability to economically locate oil and gas reserves in commercial quantities in the JDZ and EEZ. This is a region in which no drilling operations have been conducted to date. There can be no assurance that the Company's planned projects in the JDZ or EEZ will result in significant, if any, reserves or that the Company will have future success in drilling productive wells.

THE COMPANY'S NON-OPERATOR STATUS LIMITS ITS CONTROL OVER ITS OIL AND GAS PROJECTS IN THE JDZ OR EEZ.

The Company will focus primarily on creating exploration opportunities and forming relationships with oil and gas companies to develop those opportunities in the JDZ or EEZ. As a result, the Company will have only a limited ability to exercise control over a significant portion of a project's operations or the associated costs of those operations in the JDZ or EEZ. The success of a future project is dependent upon a number of factors that are outside the Company's areas of control. These factors include:


      o the availability of future capital resources to the Company and the other participants to be used for drilling wells;

      o the approval of other participants for the drilling of wells on the projects; and


      o the economic conditions at the time of drilling, including the prevailing and anticipated prices for oil and gas.

The Company's reliance on other project participants and its limited ability to directly control future project costs could have a material adverse effect on its future expected rates of return.

THE COMPANY'S SUCCESS DEPENDS ON ITS ABILITY TO EXPLOIT ITS LIMITED ASSETS.

The Company's only assets are rights to working interest in exploration acreage in the JDZ and EEZ under agreements with the JDA and DRSTP. The Company's operations have been limited to sustaining and managing its rights under these agreements. The Company's success depends on its ability to exploit these assets, of which there is no assurance that it will be successful.

APPROXIMATELY 85% OF THE COMPANY'S TOTAL ASSETS ARE COMPRISED OF INTANGIBLE ASSETS INCLUDING THE DRSTP CONCESSION FEE WHICH IS SUBJECT TO REVIEW ON A PERIODIC BASIS TO DETERMINE WHETHER IMPAIRMENT ON THIS ASSET IS REQUIRED. IMPAIRMENT WOULD NOT ONLY GREATLY DIMINISH THE COMPANY'S ASSETS, BUT WOULD ALSO REQUIRE IT TO RECORD A SIGNIFICANT CHARGE AGAINST ITS EARNINGS.

The Company is required under generally accepted accounting principles to review its intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. At the fiscal year ended September 30, 2005, management evaluated its investment in its DRSTP concession fee in light of its 2003 Option Agreement and believed that there were no events or circumstances that would indicate that such asset might be impaired. If management later determines that impairment exists, the Company will be required to record a significant charge to earnings in its financial statements during the period in which any impairment of the DRSTP concession fee is determined.

THE  COMPANY'S   COMPETITION  INCLUDES  OIL  AND  GAS  CONGLOMERATES  THAT  HAVE
SIGNIFICANT ADVANTAGES OVER IT.

The oil and gas industry is highly competitive. Many companies and individuals are engaged in exploring for crude oil and natural gas and acquiring crude oil and natural gas properties, resulting in a high degree of competition for desirable exploratory and producing properties. The companies with which the Company competes are much larger and have greater financial resources than the Company.

VARIOUS FACTORS BEYOND THE COMPANY'S CONTROL WILL AFFECT PRICES OF OIL AND GAS.

The availability of a ready market for the Company's future crude oil and natural gas production depends on numerous factors beyond its control, including the level of consumer demand, the extent of worldwide crude oil and natural gas production, the costs and availability of alternative fuels, the costs and proximity of transportation facilities, regulation by authorities and the costs of complying with applicable environmental regulations.

THE COMPANY'S OPERATIONS ARE LOCATED OUTSIDE OF THE UNITED STATES WHICH SUBJECTS IT TO RISKS ASSOCIATED WITH INTERNATIONAL ACTIVITIES.

At September 30, 2005, all of the Company's operations were located outside the United States. The Company's only assets are agreements with DRSTP and the JDA, which provide ERHC with rights to participate in exploration and production activities in the Gulf of Guinea off the coast of central West Africa. This geographic area of interest is controlled by foreign governments that have historically experienced volatility, which is out of management's control. The Company's ability to exploit its interests in the agreements in this area may be impacted by this circumstance.

The future success of the Company's international operations may also be adversely affected by risks associated with international activities, including economic and labor conditions, political instability, risk of war, expropriation, renegotiation or modification of existing contracts, tax laws (including host-country import-export, excise and income taxes and United States taxes on foreign subsidiaries) and changes in the value of the U.S. dollar versus the local currencies in which future oil and gas producing activities may be denominated. As well, changes in exchange rates may adversely affect the Company's future results of operations and financial condition.

THE COMPANY'S RESULTS OF OPERATIONS ARE SUSCEPTIBLE TO GENERAL ECONOMIC CONDITIONS.

The Company's revenues and results of operations will be subject to fluctuations based upon the general economic conditions both in the United States and internationally. If there were to be a general economic downturn or a recession in the oil and gas industry, the Company's future revenues and the value of its oil and natural gas exploration concession could be materially adversely affected. If there were to be a general economic downturn or a recession in the oil and gas industry, the Company's ability to exploit its assets in the JDZ and EEZ could be materially adversely affected

ONE SHAREHOLDER CONTROLS APPROXIMATELY 43% OF THE COMPANY'S OUTSTANDING COMMON STOCK.

Chrome Oil Services Ltd. beneficially owns approximately 43% of the outstanding common stock. As a result, Chrome has the ability to substantially influence, and may effectively control the outcome of corporate actions that require stockholder approval, including the election of directors. This concentration of ownership may have the effect of delaying or preventing a future change in control of the Company.

THE COMPANY'S STOCK PRICE IS HIGHLY VOLATILE.

The Company's common stock is currently traded on the Over-the-Counter Bulletin Board. The market price of the Company's common stock has experienced fluctuations that are unrelated to its operating performance. The market price of the common stock has been highly volatile over the last several years. The Company can provide no assurance that its current price will be maintained.

THE COMPANY DOES NOT CURRENTLY PAY DIVIDENDS ON ITS COMMON STOCK AND DO NOT ANTICIPATE DOING SO IN THE FUTURE.

The Company has paid no cash dividends on its common stock, and there is no assurance that the Company will achieve sufficient earnings to pay cash dividends on its common stock in the future. The Company intends to retain any earnings to fund its operations. Therefore, the Company does not anticipate paying any cash dividends on the common stock in the foreseeable future.

THE COMPANY'S STOCK IS CONSIDERED A "PENNY STOCK."

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a share price of less than $5.00. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. These disclosure requirements may have the effect of reducing the level of trading activity in any secondary market for a stock that becomes subject to the penny stock rules. The Company's common stock may be subject to the penny stock rules, and accordingly, investors in the common stock may find it difficult to sell their shares in the future, if at all.

ITEM 2. DESCRIPTION OF PROPERTY

The Company's office is located at 5444 Westheimer Road, Suite 1570, Houston, Texas 77056. Prior to December 31, 2004, these premises were leased by COS and pursuant to a management services agreement, COS provided the space to the Company. This lease for approximately 1,900 sq. ft. of office space expires in February 2006. On December 23, 2004, the Company and COS cancelled, effective December 31, 2004, the management services agreement. On January 1, 2005, ERHC assumed this lease pursuant to its terms.

ITEM 3. LEGAL PROCEEDINGS

The Company is not aware of any material legal proceedings pending to which it is a party or its property is subject. From time to time, the Company may be subject to proceedings, lawsuits and other claims in the ordinary course of business, the resolution of which, in the opinion of management should not have a materially adverse effect on the Company's financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

ERHC's common stock is currently traded on the OTC Bulletin Board under the symbol "ERHE." The market for the Company's common stock is sporadic and highly volatile. The following table sets forth the closing sales price per share of the common stock for the past two fiscal years. These prices reflect inter-dealer prices, without retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

                                                    HIGH               LOW
                                               --------------    ---------------
                                                          (PER SHARE)
                                               ---------------------------------
         FISCAL YEAR 2004
         ----------------
           First Quarter                           $0.41             $0.28
           Second Quarter                          $0.44             $0.28
           Third Quarter                           $0.94             $0.42
           Fourth Quarter                          $0.70             $0.43

         FISCAL YEAR 2005
         ----------------
           First Quarter                           $0.55             $0.28
           Second Quarter                          $0.75             $0.42
           Third Quarter                           $0.94             $0.43
           Fourth Quarter                          $0.50             $0.32

On December 20, 2005, the closing price of the common stock as reported on the "OTC Bulletin Board" was $0.33. As of November 30, 2005, there were approximately 2,460 record owners of the common stock. It is the Company's present policy not to pay cash dividends and to retain future earnings to support growth. Any payment of cash dividends in the future will be dependent upon the amount of funds legally available, the Company's earnings, financial condition, capital requirements, and other factors that the board of directors may deem relevant. The Company has not paid any dividends during the last two fiscal years and does not anticipate paying any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

During the fourth quarter ended September 30, 2005, the Company issued no securities that had not been previously reported.


EQUITY COMPENSATION PLANS

The following table gives information about the Company's common stock that may be issued upon the exercise of options under its 2004 Compensatory Stock Option Plan, which was approved by the Company's shareholders.

---------------------------------------------------------------------------------------------------------------
                                      NUMBER OF SECURITIES                              NUMBER OF SECURITIES
                                       TO BE ISSUED UPON                                REMAINING AVAILABLE
                                          EXERCISE OF          WEIGHTED AVERAGE         FOR FUTURE ISSUANCE
                                          OUTSTANDING         EXERCISE PRICE OF      UNDER EQUITY COMPENSATION
                                        OPTIONS, WARRANTS    OUTSTANDING OPTIONS,   PLANS (EXCLUDING SECURITIES
                                          AND RIGHTS         WARRANTS AND RIGHTS       REFLECTED IN COLUMN A)
                                              (A)                   (B)                          (C)
---------------------------------------------------------------------------------------------------------------

Equity Compensation Plans
Approved by Security Holders                 -                     -                       20,000,000
---------------------------------------------------------------------------------------------------------------

Equity Compensation Plans
Not Approved by Security Holders             3,000,000            $  0.20                  -
---------------------------------------------------------------------------------------------------------------

         Total                               3,000,000            $  0.20                  20,000,000
---------------------------------------------------------------------------------------------------------------

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data of the Company presented below as of and for each of the five years in the period ended September 30, 2005, has been derived from the audited financial statements of the Company. The financial statements as of and for the year ended September 30, 2005 have been audited by Malone & Bailey, PC, and the financial statements as of and for each of the four years in the period ended September 30, 2004 have been audited by Pannell Kerr Forster of Texas, P.C., independent registered public accounting firms, and such financial information for the three years ended September 30, 2005 is included elsewhere in this Form 10-K. The data set forth below should be read in conjunction with the Company's financial statements, related notes thereto and Management's Discussion and Analysis of Financial Condition and Plan of Operations, contained elsewhere herein.

                                                                  FOR THE YEAR ENDED SEPTEMBER 30,
                                    -------------------------------------------------------------------------------------
STATEMENTS OF OPERATIONS DATA           2005                  2004            2003             2002             2001
                                    -------------        -------------    -------------    -------------    -------------
Revenues                            $          --        $          --    $          --    $          --    $          --

Operating expenses                     (4,652,459)          (2,085,426)      (1,944,655)      (2,883,099)      (4,318,493)

Interest expense                       (1,147,248)          (1,671,759)      (1,209,227)      (1,201,111)        (950,760)

Other Income (expense)                    278,804              163,797               --               --       (1,125,557)

Loss on extinguishment of debt         (5,749,575)                  --               --               --               --

Net loss                              (11,270,478)          (3,593,388)      (3,153,882)      (4,084,210)      (6,394,810)

Net loss per share                          (0.02)               (0.01)           (0.01)           (0.01)           (0.01)
Weighted average shares of common

     stock outstanding                671,164,058          592,603,441      567,788,483      542,680,423      516,136,369

                                                                      AS OF SEPTEMBER 30,
                                    -------------------------------------------------------------------------------------
BALANCE SHEET DATA                      2005                  2004            2003             2002             2001
                                    -------------        -------------    -------------    -------------    -------------
DRSTP Concession fee                $   5,679,000        $   5,679,000    $   5,679,000    $   5,630,000    $   5,550,000

Total assets                            6,720,210            5,728,556        5,735,744        5,672,064        5,631,952

Total liabilities                       2,779,011           14,757,208       16,283,506       17,739,198       17,436,065

Shareholders' equity (deficit)          3,941,199           (9,028,652)     (10,547,762)     (12,067,134)     (11,804,113)


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

OVERVIEW

The Company's current focus is to exploit its only assets, which are rights to working interests in exploration acreage in the JDZ and the EEZ. The Company has entered into agreements with upstream oil and gas companies to jointly evaluate and apply for interest in production sharing contracts in these JDZ Blocks. The technical and operation expertise in conducting exploration operations will be provided by the Company's co-ventures.

Critical accounting policies
----------------------------

In December 2001, the SEC requested that companies discuss their most "critical accounting policies" in the Management's Discussion and Analysis section of their reports. The SEC indicated that a "critical accounting policy" is one that is important to the portrayal of a company's financial condition and operating results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

The Company has identified the policies below as critical to its business operations and the understanding of its results of operations. The impact and any associated risks related to these policies on the Company's business operations are discussed throughout this section where such policies affect the Company's reported and expected financial results. Management's preparation of this Annual Report on Form 10-K requires it to make estimates and assumptions that affect the reported amount of assets and liabilities, and that effect the disclosure of contingent assets and liabilities. There is no assurance that actual results will not differ from those estimates and assumptions.

Concentration of risks
----------------------

The Company primarily transacts its business with two financial institutions. From time to time the amount on deposit in either one of these institutions may exceed the $100,000 federally insured limit. The balances are maintained in demand accounts to minimize risk.

The Company's current focus is to exploit its only assets, which are agreements with the DRSTP concerning oil and gas exploration in EEZ and with the JDA concerning oil and gas exploration in the JDZ. The Company has formed relationships with other oil and gas companies with the technical and financial capabilities to assist the Company in leveraging its interests in the EEZ and the JDZ. Should circumstances impede the Company from perfecting its interests in the 2001 Agreement with DRSTP, or the 2003 Option Agreement the Company's business would be materially affected. Should the Company perfect its interests in the 2001 Agreement and the 2003 Option Agreement, there is no certainty that the Company will be able to obtain sufficient financial and other resources to develop its interests. The Company currently has no other operations.

Stock-based compensation
------------------------

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 123 - "Accounting for Stock Based Compensation." Under SFAS No. 123, we are permitted to either record expenses for stock options and other employee compensation plans based on their fair value at the date of grant or to continue to apply the Company's current accounting policy under Accounting Principles Board, ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees," and recognize compensation expense, if any, based on the intrinsic value of the equity instrument at the measurement date. In December of 2002, the FASB issued SFAS No. 148, "Accounting for Stock- Based Compensation - Transition and Disclosure - An Amendment to FASB Statement No. 123" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company elected to not change to the fair value based method of accounting for stock based compensation. Additionally, the statement amended disclosure requirements of SFAS No. 123 to require more prominent disclosure in both annual and interim financial statements. We elected to continue following APB No. 25 and when required, provide the pro forma provisions of SFAS No. 123.

Impairment of long-lived assets
-------------------------------

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

New accounting pronouncements
-----------------------------

On December 16, 2004, as amended on April 14, 2005, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning as of the first interim reporting period for fiscal years beginning after December 15, 2005. We are in the process of determining the impact of the requirements of SFAS No. 123(R). The financial statement impact from the implementation of the requirements of SFAS No. 123(R) may significantly impact the Company's future results of operations and the Company will continue to evaluate it to determine the degree of significance.

On November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an Amendment of ARB No. 43, Chapter 4. The standard requires that abnormal amounts of idle capacity and spoilage costs within inventory be excluded from the cost of inventory and expensed when incurred. The provisions of SFAS No. 151 are applicable to inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is expected to have no impact on the Company's consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets--an amendment of Accounting Principles Board ("APB") Opinion No. 29" is effective for fiscal years beginning after June 15, 2005. This Statement addresses the measurement of exchange of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions" and replaces it with an exception for exchanges that do not have commercial substance. The adoption of SFAS No. 153 is expected to have no impact on the Company's consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3". This statement changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Adoption of SFAS No. 154 is not expected to have an effect on the Company's consolidated financial statements.

RESULTS OF OPERATIONS

YEAR ENDED SEPTEMBER 30, 2005 COMPARED TO YEAR ENDED SEPTEMBER 30, 2004

During the year ended September 30, 2005, the Company incurred a net loss of $11,270,478, compared to a net loss of $3,593,388 for the year ended September 30, 2004. A significant portion of the increase in net loss for the year ended September 30, 2005 was attributable to a $5,749,575 loss on extinguishment of debt related to the inducement to Chrome to convert debt into common stock and the addition of board compensation of $1,990,361.

Effective December 31, 2004, the Company cancelled its management services agreement with Chrome and began to cover all its operating expenses.

During 2005 and 2004, the Company had no revenues from which cash flows could be generated to support operations and thus relied on borrowings funded from its line of credit provided by Chrome as well as the sale of common stock.


YEAR ENDED SEPTEMBER 30, 2004 COMPARED TO YEAR ENDED SEPTEMBER 30, 2003

During the year ended September 30, 2004, the Company incurred a net loss of $3,593,388, compared to a net loss of $3,153,882 for the year ended September 30, 2003. A significant portion of the increase in net loss for the year ended September 30, 2004 was attributable to a $463,000 increase in interest expense related primarily to the amortization of the debt discount which was recorded due to the beneficial conversion feature attributable to borrowings on the Chrome line of credit during the year ended September 30, 2004 and the recording of $308,000 in compensation expense for options granted to an employee during the year ended September 30, 2004. This corresponding increase in expense was offset by a decrease of approximately $167,000 of various expenses incurred in carrying out the ongoing activities of the Company, of which no one single amount was deemed to be significant. Also during the year ended September 30, 2004 other income increased by $163,796 as a result of receipt of net proceeds from an insurance claim. There was no comparable amount in 2003.

During February 2001, the Company negotiated a management services agreement by and between COS and the Company whereby the Company would pay a monthly management fee of $68,000 for various services to be provided by COS inclusive of all general office expenses. Total expenses incurred under this management services agreement were $816,000 for each of the years ended September 30, 2004 and 2003. The Company's executive officers incurred significant travel expenses of approximately $418,000 and $434,000 for the years ended September 30, 2004 and 2003, respectively, as they continued negotiations with officials of the FRN and DRSTP as well as numerous trips to the United States from Nigeria by several Chrome executives while managing the ongoing affairs of the Company. The Company anticipates travel related expenses will continue to be significant as the Company further develops its business interests. The net loss per common share was $0.01, basic and diluted, for the year ended September 30, 2004 compared to a net loss per common share of $0.01, basic and diluted, for the year ended September 30, 2003.

During 2004 and 2003, the Company had no revenues from which cash flows could be generated to support operations and thus relied on borrowings funded from its line of credit provided by Chrome as well as the sale of common stock.


LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2005, the Company had negative working capital of $1,758,428. Subsequent to September 30, 2005, the Board of Directors has approved the Company raising an additional $1,000,000 of working capital in the market as soon as practicable.

Historically, the Company has financed its operations from the sale on a best-efforts basis of debt and equity securities (including the issuance of its securities in exchange for goods and services). There have been no cash flows generated from operations in the past two years. During the fiscal year ended September 30, 2005, the Company received advances on the Chrome line of credit for $2,750,000 before conversion of this line into common stock of the Company. In fiscal year 2004, the Company raised additional capital of $975,000 from the sales of its common stock and $752,607 from borrowings under its Chrome line of credit.

Management will be required to raise additional capital through the sale on a best-efforts basis of common stock and debt securities, and will attempt to continue raising capital resources until such time as the Company generates revenues sufficient to maintain itself as a viable entity. It is expected that a minimum of $2,500,000 will need to be raised to fund working capital requirements in fiscal 2006. However, there is no assurance that such financing will be obtained.

The Company presently intends to utilize any available sources of funds to provide for general corporate overhead and to continue to pursue its interests in the JDZ and EEZ. If the Company is successful in negotiating production-sharing agreements in Blocks 2, 3 and 4, The Company expects to receive funding from its partners that will support its operations in those blocks.

DEBT FINANCING ARRANGEMENTS

As of September 30, 2005, $33,513 of convertible debt of the Company was outstanding. At September 30, 2004, $11,024,774 of convertible debt of the Company was outstanding (of which $9,398,741 was owed to Chrome) with maturity dates ranging from demand to February 15, 2005, bearing interest at rates ranging from 5.5% to 20%, and convertible at $0.20 per share.

The total convertible debt includes the Company's two lines of credit. The first is a 10% working line of credit in the amount of $1,800,000, all of which is outstanding. The $1,800,000 line of credit matured September 2004, but was extended until January 2005. The second is a $5,000,000 senior convertible promissory note bearing interest at a rate of 10% per annum, maturing in February 2004. In February 2004, the Company extended the maturity on the $5,000,000 line of credit to February 15, 2005 under similar terms. As of September 30, 2004, approximately $3,962,761 is outstanding under this line of credit. Additionally, interest accrued and unpaid on these notes as of September 30, 2004 is $2,192,182, of which $2,126,265 is owed to Chrome. At the option of the note holders, unpaid interest can be converted into common stock of the Company.

The Company agreed to restructure all Chrome debt, including the lines of credit. As of December 24, 2004, Chrome has agreed to cancel all outstanding debt (the "Old Notes") in exchange for a new 12% note with a principal amount of $10,134,084, convertible at the option of the Company at $0.175 per share, and expiring on January 31, 2007. Chrome also agreed to provide the Company with a new 10% working capital loan in the amount of $2,500,000, which expires in January 2007 and is convertible at the option of the Company at $0.175 per share. In exchange for the cancellation and exchange of the Old Notes and the new working capital line of credit, the Company agreed to issue Chrome 14,023,352 shares of common stock, 12,465,202 issued immediately, 623,260 shares issued on the advance of $1,000,000 and the remainder issued throughout the term of the working capital loan. In addition ERHC issued 12,308,560 shares of common stock to satisfy current interest accrued but not paid of $2,461,712. Furthermore, as of December 24, 2004, ERHC has received agreements from the nonaffiliated note holders to convert $1,678,999 of convertible debt and accrued interest into 8,386,855 shares of common stock. As of September 30, 2005, the Company has $33,513 of nonaffiliated convertible debt and $3,189 of accrued but unpaid interest outstanding.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table provides information at September 30, 2005, about the Company's contractual obligations and commercial commitments. The table presents contractual obligation by due dates and related contractual commitments by expiration dates.

                                                        Less than        1 - 3      4 - 5      After 5
      Contractual Obligations          Total              1 year         Years      Years       Years
 -----------------------------    --------------     --------------    ---------   --------   ---------

 Convertible debt (1)             $       33,513     $       33,513    $       -   $      -    $      -
                                  --------------     --------------    ---------   --------   ---------

          Total                   $       33,513     $       33,513    $       -   $      -    $      -
                                  ==============     ==============    =========   ========   =========

(1)   See Note 5 to the Financial Statements in this Annual Report on Form 10K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's current focus is to exploit its only assets, which are rights to working interest in the JDZ and EEZ under agreements with the JDA and DRSTP. The Company intends to form relationships with other oil and gas companies with technical and financial capabilities to assist the Company in leveraging its interests in the EEZ and the JDZ. Should circumstances impede the Company from perfecting its interests in the 2001 Agreement with DRSTP or the 2003 Option
Agreement, the Company's business would be materially affected and could possibly cease to exist. Should the Company perfect its interests in the 2001 Agreement and the 2003 Option Agreement, there is no certainty that the Company will be able to obtain sufficient financial and other resources to develop its interests. The Company currently has no other operations.

At September 30, 2005, all of the Company's operations were located outside the United States. The Company's only assets are agreements with DRSTP and the JDA, which provide ERHC with rights to participate in exploration and production activities in the Gulf of Guinea off the coast of central West Africa. This geographic area of interest is controlled by foreign governments that have historically experienced volatility, which is out of management's control. The Company's ability to exploit its interests in the agreements in this area may be impacted by this circumstance.

The future success of the Company's international operations may also be adversely affected by risks associated with international activities, including economic and labor conditions, political instability, risk of war, expropriation, renegotiation or modification of existing contracts, tax laws (including host-country import-export, excise and income taxes and United States taxes on foreign subsidiaries) and changes in the value of the U.S. dollar versus the local currencies in which future oil and gas producing activities may be denominated. As well, changes in exchange rates may adversely affect the Company's future results of operations and financial condition.

Market risks relating to the Company's operations result primarily from changes in interest rates as well as credit risk concentrations. The Company's interest expense is generally not sensitive to changes in the general level of interest rates in the United States, particularly because a substantial majority of its indebtedness is at fixed rates.

The Company holds no derivative financial or commodity instruments, nor does it engage in any foreign currency denominated transactions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Schedule at page F-1. The financial statements with the report of the independent registered public accounting firms are included on pages F-2 through F-22 of this document. Financial statement schedules other than those included herein have been omitted because the required information is contained in the financial statements or related notes, or such information is not applicable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On November 4, 2005, Pannell Kerr Forster of Texas, P.C. ("PKF") notified the Company that it resigned as the Company's independent auditor. PKF's report on the financial statements for the fiscal years ended September 30, 2004 and 2003, contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. The Audit Committee of the Company's Board of Directors was informed of, but did not recommend or approve, PKF's resignation.

During  the  Company's  fiscal  years  September  30,  2004  and  2003,  and the subsequent interim periods preceding PKF's resignation, there were no disagreements between the Company and PKF on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to PKF's satisfaction, would have caused PKF to make reference to the subject matter of the disagreement in connection with their report.

On November 14, 2005, the audit committee of the board of directors of the Company engaged Malone & Bailey, PC as the Company's new independent auditor for the fiscal year ended September 30, 2005. During the two most recent fiscal years ended September 30, 2004 and September 30, 2003 and the subsequent interim periods prior to the Company's engagement of Malone & Bailey, the Company did not consult with Malone & Bailey regarding the application of accounting principles to a specific Transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management, with participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-K. As described below under Management's Report on Internal Control Over Financial Reporting, the Company has identified material weaknesses in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). The Company's Chief Executive Officer and Chief Financial Officer have concluded that as a result of the material weaknesses, as of the end of the period covered by this Annual Report on Form 10-K, the Company's disclosure controls and procedures were not effective.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company's internal control over financial reporting includes those policies and procedures that:
(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO) in Internal Control-Integrated Framework.

Based on our assessment and those criteria, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2005 as a result of material weaknesses in (a) internal controls surrounding corporate governance, and (b) internal controls surrounding the accounting for common stock issuances.


A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

INTERNAL CONTROLS SURROUNDING CORPORATE GOVERNANCE:
---------------------------------------------------
The principal factors contributing to the material weakness in corporate governance are as follows:

o     Inadequate number of independent directors.
o     Lack of independent audit committee.
o     Lack of audit committee financial expert.

If  these   weaknesses  are  not  addressed,   they  could  result  in  material
misstatements of annual or interim financial statements that might not be detected, corrected or disclosed in a timely manner, or at all.

INTERNAL CONTROLS  SURROUNDING THE ACCOUNTING FOR TRANSACTIONS  INVOLVING COMMON
STOCK:
--------------------------------------------------------------------------------
The principal factor contributing to the material weakness in the accounting for issuances of shares of common stock is based on:

o The existence of differences in the number of shares of common stock outstanding as reflected in the Company's accounting records and prior financial reports and the number reported by the Company's stock transfer agent that resulted in a change in previously issued financial statements at September 30, 2005.

o An error in accounting for conversion of debt to equity that occurred in fiscal 2005 and resulted in a $347,517 audit adjustment at September 30, 2005.

The Company's independent registered public accounting firm has audited management's assessment of the effectiveness of the Company's internal control over financial reporting as of September 30, 2005, as stated in their report which appears on page F-2 of this Form 10-K under the heading, Report of Independent Registered Public Accounting Firm.


REMEDIATION PLANS FOR MATERIAL WEAKNESSES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

CORPORATE GOVERNANCE
--------------------

The Company has retained an executive recruiting firm to aid them in a search of an independent financial expert to chair the audit committee. The Company is also is the process of amending their Audit Committee Charter to include the responsibilities of the financial expert and to ensure independent directors fill all positions on the committee.


ACCOUNTING FOR STOCK ISSUANCES
------------------------------

The Company is implementing enhancements to its internal control over financial reporting to provide reasonable assurance those errors and control deficiencies in its accounting for stock issuances will not recur. These steps include the engagement of independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transactions.

Until these changes are completed, weaknesses will continue to exist. Management presently anticipates that the changes necessary to remediate these weaknesses will be in place by the conclusion of the next fiscal year.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Except as otherwise discussed herein, there have been no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item 10 is incorporated by reference from the Company's proxy statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference from the Company's proxy statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated by reference from the Company's proxy statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is incorporated by reference from the Company's proxy statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Aggregate fees for professional services rendered by PKF for the fiscal years ended September 30, 2005 and September 30, 2004, were as follows:

                                                2005              2004
                                            -----------       ------------

          Audit fee                         $   107,000*      $     47,290
          Tax-related fees                  $         -       $          -
          All other fees                    $       990       $      4,275


* Malone & Bailey was not engaged until subsequent to September 30, 2005.

Audit fees for the fiscal years ended September 30, 2005 and 2004 represent the aggregate fees billed for professional services rendered by PKF for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Tax-related fees for the fiscal year ended September 30, 2005 and 2004, represents the aggregate fees billed for professional services rendered by PKF for tax compliance, tax advice, and tax planning.

All other fees for the fiscal year ended September 30, 2005 and 2004, represents the aggregate fees billed for products and services provided by PKF, other than the services reported in the other categories. All other fees generally relate to tax fees assessed for corporate tax restructuring and other general corporate tax related matters.

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

A representative of the independent registered public accounting firm normally attends each meeting of the Audit Committee. The Audit Committee on an annual basis reviews audit and non-audit services performed by the independent auditor. All audit and non-audit services are pre-approved by the Audit Committee, which considers, among other things, the possible effect of the performance of such services on the auditors' independence. The Audit Committee has considered the role of Malone & Bailey, PC in providing services to us for the fiscal year ended September 30, 2005 and has concluded that such services are compatible with Malone & Bailey's independence as the Company's auditors.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   a) Consolidated Financial Statements and Schedules:

      1.    Consolidated   Financial  Statements:   See  Index  to  Consolidated
            Financial Statements immediately following the signature pages of this report.

      2. Consolidated Financial Statement Schedule: See Index to Consolidated Financial Statements immediately following the signature pages of this report.

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

Exhibit 10.4* Letter Agreement, dated November 29, 2004, by and between the Company and Chrome (incorporated herein by reference to Exhibit 10.1 of Form 8-K filed December 29, 2004).

Exhibit 10.5* Promissory Note, dated December 15, 2004, made by the Company in favor of Chrome (incorporated herein by reference to Exhibit 10.2 of Form 8-K filed December 29, 2004).

Exhibit 10.6* Promissory Note, dated December 15, 2004, made by the Company in favor of Chrome (incorporated herein by reference to Exhibit 10.3 of Form 8-K filed December 29, 2004).

 Exhibit 10.7*    Employment Agreement with Ali Memon.


Exhibit 10.8*     Audit committee charter

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

  b)  Form 8-K Filings

      Current Report on Form 8-K dated  December 28, 2004,  reporting Item 1 and
Item 5.

                                   SIGNATURES

In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on December 29, 2005 on its behalf by the undersigned, thereunto duly authorized.

                                         ERHC Energy Inc.

                                         By: /s/ Ali Memon
                                         ---------------------------------------
                                         Ali Memon,
                                         Chief Executive Officer and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           SIGNATURE                        TITLE                   DATE
--------------------------------     ---------------------    ------------------

/s/ Sir Emeka Offor                  Chairman of the Board    December 29, 2005
--------------------------------
    Sir Emeka Offor

/s/ Ali Memon                        Chief Executive Officer, December 29, 2005
--------------------------------     President and Director
    Ali Memon

/s/ Nicolae Luca                     Director                 December 29, 2005
--------------------------------
    Nicolae Luca

                                     Chief Financial Officer
/s/ Cosmas (Ike) Okpala              (Principal Accounting
--------------------------------     Officer)                 December 29, 2005
    Cosmas (Ike) Okpala

--------------------------------

/s/ Peter C. Ntephe                  Secretary                December 29, 2005
--------------------------------
    Peter C Ntephe

ERHC ENERGY INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                                                                            PAGE
                                                                            ----

Report of Independent Registered Public Accounting Firm on
    Management's Assessment of Internal Control Over Financial
    Reporting as of September 30, 2005                                       F-2

Report of Independent Registered Public Accounting Firm on the
    Financial Statements for the Year ended September 30, 2005               F-3

Report of Independent Registered Public Accounting Firm on the
    Financial Statements for the Years ended September 30, 2004
    and 2003                                                                 F-4

Financial Statements:

    Consolidated Balance Sheets as of September 30, 2005 and 2004            F-5

    Consolidated Statements of Operations for the Years Ended
    September 30, 2005, 2004 and 2003                                        F-6

    Consolidated Statements of Shareholders' Equity (Deficit) for
    the Years Ended September 30, 2005, 2004 and 2003                        F-7

    Consolidated Statements of Cash Flows for the Years Ended
    September 30, 2005, 2004 and 2003                                        F-8

    Notes to Consolidated Financial Statements                               F-9

Financial Statement Schedules

    None

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under related instructions or are inapplicable and therefore have been omitted.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of ERHC Energy Inc.

We have audited management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that ERHC Energy Inc. ("ERHC") did not maintain effective internal control over financial reporting as of September 30, 2005, because of the effect of material weaknesses in (a) internal controls surrounding corporate governance and (b) internal controls surrounding the accounting for common stock issuances based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ERHC's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and on the effectiveness of the ERHC's internal control over financial reporting based on our audit.

We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management's assessment. Material weaknesses in (a) internal controls surrounding corporate governance and (b) internal controls surrounding the accounting for common stock issuances. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 financial statements, this report does not affect our report dated December 28, 2005 on those financial statements.

In our opinion, management's assessment that ERHC did not maintain effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, ERHC has not maintained effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO.


/s/ Malone & Bailey, PC
Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

December 28, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of ERHC Energy Inc.

We have audited the accompanying consolidated balance sheet of ERHC Energy Inc. ("ERHC") as of September 30, 2005 and the related consolidated statements of operations, cash flows, and shareholders' equity (deficit) for the year then ended. These financial statements are the responsibility of ERHC's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ERHC as of September 30, 2005, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that ERHC will continue as a going concern. As shown in the financial statements and discussed in Note 2, ERHC has incurred significant recurring losses from operations since inception and is dependent on outside sources of financing for continuation of its operations. These factors raise substantial doubt about ERHC's ability to continue as a going concern. Management's plans with regard to this matter are also discussed in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of ERHC's internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 28, 2005 expressed an unqualified opinion on management's assessment of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting.


/s/ Malone & Bailey, PC
Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

December 28, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Shareholders

ERHC Energy Inc.

We have audited the accompanying consolidated balance sheet of ERHC Energy Inc. (the "Company") as of September 30, 2004, and the related consolidated statements of operations, cash flows, and shareholders' equity (deficit) for each of the two years in the period ended September 30, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ERHC Energy Inc. as of September 30, 2004 and 2003, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2004 in conformity with U.S. generally accepted accounting principles.


/s/ Pannell Kerr Forster of Texas, P.C.
Pannell Kerr Forster of Texas, P.C.
Houston, Texas
December 28, 2004

ERHC ENERGY INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2005 AND 2004
--------------------------------------------------------------------------------

                                                                          2005          2004
                                                                     ------------    ------------
                                    ASSETS

Current assets:
     Cash                                                            $    988,490    $     20,272
     Restricted cash                                                           --           3,026
     Prepaid expenses and other current assets                             32,093          26,258
                                                                     ------------    ------------

         Total current assets                                           1,020,583          49,556

DRSTP concession fee                                                    5,679,000       5,679,000
Furniture and equipment, net                                               20,627              --
                                                                     ------------    ------------

              Total assets                                           $  6,720,210    $  5,728,556
                                                                     ============    ============

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
     Accounts payable and accrued liabilities                        $    192,634    $    227,970
     Accounts payable and accrued liabilities, related party            2,064,675              --
     Accrued officers salaries                                                 --         723,035
     Accrued interest                                                       3,189          65,917
     Accrued interest, related party                                           --       2,256,189
     Asset retirement obligation                                          485,000         485,000
     Current portion of convertible debt                                   33,513       1,626,033
                                                                     ------------    ------------
        Total current liabilities                                       2,779,011       5,384,144

Nonconvertible debt, related party                                             --         403,644
Convertible debt, related party, net of discount                               --       8,969,420
                                                                     ------------    ------------

           Total liabilities                                            2,779,011      14,757,208
                                                                     ------------    ------------

Commitments and contingencies:

Shareholders' equity (deficit):
     Preferred stock, par value $0.0001; authorized
        10,000,000; none issued and outstanding                                --              --
     Common stock, par value $0.0001; authorized 950,000,000
        shares; issued and outstanding 710,912,226 and
        601,175,135 at September 30, 2005 and 2004,
        respectively                                                       71,091          60,118
     Additional paid-in capital                                        83,584,956      59,505,337
     Accumulated deficit                                              (79,407,711)    (68,137,233)

     Deferred compensation                                               (307,137)       (456,874)
                                                                     ------------    ------------

           Total shareholders' equity (deficit)                         3,941,199      (9,028,652)
                                                                     ------------    ------------

              Total liabilities and shareholders' equity (deficit)   $  6,720,210    $  5,728,556
                                                                     ============    ============


    The accompanying notes are an integral part of these financial statements

ERHC ENERGY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003
--------------------------------------------------------------------------------

                                                   2005             2004             2003
                                              -------------    -------------    -------------
General and administrative expenses           $   4,652,459    $   2,085,426    $   1,944,655
                                              -------------    -------------    -------------

Other income and (expenses):
    Interest income                                  26,494               --               --
    Gain from settlement                            252,310               --               --
    Other income                                         --          163,797               --
    Interest expense                             (1,147,248)      (1,671,759)      (1,209,227)
    Loss on extinguishment of debt               (5,749,575)              --               --
                                              -------------    -------------    -------------

       Total other income and expenses, net      (6,618,019)      (1,507,962)      (1,209,227)
                                              -------------    -------------    -------------

          Net loss                            $ (11,270,478)   $ (3,593,388)    $  (3,153,882)
                                              =============    =============    =============

Net loss per common share - basic
    and diluted                               $       (0.02)   $       (0.01)   $       (0.01)
                                              =============    =============    =============

Weighted average number of common
    shares outstanding -  basic and diluted     671,164,058      592,603,441      567,788,483
                                              =============    =============    =============

    The accompanying notes are an integral part of these financial statements

ERHC ENERGY INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003
--------------------------------------------------------------------------------

                                            COMMON STOCK            ADDITIONAL
                                    ----------------------------     PAID-IN       ACCUMULATED      DEFERRED
                                       SHARES         AMOUNT         CAPITAL         DEFICIT      COMPENSATION        TOTAL
                                    ------------   ------------   ------------    ------------    ------------    ------------
Balance - September 30, 2002         555,969,021   $     55,597   $ 49,267,232    $(61,389,963)   $         --    $(12,067,134)
Common stock issued for cash,
     net of expenses                   9,440,000            944      1,071,556              --              --       1,072,500
Common stock issued for
     accounts payable                  1,527,986            153        177,663              --              --         177,816
Common stock issued for con -
     version of debt and payment
     of accrued interest              17,114,740          1,711      3,421,227              --              --       3,422,938
Net loss                                      --             --             --      (3,153,882)             --      (3,153,882)
                                    ------------   ------------   ------------    ------------    ------------    ------------

Balance - September 30, 2003         584,051,747         58,405     53,937,678     (64,543,845)             --     (10,547,762)
Common stock issued for cash,
     net of expenses                   3,231,940            323        974,677              --              --         975,000
Common stock issued for
     accounts payable                  1,458,514            146        533,102              --              --         533,248
Common stock issued for con -
     version of debt and payment
     of accrued interest              11,185,052          1,119      2,236,093              --              --       2,237,212
Common stock issued for
     proceeds received in 2003         1,000,000            100           (100)             --              --              --
Beneficial conversion feature
     associated with the
     convertible line of
     credit                                   --             --      1,058,912              --              --       1,058,912

Options issued to employee                    --             --        765,000              --        (765,000)             --
Amortization of deferred
     compensation                             --             --             --              --         308,126         308,126
Common stock issued for cash-
     less exercise of options
     and
     warrants                            247,882             25            (25)             --              --              --
Net loss                                      --             --             --      (3,593,388)             --      (3,593,388)
                                    ------------   ------------   ------------    ------------    ------------    ------------

Balance - September 30, 2004         601,175,135         60,118     59,505,337     (68,137,233)       (456,874)     (9,028,652)
Common stock issued for
     accounts payable                    735,000             73        359,716              --              --         359,789
Common stock issued for con-
     version of debt and payment
     of accrued interest             107,819,727         10,782     22,678,054              --              --      22,688,836
Common stock issued in settle-
     ment of lawsuits                    595,000             59        394,391              --              --         394,450
Variable accounting for re-
     priced employee stock
     options                                  --             --        300,000              --        (300,000)             --
Beneficial conversion
feature
     associated with con-
     vertible line of
     credit                                   --             --        347,517              --              --         347,517
Amortization of deferred
     compensation                             --             --             --              --         449,737         449,737
Common stock issued for cash-
     less exercise of options and
     warrants                            587,364             59            (59)             --              --              --
Net loss                                      --             --             --     (11,270,478)             --     (11,270,478)
                                    ------------   ------------   ------------    ------------    ------------    ------------

Balance - September 30, 2005         710,912,226   $     71,091   $ 83,584,956    $(79,407,711)   $   (307,137)   $  3,941,199
                                    ============   ============   ============    ============    ============    ============

    The accompanying notes are an integral part of these financial statements

ERHC ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003
--------------------------------------------------------------------------------

                                                                2005            2004            2003
                                                            ------------    ------------    ------------
Cash Flows From Operating Activities
     Net loss                                               $(11,270,478)   $ (3,593,388)   $ (3,153,882)
     Adjustments to reconcile net loss to net cash
        used by operating activities:
        Depreciation expense                                       6,676              --              --
        Gain from settlement                                    (252,310)             --              --
        Amortization of beneficial conversion feature
           associated with convertible debt                      784,348         629,591              --
        Amortization of deferred compensation                    449,737         308,126              --
        Loss on extinguishment of debt                         5,749,575              --              --
        Changes in operating assets and liabilities:
           Prepaid expenses and other current assets              (5,835)        (11,193)          6,685
           Accounts payable and other accrued liabilities        324,454        (121,493)        110,244
           Accrued officers' salaries                            (76,275)             --              --
           Accounts payable, and accrued liabilities
              related party                                    2,146,375              --              --
           Accrued interest - related party                      386,228       1,042,369       1,209,226
                                                            ------------    ------------    ------------

              Net cash used by operating activities           (1,757,505)     (1,745,988)     (1,827,727)
                                                            ------------    ------------    ------------

Cash Flows From Investing Activities
     Release of restricted cash                                    3,026          15,317            (269)
     Investment in DRSTP concession                                   --              --         (49,000)
     Purchase of furniture and equipment                         (27,303)             --              --
                                                            ------------    ------------    ------------

              Net cash used by investing activities              (24,277)         15,317         (49,269)
                                                            ------------    ------------    ------------

Cash Flows From Financing Activities:
     Proceeds from line of credit, related party               2,750,000              --              --
     Proceeds from convertible debt, related party                    --         752,607         825,592
     Proceeds from common stock, net of expenses                      --         975,000       1,072,500
                                                            ------------    ------------    ------------

              Net cash provided by financing activities        2,750,000       1,727,607       1,898,092
                                                            ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents             968,218          (3,064)         21,096

Cash and cash equivalents, beginning of period                    20,272          23,336           2,240
                                                            ------------    ------------    ------------

Cash and cash equivalents, end of period                    $    988,490    $     20,272    $     23,336
                                                            ============    ============    ============

    The accompanying notes are an integral part of these financial statements

ERHC ENERGY INC.
NOTES TO THE CONSOLIDATED FINANCIAL STSTEMENTS
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General Business and Nature of Operations

ERHC Energy Inc. ("ERHC" or the "Company") is an independent oil and gas company. The Company was formed in 1986, as a Colorado corporation, and was engaged in a variety of businesses until 1996, when it began its current operations as an independent oil and gas company. The Company's goal is to maximize its value through exploration and exploitation of oil and gas reserves in the Gulf of Guinea offshore of central West Africa. The Company's current focus is to exploit its assets, which are rights to working interests in exploration acreage in the Joint Development Zone ("JDZ") between the Democratic Republic of Sao Tome & Principe ("DRSTP") and the Federal Republic of Nigeria ("FRN") and in the exclusive territorial waters of Sao Tome (the "Exclusive Economic Zone" or "EEZ"). The Company has formed relationships with upstream oil and gas companies to assist the Company in exploiting its assets in the JDZ as further described in Note 3. The Company currently has no other operations.

In May 1997, the Company entered into an exclusive joint venture with the DRSTP (the "1997 Agreement"). On May 21, 2001, the 1997 Agreement was replaced by a Memorandum of Agreement (the "2001 Agreement"), which was embodied in a Consent Award issued by the arbitrator as a result of the satisfaction of several conditions, including the ratification of a treaty between the FRN and the DRSTP. The 2001 Agreement gives the Company rights to participate in exploration and production activities in both the exclusive territorial waters of Sao Tome referred to as the EEZ and an area between Sao Tome and the FRN that the two nations have designated as a JDZ.

In April 2003, the Company and DRSTP entered into an Option Agreement (the "2003 Option Agreement") in which the Company relinquished certain financial interests in the JDZ in exchange for exploration rights in the JDZ. In April 2003, the Company additionally entered into an administration agreement with the Nigeria-Sao Tome and Principe Joint Development Authority ("JDA"). The administration agreement is the formal agreement by the JDA that it will fully implement ERHC's preferential rights to working interests in the JDZ acreage as set forth in the 2003 Option Agreement and describes certain procedures regarding the exercising of these rights. However, ERHC retained under the 2001 Agreement the following rights to participate in exploration and production activities in the EEZ subject to certain restrictions: (a) right to receive up to two blocks of ERHC's choice, and (b) the option to acquire up to a 15% paid working interest in up to two blocks of ERHC's choice in the EEZ. The Company will be required to pay its proportionate share of the signature bonus and all other costs related to the exploration and exploitation of the blocks in the EEZ.

Consolidated Financial Statements

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary after elimination of all significant inter-company accounts and transactions.

Use of estimates

The consolidated financial statements have been prepared in conformity with U.
S. generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period for the years then ended. Actual results could differ significantly from those estimates.

Cash equivalents

The Company considers all highly liquid short-term investments with an original maturity of three months or less, when purchased, to be cash equivalents.

Concentration of risks

The Company primarily transacts its business with two financial institutions. From time to time the amount on deposit in either one of theses institutions may exceed the $100,000 federally insured limit. The balances are maintained in demand accounts to minimize risk.

The Company's current focus is to exploit its assets, which are agreements with the DRSTP concerning oil and gas exploration in EEZ and with the JDA concerning oil and gas exploration in the JDZ. The Company has formed relationships with Pioneer Natural Resources ("Pioneer") and Addax Petroleum ("Addax") to assist the Company in leveraging its interests in the EEZ and the JDZ. Should circumstances impede the Company from perfecting its interests in the 2001 Agreement with DRSTP, or the 2003 Option Agreement the Company's business would be materially affected. Should the Company perfect its interests in the 2001 Agreement and the 2003 Option Agreement, there is no certainty that the Company will be able to obtain sufficient financial and other resources to develop its interests. The Company currently has no other operations.

Asset Retirement Obligation

The Company's asset retirement obligation ("ARO") relates to the plugging and abandonment of certain oil and gas properties in Wichita Falls, Texas. The provisions of SFAS No. 143 require the fair value of a liability for an asset retirement obligation to be recorded and a corresponding increase in the carrying amount of the associated asset. The cost of the tangible asset, including the initially recognized asset retirement cost is depleted over the useful life of the asset. If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded to the retirement obligation and the asset retirement cost. The offsetting ARO liability is recorded at fair value, and accretion expense recognized as the discounted liability is accredited to its expected settlement value. The fair value of the ARO asset and liability is measured using expected future cash out flows discounted at the Company's credit adjusted risk free interest rate. These oil and gas properties were abandoned and written off during the year ended September 30, 1999 and the Company believes the current liability is fully accreted and represents management's best estimate of the fair value of the outstanding obligation.

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

Net loss per share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares outstanding, after giving effect to potentially dilutive common share equivalents outstanding during the period. Potentially dilutive common share equivalents are not included in the computation of diluted loss per share if they are anti-dilutive. Diluted loss per common share is the same as basic for all periods presented because the effect of potentially dilutive common shares arising from outstanding stock warrants and options was anti-dilutive. For the year ended September 30, 2005 and 2004, the potentially dilutive common shares from stock options and warrants were 10,925,000 and 5,395,813, respectively. There were no potentially dilutive common stock options and warrants for the year ended September 30, 2003. If all convertible debt instruments, including accrued interest were to be considered, an additional 167,565, 65,492,921 and 76,162,918 common shares for the three years ended September 30, 2005, 2004 and 2003, respectively, may have been dilutive depending on the results of operations of the Company.

Stock-based compensation

In November 2004, the Board of Directors authorized a 2004 Compensatory Stock Option Plan, which was approved at a special meeting of the stockholders of the Company held on February 4, 2005.

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 123 - "Accounting for Stock Based Compensation." Under SFAS No. 123, the Company is permitted to either record expenses for stock options and other employee compensation plans based on their fair value at the date of grant or to continue to apply the Company's current accounting policy under Accounting Principles Board, ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees," and recognize compensation expense, if any, based on the intrinsic value of the equity instrument at the measurement date. In December of 2002, the FASB issued SFAS No. 148, "Accounting for Stock- Based Compensation - Transition and Disclosure - An Amendment to FASB Statement No. 123" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company elected to not change to the fair value based method of accounting for stock based compensation. Additionally, the statement amended disclosure requirements of SFAS No. 123 to require more prominent disclosure in both annual and interim financial statements. We elected to continue following APB No. 25 and when required, provide the pro forma provisions of SFAS No. 123.

As referred to in Note 9, the Company changed the exercise price of 3,000,000 options effective January 1, 2005. Such options for which the exercise price has been changed are referred to as re-priced options and are accounted for as compensatory options using variable accounting treatments in accordance with FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Based Compensation - an Interpretation of APB No. 25" ("FIN44"). Under variable plan accounting, compensation expense is adjusted for increases or decreases in the fair market value of the Company's common stock to the extent that the market value exceeds the exercise price of the option. Variable plan accounting is applied to the re-priced options until the options are exercised, forfeited, or expire unexercised.

Had compensation costs for the stock options granted to an employee been determined based on the fair value at the grant date for the years ending September 30, 2005, 2004, and 2003, consistent with the provisions of SFAS No. 123, the net loss and net loss per share would have been reflective of the pro forma amounts indicated below:

                           DESCRIPTION                         2005            2004            2003
------------------------------------------------------     ------------    ------------    -------------
Net loss - as reported                                     $(11,270,478)   $ (3,593,388)   $  (3,153,882)

    Plus: stock-based compensation expense determined
       using the intrinsic value of the option at the
       measurement date                                         449,737         308,126               --

    Less: stock-based employee compensation determined
       under fair value method for all awards granted to
       Employees                                               (456,793)       (519,483)              --
                                                           ------------    ------------    -------------

Net loss - pro forma                                       $(11,277,534)   $ (3,804,745)  $   (3,153,882)
                                                           ============    ============    =============

Basic and diluted net loss per share - as reported         $      (0.02)   $      (0.01)   $       (0.01)
                                                           ============    ============    =============

Basic and diluted net loss per share - proforma            $      (0.02)   $      (0.01)   $       (0.01)
                                                           ============    ============    =============


The weighted average fair value at date of grant for options re-priced during the fiscal year ended September 30, 2005 was $0.38. The weighted average fair value at date of grant for options granted during the fiscal year ended September 30, 2004 was $0.40. The Company did not grant options to employees for the fiscal year ended September 30, 2003. The fair value of options at date of grant was estimated using the Black-Sholes option-pricing model with the following weighted average assumptions:

                           ASSUMPTIONS                         2005            2004            2003
------------------------------------------------------     ------------    ------------    -------------
Expected life (years)                                        3.58 years         4 years               --

Interest rate                                                      4.00%           4.00%              --

Dividend yield                                                     0.00%           0.00%              --

Volatility                                                       107.00%          94.20%              --

The Black-Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. The Company's options do not have the characteristics of traded options; therefore, the option valuation models do not necessarily provide a reliable measure of the fair value of its options.

New accounting pronouncements

On December 16, 2004, as amended on April 14, 2005, the Financial Accounting Standards Board (FASB) issued FASB "SFAS" No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"), which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and amends SFAS No. 95, "Statement of Cash Flows." Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for public entities in the first interim or annual reporting period beginning after June 15, 2005. The Company has not yet assessed the impact of adopting this new standard.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an Amendment of ARB No. 43, Chapter 4. The standard requires that abnormal amounts of idle capacity and spoilage costs within inventory be excluded from the cost of inventory and expensed when incurred. The provisions of SFAS No. 151 are applicable to inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is expected to have no impact on the Company's consolidated financial statements.

In December, 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets--an amendment of Accounting Principles Board ("APB") Opinion No. 29" is effective for fiscal years beginning after June 15, 2005. This Statement addresses the measurement of exchange of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions" and replaces it with an exception for exchanges that do not have commercial substance. The adoption of SFAS No. 153 is expected to have no impact on the Company's consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3". This statement changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Adoption of SFAS 154 is not expected to have an effect on the Company's consolidated financial statements.

Reclassifications

During the year ended September 30, 2005 the Company corrected a 1,222,153 understatement in the number of shares of common stock outstanding that has consistently existed for many years. The shares were issued at a time when the stock had no significant value and, accordingly, the correction of outstanding shares resulted in a $122 increase in common stock and a corresponding decrease in additional paid-in capital. All periods presented have been corrected to include these additional shares.

NOTE 2 - GOING CONCERN

The Company's current liabilities exceed its current assets by $1,758,428 at September 30, 2005. The Company has incurred net losses of $11,270,478, $3,593,388, and $3,153,882 in fiscal years 2005, 2004 and 2003, respectively.
These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. The Company is in ongoing negotiations to raise general operating funds and funds for specific projects. Management will be required to, and expects to, raise additional capital through the issuance of debt securities and offerings of equity securities to fund the Company's operations, and will attempt to continue raising capital resources until such time as the Company generates revenues sufficient to maintain itself as a viable entity. However, there is no assurance that such financing will be obtained.

The Company's current focus is to exploit its only assets, which are agreements with the DRSTP concerning oil and natural gas exploration in Sao Tome, an island nation located in the Gulf of Guinea off the coast of central West Africa, and in a JDZ between Sao Tome and the FRN. The Company is currently forming relationships with other oil and gas companies having technical and financial capabilities to assist the Company in leveraging its interests in Sao Tome and the JDZ. Should circumstances impede the Company's progress in negotiating production-sharing contracts to develop its interests in the 2001 Agreement and the 2003 Option Agreement with DRSTP, the Company's business would be adversely affected. Should the Company complete successful negotiations of production-sharing contracts, there is no certainty that the Company and its joint venture partner(s) will be able to successfully develop the Company's interests. The Company currently has no other operations.

The Company expects to continue borrowing funds from Chrome in the future but there is no assurance that funds will be made available or under similar terms. If the Company is successful in its efforts to negotiate production-sharing contracts, it expects that those contracts will provide cash to the Company for continued operations. In prior years, the Company was able to raise funds in a timely manner, but there is no assurance that they will continue to do so in the future. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. If the Company is unable to continue as a going concern, the values realized from the Company's assets may be less than the carrying amounts reported in its financial statements. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

Concession Fee Agreement

In May 1997, the Company entered into an exclusive joint venture with the DRSTP (the "1997 Agreement"). On May 21, 2001, the 1997 Agreement was replaced by a Memorandum of Agreement (the "2001 Agreement"), which was embodied in a Consent Award issued by the arbitrator as a result of the satisfaction of several conditions, including the ratification of a treaty between the FRN and the DRSTP. The 2001 Agreement gives the Company rights to participate in exploration and production activities in both the exclusive territorial waters of Sao Tome referred to as the EEZ and an area between Sao Tome and the FRN that the two nations have designated as a JDZ.

After the acquisition by Chrome in February 2001, the Company initiated negotiations with the DRSTP concurrent with the arbitration process. On May 21, 2001, the Company and the DRSTP reached the 2001 Agreement, witnessed by the FRN, which replaced the 1997 Agreement and suspended the arbitration process. In July 2002, the 2001 Agreement was embodied in a Consent Award issued by the arbitrator as a result of the satisfaction of several conditions, including the ratification of a treaty between the FRN and the DRSTP relative to the JDZ between the countries, and will remain in effect through September 30, 2024.

In April 2003, the Company and DRSTP entered into an Option Agreement (the "2003 Option Agreement") in which the Company relinquished certain financial interests in the JDZ in exchange for exploration rights in the JDZ. In April 2003, the Company additionally entered into an administration agreement with the Nigeria-Sao Tome and Principe Joint Development Authority ("JDA"). The administration agreement is the formal agreement by the JDA that it will fully implement ERHC's preferential rights to working interests in the JDZ acreage as set forth in the 2003 Option Agreement and describes certain procedures regarding the exercising of these rights. However, ERHC retained under the 2001 Agreement the following rights to participate in exploration and production activities in the EEZ subject to certain restrictions: (a) right to receive up to two blocks of ERHC's choice, and (b) the option to acquire up to a 15% paid working interest in up to two blocks of ERHC's choice in the EEZ. The Company will be required to pay its proportionate share of the signature bonus and all other costs related to the exploration and exploitation of the blocks in the EEZ.

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

On April 13, 2004, the Company submitted a letter to the JDA exercising its option rights in the JDZ. The options exercised by the Company were:

   Option Pick-ERHC         Working Interest
        Choice                 Percentage           JDZ Block #                      Signature Bonus Payable
-----------------------    --------------------    ---------------    ------------------------------------------------------
          1                        15%                   6                            Signature Bonus Free
          2                        15%                   5                  100% of 15% of the total Signature Bonus
          3                        20%                   3                            Signature Bonus Free
          4                        30%                   2                            Signature Bonus Free
          5                        25%                   4                            Signature Bonus Free
          6                        20%                   9                  100% of 20% of the total Signature Bonus

This exercise of the Company's rights was subject to the condition that if no license is awarded or a license is awarded and subsequently withdrawn by the JDA prior to the commencement of operations, ERHC will be entitled to receive its working interest in that block in a future license awarded for the block.

On April 26, 2004, the Company announced that, at meetings on April 23rd and 24th, 2004, the Joint Ministerial Council ("JMC") of the JDZ acknowledged the Company's option selections for award of interests pursuant to the exercise of rights under the April 7, 2003 Administration Agreement.

In August 2004, the Company entered into a Participation Agreement with Pioneer whereby the companies will jointly apply for rights in the production-sharing contract for Block 2 of the JDZ.

In September 2004, the Company entered into a Participation Agreement with Noble whereby the companies will jointly apply for rights in the production sharing contract for Block 4 of the JDZ.

In December 2004, the Company entered into a Participation Agreement with Pioneer under which the companies jointly applied for rights in the production-sharing contract for Block 3 of the JDZ.

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

o In Block 4 the Noble and ERHC group was awarded 35% interest as a result of the joint bid submitted by the companies. In addition the JDA confirmed the award to ERHC of its 25% Option Interest, free of any signature bonus. The Company originally formed a relationship Noble Energy Resources ("Noble") to negotiate a production sharing agreement for Block 4. However, Noble subsequently withdrew from negotiations and the company has entered into an agreement with Addax Petroleum under which Addax will replace Noble in the ERHC/Noble group. Approval for Addax to participate in Block 4 has been requested from the JDA.

o In Block 5, the JDA confirmed the award to ERHC of its 15% Option Interest, with signature bonus payable.

o In Block 6, the JDA confirmed the award to ERHC of its 15% Option Interest, free of any signature bonus payable.

In June 2005, ERHC accepted the awards by the JDA for Blocks 2, 3, 4, 5 and 6, subject to the execution of a mutually acceptable production-sharing contract and joint operating agreement for each block.

The above is only a brief summary of the terms of the 2001 Agreement and the 2003 Option Agreement and such summaries do not purport to be complete and are qualified in their entirety by reference to the 2001 Agreement and 2003 Option Agreement, respectively (any and all related documents).

NOTE 4 - RESTRICTED CASH

At September 30, 2004 the Company had restricted cash of $3,026 which was invested in an interest-bearing certificate of deposit, pledged as collateral for a letter of credit for a performance bond covering certain oil and gas properties. These oil and gas properties were abandoned and written off during the year ended September 30, 1999. The company was released from the performance bond in 2005.

NOTE 5 - NOTES PAYABLE

Convertible Debt - Non-Related Party

The company had several convertible debt notes with individual third parties and all but one of those notes had been repaid or converted to common stock at September 30, 2005. At September 30, 2005, the Company has $33,513 of nonaffiliated convertible debt and $3,189 accrued but unpaid interest outstanding. At September 30, 2005, the note was in default and if the outstanding convertible debt were converted using the conversion price of $0.20 per share, the Company would be required to issue 167,565 shares of common stock based on an outstanding principal amount of $33,513.

At September 30, 2004, the Company's nonaffiliated convertible debt and related accrued but unpaid interest totaled $1,626,033 and $65,917, respectively. During the year ended September 30, 2005, non-affiliated note holders agreed to convert $1,592,520 of convertible debt and $84,850 of accrued interest into 8,386,855 shares of common stock. The conversion price was $0.20 per share.

During the year ended September 30, 2004, the Company received notice of conversion of convertible debt of $1,556,199 and accrued interest of $88,867 into 8,225,330 shares of common stock.

Convertible Debt - Related Party

At September 30, 2004, the Company had convertible debt instruments with Chrome Energy, L.L.C ("Chrome"), a related party totaling $8,969,420, bearing interest at rates ranging from 5.5% to 20%. Certain of the maturity dates on these notes had been extended and all were converted during the year ended September 30, 2005. Interest accrued and unpaid on these notes at September 30, 2004 was $2,126,265.

During 2005, the Company reached an agreement with Chrome to restructure outstanding debt totaling $10,134,084 and enter into a new $2,500,000 working capital line of credit. To facilitate the debt restructuring, the Company agreed to issue Chrome 14,023,352 shares of common stock; 12,465,202 shares immediately, 623,260 shares on the advance of $1,000,000 and the remaining 934,890 shares upon receipt of the additional $1,500,000 available under the working capital line. In addition the Company issued 12,308,560 shares of common stock to satisfy current interest accrued but not paid of $2,461,712 on the notes that were consolidated into the new $10,134,084 note.

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

The Company issued to Chrome 73,100,954 of unregistered shares of ERHC common stock in conversion of the entire outstanding principal and accrued interest of the Consolidated Note and the Promissory Note. The Consolidated Note and Promissory Note were converted at $0.175 per share pursuant to the terms of such notes and cancelled in their entirety. ERHC issued these shares pursuant Section 4(2) of the Securities Act of 1933, as amended.

At September 30, 2005, the Company has no convertible debt with any related party.

NOTE 6 - ACCRUED SALARIES

At September 30, 2004, the Company had accrued salaries of $723,035, owed to former officers of the Company. The amounts and rights claimed by these officers were subject to lawsuits in which the Company negotiated final settlements in 2005. During the year ended September 30, 2005, the Company paid cash of $76,275 and issued 595,000 shares of common stock, valued at $394,450, to fully settle these claims. The Company recognized a $252,310 gain in connection with the settlement.

NOTE 7 - ACCRUED INTEREST

Accrued interest consists of the following at September 30, 2005 and 2004:

                                                           2005         2004
                                                        ----------   ----------

Accrued interest - non convertible related party loan   $       --   $  129,924
Accrued interest - convertible related party loans              --    2,126,265
Accrued interest - convertible debt                          3,189       65,917
                                                        ----------   ----------

Total                                                   $    3,189   $2,322,106
                                                        ==========   ==========

In December 2004, the Company called the conversion feature on the non-affiliated convertible debt of $1,592,520 and accrued interest of $84,850 and issued 7,962,605 and 424,250 shares of common stock respectively at a conversion price of $0.20 per share. In January 2004, the Company solicited the consent of non-affiliated convertible debt holders to pay interest due on January 31, 2004 with common stock of the Company having a per share conversion price to $0.20 per share. During the year ended September 30, 2004, the Company issued 951,450 shares of common stock to these non-affiliated convertible debt holders (444,330 shares were for conversions of notes during 2004) and 2,453,607 shares of common stock to Chrome for payment of accrued interest in the aggregate amounts of $190,290 and $490,723, respectively.

NOTE 8 - INCOME TAXES

At September 30, 2005 the Company has a consolidated net operating loss carry-forward ("NOL") of approximately $63.6 million expiring through 2025. The Company has a deferred tax asset of approximately $22.8 million resulting from this NOL. The loss carry forwards are subject to certain limitations under the Internal Revenue Code including Section 382 of the Tax Reform Act of 1986. ERHC believes that the utilization of this net operating loss carry forwards could be significantly limited due to the changes in ownership and control. The ultimate realization of the resulting net deferred tax asset is dependent upon generating sufficient taxable income prior to expiration of the NOLs. Due to the nature of these NOLs and since realization is not assured, management has established a valuation allowance relating to the deferred tax asset for both 2005 and 2004 in an amount equal to the deferred tax asset.

The composition of deferred tax assets and the related tax effects at September 30, 2005 and 2004 are as follows:

                                                   2005                2004
                                               ------------        ------------

Net operating losses                           $ 21,629,493        $ 21,724,657
Accrual for asset retirement                        164,900             164,900
Accrued litigation expenses                              --             245,831
                                               ------------        ------------

   Total deferred tax assets                     21,794,393          22,135,382
   Valuation allowance                          (21,794,393)        (22,135,382)
                                               ------------        ------------

      Net deferred tax asset                   $         --        $         --
                                               ============        ============

The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. federal statutory rate of 34% were applied to pre-tax loss for the years ended September 30, 2005, 2004 and 2003 is as follows:

                                      2005                     2004                    2003
                                -------------------    -------------------    -------------------
                                  AMOUNT        %         AMOUNT        %        AMOUNT        %
                                -----------    ----    -----------    ----    -----------    ----
Benefit for income tax at
      federal
      statutory rate              3,831,962    34.0 %  $ 1,221,752    34.0 %  $ 3,558,869     34.0 %
Loss on debt extinguishments     (1,954,856)  (17.3)           --       --             --      --
Directors stock compensation       (627,130)   (5.6)           --                      --      --
Accrued interest not paid          (390,064)   (3.5)     (354,337)    (9.9)      (411,136)   (3.9)
Amortization of deferred
      compensation                 (152,910)   (1.4)     (104,763)    (2.9)            --      --
Other                               (75,747)   (0.1)       (4,825)    (0.1)            --      --
Expiration of net operating
losses                           (1,022,244)   (9.1)     (221,000)    (6.2)            --      --
Change in valuation allowance       340,989     3.0      (536,827)   (14.9)    (3,147,733)  (30.1)
                                -----------    ----    -----------    ----    -----------    ----

Effective rate                  $        --      -- %  $        --      -- %  $        --      -- %
                                ===========    ====    ===========    ====    ===========    ====

NOTE 9 - SHAREHOLDERS' EQUITY (DEFICIT)

Common Stock and Warrants Issued For Cash

From time to time, in order to fund operating activities of the Company, common stock is issued for cash. Generally, offerings of the Company's common stock include warrants to acquire common stock of the Company at fixed exercise prices. Occasionally, depending on the nature of the offering and restrictions imposed on the shares being acquired, the exercise price of the warrant may be below the fair market value of the underlying common stock on the date of issuance. There was no stock issued with warrants during the year ended September 30, 2005. During the year ended September 30, 2004 the Company issued 3,231,940 shares of common stock, with warrants to purchase an additional 3,231,940 shares at exercise prices ranging from $0.50 to $0.55, for net cash proceeds of $975,000. During the year ended September 30, 2003 the Company issued 9,440,000 shares of common stock, with warrants to purchase an additional 7,840,000 shares at exercise prices ranging from $0.20 to $0.50, for net cash proceeds of $1,072,500.

Common Stock Issued For Settlement of Accounts Payable

The Company has issued shares of common stock for settlement of outstanding accounts payable to various creditors. During the years ended September 30, 2005, 2004 and 2003, the Company issued 735,000, 1,458,514 and 1,527,986 shares of common stock with an aggregate value of $359,789, $533,248 and $177,816, respectively, for payment of accounts payable balances.

Common Stock Issued For Conversion of Debt and Payment of Accrued Interest

The Company has issued shares of common stock for the conversion of convertible debt notes and accrued interest on convertible debt notes. During the year ended September 30, 2005, non-affiliated note holders agreed to convert $1,677,371 of convertible debt and accrued interest into 8,386,855 shares of common stock. The conversion price was $0.20 per share. The Company also agreed to issue Chrome 14,023,352 shares of common stock, 12,465,202 issued immediately, 623,260 shares issued on the advance of $1,000,000 and the remaining 934,890 shares upon receipt of an additional $1,500,000 available under the working capital line. In addition, the Company agreed to issue 12,308,359 shares of common stock to satisfy current interest accrued but not paid of $2,461,712. The shares of common stock to Chrome for entering into the debt restructuring had a fair value of $5,749,575 and have been recorded as a loss on extinguishment of debt.

During the year ended September 30, 2005, the Company issued 73,100,954 shares of common stock to Chrome for conversion of all of its debt representing $12,634,084 of principal and $158,583 of accrued interest.

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

Stock Options Issued and Re-Priced

On January 1, 2005, the Company agreed to issue options to purchase a total of 1,250,000 shares of common stock, upon completion of a full year of service to two consultants as part of their initial compensation packages. These options have an exercise price of $0.20 per share and vest on December 31, 2005. On September 1, 2005, the Company agreed to issue options to purchase a total of 500,000 shares of common stock, upon completion of a full year of service to a consultant as part of his initial compensation package. These options have an exercise price of $0.20 per share and vest on September 1, 2006.

During the year ended September 30, 2005, the Company modified the exercise price of 3,000,000 options granted to one employee from $0.30 per share to $0.20 per share, which made those options subject to variable plan accounting. Under variable plan accounting, compensation expense is adjusted for increases or decreases in the fair market value of the Company's common stock to the extent that the market value exceeds the new exercise price of the option. Variable plan accounting is applied to the re-priced options until the options are exercised, forfeited, or expire unexercised. For the year ended September 30, 2005, the Company incurred additional expense of $194,737 as a result of an upward change in the fair market value on the underlying common stock.

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

Warrants

Information regarding warrants and their respective changes as of and for the fiscal years ended September 30, 2005, 2004 and 2003 are as follows:

                                               WARRANTS                                              OPTIONS
                          ---------------------------------------------------  ----------------------------------------------------
                              2005              2004              2003              2005               2004             2003
                          ---------------  ----------------  ----------------  ----------------  ----------------- ----------------
 Outstanding, beginning
   of year                    16,166,940        13,430,000         8,780,575         3,000,000                  -                -
 Granted                               -         3,231,940         7,840,000                 -      (c) 3,000,000                -
 Exercised                (a) (1,000,000)   (b)   (375,000)                -                 -                  -                -
 Expired/cancelled                     -          (120,000 )      (3,190,575)                -                  -                -
                          ---------------  ----------------  ----------------  ----------------  ----------------- ----------------
 Outstanding, end of year     15,166,940      16,166,940          13,430,000         3,000,000          3,000,000                -
                          ===============  ================  ================  ================  ================= ================
 Exercisable                  15,166,940        16,166,940        13,430,000         2,000,000          1,000,000                -
                          ===============  ================  ================  ================  ================= ================

      (a) During 2005, 1,000,000 warrants were exercised on a cashless basis for 587,364 shares of common stock.

      (b) During July 2004, 375,000 warrants were exercised on a cashless basis for 247,882 shares of common stock.

      (c) During the year ended September 30, 2004, the Company issued options to purchase 3,000,000 shares of common stock to an employee as part of his initial compensation package. These options have a revalued exercise price of $0.20 a share, with 1,000,000 options vesting in each of September 2004, August 2005 and August 2006.

The weighted average option and warrant exercise price information as of and for the fiscal years ended September 30, 2005, 2004 and 2003 is as follows:

                                  ---------------------------------------    ------------------------------------------
                                     2005          2004          2003            2005          2004            2003
                                  ----------    ----------    -----------    ------------   -----------    ------------
 Outstanding, beginning of year   $    0.36     $    0.32     $     0.86      $       -     $        -     $        -
 Granted                                  -          0.52              -           0.20           0.30              -
 Exercised                             0.20          0.20              -              -              -              -
 Expired/cancelled                        -          0.50           1.99              -              -              -
                                  ----------    ----------    -----------    ------------   -----------    ------------
 Outstanding, end of year          $   0.37     $    0.36      $    0.32     $     0.20     $     0.30     $        -
                                  ==========    ==========    ===========    ============   ===========    ============
 Exercisable                       $   0.37     $    0.36      $    0.32     $     0.20     $     0.30     $        -
                                  ==========    ==========    ===========    ============   ===========    ============

Significant warrant groups outstanding at September 30, 2005, and related weighted average exercise price, exercise price range and weighted average remaining contractual life information are as follows:

                                                                   WEIGHTED                                      WEIGHTED
                                                                    AVERAGE                                       AVERAGE
                                               WARRANTS            EXERCISE                                     CONTRACTUAL
           GRANT GROUPING                     OUTSTANDING            PRICE          EXERCISE PRICE RANGE           YEARS
--------------------------------------     ------------------    --------------    -----------------------    ----------------
Chrome                                             2,500,000             $0.25                      $0.25                 3.2
Common stock purchase                             11,496,940              0.33                  0.20-0.55                 1.7
S-1/S-3 contingent                                 1,050,000              0.75                       0.75                 (a)
Other                                                120,000              3.00                       3.00                3.25

(a) These warrants expire 14 months after the Company files an effective S-1 or S-3 registration statement.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Litigation

During August 1999 and February 2001, the Company underwent changes of control. Following the changes of control of the Company, new management and the new board of directors were required to expend significant Company resources to settle claims and expenses arising out of the conduct of prior management. In addition, the Company faced additional unresolved claims and disputes, including suits seeking recoveries in excess of $1.0 million brought by former employees and officers for back salary and other amounts. The Company negotiated full settlement of these claims in 2005 and cash of $76,275 was paid and 595,000 shares of common stock was issued at a value of $394,450 and a gain on settlement of $252,310 was recognized. As of September 30, 2004 officers' salaries of $723,035 were accrued in connection with these claims.

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

Operating Lease

The Company leases office space at 5444 Westheimer Road, Houston, Texas. The lease for office space expires February 2006. The monthly base rent payment is $3,567 based on approximately 1,900 square feet of office space. Upon expiration of its current lease, the Company expects to lease the same space or comparable space in the normal course of business. During the year ended September 30, 2005, the company incurred lease expense of $31,697. Prior to 2005, lease expense was included in the management services agreement with Chrome Oil Services, Ltd. ("COS"), a company controlled by the Company's board chairman/ primary stockholder. (See note 12)

Employment and Consulting Agreements

The Company's President and Chief Executive Officer, Mr. Ali Memon, has a three-year employment agreement that began on August 1, 2004 and originally included a base salary of $150,000 per year. On January 25, 2005, the Board of Directors approved an increase in Mr. Memon's salary from $150,000 to $200,000 per year for the remaining term of the contract, beginning January 1, 2005, and expiring July 31, 2007.

Effective January 1, 2005, the Company entered into consulting agreements with two individuals, which require payment of cash and issuance of options for a total of 1,250,000 shares of common stock upon completion of a full year of service. These options have an exercise price of $0.20 per share and will vest immediately upon issuance and will have no expiration date. Either party may terminate these consulting agreements with 30 days notice. The options issued under these consulting agreements include provisions for cashless exercise.

Effective January 1, 2005, the Company entered into a consulting agreement with an individual which requires payment of cash and the issuance of options for a total of 500,000 shares of common stock upon a full year of service (This agreement was signed September 1, 2005, but was effective at January 1, 2005). These options have an exercise price of $0.20 per share and will vest immediately upon issuance and will have no expiration date. Either party may terminate these consulting agreements with 30 days notice. The options issued under these consulting agreements include provisions for cashless exercise.

In August 2005, the Company entered into an agreement with a consulting group to identify and introduce to the Company oil and gas acquisition opportunities in Nigeria. The Company is required to pay a base fee of $1,000 per month. In addition the Company shall pay a success fee of $75,000 per successful acquisition, as defined. The agreement has a term of one year but expires immediately upon the 30 day written notice of termination by either party, without penalty to either party.

In August 2005, the Company entered into an agreement with a consulting group to identify and introduce to the Company oil and gas acquisition interests in oil/mining leases granted by the government of the Federal Republic of Nigeria. The Company is required to pay a base fee of $1,000 per month. In addition the Company shall pay a success fee of $80,000 per successful acquisition, as defined. The agreement also provides for the payment of legal fees per successful transaction, as defined. The agreement has a term of one year but expires immediately upon the 30 day written notice of termination by either party, without penalty to either party.

During May 2003, the Company entered into a consulting agreement for general consulting services, including transaction support and evaluation of geological and seismic data. The Agreement has been revised several times. The most recent revision became effective on April 1, 2005 and terminates on September 30, 2005. This revision reduced the consultant's compensation to $2,000 per month (from the former rate of $10,000 per month). In addition, the revised agreement provides for a one-time success fee of $50,000 and 500,000 shares of common stock if the Company closes a transaction for sale of its interest in the JDZ. During the years ended September 30, 2005 and 2004, total expense incurred under this consulting agreement was $84,970 and $166,370, respectively.

In May 2002, the Company entered into an agreement with a consulting group to advise the Company in securing financing of up to $1,500,000 and in structuring a joint venture arrangement with a partner. This agreement expired in March 2005. During the year ended September 30, 2005, no expenses were incurred under this agreement. During the year ended September 30, 2004, total expenses incurred under this consulting agreement were $27,462, of which $25,000 was charged against additional paid-in capital.


NOTE 11 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Following is an analysis of non-cash operating and financing activities and non-cash investing and financing activities for the years ended September 30, 2005, 2004 and 2003.

                                                       2005          2004          2003
                                                   -----------   -----------   -----------

Noncash operating and financing activities:
   Stock issued in exchange for:

      Accounts payable and accrued liabilities     $   359,790   $   533,248   $  177,816

      Accrued salaries                                 394,450            --            --

      Accrued interest                                  84,852       681,013       700,439

      Accrued interest, related party                2,620,295            --            --

Noncash investing and financing activities:
   Stock issued for conversion of non-related

      party debt to equity                           1,592,521            --            --
   Beneficial conversion feature associated with

      convertible debt                                 347,517     1,058,912            --
   Exchange of convertible and non convertible

      debt, related party                           10,134,084            --     2,722,499
   Stock issued for conversion of related party

      debt to equity                                12,634,084            --            --

The Company did not make cash payments for interest or income taxes in any of the three years ended September 30, 2005.


NOTE 12 - RELATED PARTY TRANSACTIONS

Since the Company began its current business operations, it has been dependent on its primary stockholder/ board chairman and companies he controls for debt and equity financing. Transactions with this stockholder are described in notes 5 and 9.

Management Services Agreement

The Company entered into a management services agreement with Chrome Oil Services, Ltd. ("COS") in February 2001. Pursuant to that agreement, COS provided the Company with management and business development services in addition to providing specified services in the areas of refinery maintenance, engineering design, and upstream oil industry services. COS provided these services to the Company for a management fee of $68,000 per month. Messrs Okpala and Ntephe were consultants of COS that provides services to the Company and these persons receive salaries and overhead expense reimbursement from COS, not from the Company. Expenses not covered under the management services agreement were borne by the Company. Total management fees incurred during each of the years ended September 30, 2005, 2004 and 2003 were $204,000, $816,000 and
$816,000, respectively. On December 23, 2004, the Company and COS cancelled, effective December 31, 2004, the management services agreement. In 2005 the Company entered into consulting agreements with Messrs Okpala and Ntephe.

Related Party Liabilities

The Company's executive officers incurred significant direct expense for travel and related expenses of approximately $279,000, $418,000, and $434,000 during the three years ended September 30, 2005, 2004, and 2003 respectively. At September 30, 2004 accounts payable and other accrued liabilities included $3,231, of amounts owed to one officer for direct travel expenses.

NOTE 13 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                            FOR THE YEAR ENDED SEPTEMBER 30, 2005
                                               --------------------------------------------------------
                                                   FIRST         SECOND         THIRD          FOURTH
                                                  QUARTER       QUARTER        QUARTER        QUARTER
                                               -----------    -----------    -----------    -----------
     Revenue                                   $        --    $        --    $        --    $        --

     General and administrative expenses           698,258        980,821        233,704      2,794,699

     Interest expense                            1,045,775        100,551            461        347,978

     Other Income                                       --        260,013         10,537          8,254

     Loss on extinguishments of debt             5,749,575             --             --             --

     Net loss attributable to common
     stockholders                               (7,091,068)      (821,359)      (223,628)    (3,134,423)

     Basic and diluted earnings per share      $      (.01   $        --    $        --    $      .01

                                                            FOR THE YEAR ENDED SEPTEMBER 30, 2004
                                               --------------------------------------------------------

                                                   FIRST         SECOND         THIRD          FOURTH
                                                  QUARTER       QUARTER        QUARTER        QUARTER
                                               -----------    -----------    -----------    -----------

     Revenue                                   $         -    $         -    $         -    $         -
     General and administrative expenses           564,702        361,687        656,399        502,638
     Interest expense                              421,894        354,279        516,846        378,740

     Other Income                                        -              -        163,797              -
     Net loss attributable to common
     stockholders                                 (986,596)      (715,966)    (1,009,449)      (881,377)

     Basic and diluted earnings per share      $         -    $         -    $         -    $         -

The sum of the individual quarterly basic and diluted loss per share amounts may not agree with year-to-date basic and diluted loss per share amounts as a result of each period's computation being based on the weighted average number of common shares outstanding during that period.

In the fourth quarter of 2005, the Company made a $347,517 adjustment to interest expense recognized in the first quarter. The adjustment relates to the improper recognition of interest arising from unamortized beneficial conversion costs upon conversion of debt to equity.