Form 10-K/A
period 2005-09-30
ERHC Energy Inc
filed 2006-01-30
CIK 799235

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
                                (Amendment No. 1)
  ---------------------------------------------------------------------------

|X|   Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
      1934

      For the fiscal year ended September 30, 2005

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                                ERHC ENERGY INC.
             (Exact name of registrant as specified in its charter)

                        Commission file number: 000-17325

                           Colorado                                                          88-0218499
--------------------------------------------------------------                  ------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)                  (I.R.S. Employer Identification No.)

          5444 Westheimer Road, Suite 1570, Houston, Texas                                 77056
          ------------------------------------------------                                 -----
         (Address of Principal Executive Office)                                         (Zip Code)

                                  713-626-4700
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: common stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act From their obligations under those Sections. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                                Accelerated filer [X]
                            Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes [ ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sales price of $0.44 per share on the "over the counter bulletin board" on March 31, 2004, was $147,382,954.

As of January 23, 2006 registrant had 710,912,226 shares of common stock, par value $0.0001 per share, outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE: none

                                EXPLANATORY NOTE

On December 29, 2005, we filed the Annual Report on Form 10-K for ERHC Energy Inc. (the "Company") for the fiscal year ended September 30, 2005. The information required by Part III of such report was not set forth therein and was to be incorporated by reference from the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders. This Amendment No. 1 to the Annual Report on Form 10-K/A is being filed solely to include the information that was previously intended to have been so incorporated by reference. As a result, this Amendment No. 1 to the Annual Report on Form 10-K/A may contain forward-looking information which has not been updated for events subsequent to the date of the original filing, and all information contained in this Amendment No. 1 to the Annual Report on Form 10-K/A and the original Annual Report on Form 10-K is subject to updating and supplementing as provided in the periodic reports that the Company has filed or will file with the SEC after the original filing date.

In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the original filing has been amended to contain currently-dated certifications from the Company's Chief Executive Officer and Chief Financial Officer which are attached to this Form 10-K/A Amendment No. 1 as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively.

                                TABLE OF CONTENTS

                                                                                      PAGE
                                                                                      ----

                             PART III
Item 10.   Directors and Executive Officers of the Registrant                           1
Item 11.   Executive Compensation                                                       3
Item 12.   Security Ownership of Certain Beneficial Owners and Management and
             Related Stockholder Matters                                                5
Item 13.   Certain Relationships and Related Transactions                               6
Item 14.   Principal Accounting Fees and Services                                       6

                              PART IV

Item 15.   Exhibits                                                                     7
           Signatures                                                                   8

      This annual report contains forward-looking statements. These statements relate to future events or ERHC ENERGY INC. ("Company" or "ERHC") future financial performance and involve known and unknown risks, uncertainties and other factors that may cause ERHC or its industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements.

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

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

The following are directors and executive officers of the Company as of January 21, 2006:

     Name                      Age             Position                   Member/Position Since
     ----                      ---             --------                   ---------------------
Sir Emeka Offor                 46        Chairman of the Board              February 2001
Walter Brandhuber               52        Chief Executive Officer,           January 2006
                                             President and Director
Nicolae Luca                    46        Director                           February 2001
Howard Jeter                    58        Director                           April 2005
Andrew Uzoigwe                  63        Director                           April 2005
Cosmas (Ike) Okpala             42        Chief Financial Officer            June 2004
Peter C. Ntephe                 39        Secretary                          February 2001

Sir Emeka Offor has served as the chairman of the board of ERHC since February 2001. In addition to his duties as chairman, Sir Emeka Offor is currently chairman of Chrome Consortium. He is the director and shareholder of Chrome Oil Services Limited ("COS"). COS is the company's majority shareholder. Sir Emeka has held these positions at various times since 1995. Apart from owning majority interests in these companies, Sir Emeka Offor has majority interests in aviation, banking and insurance companies.

Walter Brandhuber served as a senior consultant at CRA International Limited, in London, England, from September, 2005 until his appointment in January 2006 as president and chief executive officer of the Company. He was also a senior consultant with G.E.A.R.S Limited from July 2003. From 1999 to 2003, Mr. Brandhuber served as a managing director and member of the board of Odin Petroleum N.V. based in London, England and Amsterdam, Netherlands. From 1999 to 2000, Mr. Brandhuber served on the board of Calverton Limited. From 1989 to 1998, Mr. Brandhuber worked at Union Texas Petroleum, his last position being vice-president. Mr. Brandhuber has an MBA (Hons) from the University of Notre Dame, a BA (cum laude) from the Loyola University of Chicago and a Doctor of Jurisprudence from the University of Oklahoma.

Nicolae Luca has served as a director since February 2001. Since April 1998, Mr. Luca has also served as the technical director for the Nigeria-incorporated entity Chrome Oil Services Limited, (a separate and distinct entity from the Bahamas-incorporated Chrome Oil Services Limited which is the Company's majority shareholder). Mr. Luca has a bachelor of science in mechanical engineering.

Howard Jeter has served as a director since April 2005. Howard Jeter retired with the rank of career Minister from the State Department in 2003 after a 27 -year career in Foreign Service. Ambassador Jeter is the immediate past US Ambassador to Nigeria. He also served as Deputy Assistant Secretary of State for African Affairs, State Director for West Africa, President Clinton's Special Envoy for Liberia and Ambassador to Botswana. Ambassador Jeter was Deputy Chief of Mission and later Charge d' Affairs in Lesotho and Namibia He also had multi-year assignments in Tanzania and Mozambique. Ambassador Jeter has been the recipient of numerous awards, including the Presidential Meritorious Service Awards, Superior Honor Awards and several Performance Awards. He received the Bennie Trailblazer Award from Morehouse College and the International Peace and Justice Award from the rainbow Coalition. Ambassador Jeter is a member of the Council on Foreign Relations, the American Foreign Service Association and Phi Beta Kappa. He earned his Bachelor of Arts Degree with Honors from Morehouse College and Masters Degrees in International Relations, Comparative Politics and African Studies from the Columbia University and University of California, Los Angeles (UCLA) He is currently the Executive Vice President of GoodWorks International, an international consulting and business advisory group, Chairman of the Advisory Committee on Africa, US Export - Import Bank and a board member of Africare and African Action.

Andrew Uzoigwe has served as a director since April 2005. . Dr. Uzoigwe started his career with Dow Chemical Company where he held various senior positions in its Walnut Creek Research Center and in its Specialty Chemicals Facility in Pittsburgh, California. He joined the Nigerian National Petroleum Corporation
(NNPC) in 1981. During his tenure in at NNPC, Dr. Uzoigwe held several senior technical and management positions including Chief Engineer and Project Coordinator (Petrochemicals), Group General Manager (R&D Division), Managing Director of NNPC's Refining and Petrochemicals subsidiaries. In 1999 he was appointed the Group Executive Director (Exploration & Production) a position he held until he retired from NNPC in 2002. Dr. Uzoigwe has also served in the Governing Boards of Raw Material Research and Development Council, National Management Agency. He has traveled extensively on numerous professional and official assignments on behalf of NNPC and the Nigerian Government. Dr. Uzoigwe is a Registered Professional mechanical Engineer and a Registered Professional Chemical Engineer in the State of California. He is a fellow of the Nigerian Society of Chemical Engineers and a Fellow of the Polymer Institute of Nigeria. He has BSc (Mechanical Engineering) and Master of Business Administration Degree from University of California at Berkley. He also holds Msc and PhD Degrees in Petroleum and Chemical Engineering from Stanford University California.

Cosmas (Ike) Okpala has served as chief financial officer of ERHC since June 2004. From February 2003 until serving at ERHC, Mr. Okpala served as Senior Manager/Head of the Investment Banking Division of African Express Bank Plc. From April 2001 to February 2003, Mr. Okpala served as General Manager/Chief Operating Officer of First Capital Guaranty Limited. Mr. Okpala had previously spent 11 years in various financial positions with banks and private institutions. Mr. Okpala holds three degrees including a Masters of Business Administration from the University of Nigeria, a Masters of Banking & Finance from FINAFRICA, Italy and a Bachelor of Science in Business Administration from California State University, U.S.A.

Peter C. Ntephe has served as secretary of ERHC since February 2001. From 1987 to 1992, Mr. Ntephe worked with Serena David Dokubo and Company, rising to the Head of the Corporate Legal Services Department. From 1992 to 1999, he was a partner in the law firm of NSW Law and oversaw the firm's provision of company secretarial services to corporate clients. From 1999 to 2001, he was Chief Legislative Aide to the Chairman of the Senate Committee for Judiciary and Legal Matters, National Assembly of Nigeria. Mr. Ntephe has a Bachelors' and two Masters degrees in law, the second Masters being a specialization in regulatory issues from the University of London.

All officers serve at the discretion of the board of directors. There are no family relationships between or among any executive officers and directors. There are no arrangements or understandings between an executive officer or director and any other person pursuant to which he was or is to be selected as an executive officer or director. None of the executive officers or directors is involved in any legal proceedings described in Item 401(f) of Regulation S-K.

The Company entered into a management services agreement with COS in February 2001. Pursuant to that agreement, COS provided the Company with management and business development services, in addition to making available specialized services in the areas of refinery maintenance, engineering design, and upstream oil industry services. COS provided the Company with such services for a management fee of $68,000 per month. Messrs. Okpala, and Ntephe were consultants to COS and received fees and overhead expense reimbursement from COS. Expenses not covered under the management services agreement were borne by the Company. Total management fees incurred during each of the years ended September 30, 2005 and September 30, 2004 were $204,000 and $816,000, respectively. The Company's executive officers incurred significant direct expense for travel and related expenses of approximately $279,000 and $418,000 during the years ended September 30, 2005 and 2004, respectively, which were reimbursed by the Company to COS or directly to the officers. At September 30, 2005 and 2004, accounts payable and other accrued liabilities included $0 and $3,231 respectively owed to one officer for direct travel expenses. In addition to the management services agreement, the Company had one employment agreement with Mr. Memon. On December 23, 2004, the Company and COS cancelled, effective December 31, 2004, the management services agreement. Beginning on January 1, 2005, ERHC made arrangements to assume and provide directly all services currently being provided under such management services agreement.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own beneficially more than ten percent (10%) of the common stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us. Based solely on the reports received and the representations of the reporting person, the Company believes that these persons have complied with all applicable filing requirements during the fiscal year ended September 30, 2005, except for a late Form 3 filing by Mr. Uzoigwe, a late Form 4 and/or Form 5 for Sir Emeka Offer and Chrome Energy LLC, and a late Form 4 for Mr. Ali Memon reporting the grant of options. Each late Form 3, Form 4 and/or Form 5 has been or will be subsequently filed.

Code of Ethics for the CEO, CFO and Senior Financial Officers

The Company has adopted the CEO, CFO and Senior Financial Officers Code of Ethical Conduct. The Board believes that these individuals must set an exemplary standard of conduct, particularly in the areas of accounting, internal accounting control, auditing and finance. This code sets forth ethical standards the designated officers must adhere to and other aspects of accounting, auditing and financial compliance. The Code of Ethics for the CEO, CFO and Senior Financial Officers is available on the Company's website at http://www.erhc.com/CorporateGovernance.htm. The information contained on our website is not incorporated by reference herein into this Report on Form 10-K.

Audit Committee Matters

The Company's Audit Committee was constituted of Mr. Ali Memon and Mr. Nicolae Luca until Mr. Memon's disengagement from the Company in January 2006. Mr. Memon's place as president and chief executive was taken by Mr. Walter Brandhuber who also replaced Mr. Memon on the audit committee. The Audit Committee is responsible for, among other things, overseeing the Company's accounting and financial reporting processes and audits of the Company's financial statements. There are currently no members of the Audit Committee who qualify as an "audit committee financial expert." The two members of the Audit Committee are also not "independent" directors as defined in federal securities laws. The Company's securities are traded on over the counter and it is not legally obligated to have independent directors or an audit committee financial expert on the audit committee. To strengthen its financial management nonetheless, the Company intends reconstitute its Audit Committee to be made up of solely independent directors, one of whom would qualify as an audit committee financial expert. It is expected that this will be done not later than the end of the current fiscal year of the Company, although no guarantees are hereby given in that regard.

Item 11. Executive Compensation

The following table sets forth certain information regarding compensation paid by the Company to its chief executive officer and other executive officers who received total annual salary and bonus that exceeded $100,000 during the periods involved.

Summary Compensation Table

                                                                                            Long-term Compensation Awards
                                                                                         -------------------------------------
                                                           Annual                         Restricted            Securities
                                          Fiscal         Compensation                     Stock Awards(s)       Underlying
    Name and Principal Positions           Year            Salary ($)      Bonus ($)           ($)             Options/SARs
-------------------------------------    ----------    ----------------    ----------    ----------------    -----------------

Ali Memon                                    2005            187,500(1)        -                 -                   -
  Chief Executive Officer                    2004             25,000(2)                                          3,000,000(3)
Chude Mba                                    2004             70,000(4)(5)     -                 -                   -
  Chief Executive Officer                    2003             84,000(5)        -                 -                   -
                                             2002             84,000(5)        -                 -                   -

(1) Represents three months at $150,000 per year and nine months at an increased salary of $200,000 per year.
(2) Ali Memon joined the Company in August 2004. The amount includes all compensation earned since August 2004.
(3) Pursuant to Mr. Memon's employment agreement and subject to the provisions for termination of employment in that agreement, Mr. Memon was awarded an option to purchase up to 3,000,000 shares of Company common stock, of which 1,000,000 shares vested on September 1, 2004 and 1,000,000 shares vested on August 1, 2005.
(4) Represents compensation paid to Mr. Mba from October 1, 2003, until his resignation on July 31, 2004.
(5) The Company paid a management services fee of $68,000 per month to COS, a component of which is an amount representing compensation to this officer for services provided under the management services agreement.

Option Grants in Fiscal Year Ending September 30, 2005

The following table sets forth information concerning individual grants of options made during the fiscal year ended September 30, 2005, to our named executive officers. No stock options or stock appreciation rights were issued during the fiscal year.

                                                                                            Potential Realizable Value at
                                                                                         Assumed Annual Rates of Stock Price
                                         Individual Grants                                Appreciation for Options Term (1)
                --------------------------------------------------------------------     -----------------------------------
                   Number of       Percent Of
                   Securities        Total
                   Underlying     Options/SARs    Exercise     Market
                  Option/SARs      Granted to     Of Base    Price at    Expiration
    Name           Granted (#)     Employees In    Price       Date of       Date            5%          10%
    (a)              (b)        Fiscal Year (c)  ($/Sh) (d)    Grant         (e)             (f)         (g)         0%
-----------     --------------  ---------------  ----------   ---------  -----------     ---------  ------------  ----------

  Ali Memon            -               -              -           -           -              -            -            -

Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

The following table sets forth information concerning options exercised during the fiscal year ended September 30, 2005 and option holdings as of September 30, 2005, with respect to our named executive officers. No stock options or stock appreciation rights were issued during the fiscal year.

                       Aggregated Option Exercises in 2005
                           and Year-End Option Values

                       Shares
                      Acquired
                         on           Value
                      Exercise       Realized          Number of Unexercised                Value of Unexercised
        Name              (#)           ($)              Options at FY-end                in-the-Money Options (1)
        (a)               (b)           (c)                     (d)                                  (e)
------------------ --------------- ------------- -------------------------------       ------------------------------
                                                  Exercisable      Unexercisable       Exercisable      Unexercisable
                                                  -----------      -------------       -----------      -------------
  Ali Memon                -             -         2,000,000         1,000,000          $340,000           $170,000

(1) The values of the unexercised options above are based on the difference between the exercise price of the options and the fair market value of our common stock at the end of the fiscal year ended September 30, 2005, which was $0.37 per share.

Compensation of Directors

Compensation expense for the year ended September 30, 2005, as recommended by the Compensation Committee and approved by the board, is shown in the table below.

                       Non-Executive Director Compensation

Director Name                  Fees            Common Shares          Value           Total
                           ---------------   ---------------   ---------------   ---------------
Sir Emeka Offor            $        33,300            85,000   $        36,125   $        69,425

Nicolae Luca                        19,125            85,000            36,125            55,250

Howard Jeter                        13,292            85,000            36,125            49,417

Andrew Uzoigwe                      13,644            85,000            36,125            49,769
                           ---------------   ---------------   ---------------   ---------------

                           $        79,361           340,000   $       144,500   $       223,861
                           ---------------   ---------------   ---------------   ---------------

As of January 25, 2006, none of the compensation approved as above for the directors has been paid or issued to any of the directors. Also approved was compensation for past services for directors Offor and Luca. Sir Emeka Offor will receive 4,000,000 shares of common stock valued at $1,700,000 for all services rendered from 2001 through 2004 and Nicolae Luca will receive $66,500 for his past services rendered from 2001 to 2004. None of the approved compensation for past services has been paid or issued to Offor and Luca as of January 25, 2006.

Employment Contracts

Mr. Memon's employment agreement with the Company terminated on January 20, 2006 when, by mutual agreement with the board on his disengagement from the Company, Mr. Memon resigned his employment with the Company. The Board of Directors approved Mr. Walter Brandhuber's appointment as president and chief executive officer on January 21, 2006.

Long Term Incentive Plan Awards and Benefit Plans

No executive officer received any long-term incentive plan awards during the fiscal year ended September 30, 2005. The Company has not established any defined plan or actuarial plan under which benefits are provided to its executive officers.

Securities Authorized for Issuance Under Equity Compensation Plans

In November 2004, the board of directors authorized a 2004 Compensatory Stock Option Plan, which was approved at a special meeting of the stockholders of the Company on February 4, 2005. Under this plan 4,340,000 shares have been approved for issuance by the Board of Directors as board compensation for current and past services.

--------------------------------- ------------------------------ ------------------------------- ------------------------------
         Plan Category             Number of securities to be      Weighted-average exercise         Number of securities
                                     issued upon exercise of     price of outstanding options,      remaining available for
                                      outstanding options,            warrants and rights        future issuance under equity
                                       warrants and rights                                            compensation plans
                                                                                                     (excluding securities
                                                                                                    reflected in column (a)
--------------------------------- ------------------------------ ------------------------------- ------------------------------
                                             (a)                                (b)                             (c)
--------------------------------- ------------------------------ ------------------------------- ------------------------------
   Equity compensation plans               4,340,000                           $0.425                       15,660,000
  approved by security holders
--------------------------------- ------------------------------ ------------------------------- ------------------------------
 Equity compensation plans not             4,750,000                           $0.20                                 0
  approved by security holders
--------------------------------- ------------------------------ ------------------------------- ------------------------------
             Total                         9,090,000                           $0.307                       15,660,000
--------------------------------- ------------------------------ ------------------------------- ------------------------------

Compensation Committee Interlocks Insider Participation

The Company's Compensation Committee is comprised Mr. Howard Jeter and Dr. Andrew Uzoigwe. None of the members of the Compensation Committee has been or is an officer or employee of the Company, or is involved with a related transaction or a relationship as defined by Item 404 of Regulation S-K. None of the Company's executive officers serves on the board of directors or compensation committee of a company that has an executive officer that serves on the Company's board or Compensation Committee. No member of the Company's board is an executive officer of a company in which one of the Company's executive officers serves as a member of the board of directors or compensation committee of that company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table and notes thereto set forth certain information regarding beneficial ownership of the common stock as of November 15, 2005 by (i) each person known by the Company to beneficially own more than five percent of the common stock, (ii) each director (iii) each named executive officer and (iv) all directors and officers of the Company as a group.

                                                 Shares of common stock          Percentage
     Name and Address                              Beneficially Owned         Of Voting Power
--------------------------------------------- --------------------------  ---------------------
Chrome Oil Services Ltd/Sir Emeka Offor              306,091,433 (1)              43.03%(2)
Ali Memon                                              2,000,000 (3)                 *
Ike Okpala                                               500,000 (4)                 *
Nicolae Luca                                                   -                     -
Peter Ntephe                                             500,000 (5)                 *
Andrew Uzoigwe                                                 -                     -
Howard Jeter                                                   -                     -

First Atlantic Bank                                   60,641,821 (6)               8.52%(2)
All executive officers and directors
  as a group (7 persons)                             309,091,433                  43.45%(2)

----------
Less than 1%.

The address of each beneficial owner, except First Atlantic Bank, is c/o ERHC Energy, Inc., 5444 Westheimer Road, Suite 1570, Houston, Texas 77056.

Beneficial ownership is determined in accordance with rules of the SEC and generally includes voting or dispositive power with respect to such shares.

(1) In March 2005, Chrome Energy LLC ("Chrome") transferred all holdings in the Company to Chrome Oil Services Ltd. ("COS"). Previously, COS was the sole member of Chrome. Sir Emeka Offor was the sole manager of Chrome and the sole shareholder and director of COS. As of November 15, 2005, COS owns 303,591,433 shares of the Company stock, and warrants to purchase 2,500,000 shares of the Company's common stock, of which 1,500,000 expire in October 2008 and have a $0.40 per share exercise price, and 1,000,000 expire in April 2009 and have a $0.25 per share exercise price.

(2) Shares beneficially owned and percentage of ownership is based on 711,412,226 shares of common stock outstanding as of November 15, 2005, 2,500,000 immediately exercisable warrants held by COS, Mr. Memon's immediately exercisable options for 2,000,000 shares of common stock, Mr. Okpala's immediately exercisable options for 500,000, and Mr. Ntephe's immediately exercisable options for 500,000.

(3) Includes options for 2,000,000 shares immediately exercisable by Mr. Memon.

(4) Includes options for 500,000 shares immediately exercisable by Mr. Okpala.

(5) Includes options for 500,000 shares immediately exercisable by Mr. Ntephe.

(6) These shares are owned by affiliates of First Atlantic Bank, and it is the understanding of the Company that First Atlantic Bank beneficially owns such shares. First Atlantic Bank's address is c/o John b. Geddie of Siegnyrl, Oshman and Geddie, Allen Parkway, Houston Texas 77019.

Item 13. Certain Relationships and Related Transactions

As more fully described in Item 10 above, the Company entered into a management services agreement with COS. At the time, Chrome was the Company's largest shareholder. Sir Emeka Offor, the chairman of the board of directors, is a director and shareholder of COS. As such, COS is an affiliate of Sir Emeka Offor and Chrome. On December 23, 2004, the Company and COS cancelled, effective December 31, 2004, the management services agreement.

In December 2004, the Company reached an agreement with Chrome to restructure all their outstanding notes payable. Pursuant to the debt restructure, Chrome agreed to cancel all their outstanding notes in exchange for a new 12% note with a principal amount of $10,134,084, convertible at the option of the Company at $0.175 per share, and expiring on January 31, 2007. Chrome also provided the Company with a new 10% working capital line of credit in the amount of $2,500,000, which would expire on January 31, 2007 and would be convertible at the option of the Company at $0.175 per share. In exchange for the cancellation and exchange of the notes and the new working capital line of credit, the Company agreed to issue Chrome 14,023,352 shares of common stock; 12,465,202 issued immediately, 623,260 shares on the advance of $1,000,000, and the remaining 934,890 shares upon receipt of an additional $1,500,000 available under the working capital loan. In addition, ERHC issued 12,308,359 shares of common stock to satisfy current interest accrued but not paid of $2,461,712.

On January 28, 2005, the Company exercised its right to convert the two new notes, dated December 15, 2004, in favor of Chrome, with a principal balance of $10,134,084 and accrued interest of $146,597 and dated December 15, 2004, in favor of Chrome with an original principal amount of $2,500,000 and accrued interest of $11,986. The Company issued to Chrome 73,100,962 of unregistered shares of ERHC common stock in conversion of the entire outstanding principal and accrued interest of the Consolidated Note and the Promissory Note. They were converted at $0.175 per share pursuant to the terms of such notes and cancelled in their entirety. ERHC issued these shares pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 14. Principal Accounting Fees and Services

Aggregate fees for professional services rendered by Panell Kerr Foster of Texas, P.C. ("PKF") for the fiscal years ended September 30, 2005 and September 30, 2004, were as follows:

                                                  2005              2004
                                                --------          --------

      Audit fee                                 $107,000*         $ 47,290
      Audit-related fees                        $     --          $     --
      Tax fees                                  $     --          $     --
      All other fees                            $    990          $  4,275

* Malone & Bailey, P.C. was not engaged until subsequent to September 30, 2005.

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

Tax fees for the fiscal year ended September 30, 2005 and 2004, represents the aggregate fees billed for professional services rendered by PKF for tax compliance, tax advice, and tax planning.

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

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules.

      3.    The following documents are filed as exhibits to this report:

EXHIBIT NO.                         IDENTIFICATION OF EXHIBIT
-----------                         -------------------------

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

ERHC Energy Inc.


By: /s/ Walter Brandhuber
    ----------------------------------------------
        Walter Brandhuber,
        Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                                  Title                         Date
---------                                                  -----                         ----
/s/  Sir Emeka Offor                          Chairman of the Board                 January 30, 2006
---------------------------------------
      Sir Emeka Offor

/s/  Walter Brandhuber                        Chief Executive Officer,              January 30, 2006
---------------------------------------       President and Director
     Walter Brandhuber

/s/  Nicolae Luca                             Director                              January 30, 2006
---------------------------------------
     Nicolae Luca

/s/  Cosmas (Ike) Okpala                      Chief Financial Officer (Principal    January 30, 2006
---------------------------------------       Accounting Officer)
     Cosmas (Ike) Okpala

/s/  Peter C. Ntephe                          Secretary                             January 30, 2006
---------------------------------------
     Peter C. Ntephe

                                  Exhibit Index

EXHIBIT NO.                         IDENTIFICATION OF EXHIBIT
-----------                         -------------------------

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