Form 10-Q
period 2005-12-31
ERHC Energy Inc
filed 2006-02-09
CIK 799235

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q
   (MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2005

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ________________

                         Commission File Number 0-17325

                                ERHC ENERGY INC.
             (Exact name of registrant as specified in its charter)

         Colorado                                        88-0218499
(State of Incorporation)                    (I.R.S. Employer Identification No.)

                              5444 Westheimer Road
                                   Suite 1570
                              Houston, Texas 77056
          (Address of principal executive offices, including zip code.)

                                 (713) 626-4700
              (Registrant's telephone number, including area code)

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

                                 Yes |X|  No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes |_|  No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

The number of common shares outstanding as of February 7, 2006 was 710,912,226.

                                TABLE OF CONTENTS

                                ERHC ENERGY INC.

Part I. Financial Information                                                    Page
                                                                                ------
Item 1.  Financial Statements

         Consolidated Balance Sheets at December 31, 2005
         and September 30, 2005                                                    3

         Consolidated Statements of Operations for the Three Months Ended
         December 31, 2005 and 2004                                                4

         Consolidated Statements of Cash Flows for the Three Months Ended
         December 31, 2005 and 2004                                                5

         Notes to the Consolidated Financial Statements                            6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                 12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                13

Item 4.  Controls and Procedures                                                   13

Part II. Other Information

Item 1.  Legal Proceedings                                                         16

Item 2.  Unregistered Sale of Securities and Use of Proceeds                       16

Item 3.  Defaults Upon Senior Securities                                           16

Item 4.  Submission of Matters to a Vote of Security Holders                       16

Item 5.  Other Information                                                         16

Item 6.  Exhibits and Reports on Form 8-K                                          16

         Signatures                                                                17


ERHC ENERGY INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
December 31, 2005 and September 30, 2005
--------------------------------------------------------------------------------

                                                                December 31,        September 30,
                                                                    2005               2005
                                                               ---------------    ---------------
ASSETS

Current assets:
     Cash and cash equivalents                                 $       352,700    $       988,490
     Prepaid expenses and other current assets                          10,000             32,093
                                                               ---------------    ---------------
         Total current assets                                          362,700          1,020,583
DRSTP concession fee                                                 5,679,000          5,679,000
Furniture and equipment, net                                            18,352             20,627
                                                               ---------------    ---------------
              Total assets                                     $     6,060,052    $     6,720,210
                                                               ===============    ===============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued liabilities                  $       184,539    $       192,634
     Accounts payable and accrued liabilities, related party         2,138,417          2,064,675
     Accrued interest                                                    3,650              3,189
     Asset retirement obligation                                       485,000            485,000
     Current portion of convertible debt                                33,513             33,513
                                                               ---------------    ---------------
        Total current liabilities                                    2,845,119          2,779,011
                                                               ---------------    ---------------
Commitments and contingencies:
Shareholders' equity:
     Preferred stock, par value $0.0001; authorized
        10,000,000; none issued and outstanding                             --                 --
     Common stock, par value $0.0001; authorized 950,000,000
        shares; issued and outstanding 710,912,226 shares               71,091             71,091
     Additional paid-in capital                                     83,780,537         83,584,956
     Accumulated deficit                                           (80,636,695)       (79,407,711)
     Deferred compensation                                                  --           (307,137)
                                                               ---------------    ---------------
           Total shareholders' equity                                3,214,933          3,941,199
                                                               ---------------    ---------------

              Total liabilities and shareholders' equity       $     6,060,052    $     6,720,210
                                                               ===============    ===============

    The accompanying notes are an integral part of these financial statements

ERHC ENERGY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
For the Three Months Ended December 31, 2005 and 2004
--------------------------------------------------------------------------------

                                                     2005              2004
                                               --------------    --------------

General and administrative expenses            $    1,232,792    $      643,235
                                               --------------    --------------
Other income and (expenses):
     Interest income                                    4,269                --
     Interest expense                                    (461)         (698,258)
     Loss on extinguishment of debt                        --        (5,749,575)
                                               --------------    --------------
        Total other income and expenses, net            3,808        (6,447,833)
                                               --------------    --------------
           Net loss                            $   (1,228,984)   $   (7,091,068)
                                               ==============    ==============
Net loss per common share - basic
     and diluted                               $        (0.00)   $        (0.01)
                                               ==============    ==============
Weighted average number of common
     shares outstanding - basic and diluted       710,912,226       603,273,708
                                               ==============    ==============

    The accompanying notes are an integral part of these financial statements

ERHC ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
For the Three Months Ended December 31, 2005 and 2004
--------------------------------------------------------------------------------
                                                                 2005               2004
                                                            ---------------    ---------------
Cash Flows From Operating Activities
     Net loss                                               $    (1,228,984)   $    (7,091,068)
     Adjustments to reconcile net loss to net cash
        used by operating activities:
        Depreciation expense                                          2,275                 --
        Compensatory stock options                                  502,718             63,750
        Amortization of beneficial conversion feature
           associated with convertible debt                                            413,503
        Loss on extinguishment of debt                                               5,749,575
        Changes in operating assets and liabilities:
           Prepaid expenses and other current assets                 22,093                 --
           Accounts payable and other accrued liabilities            (8,095)            83,240
           Accounts payable, and accrued liabilities
              related party                                          73,742             59,603
           Accrued interest                                             461            284,756
                                                            ---------------    ---------------
              Net cash used by operating activities                (635,790)          (436,641)
                                                            ---------------    ---------------
Cash Flows From Financing Activities:
     Proceeds from line of credit, related party                         --          1,000,000
     Proceeds from convertible debt, related party                       --            402,099
     Repayment of convertible debt, related party                        --            (70,400)
                                                            ---------------    ---------------
              Net cash provided by financing activities                  --          1,331,699
                                                            ---------------    ---------------
Net increase (decrease) in cash and cash equivalents               (635,790)           895,058

Cash and cash equivalents, beginning of period                      988,490             20,272
                                                            ---------------    ---------------

Cash and cash equivalents, end of period                    $       352,700    $       915,330
                                                            ===============    ===============

    The accompanying notes are an integral part of these financial statements

ERHC Energy Inc.
Notes to Consolidated Financial Statements
(Unaudited)
--------------------------------------------------------------------------------

Note 1 -  Business Organization

The consolidated financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2005.

General Business and Nature of Operations and Significant Accounting Policies

ERHC Energy Inc. ("ERHC" or the "Company") is an independent oil and gas company. The Company was formed in 1986, as a Colorado corporation, and was engaged in a variety of businesses until 1996, when it began its current operations as an independent oil and gas company. The Company's goal is to maximize its value through exploration and exploitation of oil and gas reserves in the Gulf of Guinea offshore of central West Africa. The Company's current focus is to exploit its only assets, which are rights to working interest in exploration acreage in the Joint Development Zone ("JDZ") between the Democratic Republic of Sao Tome & Principe ("DRSTP") and the Federal Republic of Nigeria ("FRN") and in the exclusive territorial waters of Sao Tome (the "Exclusive Economic Zone" or "EEZ"). The Company has formed relationships with upstream oil and gas companies to assist the Company in exploiting its assets in the JDZ. The Company currently has no other operations.

Consolidated Financial Statements

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary after elimination of all significant inter-company accounts and transactions.

Use of Estimates

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period for the quarters then ended. Actual results could differ significantly from those estimates.

Stock-Based Compensation

As more fully discussed below in Note 6, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based Payment effective October 1, 2005. The Company adopted the modified prospective transition method provided under SFAS No. 123R and consequently has not retroactively adjusted results for prior periods.

Reclassifications

During the year ended September 30, 2005, the Company corrected a 1,222,153 understatement in the number of shares of common stock outstanding that has consistently existed for many years. The shares were issued at a time when the stock had no significant value, accordingly, the correction of outstanding shares resulted in a $122 increase in common stock and a corresponding decrease in additional paid-in capital. All periods presented have been corrected to include these additional shares.

Note 2 - Going Concern

The Company's current liabilities exceed its current assets by $2,482,419 at December 31, 2005. The Company has incurred net losses since inception. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. The Company is in ongoing negotiations to raise general operating funds and funds for specific projects. Management will be required to, and expects to, raise additional capital through the issuance of debt securities and offerings of equity securities to fund the Company's operations, and will attempt to continue raising capital resources until such time as the Company generates revenues sufficient to maintain itself as a viable entity. However, there is no assurance that such financing will be obtained.

ERHC Energy Inc.
Notes to Consolidated Financial Statements
(Unaudited)
--------------------------------------------------------------------------------

The Company's current focus is to exploit its only assets, which are agreements with the DRSTP concerning oil and natural gas exploration in Sao Tome, an island nation located in the Gulf of Guinea off the coast of central West Africa, and in a JDZ between Sao Tome and the FRN. The Company has formed relationships with other oil and gas companies having technical and financial capabilities to assist the Company in leveraging its interests in the JDZ. Should circumstances impede the Company's progress in negotiating production-sharing contracts to develop its interests in the 2001 Agreement and the 2003 Option Agreement with DRSTP, the Company's business would be adversely affected. Should the Company complete successful negotiations of production sharing contracts, there is no certainty that the Company and its joint venture partner(s) will be able to successfully develop the Company's interests. The Company currently has no other operations.

The Company expects to continue borrowing funds from Chrome in the future but there is no assurance that funds will be made available or under similar terms. If the Company is successful in its efforts to negotiate production-sharing contracts, it expects that those contracts will provide cash to the Company for continued operations. In prior years, the Company was able to raise funds in a timely manner, but there is no assurance that it will continue to do so in the future. The accompanying financial statements have been prepared on the assumption that the Company will continue as a going concern. If the Company is unable to continue as a going concern, the values realized from the Company's assets may be less than the carrying amounts reported in its financial statements. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

Concession Fee Agreement

In May 1997, the Company entered into an exclusive joint venture with the DRSTP (the "1997 Agreement"). On May 21, 2001, the 1997 Agreement was replaced by a Memorandum of Agreement (the "2001 Agreement"), which was embodied in a Consent Award issued by the arbitrator as a result of the satisfaction of several conditions, including the ratification of a treaty between the FRN and the DRSTP. The 2001 Agreement gives the Company rights to participate in exploration and production activities in both the exclusive territorial waters of Sao Tome referred to as the EEZ and an area between Sao Tome and the FRN that the two nations have designated as the JDZ.

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

ERHC Energy Inc.
Notes to Consolidated Financial Statements
(Unaudited)
--------------------------------------------------------------------------------

On April 13, 2004, the Company submitted a letter to the JDA exercising its option rights in the JDZ. The options exercised by the Company were:

   Option Pick-ERHC         Working Interest
        Choice                 Percentage           JDZ Block #                      Signature Bonus Payable
-----------------------    --------------------    ---------------    ------------------------------------------
1                          15%                     6                  Signature Bonus Free
2                          15%                     5                  100% of 15% of the total Signature Bonus
3                          20%                     3                  Signature Bonus Free
4                          30%                     2                  Signature Bonus Free
5                          25%                     4                  Signature Bonus Free
6                          20%                     9                  100% of 20% of the total Signature Bonus

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

In May 2005, the JDA announced the awards for the blocks in the 2004 JDZ Licensing Round as follows:

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

      o In Block 4 the Noble and ERHC group was awarded 35% interest as a result of the joint bid submitted by the companies. In addition the JDA confirmed the award to ERHC of its 25% Option Interest, free of any signature bonus. The Company originally formed a relationship with Noble Energy Resources ("Noble") to negotiate a production sharing agreement for Block 4. However, Noble subsequently withdrew from negotiations and the company has entered into an agreement with Addax Petroleum ("Addax") under which Addax will replace Noble in the ERHC/Noble group. Approval for Addax to participate in Block 4 has been requested from the JDA.

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

ERHC Energy Inc.
Notes to Consolidated Financial Statements
(Unaudited)
--------------------------------------------------------------------------------

Note 4 - Notes Payable

As of December 31, 2005, the Company had $33,513 of nonaffiliated convertible debt and $3,650 accrued but unpaid interest outstanding. As of December 31, 2005, if the outstanding convertible debt and accrued interest were converted using the conversion price of $0.20 per share, the Company would be required to issue 185,815 shares of common stock.

Note 5 - Shareholders' Equity

Under three consulting agreements with the Company, 1,750,000 options were granted to consultants on December 31, 2005. These options have an exercise price of $0.20 per share with no expiration date. The Company recognized consulting expense of $401,100 during the quarter ended December 31, 2005 related to the fair value of these options. Upon adoption of Statement of Financial Accounting Standards No. 123R (as discussed in Note 6) the Company also recognized $101,618 in expense related to the fair value computation of an employee's options.

Note 6 - Stock-Based Compensation

During the year ended September 30, 2004, the Company issued options to purchase 3,000,000 shares of common stock to an employee as part of his initial compensation package. These options have an adjusted exercise price of $0.20 per share, with 1,000,000 options vesting on September 1, 2004, August 1, 2005 and August 1, 2006.

Effective October 1, 2005, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to October 1, 2005, the Company had accounted for stock options according to the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under SFAS No. 123R, and, consequently, has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options recognized in the first quarter of Fiscal 2006 includes: 1) quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and 2) quarterly amortization related to all stock option awards granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

Stock awards outstanding under the Company's current plans have generally been granted at prices which are equal to the market value of the Company's stock on the date of grant, generally vest over one year and bear no expiration date. Effective October 1, 2005, the Company began recognizing compensation expense ratably over the vesting period, net of estimated forfeitures. At December 31, 2005, there was $304,854 of unrecognized compensation cost related to nonvested options, which is expected to be recognized over a remaining weighted-average vesting period of eight months. No options were granted or exercised during the three months ended December 31, 2005.

During the quarter ended December 31, 2004, the Company recognized $63,750 in share-based compensation expense. Had compensation cost for our share-based compensation plan been determined consistent with SFAS No. 123R, the Company's net income and earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share data):

                                    Description                                              2004
------------------------------------------------------------------------------------    ---------------
Net loss - as reported                                                                $     (7,091,068)

    Plus: stock-based compensation expense determined
       using the intrinsic value of the option at the
       measurement date                                                                         63,750

    Less: stock-based employee compensation determined
       under fair value method for all awards granted to
       Employees                                                                              (107,479)
                                                                                      -----------------

Net loss - pro forma                                                                  $     (7,134,797)
                                                                                      =================

Basic and diluted net loss per share - as reported                                    $          (0.01)
                                                                                      =================

Basic and diluted net loss per share - pro forma                                      $          (0.01)
                                                                                      =================

ERHC Energy Inc.
Notes to Consolidated Financial Statements
(Unaudited)
--------------------------------------------------------------------------------

The fair values of the options granted under the Company's fixed stock option plans were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                           Assumptions                                    2005               2004
------------------------------------------------------------------   ---------------    ---------------
Expected life (years)                                                    5.00 years         3.58 years
Interest rate                                                                 3.47%              4.00%
Dividend yield                                                                0.00%              0.00%
Volatility (Based on historical experience)                                   88.4%            107.00%

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, the actual value realized at the time the options are exercised may differ from the estimated values computed above.

Note 7 - Commitments and Contingencies

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

Employment and Consulting Agreements

From August 1, 2004 until January 20, 2006, Mr. Ali Memon was the Company's President and Chief Executive Officer. Mr. Memon had a three-year employment agreement that originally included a base salary of $150,000 per year. On January 25, 2005, the Board of Directors approved an increase in Mr. Memon's salary from $150,000 to $200,000 per year for the remaining term of the contract, beginning January 1, 2005, and expiring July 31, 2007. See subsequent event at Note 9.

Effective January 1, 2005, the Company entered into consulting agreements with two individuals, which require payment of cash and issuance of options for a total of 1,250,000 shares of common stock upon completion of a full year of service which was met on December 31, 2005. These options have an exercise price of $0.20 per share and will vest immediately upon issuance and will have no expiration date. Either party may terminate these consulting agreements with 30 days notice. The options issued under these consulting agreements include provisions for cashless exercise.

Effective January 1, 2005, the Company entered into a consulting agreement with an individual which requires payment of cash and the issuance of options for a total of 500,000 shares of common stock upon a full year of service which was met on December 31, 2005 (This agreement was signed September 1, 2005, but was effective at January 1, 2005). These options have an exercise price of $0.20 per share and will vest immediately upon issuance and will have no expiration date. Either party may terminate these consulting agreements with 30 days notice. The options issued under these consulting agreements include provisions for cashless exercise.

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

ERHC Energy Inc.
Notes to Consolidated Financial Statements
(Unaudited)
--------------------------------------------------------------------------------

Operating Lease

The Company leases office space at 5444 Westheimer Road, Houston, Texas. The lease for office space expires February 2006. The monthly base rent payment is $3,567 based on approximately 1,900 square feet of office space. Upon expiration of its current lease, the Company expects to lease the same space or comparable space in the normal course of business.

 Note 8 - Supplemental Disclosure of Cash Flow Information

Following is an analysis of non-cash operating and financing activities and non-cash investing and financing activities for the three months ended December 31, 2005 and 2004.

                                                                                    2005              2004
                                                                             ---------------   ---------------
Non-cash operating and financing activities: Stock issued in exchange for:
        Accounts payable and accrued liabilities                             $            --   $       175,645
        Accrued interest                                                                  --            84,852
        Accrued interest, related party                                                   --         2,620,295

Non-cash investing and financing activities:
     Stock issued for conversion of non-related
        party debt to equity                                                              --         1,592,521
     Beneficial conversion feature associated with
        convertible debt                                                                  --           347,517
     Exchange of convertible and non convertible
        debt, related party                                                               --        10,134,084

Note 9 - Subsequent Event

On January 20, 2006, by mutual agreement with the Board of Directors, Ali Memon resigned as Director and Chief Executive Officer of the Company. On January 21, 2006, the Board of Directors appointed Walter Brandhuber as Director and Chief Executive Officer. Mr. Brandhuber's employment agreement is for a period of 36 months and provides for a base salary of $200,000 per year, payable monthly. Further, the employment agreement provides incentive compensation based on Board approval and on attainment of performance targets as mutually agreed between the Board and Mr. Brandhuber. The Company will recognize approximately $623,000 of expense in the second quarter of 2006 related to Mr. Memon's agreement.

On January 30, 2006, the JDA notified the Company of its approval of the ERHC/Addax Petroleum ("Addax") Consortium as operator of JDZ Block 4. On February 6 2006, Pioneer informed the JDA, the Minister of Petroleum of Nigeria and ERHC of its decision to withdraw from the consortium participating in Blocks 2 and 3.

On February 7, 2006, ERHC entered into a memorandum of understanding with Sinopec and Addax Petroleum regarding the entry into a participation agreement whereby Sinopec and Addax will replace Pioneer in the consortium's 35% interest in Block 2. Further, on February 7, 2006 ERHC entered into a memorandum of understanding with Addax regarding the entry into a participation agreement whereby Addax will replace Pioneer in the consortium's 5% interest in Block 3. Both memorandums of understanding have been submitted for approval by the JDA.

Forward Looking Statements

This report contains forward-looking statements. These statements relate to future events or ERHC Energy Inc.'s ("Company" or "ERHC") future financial performance and involve known and unknown risks, uncertainties and other factors that may cause ERHC or its industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations

You must read the following discussion of the results of the operations and financial condition of the Company in conjunction with its financial statements, including the notes included in its Form 10-K filing. The Company's historical results are not necessarily an indication of trends in operating results for any future period.

Overview

The Company's current focus is to exploit its only assets, which are rights to working interests in exploration acreage in the JDZ and the EEZ. The Company has entered into agreements with upstream oil and gas companies to jointly negotiate production sharing contracts in these JDZ Blocks. The technical and operational expertise in conducting exploration operations will be provided by the Company's co-ventures.

Results of Operations

Three Months Ended December 31, 2005 Compared with Three Months Ended December 31, 2004

During the three months ended December 31, 2005, the Company incurred a net loss of $1,228,984, compared to a net loss of $7,091,068 for the three months ended December 31, 2004. A significant portion of the decrease in net loss for the three months ended December 31, 2005 was attributable to a $5,749,575 non-cash loss on extinguishment of debt during the three months ended December 31, 2004 as the result of the issuance of shares in conjunction with the Chrome debt restructuring. Interest expense decreased by $697,797 due to conversion of the outstanding convertible debt during the three months ended December 31, 2004. General and administrative expenses increased by $589,557 for the three months ended December 31, 2005 as compared to the three months ended December 31, 2004 primarily due to $401,100 in consulting charges in the period for the fair value calculation of options issued to consultants.

Through December 31, 2004, the Company was a party to a management services agreement with COS. Pursuant to that agreement, COS provided the Company with management and business development services. COS provided these services to the Company for a management fee of $68,000 per month. The Chief Financial Officer and Secretary were consultants to COS that provided services to the Company and these persons received salaries and overhead expense reimbursement from COS, not from the Company. Expenses not covered under the management services agreement were paid by the Company, which includes primarily general office supplies. During each of the three months ended December 31, 2004 total expenses incurred under this management services agreement were $208,000. On December 23, 2004, the Company and COS cancelled, effective December 31, 2004, the management services agreement.

The Company's executive officers incurred significant travel expenses of approximately $75,000 and $96,000 for the quarters ended December 31, 2005 and 2004, respectively, as they continued negotiations with officials of the FRN and DRSTP as well as numerous trips to the United States from Nigeria by several Chrome executives while managing the ongoing affairs of the Company. The Company anticipates travel related expenses to continue to be significant as the Company further develops its business interests.

During the quarters ended December 31, 2005 and 2004, the Company had no revenues from which cash flows could be generated to support operations and thus relied on borrowings funded from its line of credit provided by Chrome as well as the sale of common stock.

Liquidity and Capital Resources

As of December 31, 2005, the Company had $352,700 in cash and cash equivalents and negative working capital of $2,482,419. Historically, the Company has financed its operations from the sale on a best-efforts basis of debt and equity securities (including the issuance of its securities in exchange for goods and services). There have been no cash flows generated from operations in the past two years.

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

The Company presently intends to utilize any available sources of funds to provide for general corporate overhead and to continue to pursue its interests in Sao Tome and the JDZ/EEZ. If the Company is successful in negotiating production sharing contracts in Blocks 2, 3 and 4, the Company expects to receive funding from its partners that will support its operations.

Debt Financing Arrangements

At December 31, 2005, the Company had $33,513 of convertible debt and $3,650 accrued but unpaid interest outstanding. At December 31, 2005, if the outstanding convertible debt plus accrued interest were converted using the conversion price of $0.20 per share, the Company would be required to issue 185,815 shares of common stock.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company's current focus is to exploit its only assets, which are rights to working interests in the JDZ and EEZ under agreements with the JDA and DRSTP. The Company has formed relationships with other oil and gas companies with technical and financial capabilities to assist the Company in leveraging its interests in the JDZ. The Company also intends to form relationships with other oil and gas companies with technical and financial capabilities to assist the Company in leveraging its interests in the EEZ. Should circumstances impede the Company from perfecting its interests in the 2001 Agreement with DRSTP or the 2003 Option Agreement, the Company's business would be materially affected. Should the Company perfect its interests in the 2001 Agreement and the 2003 Option Agreement, there is no certainty that the Company will be able to obtain sufficient financial and other resources to develop its interests. The Company currently has no other operations.

At December 31, 2005, all of the Company's operations were located outside the United States. The Company's only assets are agreements with DRSTP and the JDA, which provide ERHC with rights to participate in exploration and production activities in the Gulf of Guinea off the coast of central West Africa. Foreign governments that have historically experienced volatility, which is out of management's control, control this geographic area of interest. The Company's ability to exploit its interests in the agreements it this area may be impacted by this circumstance. The future success of the Company's international operations may also be adversely affected by risks associated with international activities, including economic and labor conditions, political instability, risk of war, expropriation, renegotiation or modification of existing contracts, tax laws (including host-country import-export, excise and income taxes and United States taxes on foreign subsidiaries) etc. Also changes in exchange rates may adversely affect the Company's future results of operations and financial condition.

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

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management, with participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the quarter covered by this Quarterly Report on Form 10-Q. As described below under Management's Report on Internal Control Over Financial Reporting, the Company has identified material weaknesses in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). The Company's Chief Executive Officer and Chief Financial Officer have concluded that as a result of the material weaknesses, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's disclosure controls and procedures were not effective.

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

Based on our assessment and those criteria, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2005 as a result of material weaknesses in (a) internal controls surrounding corporate governance, and (b) internal controls surrounding the accounting for common stock issuances.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Internal Controls Surrounding Corporate Governance: The principal factors contributing to the material weakness in corporate governance are as follows:

      |X|   Inadequate number of independent directors.
      |X|   Lack of independent audit committee.
      |X|   Lack of audit committee financial expert.

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

Internal Controls  Surrounding the Accounting for Transactions  Involving Common
Stock: The principal factor contributing to the material weakness in the accounting for issuances of shares of common stock is based on:

      |X| The existence of differences in the number of shares of common stock outstanding as reflected in the Company's accounting records and prior financial reports and the number reported by the Company's stock transfer agent that resulted in a change in previously issued financial statements at September 30, 2005.
      |X| An error in accounting for conversion of debt to equity that occurred in fiscal 2005 and resulted in a $347,517 audit adjustment at September 30, 2005.

The Company's independent registered public accounting firm has audited management's assessment of the effectiveness of the Company's internal control over financial reporting as of September 30, 2005, as stated in their report which appears on page F-2 of the Company's September 30, 2005 Form 10-K under the heading, Report of Independent Registered Public Accounting Firm.

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

Until these changes are completed, weaknesses will continue to exist. Management presently anticipates that the changes necessary to remediate these weaknesses will be in place by the conclusion of the 2006 fiscal year.

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

Item 2.  Unregistered Sale of Securities and Use of Proceeds

                  None

Item 3. Defaults Upon Senior Securities

                  None

Item 4. Submission of Matters to a Vote of Security Holders

                  None

Item 5. Other Information

In August 2004, the Company entered into a participation agreement with Pioneer Natural Resources ("Pioneer") whereby the companies jointly applied for rights in the production sharing contract for Block 2 of the Joint Development Zone. In December 2004, the Company entered into a participation agreement with Pioneer whereby the companies jointly applied for rights in the production sharing contract for Block 3 of the Joint Development Zone.

In May 2005, the Nigeria-Sao Tome and Principe Joint Development Authority ("JDA") awarded the ERHC / Pioneer consortium a 35% interest in Block 2, and a 5% interest in Block 3. On February 6 2006, Pioneer informed the JDA, the Minister of Petroleum of Nigeria and ERHC of its decision to withdraw from the consortium participating in Blocks 2 and 3.

On February 7, 2006, ERHC entered into a memorandum of understanding with Sinopec and Addax Petroleum ("Addax") regarding the entry into a participation agreement whereby Sinopec and Addax will replace Pioneer in the consortium's 35% interest in Block 2. Further, on February 7, 2006 ERHC entered into a memorandum of understanding with Addax regarding the entry into a participation agreement whereby Addax will replace Pioneer in the consortium's 5% interest in Block 3. Both memorandums of understanding have been submitted for approval by the JDA.

Item 6. Exhibits and Reports on Form 8-K

EXHIBIT NO. IDENTIFICATION OF EXHIBIT
----------  -------------------------

10.9*       Employment Agreement with Walter Brandhuber

31.1* Certification Pursuant to 18 U.S.C Section 7241, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2* Certification Pursuant to 18 U.S.C Section 7241, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1* Certification Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2* Certification Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
----------
*Filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons, in the capacities and on the dates indicated below, have signed this report.

ERHC Energy, Inc.

         Name                                Title                                    Date
         ----                                -----                                    ----

/s/ Walter Brandhuber               President & Chief Executive Officer         February 8, 2006
---------------------
   Walter Brandhuber

/s/ Cosmas (Ike) Okpala             Chief Financial Officer                     February 8, 2006
-----------------------
    Cosmas (Ike) Okpala