Form 10-K/A
period 2005-09-30
ERHC Energy Inc
filed 2006-04-27
CIK 799235

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 2)

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No |_|

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sales price of $0.71 per share on the "over the counter bulletin board" on March 31, 2005 was $237,822,494.

November 30, 2005, registrant had 710,912,226 shares of common stock, par value $0.0001 per share, outstanding.

                       DOCUMENT INCORPORATED BY REFERENCE

None

                                INTRODUCTORY NOTE

Amendment No. 2 on Form 10-K/A to the Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

      This Amendment No. 2 on Form 10-K/A is being filed to revise certain disclosure in the Company's Consolidated Financial Statements for the fiscal years ended September 30, 2005, and 2004, in connection with a review of our financial statements and related disclosures by the Staff of the Division of Corporation Finance of the U.S. Securities and Exchange Commission (the "SEC").

      The disclosures revisions relate to the Company's use of the successful efforts method of accounting for oil and gas exploration and production activities and the elimination of certain information regarding unproven reserves. The changes do not affect any of the amounts included in the financial statements previously filed.

      This amendment only reflects the changes discussed above. All other information is unchanged and reflects the disclosures made at the time of the original filing on December 29, 2005 and the amended filing on January 30, 2006, which included only Part III, items 10, 11, 12, and 13.

                                TABLE OF CONTENTS

                                      PART I                                       PAGE
                                                                                   ----
Item 1.    Description of Business                                                   1
Item 2.    Description of Property                                                   6
Item 3.    Legal Proceedings                                                         6
Item 4.    Submission of Matters to a Vote of Security Holders                       6

                                     PART II

Item 5.    Market for Registrant's common stock and Related Shareholder Matters      7
Item 6.    Selected Financial Data                                                   8
Item 7.    Management's Discussion and Analysis of Financial Condition and
             Plan of Operations                                                      8
Item 7a.   Quantitative and Qualitative Disclosures about Market Risk               11
Item 8.    Financial Statements and Supplementary Data (See Index Below)            12
Item 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosures                                              12
Item 9a.   Controls and Procedures                                                  12

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant                       15
Item 11.   Executive Compensation                                                   17
Item 12.   Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters                                        19
Item 13.   Certain Relationships and Related Transactions                           20
Item 14.   Principal Accounting Fees and Services                                   20

                                     PART IV

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K          22
           Signatures                                                               23

            Index to Financial Statements and Schedules

Reports of Independent Registered Public Accounting Firms                    F-2 - F-4
Financial Statements:
   Consolidated Balance Sheets as of September 30, 2005 and 2004                   F-5
   Consolidated Statements of Operations for the Years Ended
     September 30, 2005, 2004 and 2003                                            F-6
   Consolidated Statements of Shareholders' Equity (Deficit)
     for the Years Ended September 30, 2005, 2004 and 2003                         F-7
   Consolidated Statements of Cash Flows for the Years Ended
     September 30, 2005, 2004 and 2003                                             F-8
   Notes to Consolidated Financial Statements                                      F-9

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

On April 13, 2004, the Company submitted a letter to the JDA exercising its option rights in the JDZ. The options exercised by the Company were:

 Option Pick-ERHC        Working Interest
      Choice                Percentage           JDZ Block #                   Signature Bonus Payable
--------------------    --------------------    ---------------    -------------------------------------------
         1                      15%                   6                          Signature Bonus Free
         2                      15%                   5            100% of 15% of the total Signature Bonus
         3                      20%                   3                          Signature Bonus Free
         4                      30%                   2                          Signature Bonus Free
         5                      25%                   4                          Signature Bonus Free
         6                      20%                   9            100% of 20% of the total Signature Bonus

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

The Company's revenues and results of operations will be subject to fluctuations based upon the general economic conditions both in the United States and internationally. If there were to be a general economic downturn or a recession in the oil and gas industry, the Company's future revenues and the value of its oil and natural gas exploration concession could be materially adversely affected. If there were to be a general economic downturn or a recession in the oil and gas industry, the Company's ability to exploit its assets in the JDZ and EEZ could be materially adversely affected.

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

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions i(n "penny stocks." Penny stocks generally are equity securities with a share price of less than $5.00. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. These disclosure requirements may have the effect of reducing the level of trading activity in any secondary market for a stock that becomes subject to the penny stock rules. The Company's common stock may be subject to the penny stock rules, and accordingly, investors in the common stock may find it difficult to sell their shares in the future, if at all.

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

-------------------------------------------------------------------------------------------------------------------------
                                                                                                   Number of Securities
                                                     Number of Securities                          Remaining Available
                                                      To be Issued Upon                            for Future Issuance
                                                         Exercise of          Weighted Average      Under Equity Comp-
                                                         Outstanding          Exercise Price of    ensation Plans (Exclu
                                                    Options, Warrants and   Outstanding Options,    ding Securities Ref-
                                                            Rights           Warrants and Rights    elected in Column A)
                   Plan Category                             (A)                   (B)                      (C)
-------------------------------------------------------------------------------------------------------------------------
Equity Compensation Plans Approved by Security                -                     -                  20,000,000
Holders
-------------------------------------------------------------------------------------------------------------------------

Equity Compensation Plans Not Approved by Security        3,000,000               $0.20                      -
Holders
-------------------------------------------------------------------------------------------------------------------------
         Total                                            3,000,000               $0.20                20,000,000
-------------------------------------------------------------------------------------------------------------------------

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

                                                                For the Year Ended September 30,
                                    ---------------------------------------------------------------------------------
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

                                                                  As of September 30,
                                    --------------------------------------------------------------------------------
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

                                              Less than           1 - 3           4 - 5           After 5
Contractual Obligations        Total            1 year            Years           Years            Years
-----------------------   --------------   --------------   --------------   --------------   --------------
Convertible debt(1)       $       33,513   $       33,513   $           --   $           --   $           --
                          --------------   --------------   --------------   --------------   --------------

            Total         $       33,513   $       33,513   $           --   $           --   $           --
                          ==============   ==============   ==============   ==============   ==============


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

Summary Compensation Table

                                                                                          Long-term Compensation Awards
                                                                                          -----------------------------
                                                    Annual                                  Restricted      Securities
                                     Fiscal      Compensation                                 Stock         Underlying
Name and Principal Positions          Year         Salary ($)            Bonus ($)         Awards(s)($)    Options/SARs
----------------------------     -------------   -------------         -------------      -------------   -------------
Ali Memon                            2005              187,500(1)                 --                 --              --
  Chief Executive Officer            2004               25,000(2)                                             3,000,000(3)

Chude Mba                            2004               70,000(4)(5)              --                 --              --
  Chief Executive Officer            2003               84,000(5)                 --                 --              --
                                     2002               84,000(5)                 --                 --              --

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

                                                                                           Potential Realizable Value at
                                                                                        Assumed Annual Rates of Stock Price
                                         Individual Grants                               Appreciation for Options Term (1)
                --------------------------------------------------------------------   ------------------------------------
                   Number of       Percent Of
                   Securities        Total
                   Underlying     Options/SARs    Exercise      Market
                  Option/SARs      Granted to      Of Base    Price at   Expiration
    Name          Granted (#)     Employees In      Price      Date of     Date            5%          10%
    (a)              (b)        Fiscal Year (c)  ($/Sh) (d)     Grant       (e)           (f)         (g)              0%
-----------     --------------  ---------------  ----------   ---------  -----------   ---------   ------------  ----------
  Ali Memon           -               -              -            -           -              -            -               -


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

                       Aggregated Option Exercises in 2005
                           and Year-End Option Values

                       Shares
                      Acquired
                         on        Value Realized         Number of Unexercised                Value of Unexercised
       Name          Exercise(#)       ($)                 Options at FY-end                in-the-Money Options (1)
        (a)              (b)           (c)                        (d)                                (e)
------------------- ------------- ----------------- ----------------------------------- --------------------------------
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

                       Non-Executive Director Compensation

Director Name       Fees     Common Shares    Value      Total
---------------   --------   -------------   --------   --------

Sir Emeka Offor   $ 33,300          85,000   $ 36,125   $ 69,425
Nicolae Luca        19,125          85,000     36,125     55,250
Howard Jeter        13,292          85,000     36,125     49,417
Andrew Uzoigwe      13,644          85,000     36,125     49,769
                  --------   -------------   --------   --------
                  $ 79,361         340,000   $144,500   $223,861
                  --------   -------------   --------   --------

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

---------------------------------  ------------------------------  -------------------------------  ------------------------------
         Plan Category              Number of securities to be       Weighted-average exercise          Number of securities
                                      issued upon exercise of      price of outstanding options,       remaining available for
                                       outstanding options,             warrants and rights         future issuance under equity
                                        warrants and rights                                              compensation plans
                                                                                                        (excluding securities
                                                                                                       reflected in column (a))
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

                                                 Shares of common stock          Percentage
             Name and Address                      Beneficially Owned         Of Voting Power
---------------------------------------------  --------------------------  ---------------------
Chrome Oil Services Ltd/Sir Emeka Offor              306,091,433(1)                43.03%(2)
Ali Memon                                              2,000,000(3)                  *
Ike Okpala                                               500,000(4)                  *
Nicolae Luca                                                -                        -
Peter Ntephe                                             500,000(5)                  *
Andrew Uzoigwe                                              -                        -
Howard Jeter                                                -                        -

First Atlantic Bank                                   60,641,821(6)                 8.52%(2)
All executive officers and directors
  as a group (7 persons)                             309,091,433                   43.45%(2)

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

Item 14. Principal Accounting Fees and Services

Aggregate fees for professional services rendered by Pannell Kerr Forster of Texas, P.C. ("PKF") for the fiscal years ended September 30, 2005 and September 30, 2004, were as follows:

                       2005        2004
                     --------    --------

Audit fee            $107,000*   $ 47,290
Audit-related fees   $     --    $     --
Tax fees             $     --    $     --
All other fees       $    990    $  4,275


* Malone & Bailey, PC was not engaged until subsequent to September 30, 2005.

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

      2. Consolidated Financial Statement Schedule: See Index to Consolidated Financial Statements immediately following the signature pages of this report.

      3.    The following documents are filed as exhibits to this report:

EXHIBIT NO.                                     IDENTIFICATION OF EXHIBIT
  Exhibit 3.1*         Articles of Incorporation
  Exhibit 3.2*         Bylaws
  Exhibit 4.1*         Specimen Common Stock Certificate.
  Exhibit 4.2*         Form of Amended and Restated 12% Convertible Promissory Note, dated effective January 2001.
  Exhibit 4.3*         Form of Amended and Restated 5.5% Convertible Promissory Note, dated effective January 2001.
  Exhibit 4.4*         20% Convertible Promissory Note, dated January 31, 2001, in favor of Chrome.
  Exhibit 4.5*         Term Loan Agreement, dated February 15, 2001, by and between Chrome and ERHC.
  Exhibit 4.6*         Senior Secured 10%  Exchangeable  10% Convertible  Promissory  Note,  dated January 31, 2001, in favor of
                        Chrome.
  Exhibit 4.7*         Form of Warrant  entitling  Chrome to purchase  common stock of the Company,  exercise price of $0.40 per share.
  Exhibit 10.1*        Option  Agreement,  dated April 7, 2003,  by and between the Company and the  Democratic  Republic of Sao
                        Tome and Principe (incorporated herein by reference to Exhibit 10.1 of Form 8-K filed April 2, 2003)
  Exhibit 10.2*        Management  and  Administrative  Services  Agreement  by and between  Chrome Oil  Services,  Ltd. and the
                        Company. (Incorporated by reference to Form 10-KSB filed September 24, 2001).
  Exhibit 10.4*        Letter Agreement,  dated November 29, 2004, by and between the Company and Chrome (incorporated herein by reference to Exhibit 10.1 of Form 8-K filed December 29, 2004).
  Exhibit 10.5*        Promissory Note, dated December 15, 2004, made by the Company in favor of Chrome  (incorporated herein by reference to Exhibit 10.2 of Form 8-K filed December 29, 2004).
  Exhibit 10.6*        Promissory Note, dated December 15, 2004, made by the Company in favor of Chrome  (incorporated herein by reference to Exhibit 10.3 of Form 8-K filed December 29, 2004).
  Exhibit 10.7*        Employment Agreement with Ali Memon.
  Exhibit 10.8*        Audit committee charter
  Exhibit 23.1        Consent of Independent Registered Public Accounting Firm
  Exhibit 31.1         Certification   Pursuant  to  18  U.S.C  Section  1350,  as  adopted  Pursuant  to  Section  302  of  the
                        Sarbanes-Oxley Act of 2002
  Exhibit 31.2         Certification   Pursuant  to  18  U.S.C  Section  1350,  as  adopted  Pursuant  to  Section  302  of  the
                        Sarbanes-Oxley Act of 2002
  Exhibit 32.1         Certification   Pursuant  to  18  U.S.C  Section  1350,  as  adopted  Pursuant  to  Section  906  of  the
                        Sarbanes-Oxley Act of 2002
  Exhibit 32.2         Certification   Pursuant  to  18  U.S.C  Section  1350,  as  adopted  Pursuant  to  Section  906  of  the
                        Sarbanes-Oxley Act of 2002


* Previously filed

      b)    Form 8-K Filings

            Current Report on Form 8-K dated December 28, 2004, reporting Item 1 and Item 5.

                                   SIGNATURES

In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on April 13, 2006 on its behalf by the undersigned, thereunto duly authorized.

ERHC Energy Inc.
By:                 /s/ Walter Brandhuber
                    ------------------------------------------------------
                        Walter Brandhuber,
                        Chief Executive Officer and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature                           Title                             Date
--------------------------------
/s/ Sir Emeka Offor                   Chairman of the Board                 April 13, 2006
--------------------------------
    Sir Emeka Offor


/s/ Walter Brandhuber                 Chief Executive Officer,              April 13, 2006
--------------------------------      President and Director
    Walter Brandhuber


/s/ Nicolae Luca                      Director                              April 13, 2006
--------------------------------
    Nicolae Luca


/s/ Franklin Ihekwaba                 Chief Financial Officer (Principal    April 13, 2006
--------------------------------      Accounting Officer)
    Franklin Ihekwaba

ERHC ENERGY INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

---------------------------------------------------------------------------------------------------
                                                                                               PAGE
                                                                                               ----
Report of Independent Registered Public Accounting Firm on Management's Assessment of
    Internal Control Over Financial Reporting as of September 30, 2005                          F-2

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



/s/ Malone & Bailey, PC
-----------------------
Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

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



/s/ Malone & Bailey, PC
-----------------------
Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

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




/s/ Pannell Kerr Forster of Texas, P.C.
---------------------------------------
Pannell Kerr Forster of Texas, P.C.
Houston, Texas
December 28, 2004

ERHC ENERGY INC.
CONSOLIDATED BALANCE SHEETS
September 30, 2005 and 2004
--------------------------------------------------------------------------------

                                                          2005          2004
                                                       ----------    ----------

                                     ASSETS

Current assets:

  Cash                                                 $  988,490    $   20,272
  Restricted cash                                              --         3,026
  Prepaid expenses and other current assets                32,093        26,258
                                                       ----------    ----------

    Total current assets                                1,020,583        49,556

DRSTP concession fee                                    5,679,000     5,679,000
Furniture and equipment, net                               20,627            --
                                                       ----------    ----------

        Total assets                                   $6,720,210    $5,728,556
                                                       ==========    ==========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:

  Accounts payable and accrued liabilities             $  192,634    $  227,970
  Accounts payable and accrued liabilities,
    related party                                       2,064,675            --
  Accrued officers salaries                                    --       723,035
  Accrued interest                                          3,189        65,917
  Accrued interest, related party                              --     2,256,189
  Asset retirement obligation                             485,000       485,000
  Current portion of convertible debt                      33,513     1,626,033
                                                       ----------    ----------

      Total current liabilities                         2,779,011     5,384,144

Nonconvertible debt, related party                             --       403,644
Convertible debt, related party, net of discount               --     8,969,420
                                                       ----------    ----------

        Total liabilities                               2,779,011    14,757,208
                                                       ----------    ----------

Commitments and contingencies:

Shareholders' equity (deficit):
  Preferred stock, par value $0.0001; authorized
    10,000,000; none issued and outstanding                    --            --
  Common stock, par value $0.0001; authorized
    950,000,000 shares; issued and outstanding
    710,912,226 and 601,175,135 at September 30,
    2005 and 2004, respectively                            71,091        60,118

     Additional paid-in capital                        83,584,956    59,505,337
     Accumulated deficit                              (79,407,711)  (68,137,233)
     Deferred compensation                               (307,137)     (456,874)
                                                       ----------    ----------
        Total shareholders' equity (deficit)            3,941,199    (9,028,652)
                                                       ----------    ----------

          Total liabilities and shareholders'
            equity (deficit)                           $6,720,210    $5,728,556
                                                       ==========    ==========

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
                                              =============    =============    =============


    The accompanying notes are an integral part of these financial statements

ERHC ENERGY INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Years Ended September 30, 2005, 2004 and 2003
--------------------------------------------------------------------------------

                                           Common Stock           Additional
                                    ---------------------------     Paid-In       Accumulated       Deferred
                                       Shares         Amount        Capital         Deficit       Compensation       Total
                                    ------------   ------------   ------------    ------------    ------------    ------------
Balance - September 30, 2002         555,969,021   $     55,597   $ 49,267,232    $(61,389,963)   $         --    $(12,067,134)
Common stock issued for cash,
     net of expenses                   9,440,000            944      1,071,556              --              --       1,072,500
Common stock issued for
     accounts payable                  1,527,986            153        177,663              --              --         177,816
Common stock issued for con -
     version of debt and payment
     of accrued interest              17,114,740          1,711      3,421,227              --              --       3,422,938
Net loss                                      --             --             --      (3,153,882)             --      (3,153,882)
                                    ------------   ------------   ------------    ------------    ------------    ------------
Balance - September 30, 2003         584,051,747         58,405     53,937,678     (64,543,845)             --     (10,547,762)
Common stock issued for cash,
     net of expenses                   3,231,940            323        974,677              --              --         975,000
Common stock issued for
     accounts payable                  1,458,514            146        533,102              --              --         533,248
Common stock issued for con-
     version of debt and payment
     of accrued interest              11,185,052          1,119      2,236,093              --              --       2,237,212
Common stock issued for
     proceeds received in 2003         1,000,000            100           (100)             --              --              --
Beneficial conversion feature
     associated with the
     convertible line of
     credit                                   --             --      1,058,912              --              --       1,058,912
Options issued to employee                    --             --        765,000              --        (765,000)             --
Amortization of deferred
     compensation                             --             --             --              --         308,126         308,126
Common stock issued for cash-
     less exercise of options
     and warrants                        247,882             25            (25)             --              --              --

Net loss                                      --             --             --      (3,593,388)             --      (3,593,388)
                                    ------------   ------------   ------------    ------------    ------------    ------------

Balance - September 30, 2004         601,175,135         60,118     59,505,337     (68,137,233)       (456,874)     (9,028,652)
Common stock issued for
     accounts payable                    735,000             73        359,716              --              --         359,789
Common stock issued for con -
     version of debt and payment
     of accrued interest             107,819,727         10,782     22,678,054              --              --      22,688,836
Common stock issued in settle-
     ment of lawsuits                    595,000             59        394,391              --              --         394,450
Variable accounting for re-
     priced employee stock
     options                                  --             --        300,000              --        (300,000)             --
Beneficial conversion feature
     associated with con-
     vertible line of
     credit                                   --             --        347,517              --              --         347,517
Amortization of deferred
     compensation                             --             --             --              --         449,737         449,737
Common stock issued for cash-
     less exercise of options and
     warrants                            587,364             59            (59)             --              --              --
Net loss                                      --             --             --     (11,270,478)             --     (11,270,478)
                                    ------------   ------------   ------------    ------------    ------------    ------------
Balance - September 30, 2005         710,912,226   $     71,091   $ 83,584,956    $(79,407,711)   $   (307,137)   $  3,941,199
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

Properties and equipment

The Company uses the successful efforts method of accounting for oil and gas producing activities. Under this method, acquisition costs for proved and unproved properties are capitalized when incurred. Exploration costs, including geological and geophysical costs, the costs of carrying and retaining unproved properties and exploratory dry hole drilling costs, are expensed. Development costs, including the costs to drill and equip development wells, and successful exploratory drilling costs to locate proved reserves are capitalized.
Exploratory drilling costs are capitalized when incurred pending the determination of whether a well has found proved reserves. A determination of whether a well has found proved reserves is made shortly after drilling is completed. The determination is based on a process that relies on interpretations of available geologic, geophysic, and engineering data. If a well is determined to be successful, the capitalized drilling costs will be reclassified as part of the cost of the well. If a well is determined to be unsuccessful, the capitalized drilling costs will be charged to expense in the period the determination is made. If an exploratory well requires a major capital expenditure before production can begin, the cost of drilling the exploratory well will continue to be carried as an asset pending determination of whether proved reserves have been found only as long as: i) the well has found a sufficient quantity of reserves to justify its completion as a producing well if the required capital expenditure is made and ii) drilling of the additional exploratory wells is under way or firmly planned for the near future. If drilling in the area is not under way or firmly planned, or if the well has not found a commercially producible quantity of reserves, the exploratory well is assumed to be impaired, and its costs are charged to expense.

In the absence of a determination as to whether the reserves that have been found can be classified as proved, the costs of drilling such an exploratory well is not carried as an asset for more than one year following completion of drilling. If, after that year has passed, a determination that proved reserves exist cannot be made, the well is assumed to be impaired, and its costs are charged to expense. Its costs can, however, continue to be capitalized if a sufficient quantity of reserves are discovered in the well to justify its completion as a producing well and sufficient progress is made in assessing the reserves and the well's economic and operating feasibility.

The impairment of unamortized capital costs is measured at a lease level and is reduced to fair value if it is determined that the sum of expected future net cash flows is less than the net book value. The Company determines if impairment has occurred through either adverse changes or as a result of the annual review of all fields.

Development costs of proved oil and gas properties, including estimated dismantlement, restoration and abandonment costs and acquisition costs, are depreciated and depleted on a field basis by the units-of-production method using proved developed and proved reserves, respectively. The costs of unproved oil and gas properties are generally combined and impaired over a period that is based on the average holding period for such properties and the Company's experience of successful drilling.

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

Had compensation costs for the stock options granted to an employee been determined based on the fair value at the grant date for the years ending September 30, 2005, 2004, and 2003, consistent with the provisions of SFAS No. 123, the net loss and net loss per share would have been reflective of the pro forma amounts indicated below:

                           Description                         2005             2004             2003
--------------------------------------------------------   -------------    -------------    -------------
Net loss - as reported                                     $ (11,270,478)   $  (3,593,388)   $  (3,153,882)

    Plus: stock-based compensation expense determined
       using the intrinsic value of the option at the
       measurement date                                          449,737          308,126               --

    Less: stock-based employee compensation determined
       under fair value method for all awards granted to
       Employees                                                (456,793)        (519,483)              --
                                                           -------------    -------------    -------------

Net loss - pro forma                                       $ (11,277,534)   $  (3,804,745)   $  (3,153,882)
                                                           =============    =============    =============
Basic and diluted net loss per share - as reported         $       (0.02)   $       (0.01)   $       (0.01)
                                                           =============    =============    =============
Basic and diluted net loss per share - proforma            $       (0.02)   $       (0.01)   $       (0.01
                                                           =============    =============    =============


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

         Assumptions                2005           2004          2003
----------------------------    -----------    -----------    ---------

Expected life (years)            3.58 years        4 years            -

Interest rate                         4.00%          4.00%            -

Dividend yield                        0.00%          0.00%            -

Volatility                          107.00%         94.20%            -

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

On April 13, 2004, the Company submitted a letter to the JDA exercising its option rights in the JDZ. The options exercised by the Company were:

   Option Pick-ERHC         Working Interest
        Choice                 Percentage             JDZ Block#                  Signature Bonus Payable
-----------------------    --------------------    ---------------    ----------------------------------------------
          1                        15%                   6                         Signature Bonus Free
          2                        15%                   5               100% of 15% of the total Signature Bonus
          3                        20%                   3                         Signature Bonus Free
          4                        30%                   2                         Signature Bonus Free
          5                        25%                   4                         Signature Bonus Free
          6                        20%                   9               100% of 20% of the total Signature Bonus

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

The composition of deferred tax assets and the related tax effects at September 30, 2005 and 2004 are as follows:

                                   2005             2004
                               ------------    ------------

Net operating losses           $ 21,629,493    $ 21,724,651
Accrual for asset retirement        164,900         164,900
Accrued litigation expenses              --         245,831

                               ------------    ------------

  Total deferred tax assets      21,794,393      22,135.382
  Valuation allowance           (21,794,393)    (22,135,382)
                               ------------    ------------

    Net deferred tax asset     $         --    $         --
                               ============    ============

The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. federal statutory rate of 34% were applied to pre-tax loss for the years ended September 30, 2005, 2004 and 2003 is as follows:

CHECK FOR SPACE - may have overwritten text

                                           2005                          2004                         2003
                                --------------------------    --------------------------    --------------------------
                                   Amount            %           Amount           %           Amount            %
                                -----------    -----------    -----------    -----------    -----------    -----------
Benefit for income tax at
  federal statutory rate          3,831,962           34.0%   $ 1,221,752           34.0%   $ 3,558,869           34.0%
Loss on debt extinguishments     (1,954,856)         (17.3)            --             --             --             --
Directors stock compensation       (627,130)          (5.6)            --                            --             --
Accrued interest not paid          (390,064)          (3.5)      (354,337)          (9.9)      (411,136)          (3.9)
Amortization of deferred
  compensation                     (152,910)          (1.4)      (104,763)          (2.9)            --             --
Other                               (25,747)          (0.1)        (4,825)          (0.1)            --             --
Expiration of net operating
  losses                         (1,022,244)          (9.1)      (221,000)          (6.2)            --             --
Change in valuation allowance       340,989            3.0       (536,827)         (14.9)    (3,147,733)         (30.1)
                                -----------    -----------    -----------    -----------    -----------    -----------
Effective rate                  $        --              -%   $        --              -%   $        --              -%
                                ===========    ===========    ===========    ===========    ===========    ===========

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

Warrants

Information regarding warrants and their respective changes as of and for the fiscal years ended September 30, 2005, 2004 and 2003 are as follows:

                                                    Warrants                                   Options
                                    ----------------------------------------    ---------------------------------------
                                       2005           2004          2003           2005          2004           2003
                                    -----------   -----------    -----------    -----------   -----------   -----------
Outstanding, beginning of year       16,166,940    13,430,000      8,780,575      3,000,000            --            --
Granted                                      --     3,231,940      7,840,000             --   (c)3,000,000           --
Exercised                         (a)(1,000,000)  (b)(375,000)            --             --            --            --
Expired/cancelled                            --      (120,000)    (3,190,575)            --            --            --
                                    -----------   -----------    -----------    -----------   -----------   -----------
 Outstanding, end of year            15,166,940    16,166,940     13,430,000      3,000,000     3,000,000            --
                                    ===========   ===========    ===========    ===========   ===========   ===========
 Exercisable                         15,166,940    16,166,940     13,430,000      2,000,000     1,000,000            --
                                    ===========   ===========    ===========    ===========   ===========   ===========

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

The weighted average option and warrant exercise price information as of and for the fiscal years ended September 30, 2005, 2004 and 2003 is as follows:

                                                 Warrants                                   Options
                                 ----------------------------------------  ---------------------------------------
                                    2005           2004          2003           2005          2004           2003
                                 -----------   -----------   -----------   -----------   -----------   -----------

Outstanding, beginning of year   $      0.36   $      0.32   $      0.86   $        --   $        --   $        --
Granted                                   --          0.52            --          0.20          0.30            --
Exercised                               0.20          0.20            --            --            --            --
Expired/cancelled                         --          0.50          1.99            --            --            --
                                 -----------   -----------   -----------   -----------   -----------   -----------
Outstanding, end of year         $       .37   $      0.36   $      0.32   $      0.20   $      0.30   $        --
                                 ===========   ===========   ===========   ===========   ===========   ===========
Exercisable                      $       .37   $      0.36   $      0.32   $      0.20   $      0.30   $        --
                                 ===========   ===========   ===========   ===========   ===========   ===========


Significant warrant groups outstanding at September 30, 2005, and related weighted average exercise price, exercise price range and weighted average remaining contractual life information are as follows:

                                                   Weighted                         Weighted
                                                   Average         Exercise          Average
                                   Warrants        Exercise         Price         Contractual
      Grant Grouping             Outstanding        Price           Range            Years
--------------------------      -------------    ------------    ------------    --------------
Chrome                               2,500,000          $0.25           $0.25              3.2
Common stock purchase               11,496,940           0.33       0.20-0.55              1.7
S-1/S-3 contingent                   1,050,000           0.75            0.75              (a)
Other                                  120,000           3.00            3.00             3.25

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

Note 13 - Quarterly Financial Information (Unaudited)

                                                          For the Year Ended September 30, 2005
                                               --------------------------------------------------------
                                                  First         Second          Third         Fourth
                                                 Quarter        Quarter        Quarter        Quarter
                                               -----------    -----------    -----------    -----------
Revenue                                        $        --    $        --    $        --    $        --

General and administrative expenses                643,235        980,821        233,704      2,794,699
Interest expense                                   698,258        100,551            461        347,978
Other Income                                            --        260,013         10,537          8,254
Loss on extinguishments of debt                  5,749,575             --             --             --
Net loss attributable to common stockholders   (7,091,0685)      (821,359)      (223,628)    (3,134,423)
Basic and diluted earnings per share           $      (.01)   $        --    $        --    $      (.01)
                                                          For the Year Ended September 30, 2004
                                               --------------------------------------------------------
                                                  First         Second          Third         Fourth
                                                 Quarter        Quarter        Quarter        Quarter
                                               -----------    -----------    -----------    -----------
Revenue                                        $        --    $        --    $        --    $        --

General and administrative expenses                564,702        361,687        656,399        502,638
Interest expense                                   421,894        354,279        516,846        378,740
Other Income                                            --             --        163,797             --
Net loss attributable to common
  stockholders                                    (986,596)      (715,966)    (1,009,449)      (881,377)
Basic and diluted earnings per share           $        --    $        --    $        --    $        --

The sum of the individual quarterly basic and diluted loss per share amounts may not agree with year-to-date basic and diluted loss per share amounts as a result of each period's computation being based on the weighted average number of common shares outstanding during that period.

In the fourth quarter of 2005, the Company made a $347,517 adjustment to interest expense. The adjustment relates to the improper recognition of interest arising from unamortized beneficial conversion costs upon conversion of debt to equity.