Form 10-Q
period 2006-03-31
ERHC Energy Inc
filed 2006-05-22
CIK 799235

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer  |_|       Accelerated Filer  |X|             Non-Accelerated Filer  |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

The number of common shares outstanding as of May 2, 2006 was 710,912,226.

                                TABLE OF CONTENTS


                                ERHC ENERGY INC.


Part I. Financial Information                                                                           Page

Item 1.           Financial Statements

         Consolidated Balance Sheets at March 31, 2006
         and September 30, 2005                                                                           3

         Consolidated Statements of Operations for the Three and Six Months Ended
         March 31, 2006 and 2005                                                                          4

         Consolidated Statements of Cash Flows for the  Six Months Ended
         March 31, 2006 and 2005                                                                          5

         Notes to the Consolidated Financial Statements                                                   6

Item 2.           Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                                        12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                       13

Item 4.  Controls and Procedures                                                                          13


Part II. Other Information

Item 1.           Legal Proceedings                                                                       16

Item 1A. Risk Factors

Item 2.           Unregistered Sale of Securities and Use of Proceeds                                     16

Item 3.           Defaults Upon Senior Securities                                                         16

Item 4.           Submission of Matters to a Vote of Security Holders                                     16

Item 5.           Other Information                                                                       16

Item 6.           Exhibits and Reports on Form 8-K                                                        16

         Signatures                                                                                       17

                          PART I. FINANCIAL INFORMATION


Item 1.           Financial Statements

ERHC ENERGY INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS
March 31, 2006 and September 30, 2005
--------------------------------------------------------------------------------

                                                                                      March 31,          September 30,
                                                                                         2006                2005
                                                                                  -------------------  ------------------
                                    ASSETS

Current assets:
     Cash                                                                         $       45,384,771   $         988,490

     Prepaid expenses and other                                                              134,625              32,093
                                                                                    -----------------    ----------------


         Total current assets                                                             45,519,396           1,020,583


DRSTP concession fee                                                                       2,839,500           5,679,000

Furniture and equipment, net                                                                  16,076              20,627

Deferred tax asset                                                                           960,000                   -
                                                                                  -------------------  ------------------

              Total assets                                                        $       49,334,972   $       6,720,210
                                                                                  ===================  ==================

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

     Accounts payable and accrued liabilities                                     $        8,255,965   $         195,823

     Accounts payable and accrued liabilities, related party                               2,175,125           2,064,675

     Income taxes payable                                                                  3,300,000                   -

     Asset retirement obligation                                                             485,000             485,000

     Current portion of convertible debt                                                      33,513              33,513
                                                                                  -------------------  ------------------


        Total current liabilities                                                         14,249,603           2,779,011
                                                                                  -------------------  ------------------

Commitments and contingencies:

Shareholders' equity:
     Preferred stock, par value $0.0001; authorized

        10,000,000; none issued and outstanding                                                    -                   -
     Common stock, par value $0.0001; authorized 950,000,000
        shares; issued and outstanding 710,912,226                                            71,091              71,091

     Additional paid-in capital                                                           89,589,309          83,584,956
     Accumulated deficit                                                                 (54,575,031 )       (79,407,711 )

     Deferred compensation                                                                         -            (307,137 )
                                                                                  -------------------  ------------------


           Total shareholders' equity                                                     35,085,369           3,941,199
                                                                                  -------------------  ------------------


              Total liabilities and shareholders' equity                          $       49,334,972   $      6,720,210
                                                                                  ===================  ==================

    The accompanying notes are an integral part of these financial statements

ERHC ENERGY INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended March 31, 2006 and 2005
--------------------------------------------------------------------------------

                                              Three Months Ended March 31,               Six Months Ended March 31,
                                         ----------------------------------------  ---------------------------------------
                                                2006                 2005                2006                 2005
                                         -------------------  -------------------  ------------------  -------------------
General and administrative
     Expenses                            $        1,727,524   $          980,821   $       2,960,316   $        1,654,056
                                         -------------------  -------------------  ------------------  -------------------

Other income and (expenses):

     Interest income                                 27,399                7,703              31,668                7,703

     Gain from settlement                                 -              252,310                   -              252,310

     Interest expense                                  (461 )           (100,551 )              (922 )           (798,809 )
     Gain on sale of partial interest in

        DRSTP concession                         30,102,250                    -          30,102,250                    -

     Loss on extinguishment of debt                       -                    -                   -           (5,749,575 )
                                         -------------------  -------------------  ------------------  -------------------

        Total other income

           and expenses, net                     30,129,188              159,462          30,132,996           (6,288,371 )
                                         -------------------  -------------------  ------------------  -------------------

Income (loss) before benefit
     (provision) for income taxes                28,401,664             (821,359 )        27,172,680           (7,942,427 )
                                         -------------------  -------------------  ------------------  -------------------

Benefit (provision) for income taxes

     Current                                     (3,300,000 )                  -          (3,300,000 )                  -

     Deferred                                       960,000                    -             960,000                    -
                                         -------------------  -------------------  ------------------  -------------------

        Total benefit (provision)
           for income taxes                      (2,340,000 )                  -          (2,340,000 )                  -
                                         -------------------  -------------------  ------------------  -------------------

           Net income (loss)             $       26,061,664   $         (821,359 ) $       24,832,680   $       (7,942,427 )
                                         ===================  ===================  ==================  ===================

Net income (loss) per common share -
     basic                               $             0.04   $            (0.00 ) $            0.03   $            (0.01 )
                                         ===================  ===================  ==================  ===================
     diluted                             $             0.04   $            (0.00 ) $            0.03   $            (0.01 )
                                         ===================  ===================  ==================  ===================

Weighted average number of shares
     of common shares outstanding -
     basic                                      710,912,226          661,143,285         710,912,226          631,263,070
                                         ===================  ===================  ==================  ===================
     diluted                                    716,288,841          661,143,285         713,462,341          631,263,070
                                         ===================  ===================  ==================  ===================


    The accompanying notes are an integral part of these financial statements

ERHC ENERGY INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended March 31, 2006 and 2005
--------------------------------------------------------------------------------

                                                                                         2006                 2005
                                                                                  ------------------  -------------------
Cash Flows From Operating Activities
     Net income (loss)                                                            $      24,832,680   $       (7,942,427 )
     Adjustments to reconcile net income (loss) to net cash used by operating activities

        Depreciation expense                                                                  4,551                2,163

        Deferred income taxes                                                              (960,000 )                  -

        Compensatory stock options                                                        1,156,990                    -

        Gain from settlement                                                                      -             (252,310 )
        Gain on sale of partial interest in

           DRSTP concession                                                             (30,102,250 )                  -
        Amortization of beneficial conversion feature

           associated with convertible debt                                                       -              413,503

        Amortization of deferred compensation                                                     -              561,710

        Loss on extinguishment of debt                                                            -            5,749,575
        Changes in operating assets and liabilities:

           Prepaid expenses and other current assets                                       (102,532 )            (46,720 )

           Accounts payable and other accrued liabilities                                   256,392              156,171

           Current tax liability                                                          3,300,000                    -

           Accrued officers' salaries                                                             -              (13,000 )
           Accounts payable, and accrued liabilities

              related party                                                                 110,450               81,236

           Accrued interest - related party                                                       -              385,309
                                                                                  ------------------  -------------------

              Net cash used by operating activities                                      (1,503,719 )           (904,790 )
                                                                                  ------------------  -------------------

Cash Flows From Investing Activities

     Release of restricted cash                                                                   -                   10
     Proceeds from sale of partial interest in

        DRSTP concession                                                                 45,900,000                    -

     Purchase of furniture and equipment                                                          -              (25,955 )
                                                                                  ------------------  -------------------


              Net cash provided (used) by investing activities                           45,900,000              (25,945 )
                                                                                  ------------------  -------------------

Cash Flows From Financing Activities:

     Proceeds from line of credit, related party                                                  -            2,500,000

     Proceeds from convertible debt, related party                                                -              402,100

     Repayment of convertible debt, related party                                                 -              (70,400 )
                                                                                  ------------------  -------------------


              Net cash provided by financing activities                                           -            2,831,700
                                                                                    ----------------    -----------------


Net increase in cash  and cash equivalents                                               44,396,281            1,900,965


Cash and cash equivalents, beginning of period                                              988,490               20,272
                                                                                  ------------------  -------------------


Cash and cash equivalents, end of period                                          $      45,384,771   $        1,921,237
                                                                                  ==================  ===================


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

General Business and Nature of Operations and Significant Accounting Policies

ERHC Energy Inc. ("ERHC" or the "Company") is an independent oil and gas company. The Company was formed in 1986, as a Colorado corporation, and was engaged in a variety of businesses until 1996, when it began its current operations as an independent oil and gas company. The Company's goal is to maximize its value through exploration and exploitation of oil and gas reserves in the Gulf of Guinea offshore of central West Africa. The Company's current focus is to exploit its only assets, which are rights to working interest in exploration acreage in the Joint Development Zone ("JDZ") between the Democratic Republic of Sao Tome & Principe ("DRSTP") and the Federal Republic of Nigeria ("FRN") and in the exclusive territorial waters of Sao Tome (the "Exclusive Economic Zone" or "EEZ"). The Company has formed relationships with upstream oil and gas companies to assist the Company in exploiting its assets in the JDZ. The Company is currently exploring opportunities in other areas of the energy industry with emphasis in supply and trading.

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

ERHC ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 - Going Concern

At September 30, 2005 the Company's registered independent public accountants included an explanatory paragraph in their audit report on the Company's financial statements. The primary reasons for the going concern paragraph related to recurring losses incurred by the Company and the fact that the Company's current liabilities exceed its current assets.

As described in Note 4 to the financial statements, during the quarter ended March 31, 2006, the Company received cash proceeds of $45,900,000 from the sale of participation interests in Blocks 2, 3 and 4 of the JDZ. Management believes that these proceeds will sustain the Company's operations for the foreseeable future and that they mitigate any going concern issues raised at September 30, 2005.


Note 3 - Sao Tome Concession

In November 2005, ERHC Energy Inc. ("Company") entered into a participation agreement with Addax Petroleum (Nigeria Offshore 2) Limited ("Addax"), as subsequently amended, whereby the Company assigned to Addax a 33.3% participating interest in Block 4, leaving a 17.7% participating interest in Block 4 to the Company. In exchange, Addax paid the Company $1,350,000 on February 22, 2006, and an additional $16,650,000 ten days after the execution of a production-sharing contract for Block 4. Under the participation agreement ERHC will support Addax as operator, and Addax will pay all of the Company's future costs in respect of all petroleum operations in Block 4. Addax is entitled to the Company's share of cost oil until Addax recovers the Company's costs.

In February 2006, the Company entered into a participation agreement with Addax Petroleum Resources Nigeria Limited ("Addax Sub") whereby the Company assigned to Addax Sub a 15% participating interest in Block 3 of the JDZ, leaving a 10% participating interest in Block 3 to the Company. In exchange, Addax Sub paid the Company $500,000 on March 3, 2006 and an additional $7,000,000 ten days after the execution of a production-sharing contract for Block 3. Under this agreement, Addax Sub agreed to pay all of the Company's future costs in respect of petroleum operations in Block 3. Addax Sub is entitled to the Company's share of cost oil until Addax Sub recovers the Company's costs.

In March 2006, the Company entered into a participation agreement with Sinopec International Petroleum Exploration and Production Corporation Nigeria ("Sinopec"), and Addax Energy Nigeria Limited ("Addax Ltd."), whereby the Company assigned a 28.67% participating interest in Block 2 of the JDZ to Sinopec, and a 14.33% participating interest in Block 2 of the JDZ to Addax Ltd., leaving a 22% participating interest in Block 2 to the Company. In exchange, Sinopec paid the Company $13,600,000 ten days after execution of a production sharing contract for Block 2, and Addax Ltd. paid the Company $6,800,000 ten days after execution of a production sharing contract for Block
2. Under this agreement, ERHC will support Sinopec as operator, and Sinopec and Addax Ltd. will pay all of the Company's future costs in respect of petroleum operations in Block 2. Sinopec and Addax Ltd. are entitled to the Company's share of cost oil until they recover the Company's costs and Sinopec is to receive 6% interest on its future costs of (on costs up to $35,000,000) but only to the extent that those interest costs are covered by production.


Note 4 - DRSTP concession fee

As described in Note 3, during the quarter ended March 31, 2006, the Company entered into production sharing agreements in Blocks 2, 3 and 4 under which they sold various participating interests for total cash proceeds of $45,900,000. The Company agreed to pay a $3,000,000 cash success fee to Feltang International Inc. ("Feltang"), a British Virgin Island company that was responsible for obtaining Sinopec's participation in Block 2. Under the agreement with Feltang, in addition to the cash payments, the Company also will issue 5,250,000 shares of common stock and warrants for 6,500,000 shares at $0.355 per share. The common stock was valued at $4,803,750 based on the quoted market value of the common stock on the date Sinopec signed the production sharing agreement. The warrants were valued at $5,154,500 based on a valuation using the Black-Scholes Option Pricing Model and the following assumptions; market price of $0.915, strike price of $0.355, volatility of 115%, interest rate of 4.42%, dividend yield of 0% and expected life of 4 years. Following is an analysis of the sale of the participating interests in blocks 2,3, and 4.

ERHC ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

                                                Cost                 Cash               Feltang               Gain
                                               Basis               Proceeds              Fees                 Loss
                                         -------------------  -------------------  ------------------  -------------------
Block 2                                  $          946,500   $       20,400,000   $      12,958,250   $        6,495,250

Block 3                                             946,500            7,500,000                   -            6,553,500

Block 4                                             946,500           18,000,000                   -           17,053,500
                                         -------------------  -------------------  ------------------  -------------------

        Total                            $        2,839,500   $       45,900,000   $      12,958,250   $       30,102,250
                                         ===================  ===================  ==================  ===================

Upon sale of the participation interests, the Company removed the entire cost of the related Blocks due to the uncertainty surrounding their unproved interests.


Note 5 - Shareholders' Equity

Under three consulting agreements with the Company, 1,750,000 options were granted to consultants on December 31, 2005. These options have an exercise price of $0.20 per share with no expiration date. The Company recognized consulting expense of $709,150 during the six months ended March 31, 2006 related to the fair value of these options. During the quarter ended March 31, 2006, two of the consultants elected to exercise 1,250,000 options, on a cashless basis, for 950,140 shares and the Company recognized expense of $508,500.

Note 6 - Stock-Based Compensation

During the year ended September 30, 2004, the Company issued options to purchase 3,000,000 shares of common stock to an employee as part of his initial compensation package. These options have an adjusted exercise price of $0.20 per share, with 1,000,000 options vesting on September 1, 2004, August 1, 2005 and August 1, 2006. Due to the mutual resignation of this employee in January 2006, the 1,000,000 options due to vest August 1, 2006 have been cancelled.

Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to October 1, 2005, the Company had accounted for stock options according to the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under SFAS No. 123R, and, consequently, has not retroactively adjusted results from prior periods. Stock awards outstanding under the Company's current plans have generally been granted at prices which are equal to the market value of the Company's stock on the date of grant, generally vest over one year and bear no expiration date. Effective October 1, 2005, the Company began recognizing compensation expense ratably over the vesting period, net of estimated forfeitures. Due to the mutual resignation of an employee in January 2006 and the cancellation of the non-vested 1,000,000 options, the previously recognized expense in the first fiscal quarter of 2006 of $101,618 has been reversed. The Company currently has no non-vested employee options. No options were granted or exercised during the six months ended March 31, 2006.

ERHC ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 - Stock-Based Compensation, continued

                                                                     Three Months        Six Months
                                                                   Ended March 31,    Ended March 31,
                           Description                                   2005               2005
------------------------------------------------------------------   ---------------    ---------------
Net loss - as reported                                             $       (821,359 ) $     (7,942,427 )

    Plus: stock-based compensation expense determined
       using the intrinsic value of the option at the
       measurement date                                                     497,960            561,710

    Less: stock-based employee compensation determined
       under fair value method for all awards granted to
       employees                                                           (137,884 )         (245,363 )
                                                                   -----------------  -----------------

Net loss - pro forma                                               $       (461,283 ) $     (7,626,080 )
                                                                   =================  =================

Basic and diluted net loss per share - as reported                 $          (0.00 ) $          (0.01 )
                                                                   =================  =================

Basic and diluted net loss per share - pro forma                   $          (0.00 ) $          (0.01 )
                                                                   =================  =================

                                                                     Three Months       Three Months
                                                                   Ended March 31,    Ended March 31,
                           Assumptions                                    2006               2006
------------------------------------------------------------------   ---------------    ---------------
Expected life (years)                                                    5.00 years         5.00 years

Interest rate                                                                 3.47%              3.47%

Dividend yield                                                                0.00%              0.00%

Volatility (Based on historical experience)                                  88.40%             88.40%

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

ERHC ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 - Commitments and Contingencies , continued

Employment and Consulting Agreements

On January 23, 2006, Company entered into a finders fee agreement with under which it agreed to pay a $3,000,000 cash finders fee to Feltang, for obtaining Sinopec's participation in Block 2. Under the agreement with Feltang, in addition to the cash payments, the Company also will issue 5,250,000 shares of common stock and warrants for 6,500,000 shares at $0.355 per share. See Note 4.

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

On January 20, 2006, by mutual agreement with the Board of Directors, Ali Memon resigned as Director and Chief Executive Officer of the Company. The Company has accrued the remaining salary to be paid to Mr. Memon, less expenses related to travel advances in the amount of $292,416.

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

In January 2006, the Company entered into consulting agreements with two individuals for each individual to receive payments of $15,000 per month for a term of one year, cancelable upon 30 days written notice by either party.

Effective January 1, 2005, the Company entered into consulting agreements with two individuals, which require payment of cash and issuance of options for a total of 1,250,000 shares of common stock upon completion of a full year of service which was met on December 31, 2005. These options have an exercise price of $0.20 per share and will vest immediately upon issuance and have no expiration date. Either party may terminate these consulting agreements with 30 days notice. The options issued under these consulting agreements include provisions for cashless exercise. One of the consultants elected to exercise his 750,000 options, on a cashless basis, in the quarter ended March 31, 2006 (see
Note 5).

Effective January 1, 2005, the Company entered into a consulting agreement with an individual which requires payment of cash and the issuance of options for a total of 500,000 shares of common stock upon a full year of service which was met on December 31, 2005 (This agreement was signed September 1, 2005, but was effective at January 1, 2005). These options have an exercise price of $0.20 per share and will vest immediately upon issuance and will have no expiration date. Either party may terminate this consulting agreement with 30 days notice. The options issued under this consulting agreement include provisions for cashless exercise. In the quarter ended March 31, 2006, the consultant elected to exercise his options on a cashless basis (see Note 5). This agreement was terminated in April 2006.

In August 2005, the Company entered into an agreement with a consulting group to identify and introduce to the Company oil and gas acquisition opportunities in Nigeria. The Company is required to pay a base fee of $1,000 per month. In addition the Company shall pay a success fee of $75,000 per successful acquisition, as defined. The agreement has a term of one year but expires immediately upon the 30 day written notice of termination by either party, without penalty to either party. This agreement was terminated in the quarter ended March 31, 2006 without payment of the success fee.

In August 2005, the Company entered into an agreement with a consulting group to identify and introduce to the Company oil and gas acquisition interests in oil/mining leases granted by the government of the Federal Republic of Nigeria. The Company is required to pay a base fee of $1,000 per month. In addition the Company shall pay a success fee of $80,000 per successful acquisition, as defined. The agreement also provides for the payment of legal fees per successful transaction, as defined. The agreement has a term of one year but expires immediately upon the 30 day written notice of termination by either party, without penalty to either party. This agreement was terminated in the quarter ended March 31, 2006 without payment of the success fee.

ERHC ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

 Note 7 - Commitments and Contingencies , continued

Operating Lease

The Company leases office space at 5444 Westheimer Road, Houston, Texas. The lease for office space expires February 2008. The monthly base rent payment is $3,567 based on approximately 1,900 square feet of office space. Upon expiration of its current lease, the Company expects to lease the same space or comparable space in the normal course of business.

Legal Proceedings

See subsequent events for a description of proceedings by the U.S. District Court of the Southern District of Texas, Houston Division.

Note 8 - Supplemental Disclosure of Cash Flow Information

Following is an analysis of non-cash operating and financing activities and non-cash investing and financing activities for the six months ended March 31, 2006 and 2005.

                                                                 2006                2005
                                                          -------------------  ------------------
Non-cash operating and financing activities:
     Stock issued in exchange for:
        Accounts payable and accrued liabilities          $                -   $         241,689
        Prepaid expenses                                                   -             118,100
        Accrued salaries                                                   -              36,400

        Accrued interest                                                   -              84,852

        Accrued interest, related party                                    -           2,620,295

Non-cash investing and financing activities:
     Stock to be issued for success fee                            4,803,750                   -
     Warrants to be issued for success fee                         5,154,500                   -
     Stock issued for conversion of non-related

        party debt to equity                                               -           1,592,521
     Beneficial conversion feature associated with

        convertible debt                                                   -             331,699
     Exchange of convertible and non convertible

        debt, related party                                                -          10,134,084
     Stock issued to convert related party debt to
     equity                                                                -          12,634,084
     Beneficial conversion feature repurchased                             -             347,517
     Repricing of options                                                  -             587,368

Note 9 - Subsequent Event

On May 4, 2006, a search warrant issued by the U.S. District Court of the Southern District of Texas, Houston Division, was executed on the Company for various records including, among other matters, documents related to correspondence with foreign governmental officials or entities in Sao Tome and Nigeria.

In April 2006, the Company entered into a consulting agreement with an individual for payment of $15,000 per month for a term of one year, cancelable upon 30 days written notice by either party.

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

Sale of Participation Interests

On November 17, 2005, the Company agreed to sell its 33.3% participating interest in Block 4 of the Joint Development Zone between Sao Tome & Principe and Nigeria ("JDZ") to Addax Petroleum (Nigeria Offshore 2) Limited for $18 million, leaving a 17.7% participating interest in Block 4 to the Company. This transaction was completed in February 2006.

On February 16, 2006, the Company sold its 15% participating interest in Block 3 of the JDZ to Addax Petroleum Resources Nigeria Limited for $7,500,000, leaving a 10% participating interest in Block 3 to the Company.

On March 2, 2006, the Company sold a 28.67% participating interest in Block 2 of the JDZ to Sinopec International Petroleum Exploration and Production Corporation Nigeria, and a 14.33% participating interest in Block 2 of the JDZ to Addax Energy Nigeria Limited for $13.6 and $6.8 million, respectively, leaving a 22% participating interest in Block 4 to the Company.

All of the sales proceeds were received by the Company during the quarter ending March 31, 2006, and such sale proceeds were accounted for as a $30,102,250 net gain from the sale of participation interest in the concession.

Results of Operations

Three Months Ended March 31, 2006 Compared with Three Months Ended March 31,
2005

During the three months ended March 31, 2006, the Company had net income of $26,061,664, compared with a net loss of $821,359 for the three months ended March 31, 2005. The primary reason for the $26,883,023 improvement in net income for the three months ended March 31, 2006 is a $30,102,250 net gain from the sale of participation interests in the three JDZ Blocks under production sharing contracts with various joint venture partners. Interest expense decreased by $100,090 due to the conversion of substantially all debt to equity in the quarter ended March 31, 2005. General and administrative expenses increased by $746,703 for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 primarily due to $616,195 in consulting charges in the period for the fair value calculation of options issued to consultants.

During the quarter ended March 31, 2006, the Company generated $45,900,000 of cash to support operations from the sale of participation interests in three Blocks in the JDZ.

Six Months Ended March 31, 2006 Compared with Six Months Ended March 31, 2005

During the six months ended March 31, 2006, the Company had net income of $24,832,680, compared with a net loss of $7,942,427 for the six months ended March 31, 2005. The two primary reasons for the $32,775,107 improvement in net income for the six months ended March 31, 2006 are: 1) a $30,102,250 net gain from the sale of participation interests in the three JDZ Blocks under production sharing contracts with various joint venture partners; and 2) a $5,749,575 non-cash loss on extinguishment of debt during the six months ended March 31, 2005 as the result of the issuance of shares in conjunction with the Chrome debt restructuring. Interest expense decreased by $797,887 to the conversion of substantially all debt to equity in the quarter ended March 31, 2005. General and administrative expenses increased by $1,306,260 for the six months ended March 31, 2006 as compared to the six months ended March 31, 2005 primarily due to $616,195 in consulting charges in the period for the fair value calculation of options issued to consultants and due to increased legal and professional services related to the Company's negotiation of production sharing contracts.

Liquidity and Capital Resources

As of March 31, 2006, the Company had $45,384,771 in cash and cash equivalents and positive working capital of $31,269,793. Management believes that this cash position should support working capital needs for the next 12 months.

Contractual Obligations

A tabular disclosure of contractual obligations at March 31, 2006, is as follows:

---------------------------------------- -----------------------------------------------------------------------------
                                                                    Payments due by period
---------------------------------------- -----------------------------------------------------------------------------
                                              Total         Less than 1    1 - 3 Years    3 - 5 Years    More than 5
                                                               year                                         Years
---------------------------------------- ---------------- ---------------- ------------- -------------- --------------
Operating Leases                               $  82,041       $   42,804      $ 39,237        -              -
---------------------------------------- ---------------- ---------------- ------------- -------------- --------------
Employment and consulting contracts            1,399,083        1,032,416       366,667        -              -
for officers and directors
---------------------------------------- ---------------- ---------------- ------------- -------------- --------------
      Total                                   $1,481,124      $ 1,075,220     $ 405,904        -              -
---------------------------------------- ---------------- ---------------- ------------- -------------- --------------

Off-Balance Sheet Arrangements

At March 31, 2006, the Company has no off-balance sheet arrangements that have or are likely to have a material current or future effect on its financial condition or results of operations.

Debt Financing Arrangements

At March 31, 2006, the Company had short-term debt of $33,513 bearing interest at 5.5% per year. The Company had other current liabilities of $14,216,090 (Including related party liabilities as follows: $112,313 owed to Chrome Management, $218,311 due to Sir Emeka Offor, the Company's Chairman, $1,844,500 of stock-based compensation due to directors, and a liability of $292,416 due to the Company's former CEO). Included in current liabilities is also a $3,000,000 finders fee accrual due in cash to Feltang and a $4,803,750 liability to Feltang that will be satisfied upon issuance of 5,250,000 shares of common stock. Additionally, at March 31, 2006, the Company had accrued an income tax obligation of $3,300,000 as a result of the net gain of the sale of participation interests.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company's first strategy is to exploit its only assets, which are rights to working interests in the JDZ and EEZ under agreements with the JDA and DRSTP. To achieve this strategy, the Company has formed relationships with other oil and gas companies with technical and financial capabilities to assist the Company in leveraging its interests in the JDZ. The Company also intends to form relationships with other oil and gas companies with technical and financial capabilities to assist the Company in leveraging its interests in the EEZ. The Company has succeeded in perfecting its interests in the 2001 Agreement with DRSTP or the 2003 Option Agreement and the Company is positioned to obtain sufficient financial and other resources to develop its interests.

At March 31, 2006, all of the Company's operations were located outside the United States. The Company's only assets are agreements with DRSTP and the JDA, which provide ERHC with rights to participate in exploration and production activities in the Gulf of Guinea off the coast of central West Africa. The governments that control these areas of geographic interest have historically experienced volatility, which is out of management's control, and the Company's ability to exploit its interests in the agreements it this area may be impacted by this circumstance. Furthermore, the future success of the Company's international operations may be adversely affected by risks associated with international activities, including economic and labor conditions, political instability, risk of war, expropriation, renegotiation or modification of existing contracts, tax laws (including host-country import-export, excise and income taxes and United States taxes on foreign subsidiaries) etc., may adversely affect the Company's future results of operations and financial condition.

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

Based on our assessment and those criteria as of September 30, 2005, management concluded that the Company did not maintain effective internal control over financial reporting as of as a result of material weaknesses in (a) internal controls surrounding corporate governance, and (b) internal controls surrounding the accounting for common stock issuances.


A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.


The operations and activities of this company have essentially been focused and limited to (1) continuing efforts to secure its working rights in the JDZ and EEZ; (2) funding the associated contractual obligations related to securing its rights )primarily legal and technical support); (3) funding a limited office staff consisting of the CEO, the CFO and an administrative manager and associated rental obligations. With the exception of (1) above, these were no operational activities that required the institution of complex internal controls; however, but an appropriate level of internal controls were necessary to conform to rules and regulations to which the Company is subject.

The Company has now perfected its interests in the JDZ and is poised for full operations. Accordingly, the Company has made changes to its staff to add the skills necessary to achieve full operations.

Internal Controls Surrounding Corporate Governance:

As of September 30, 2005, the principal factors contributing to the material weakness in corporate governance were as follows:

|X|      Inadequate number of independent directors.
|X|      Lack of independent audit committee.
|X|      Lack of audit committee financial expert.

If these weaknesses were not addressed, they could result in material misstatements of annual or interim financial statements that might not be detected, corrected or disclosed in a timely manner, or at all.

Following the recognition of the above material weaknesses above, the Company in the first and second quarter of 2006, appointed:

|X|      Additional independent directors
|X|      Additional independent directors as members of the audit committee
|X|      A financial expert as a director and as a member of the audit committee

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

Remediation Plans for Material Weaknesses in Internal Control over Financial Reporting

Corporate Governance

The Company has retained an executive recruiting firm to aid them in a search of an independent financial expert to chair the audit committee. That effort was successfully completed in the quarter ended March 31, 2006, with an independent financial expert added to the Board and being appointed chair of the audit committee. The Company is also is the process of amending their Audit Committee Charter to include the responsibilities of the financial expert and to ensure independent directors fill all positions on the committee.


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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On May 4, 2006, a search warrant issued by the U.S. District Court of the Southern District of Texas, Houston Division, was executed on the Company for various records including, among other matters, documents related to correspondence with foreign governmental officials or entities in Sao Tome and Nigeria.

Between February and April, 2006, Lakeshore Capital Limited ("Lakeshore") issued written demands to ERHC requesting the issuance of 4,500,000 shares of ERHC common stock and a four year warrant to purchase 1,500,000 shares of ERHC common stock at an exercise price per share of $0.20, which Lakeshore contends is owed for contractual services previously rendered. ERHC has disputed the claim, believes any such claim lacks merit, and intends to vigorously defend any further legal recourse that Lakeshore may pursue. No litigation or arbitration proceeding has been initiated as of the date of this report.

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

Item 1A. Risk Factors

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

THE COMPANY HAS NO SOURCES OF REVENUE AND A HISTORY OF LOSSES.

The Company's business is at an early stage of development. The Company has not generated any revenue since its entry into the oil and gas business and has incurred significant operating losses. The Company has incurred net losses of $11,270,478, $3,593,388, and $3,153,882 in fiscal years 2005, 2004 and 2003, respectively. While the Company had net income of $26,061,664 for the second quarter, equating to net income of $.04 per share during that period, this was a one time gain from sale, and the Company expects to incur operating losses in future periods.

THE COMPANY HAS A LIMITED OPERATING HISTORY IN THE OIL AND GAS BUSINESS.

The Company's operations to date have consisted solely of acquiring rights to working interests in the JDZ and EEZ. The Company's future financial results depend primarily on (1)) the ability of its partners to fund significant financial commitments in the production sharing contracts; (2) its ability to discover commercial quantities of oil and gas; and (3) the market price for oil and gas. Management cannot predict that the Company's future operations will be profitable. In addition, the Company's operating results may vary significantly during any financial period. These variations may be caused by significant periods of time between discovery and development of oil or gas reserves, if any, in commercial quantities.

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

THE COMPANY'S OPERATIONS ARE LOCATED OUTSIDE OF THE UNITED STATES WHICH SUBJECTS IT TO RISKS ASSOCIATED WITH INTERNATIONAL ACTIVITIES.

At March 31, 2006, all of the Company's operations were located outside the United States. The Company's only assets are agreements with DRSTP and the JDA, which provide ERHC with rights to participate in exploration and production activities in the Gulf of Guinea off the coast of central West Africa. This geographic area of interest is controlled by foreign governments that have historically experienced volatility, which is out of management's control. The Company's ability to exploit its interests in the agreements in this area may be impacted by this circumstance.

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

THE COMPANY'S RESULTS OF OPERATIONS ARE SUSCEPTIBLE TO GENERAL ECONOMIC CONDITIONS.

The Company's revenues and results of operations will be subject to fluctuations based upon the general economic conditions both in the United States and internationally. If there were to be a general economic downturn or a recession in the oil and gas industry, the Company's future revenues and the value of its oil and natural gas exploration concession could be materially adversely affected. If there were to be a general economic downturn or a recession in the oil and gas industry, the Company's ability to exploit its assets in the JDZ and EEZ could be materially adversely affected

STATUS OF PENDING LEGAL MATTER

It is impossible to predict what effect the matter pending in the U.S. District Court of the Southern District of Texas, Houston Division, will have on the Company and the price of its common stock. This pending action will likely cause uncertainty in the marketplace, and could have an adverse effect on the Company's business partners, its business operations, and the market for its common stock.

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

THE COMPANY'S STOCK IS CONSIDERED A "PENNY STOCK."

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks generally are equity securities with a share price of less than $5.00. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. These disclosure requirements may have the effect of reducing the level of trading activity in any secondary market for a stock that becomes subject to the penny stock rules. The Company's common stock may be subject to the penny stock rules, and accordingly, investors in the common stock may find it difficult to sell their shares in the future, if at all.


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

ERHC Energy, Inc.

         Name                                Title                                    Date
/s/ Walter Brandhuber               President & Chief Executive Officer         May 19, 2006
---------------------
   Walter Brandhuber

/s/ Franklin Ihekwoaba              Chief Financial Officer                     May 19, 2006
----------------------
    Franklin Ihekwoaba