Form 10-Q
period 2006-06-30
ERHC Energy Inc
filed 2006-08-09
CIK 799235

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

FORM 10-Q (MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

The number of common shares outstanding as of August 1, 2006 was 714,178,528.

                                TABLE OF CONTENTS

                                ERHC ENERGY INC.


PART I. FINANCIAL INFORMATION                                                        PAGE

Item 1.    Financial Statements

           Consolidated  Balance Sheets at June 30, 2006 and September 30, 2005        3

           Consolidated  Statements of Operations for the Three and Nine Months
           Ended June 30, 2006 and 2005                                                4

           Consolidated Statements of Cash Flows for the Nine Months Ended June
           30, 2006 and 2005                                                           5

           Notes to the Consolidated Financial Statements                              6

Item 2.    Management's  Discussion  and  Analysis of Financial  Condition  and
           Results of Operations                                                       14

Item 3.    Quantitative and Qualitative Disclosures about Market Risk                  16

Item 4.    Controls and Procedures                                                     16


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                           18

Item 1A.   Risk Factors                                                                18

Item 2.    Unregistered Sale of Securities and Use of Proceeds                         20

Item 3.    Defaults Upon Senior Securities                                             20

Item 4.    Submission of Matters to a Vote of Security Holders                         20

Item 5.    Other Information                                                           20

Item 6.    Exhibits and Reports on Form 8-K                                            21

           Signatures                                                                  21

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

ERHC ENERGY INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2006 AND SEPTEMBER 30, 2005
--------------------------------------------------------------------------------

                                                                          JUNE 30,         SEPTEMBER 30,
                                                                            2006              2005
                                                                        ------------      ------------

                                    ASSETS
Current assets:

     Cash                                                               $ 41,380,773      $    988,490

     Prepaid expenses and other                                            1,699,328            32,093
                                                                        ------------      ------------

         Total current assets                                             43,080,101         1,020,583


DRSTP concession fee                                                       2,839,500         5,679,000

Furniture and equipment, net                                                  13,801            20,627

Deferred tax asset                                                           960,000                --
                                                                        ------------      ------------

              Total assets                                              $ 46,893,402      $  6,720,210
                                                                        ============      ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

     Accounts payable and accrued liabilities                           $  6,711,669      $    195,823

     Accounts payable and accrued liabilities, related party               2,271,975         2,064,675

     Income taxes payable                                                  3,000,000                --

     Asset retirement obligation                                             485,000           485,000

     Current portion of convertible debt                                      33,513            33,513
                                                                        ------------      ------------

        Total current liabilities                                         12,502,157         2,779,011
                                                                        ------------      ------------

Commitments and contingencies:

Shareholders' equity:
     Preferred stock, par value $0.0001; authorized
        10,000,000; none issued and outstanding                                   --                --
     Common stock, par value $0.0001; authorized 950,000,000
        shares; issued and outstanding 714,178,528 and 710,912,226,
        at June 30, 2006 and September 30, 2005, respectively                 71,418            71,091

     Additional paid-in capital                                           89,516,332        83,584,956
     Accumulated deficit                                                 (55,196,505)      (79,407,711)

     Deferred compensation                                                        --          (307,137)
                                                                        ------------      ------------

           Total shareholders' equity                                     34,391,245         3,941,199
                                                                        ------------      ------------

              Total liabilities and shareholders' equity                $ 46,893,402      $  6,720,210
                                                                        ============      ============

    The accompanying notes are an integral part of these financial statements

ERHC ENERGY INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2006 AND 2005
--------------------------------------------------------------------------------


                                              THREE MONTHS ENDED JUNE 30,        NINE MONTHS ENDED JUNE 30,
                                             -----------------------------     -----------------------------
                                                 2006             2005             2006             2005
                                             ------------     ------------     ------------     ------------
General and administrative
     Expenses                                $   1,459,282      $     233,704      $   4,419,599      $   1,887,760
                                             -------------      -------------      -------------      -------------

Other income and (expenses):
     Interest income                               538,269             10,537            569,937             18,240
     Gain from settlement                               --                 --                 --            252,310
     Interest expense                                 (461)              (461)            (1,382)          (799,270)
     Gain on sale of partial interest in
        DRSTP concession                                --                 --         30,102,250                 --
     Loss on extinguishment of debt                     --                 --                 --         (5,749,575)
                                             -------------      -------------      -------------      -------------

        Total other income
           and expenses, net                       537,808             10,076         30,670,805         (6,278,295)
                                             -------------      -------------      -------------      -------------

Income (loss) before benefit
     (provision) for income taxes                 (921,474)          (223,628)        26,251,206         (8,166,055)
                                             -------------      -------------      -------------      -------------

Benefit (provision) for income taxes
     Current                                       300,000                 --         (3,000,000)                --
     Deferred                                           --                 --            960,000                 --
                                             -------------      -------------      -------------      -------------
        Total benefit (provision)
           for income taxes                        300,000                 --         (2,040,000)                --
                                             -------------      -------------      -------------      -------------

           Net income (loss)                 $    (621,474)     $    (223,628)     $  24,211,206      $  (8,166,055)
                                             =============      =============      =============      =============

Net income (loss) per common share -
     Basic                                   $       (0.00)     $       (0.00)     $        0.03      $       (0.01)
                                             =============      =============      =============      =============
     Diluted                                 $       (0.00)     $       (0.00)     $        0.03      $       (0.01)
                                             =============      =============      =============      =============

Weighted average number of shares
     of common shares outstanding -
     Basic                                     712,835,526        710,781,072        711,553,326        657,769,071
                                             =============      =============      =============      =============
     Diluted                                   712,835,526        710,781,072        718,351,364        657,769,071
                                             =============      =============      =============      =============

    The accompanying notes are an integral part of these financial statements

ERHC ENERGY INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2006 AND 2005
--------------------------------------------------------------------------------

                                                                            2006              2005
                                                                        ------------      ------------
Cash Flows From Operating Activities
     Net income (loss)                                                  $ 24,211,206      $ (8,166,055)
     Adjustments to reconcile net income (loss) to net cash used by operating activities
        Depreciation expense                                                   6,826             4,401
        Deferred income taxes                                               (960,000)               --
        Compensatory stock options                                         1,084,340                --
        Gain from settlement                                                      --          (252,310)
        Gain on sale of partial interest in
           DRSTP concession                                              (30,102,250)               --
        Amortization of beneficial conversion feature
           associated with convertible debt                                       --           413,503
        Amortization of deferred compensation                                     --           280,987
        Loss on extinguishment of debt                                            --         5,749,575
        Changes in operating assets and liabilities:
           Prepaid expenses and other current assets                      (1,667,235)          (25,549)
           Accounts payable and other accrued liabilities                 (1,287,904)          161,961
           Current tax liability                                           3,000,000                --
           Accrued officers' salaries                                             --           (53,000)
           Accounts payable, and accrued liabilities
              related party                                                  207,300            89,077
           Accrued interest - related party                                       --           385,769
                                                                        ------------      ------------

              Net cash used by operating activities                       (5,507,717)       (1,411,641)
                                                                        ------------      ------------

Cash Flows From Investing Activities

     Release of restricted cash                                                   --             3,026
     Proceeds from sale of partial interest in
        DRSTP concession                                                  45,900,000                --
     Purchase of furniture and equipment                                          --           (27,303)
                                                                        ------------      ------------

              Net cash provided (used) by investing activities            45,900,000           (24,277)
                                                                        ------------      ------------

Cash Flows From Financing Activities:
     Proceeds from line of credit, related party                                  --         2,500,000
     Proceeds from convertible debt, related party                                --           402,100
     Repayment of convertible debt, related party                                 --           (70,400)
                                                                        ------------      ------------

              Net cash provided by financing activities                           --         2,831,700
                                                                        ------------      ------------

Net increase in cash and cash equivalents                                 40,392,283         1,395,782

Cash and cash equivalents, beginning of period                               988,490            20,272
                                                                        ------------      ------------

Cash and cash equivalents, end of period                                $ 41,380,773      $  1,416,054
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

ERHC ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

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

NOTE 4 - DRSTP CONCESSION FEE

As described in Note 3, during the quarter ended March 31, 2006, the Company entered into production sharing agreements in Blocks 2, 3 and 4 under which they sold various participating interests for total cash proceeds of $45,900,000. The Company agreed to pay a $3,000,000 cash success fee ($1,500,000 was paid in March 2006 and the remaining $1,500,000 is included in accounts payable at June 30, 2006) to Feltang International Inc. ("Feltang"), a British Virgin Island company that was responsible for obtaining Sinopec's participation in Block 2. Under the agreement with Feltang, in addition to the cash payments, the Company also will issue 5,250,000 shares of common stock and warrants for 6,500,000 shares at $0.355 per share. The common stock was valued at $4,803,750 based on the quoted market value of the common stock on the date Sinopec signed the production sharing agreement. The warrants were valued at $5,154,500 based on a valuation using the Black-Scholes Option Pricing Model and the following assumptions; market price of $0.915, strike price of $0.355, volatility of 115%, interest rate of 4.42%, dividend yield of 0% and expected life of 4 years. Following is an analysis of the sale of the participating interests in blocks 2, 3 and 4.

ERHC ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

NOTE 4 - DRSTP CONCESSION FEE CONTINUED

                     COST             CASH           FELTANG           GAIN
                     BASIS          PROCEEDS          FEES            LOSS
                  -----------     -----------     -----------     -----------

Block 2           $   946,500     $20,400,000     $12,958,250     $ 6,495,250

Block 3               946,500       7,500,000              --       6,553,500

Block 4               946,500      18,000,000              --      17,053,500
                  -----------     -----------     -----------     -----------

        Total     $ 2,839,500     $45,900,000     $12,958,250     $30,102,250
                  ===========     ===========     ===========     ===========

Upon sale of the participation interests, the Company removed the entire cost of the related Blocks due to the uncertainty surrounding their unproved interests.

NOTE 5 - SHAREHOLDERS' EQUITY

Under three consulting agreements with the Company, 1,750,000 options were granted to consultants on December 31, 2005. These options have an exercise price of $0.20 per share with no expiration date. Prior to June 30, 2006, these consultants elected to exercise 1,750,000 options, on a cashless basis, for 1,339,029 shares of common stock. Expense of $1,084,340 was recognized related to the fair value of these options during the nine months ended June 30, 2006.

NOTE 6 - INCOME TAXES

At September 30, 2005 the Company had a consolidated net operating loss carry-forward ("NOL") of approximately $63.6 million expiring through 2025. The Company had a deferred tax asset of approximately $21.8 million resulting from this NOL. The loss carry forwards are subject to certain limitations under the Internal Revenue Code including Section 382 of the Tax Reform Act of 1986. During the nine months ended June 30, 2006, the Company recognized a significant gain on the sale of various participation interests (see Note 4), which utilized a substantial portion of the current net operating loss carry-forwards. The net operating loss carry-forward was also adjusted to remove losses limited under
Section 382.

The composition of deferred tax assets and the related tax effects at June 30, 2006 and September 30, 2005 are as follows:

                                        JUNE 30,        SEPTEMBER 30,
                                          2006              2005
                                      ------------      ------------

     Net operating losses             $  3,410,000      $ 21,629,493

     Accrual for asset retirement          164,900           164,900

                                      ------------      ------------

        Total deferred tax assets        3,574,900        21,794,393
        Valuation allowance             (2,614,900)      (21,794,393)
                                      ------------      ------------

           Net deferred tax asset     $    960,000      $         --
                                      ============      ============

The $960,000 deferred tax asset represents the minimum NOL carryback claim from losses in the next two future years against the year ended September 2006 taxable income should no income be produced in future years.

The difference between the income tax benefit (provision) in the accompanying statement of operations and the amount that would result if the U.S. federal statutory rate of 35% were applied to pre-tax income (loss) for the three months and nine months ended June 30, 2006 and 2005, is as follows:

ERHC ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

NOTE 6 - INCOME TAXES CONTINUED

                                            THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                  JUNE 30,                             JUNE 30,
                                       ------------------------------      ------------------------------
                                           2006              2005              2006              2005
                                       ------------      ------------      ------------      ------------
Income tax benefit (provision) at
federal                                $    322,516      $     78,270      $ (9,187,922)     $  2,858,119
     statutory rate
Gain on sale of assets                           --                --           (59,243)               --
Change in valuation allowance                    --           (74,270)       19,179,493          (883,263)
Expiration and adjustment of NOL's               --                --       (11,952,328)               --
Loss on extinguishment of debt                   --                --                --        (1,954,856)
Other                                       (22,516)           (4,000)          (20,000)          (20,000)
                                       ------------      ------------      ------------      ------------
Income tax benefit (provision)         $    300,000      $         --      $ (2,040,000)     $         --
                                       ============      ============      ============      ============


NOTE 7 - STOCK-BASED COMPENSATION

During the year ended September 30, 2004, the Company issued options to purchase 3,000,000 shares of common stock to an employee as part of his initial compensation package. These options have an adjusted exercise price of $0.20 per share, with 1,000,000 options vesting on September 1, 2004, August 1, 2005 and August 1, 2006. Due to the resignation of this employee in January 2006, the 1,000,000 options due to vest August 1, 2006 have been cancelled. In June 2006, this former employee elected to exercise 2,000,000 options on a cashless basis for 1,927,273 shares.

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

                                                            THREE MONTHS      NINE MONTHS
                                                            ENDED JUNE 30,   ENDED JUNE 30,
                       DESCRIPTION                              2005              2005
--------------------------------------------------------     -----------      -----------
Net loss - as reported                                       $  (223,628)     $(8,166,055)

    Plus: stock-based compensation expense determined
       using the intrinsic value of the option at the
       measurement date                                         (280,724)         280,987

    Less: stock-based employee compensation determined
       under fair value method for all awards granted to
       Employees                                                 (96,847)        (342,210)
                                                             -----------      -----------

Net loss - pro forma                                         $  (601,199)     $(8,227,278)
                                                             ===========      ===========

Basic and diluted net loss per share - as reported           $     (0.00)     $     (0.01)
                                                             ===========      ===========

Basic and diluted net loss per share - pro forma             $     (0.00)     $     (0.01)
                                                             ===========      ===========

ERHC ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

NOTE 7 - STOCK-BASED COMPENSATION

                                               THREE MONTHS        NINE MONTHS
                                               ENDED JUNE 30,     ENDED JUNE 30,
                   ASSUMPTIONS                      2005              2005
-------------------------------------------   ---------------    ---------------

Expected life (years)                             5.00 years         5.00 years

Interest rate                                          3.47%              3.47%

Dividend yield                                         0.00%              0.00%

Volatility (Based on historical experience)           88.40%             88.40%

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

NOTE 8 - EARNINGS PER SHARE

Basic earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of shares plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock warrants.

Components of basic and diluted earnings per share are as follows:

                                              THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                   JUNE 30,                            JUNE 30,
                                         ------------------------------      -----------------------------
             DESCRIPTION                     2006               2005             2006              2005
---------------------------------------  ------------      ------------      ------------     ------------
Weighted average shares
     outstanding                          712,835,526       710,781,072       711,553,326      657,769,071

Dilutive effect of options and
     warrants outstanding                   9,647,713         7,203,010         6,798,038        5,318,642
                                         ------------      ------------      ------------     ------------

Common stock and common
     stock equivalents                    722,483,239       717,984,082       718,351,364      663,087,713

Excluded due to anti-dilutive effect       (9,647,713)       (7,203,010)               --       (5,318,642)
                                         ------------      ------------      ------------     ------------

Diluted common stock and
     common stock equivalents             712,835,526       710,781,072       718,351,364      657,769,071
                                         ============      ============      ============     ============

ERHC ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

Employment and Consulting Agreements

On January 23, 2006, Company entered into a finder's fee agreement with Feltang International ("Feltang'), under which it agreed to pay a $3,000,000 cash finder's fee to Feltang, for obtaining Sinopec's participation in Block 2. Under the agreement with Feltang, in addition to the cash payments, the Company also will issue 5,250,000 shares of common stock and warrants for 6,500,000 shares at $0.355 per share. See Note 4.

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

On January 20, 2006, by mutual agreement with the Board of Directors, Ali Memon resigned as Director and Chief Executive Officer of the Company. Under Mr. Memon's employment agreement, the Company has expensed the remaining salary to be paid to Mr. Memon, less costs related to travel advances in the amount of $304,993. This amount will be paid out through the remainder of the contract term.

On January 21, 2006, the Board of Directors appointed Walter Brandhuber as Director and Chief Executive Officer. Mr. Brandhuber's employment agreement is for a period of 36 months and provides for a base salary of $200,000 per year, payable monthly. Further, the employment agreement provides incentive compensation based on Board approval and on attainment of performance targets as mutually agreed between the Board and Mr. Brandhuber. See subsequent event, Note 9.

From January 2006 the Company's CEO utilized the services of two consultants at the rate of $15,000 per month. From April 2006 the Company's CEO utilized the services of another consultant at the rate of $15,000 per month. With the resignation of the CEO on July 24, 2006, the services of these consultants are currently being evaluated.

Effective January 1, 2005, the Company entered into consulting agreements with two individuals, which require payment of cash and issuance of options for a total of 1,250,000 shares of common stock upon completion of a full year of service which was met on December 31, 2005. These options have an exercise price of $0.20 per share and will vest immediately upon issuance and have no expiration date. Either party may terminate these consulting agreements with 30 days notice. The options issued under these consulting agreements include provisions for cashless exercise. These consultants elected to exercise their 1,250,000 options, on a cashless basis, during the six months ended June 30, 2006 (see Note 5).

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

ERHC ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

NOTE 9 - COMMITMENTS AND CONTINGENCIES, CONTINUED

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

Legal Proceedings

On May 4, 2006, a search warrant issued by the U.S. District Court of the Southern District of Texas, Houston Division, was executed on the Company seeking various records including, among other matters, documents, if any, related to correspondence with foreign governmental officials or entities in Sao Tome and Nigeria.

With the guidance of the law firm of Akin Gump Strauss Hauer & Feld LLP, ERHC Energy continues to work with the U.S. Department of Justice in connection with the Department's investigation:

The Department of Justice agreed to ERHC's request to return to ERHC a complete copy set of all paper documents seized in the Government's May 4, 2006 search of ERHC's Houston office. ERHC has received a full copy set of these business documents.

ERHC filed suit in federal district court in Texas in June. The lawsuit sought to protect the company's attorney-client privileged documents and to allow ERHC counsel to determine the factual basis for the Justice Department's search warrant affidavit, which is currently under seal. Although the judge has now ordered that the affidavit remain under seal, his ruling requires the Justice Department to provide a neutral taint team to review all seized documents and to identify those that may be privileged. The ruling also provides the company with the right to challenge the Justice Department's privilege determinations in court.

The attorneys of Akin Gump Strauss Hauer & Feld LLP are also assisting in ERHC's response to a related U.S. Securities and Exchange Commission (SEC) subpoena issued on May 9, 2006. ERHC intends to comply fully with the SEC subpoena.

ERHC ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

NOTE 10 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Following is an analysis of non-cash operating and financing activities and non-cash investing and financing activities for the nine months ended June 30, 2006 and 2005.

                                                                2006            2005
                                                            -----------     -----------
Non-cash operating and financing activities:
     Stock issued in exchange for:
        Accounts payable and accrued liabilities            $        --     $   301,132
        Prepaid expenses                                             --          58,657
        Accrued salaries                                             --         417,725

        Accrued interest                                             --          84,850

        Accrued interest, related party                              --       2,620,295
        Inducement to restructure convertible
              debt and provide line of credit                        --       5,749,575

Non-cash investing and financing activities:
     Stock issued for conversion of non-related

        party debt to equity                                         --       1,592,521
     Beneficial conversion feature associated with

        convertible debt                                             --         331,699
     Exchange of convertible and non convertible

        debt, related party                                          --      10,134,084
     Stock issued to convert related party debt to
     equity                                                          --      12,634,084
     Beneficial conversion feature repurchased                       --         347,517
     Repricing of options                                            --         165,000

NOTE 11 - SUBSEQUENT EVENT

Effective  July  24,  2006,  the  company's  Board  of  Directors  accepted  the
resignation  of  Walter   Brandhuber,   chief  executive  officer  and  Franklin
Ihekwoaba, chief financial officer. Effectively immediately, the Board of Directors has appointed Board Member Nicolae Luca, 46, as interim chief executive officer until a successor is named. Mr. Luca has served as a non-executive director of the company since February 2001.

The Company's Board of Directors has initiated an international recruitment search for a chief executive officer and a chief financial officer.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2006 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2005

During the three months ended June 30, 2006, the Company had a net loss of $621,474, compared with a net loss of $223,628 for the three months ended June
30, 2005. Interest income increased by $527,732 due to the significant cash balance maintained by the Company. General and administrative expenses increased $1,225,578 for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 for three primary reasons: 1) an increase of $637,720 in legal costs primarily related to fees incurred in the Justice Department investigation, 2) an increase of $280,724 for the accounting of employee stock options in fiscal 2005, and 3) increased travel and administrative expenses of doing business internationally.

NINE MONTHS ENDED JUNE 30, 2006 COMPARED WITH NINE MONTHS ENDED JUNE 30, 2005

During the nine months ended June 30, 2006, the Company had net income of $24,211,206, compared with a net loss of $8,166,055 for the nine months ended June 30, 2005. The two primary reasons for the $32,377,261 improvement in net income for the nine months ended June 30, 2006 were: 1) a $30,102,250 net gain from the sale of participation interests in the three JDZ Blocks under production sharing contracts with various joint venture partners; and 2) a $5,749,575 non-cash loss on extinguishment of debt during the nine months ended June 30, 2005 as the result of the issuance of shares in conjunction with the Chrome debt restructuring. Interest expense decreased by $797,888 due to the conversion of substantially all debt to equity in the quarter ended March 31, 2005. General and administrative expenses increased $2,531,839 for the nine months ended June 30, 2006 as compared to the nine months ended June 30, 2005 primarily due to following: 1) approximately $1,023,000 related to the non-cash expense of recording consultant stock options; 2) approximately $889,000 in legal costs primarily related to fees incurred in the Justice Department investigation; 3) approximately $221,000 related to board of director compensation and travel expenses; and 4) increased travel and administrative expenses of doing business internationally.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, the Company had $41,380,773 in cash and cash equivalents and positive working capital of $30,577,944. Management believes that this cash position should support working capital needs for the next 12 months.

CONTRACTUAL OBLIGATIONS

A tabular disclosure of contractual obligations at June 30, 2006, is as follows:

-----------------------------------------------------------------------------------------------------------------
                                                                        Payments due by period
-----------------------------------------------------------------------------------------------------------------
                                              Total       Less than 1   1 - 3 Years    3 - 5 Years    More than 5
                                                             year                                        Years
-----------------------------------------------------------------------------------------------------------------
Operating Leases                          $      71,340  $      42,804   $    28,536            --             --
-----------------------------------------------------------------------------------------------------------------
Employment and consulting contracts
for officers and directors                     688,161         663,161        25,000            --             --
-----------------------------------------------------------------------------------------------------------------
      Total                               $     759,501  $     705,965  $     53,536            --             --
-----------------------------------------------------------------------------------------------------------------

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2006, the Company has no off-balance sheet arrangements that have or are likely to have a material current or future effect on its financial condition or results of operations.

DEBT FINANCING ARRANGEMENTS

At June 30, 2006, the Company had short-term debt of $33,513 bearing interest at 5.5% per year. The Company had other current liabilities of $12,502,157 (Including related party liabilities as follows: $162,313 owed to Chrome
Management, $265,162 due to the Company's board of directors, $1,844,500 of stock-based compensation due to a director, and a liability of $225,000 due to the Company's former CEO). Included in current liabilities is also a $1,500,000 finders fee accrual due in cash to Feltang and a $4,803,750 liability to Feltang that will be satisfied upon issuance of 5,250,000 shares of common stock. Additionally, at June 30, 2006, the Company had accrued an income tax obligation of $3,000,000 as a result of the net gain of the sale of participation interests.

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

At June 30, 2006, all of the Company's operations were located outside the United States. The Company's only assets are agreements with DRSTP and the JDA, which provide ERHC with rights to participate in exploration and production activities in the Gulf of Guinea off the coast of central West Africa. The governments that control these areas of geographic interest have historically experienced volatility, which is out of management's control, and the Company's ability to exploit its interests in the agreements in this area may be impacted by this circumstance. Furthermore, the future success of the Company's international operations may be adversely affected by risks associated with international activities, including economic and labor conditions, political instability, risk of war, expropriation, renegotiation or modification of existing contracts, tax laws (including host-country import-export, excise and income taxes and United States taxes on foreign subsidiaries) etc., may adversely affect the Company's future results of operations and financial condition.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management, with participation of the Company's acting Chief Executive Officer and acting Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the quarter covered by this Quarterly Report on Form 10-Q. As described below under Management's Report on Internal Control Over Financial Reporting, the Company has identified material weaknesses in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).

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

Following the recognition of the above material weaknesses above, the Company did the following in the first and second quarter of 2006:

      |X|   Appointed an additional independent director
      |X|   Reconstituted  the audit  committee so that it was made up solely of independent directors
      |X|   Appointed a financial  expert as a director and as head of the audit committee

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

REMEDIATION PLANS FOR MATERIAL WEAKNESSES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

CORPORATE GOVERNANCE

The Company has retained an executive recruiting firm to aid them in a search of an independent financial expert to chair the audit committee. That effort was successfully completed in the quarter ended March 31, 2006, with an independent financial expert added to the Board and being appointed chair of the audit committee. Simultaneously, the Company reconstituted its audit committee so that it was made up entirely of independent directors (including the financial expert who was appointed the chair of the committee). The Company is also is the process of amending their Audit Committee Charter to strengthen the Committee's oversight function.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 4, 2006, a search warrant issued by the U.S. District Court of the Southern District of Texas, Houston Division, was executed on the Company seeking various records including, among other matters, documents, if any, related to correspondence with foreign governmental officials or entities in Sao Tome and Nigeria.

With the guidance of the law firm of Akin Gump Strauss Hauer & Feld LLP, ERHC Energy continues to work with the U.S. Department of Justice in connection with the Department's investigation:

The Department of Justice agreed to ERHC's request to return to ERHC a complete copy set of all paper documents seized in the Government's May 4, 2006 search of ERHC's Houston office. ERHC has received a full copy set of these business documents.

ERHC filed suit in federal district court in Texas in June. The lawsuit sought to protect the company's attorney-client privileged documents and to allow ERHC counsel to determine the factual basis for the Justice Department's search warrant affidavit, which is currently under seal. Although the judge has now ordered that the affidavit remain under seal, his ruling requires the Justice Department to provide a neutral taint team to review all seized documents and to identify those that may be privileged. The ruling also provides the company with the right to challenge the Justice Department's privilege determinations in court.

The attorneys of Akin Gump Strauss Hauer & Feld LLP are also assisting in ERHC's response to a related U.S. Securities and Exchange Commission (SEC) subpoena issued on May 9, 2006. ERHC intends to comply fully with the SEC subpoena.

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

ITEM 1A. RISK FACTORS

You should  carefully  consider  the risks  described  below  before  making any investment decision related to the Company's securities. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently known or that the Company currently deems immaterial may also impair the Company's business.

THE COMPANY HAS HAD A HISTORY OF LOSSES.

The Company's business is at an early stage of development. Other than in the first quarter of 2006, the Company has not generated any revenue since its entry into the oil and gas business. The Company has incurred net losses of $11,270,478, $3,593,388, and $3,153,882 in fiscal years 2005, 2004 and 2003, respectively. While the Company had net income of $24,211,206 for the nine months ending June 30, 2006, equating to net income of $0.03 per share during that period, this was a one time gain.

THE COMPANY MAY NOT DISCOVER COMMERCIALLY PRODUCTIVE RESERVES IN THE JDZ OR EEZ.

The Company's operations to date have consisted solely of acquiring rights to working interests in the JDZ and EEZ. The Company's future financial results depend primarily on (1)) the ability of its partners to fund significant financial commitments in the production sharing contracts; (2) its ability to discover commercial quantities of oil and gas; and (3) the market price for oil and gas. In addition, the Company's operating results may vary significantly during any financial period. These variations may be caused by significant periods of time between discovery and development of oil or gas reserves, if any, in commercial quantities. There can be no assurance that the Company's planned projects in the JDZ or EEZ will result in significant, if any, reserves or that the Company will have future success in drilling productive wells

THE COMPANY'S NON-OPERATOR STATUS LIMITS ITS CONTROL OVER ITS OIL AND GAS PROJECTS IN THE JDZ OR EEZ.

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

THE  COMPANY'S   COMPETITION  INCLUDES  OIL  AND  GAS  CONGLOMERATES  THAT  HAVE
SIGNIFICANT ADVANTAGES OVER IT.

The oil and gas industry is highly competitive. Many companies and individuals are engaged in exploring for crude oil and natural gas and acquiring crude oil and natural gas properties, resulting in a high degree of competition for desirable exploratory and producing properties. The companies with which the Company competes include conglomerates that are much larger and have greater financial resources than the Company.

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

THE COMPANY'S OPERATIONS ARE LOCATED OUTSIDE OF THE UNITED STATES WHICH SUBJECTS IT TO RISKS ASSOCIATED WITH INTERNATIONAL ACTIVITIES.

At June 30, 2006, all of the Company's operations were located outside the United States. The Company's only assets are agreements with DRSTP and the JDA, which provide ERHC with rights to participate in exploration and production activities in the Gulf of Guinea off the coast of central West Africa. This geographic area of interest is controlled by foreign governments that have historically experienced volatility, which is out of management's control. The Company's ability to exploit its interests in the agreements in this area may be impacted by this circumstance.

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

THE COMPANY DOES NOT CURRENTLY PAY DIVIDENDS ON ITS COMMON STOCK AND DOES NOT ANTICIPATE DOING SO IN THE FUTURE.

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

EXHIBITS

31.1* Certification Pursuant to 18 U.S.C Section 7241, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2* Certification Pursuant to 18 U.S.C Section 7241, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1* Certification Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2* Certification Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

REPORTS ON FORM 8-K

On August 1, 2006 the Company issued a letter to shareholders.

On July 24, 2006 the Company announced the departure of directors or principal officers and the appointment of new principal officers.

On June 29, 2006, the Company issued a press release disclosing a receipt of a subpoena from the Securities and Exchange Commission.

On May 4, 2006, the Company was the subject of a search warrant issued by the U.S. District Court of the Southern District of Texas, Houston Division, for various records including, among other matters, documents related to correspondence with foreign governmental officials or entities in Sao Tome and Nigeria.

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons, in the capacities and on the dates indicated below, have signed this report.

ERHC Energy, Inc.


      Name                          Title                               Date
------------------     ------------------------------------      ---------------

/s/ Nicolae Luca       Acting Chief Executive Officer/            August 9, 2006
------------------       Chief Financial Officer
   Nicolae Luca

/s/ Sylvan Odobulu     Controller                                 August 9, 2006
------------------
    Sylvan Odobulu