Form 10-K
period 2006-09-30
ERHC Energy Inc
filed 2006-12-14
CIK 799235

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2006

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ended: __________________

Commission file number: 000-17325

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

Check if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Check if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Check if the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Check if the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.
Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Check if the registrant is a shell company. Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 31, 2006 was $372,698,526.

On November 30, 2006, the registrant had 718,988,982 shares of common stock issued and outstanding.

This annual report contains forward-looking statements. These statements relate to future events or ERHC Energy Inc.’s (the “Company” or “ERHC”) future financial performance and involve known and unknown risks, uncertainties and other factors that may cause ERHC or its industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, there can be no guarantee of future results, levels of activity, performance, or achievements. Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. The Company is under no duty to and will not update any of the forward-looking statements after the date of this report to conform prior statements to actual results.

PART I

Item 1.	Description of Business

Overview

ERHC is an independent oil and gas company formed in 1986, as a Colorado corporation. The Company was engaged in a variety of businesses until 1996, when it began its current operations. The Company’s current focus is to exploit its assets, which are rights to working interests in exploration acreage in the Joint Development Zone (“JDZ”) between the Democratic Republic of Sao Tome & Principe (“DRSTP”) and the Federal Republic of Nigeria (“FRN”) and in the exclusive territorial waters of Sao Tome (the “Exclusive Economic Zone” or “EEZ”).  The Company has formed relationships with upstream oil and gas companies to assist the Company in exploiting its assets in the JDZ. The Company currently has no other operations or assets.

Current Business Operations

In April 2003, the Company and the DRSTP entered into an Option Agreement (the “2003 Option Agreement”) in which the Company relinquished certain financial interests in the JDZ in exchange for exploration rights in the JDZ.  The Company additionally entered into an administration agreement with the Nigeria-Sao Tome and Principe Joint Development Authority (“JDA”).  The administration agreement is the formal agreement by the JDA that it will fully implement ERHC’s preferential rights to working interests in the JDZ acreage as set forth in the 2003 Option Agreement and describes certain procedures regarding the exercising of these rights.  However, ERHC retained under a previous agreement the following rights to participate in exploration and production activities in the EEZ subject to certain restrictions:  (a) the right to receive up to two blocks of ERHC’s choice and (b) the option to acquire up to a 15% paid working interest in up to two blocks of ERHC’s choice in the EEZ.  The Company would be responsible for its proportionate share of exploration and exploitation costs in the EEZ blocks.

The following represents the Company’s current rights in the JDZ blocks and the signature bonuses payable for each block:

JDZ Block #	Original Working Interest Percentage	Retained Percentage	Signature Bonus Payable

2	30%	22%	Signature Bonus Free
3	20%	10%	Signature Bonus Free
4	25%	17.7%	Signature Bonus Free
5	15%	(a)	Signature Bonus Payable
6	15%	(a)	Signature Bonus Free
9	15%	(a)	Signature Bonus Payable
_____________
(a)	No contracts have been entered into as of the date hereof.

This exercise of the Company’s rights was subject to the condition that if no license is awarded or a license is awarded and subsequently withdrawn by the JDA prior to the commencement of operations, ERHC will be entitled to receive its working interest in that block in a future license awarded for the block.

In November 2005, the Company entered into a participation agreement with Addax Petroleum (Nigeria Offshore 2) Limited ("Addax"), as subsequently amended, whereby the Company assigned to Addax a 33.3% participating interest in Block 4, leaving a 17.7% participating interest to the Company. In exchange, Addax paid the Company $18,000,000 in the second quarter of fiscal year 2006. Under the participation agreement ERHC will support Addax as operator, and Addax will pay all of the Company's future costs in respect of all petroleum operations in Block 4. Addax is entitled to the Company's share of cost oil until Addax recovers the Company's costs.

In February 2006, the Company entered into a participation agreement with Addax Petroleum Resources Nigeria Limited ("Addax Sub") whereby the Company assigned to Addax Sub a 15% participating interest in Block 3 of the JDZ, leaving a 10% participating interest to the Company. In exchange, Addax Sub paid the Company $7,500,000 in the second quarter of fiscal year 2006. Under this agreement, Addax Sub agreed to pay all of the Company's future costs in respect of petroleum operations in Block 3. Addax Sub is entitled to the Company's share of cost oil until Addax Sub recovers the Company's costs.

In March 2006, the Company entered into a participation agreement with Sinopec International Petroleum Exploration and Production Corporation Nigeria ("Sinopec"), and Addax Energy Nigeria Limited ("Addax Ltd."), whereby the Company assigned a 28.67% participating interest in Block 2 of the JDZ to Sinopec, and a 14.33% participating interest in Block 2 of the JDZ to Addax Ltd., leaving a 22% participating interest to the Company. In exchange, Sinopec paid the Company $13,600,000 and Addax Ltd. paid the Company $6,800,000 in the second quarter of fiscal 2006. Under this agreement, ERHC will support Sinopec as operator, and Sinopec and Addax Ltd. will pay all of the Company's future costs in respect of petroleum operations in Block 2. Sinopec and Addax Ltd. are entitled to the Company's share of cost oil until they recover the Company's costs and Sinopec is to receive 6% interest on its future costs, up to $35,000,000, but only to the extent that those interest costs are covered by production. The Company agreed to pay a $3,000,000 cash success fee to Feltang International Inc. (“Feltang”), a company that was responsible for obtaining Sinopec’s participation in Block 2. Additionally, the Company agreed to issue to Feltang 5,250,000 shares of common stock and warrants to purchase 6,500,000 shares at $0.355 per share. The finder’s fees due under the Feltang Agreement were exactly the same as those that had been due under the Finder's Fee Agreement with Eurasia which had sourced the Compay's former partner, Pioneer. Again, without a technical operator, following Pioneer’s withdrawal, ERHC would have lost the block entirely.

ERHC’s goal is to enter into agreements to exploit its interests in Blocks 5, 6 and 9 also. Additionally, the Company intends to exploit its rights in the EEZ.

Government Regulation

In the event the Company begins activities relating to the exploration and exploitation of hydrocarbons, it will be required to make the necessary expenditures to comply with the applicable health and safety, environmental and other regulations.

The oil and gas industry is subject to various types of regulation throughout the world. Legislation affecting the oil and gas industry has been pervasive and is under constant review for amendment or expansion. Pursuant to such legislation, numerous government agencies have issued extensive laws and regulations binding on the oil and gas industry and companies engaged in this industry, some of which carry substantial penalties for failure to comply. Such laws and regulations have a significant impact on oil and gas exploration, production and marketing and midstream activities. These laws and regulations increase the cost of doing business and, consequently, will affect results of operations. Inasmuch as new legislation affecting the oil and gas industry is commonplace and existing laws and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with such laws and regulations. However, we do not expect that any of these laws and regulations will affect our operations in a manner materially different than they would affect other oil and gas companies of similar size.

Competition

Strong competition exists in all sectors of the oil and gas industry. We compete with other independent oil and gas companies for equipment and personnel required to explore, develop and operate properties. Competition is also prevalent in the marketing of oil, gas and natural gas liquids. Higher recent commodity prices have increased the costs of properties available for acquisition, and there are a greater number of companies with the financial resources to pursue acquisition opportunities. Certain of our competitors have financial and other resources substantially larger than ours, and they have also established strategic long-term positions and maintain strong governmental relationships in countries in which we may seek new entry. As a consequence, we may be at a competitive disadvantage in bidding for drilling rights. In addition, many of our larger competitors may have a competitive advantage when responding to factors that affect demand for oil and natural gas production, such as changing worldwide prices and levels of production, the cost and availability of alternative fuels and the application of government regulations.

Employees

The Company currently has one executive officer, a principal accounting officer, a consultant that serves as the Corporate Secretary, and two support staff employees that provide services to the Company. The Company believes that its relationship with its employees is satisfactory.

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

The Company has no sources of revenue and a history of losses from operations

The Company’s business is in an early stage of development. The Company has not generated any revenue since its entry into the oil and gas business and has incurred significant operating losses. The Company has incurred net operating losses of $5,988,756 in fiscal 2006, $4,652,459 in fiscal 2005, $2,085,426 in fiscal 2004 and $68,244,403 since inception. The Company had net income of $23,171,536 in fiscal 2006, primarily as a result of entering into production sharing agreements under which it sold various participatory interests. The Company had net losses of $11,270,478 in fiscal 2005, $3,593,388 in fiscal 2004, and $56,236,175 since inception. The Company expects to incur additional operating losses for the foreseeable future.

The Company has a limited operating history in the oil and gas business

The Company’s operations to date have consisted solely of acquiring rights to working interests in the JDZ and EEZ and entering into production sharing contracts. The Company will not be the operator with respect to these contracts. The Company’s future financial results depend primarily on (1) the ability of its participating interest oil and gas companies to provide or obtain sufficient financing to meet their financial commitments in the production sharing contracts, (2) the ability to discover commercial quantities of oil and gas, and (3) the market price for oil and gas. Management cannot predict that the production sharing contracts will result in wells being drilled or if drilled, whether oil and/or gas will be discovered in commercial quantities.

Financing will be needed to fund the financial commitments of the production sharing contracts

While the Company is not required to fund any financial commitments pursuant to the production sharing contracts, project financing will be required to fund exploration activities. Failure of our venture partners to provide or obtain the necessary financing will preclude the commencement of exploration activities.

The Company may not discover commercially productive reserves in the JDZ or EEZ

The Company’s future success depends on its ability to economically locate oil and gas reserves in commercial quantities in the JDZ and EEZ. There can be no assurance that the Company’s planned projects in the JDZ or EEZ will result in significant, if any, reserves or that the Company will have future success in drilling productive wells.

The Company’s non-operator status limits its control over its oil and gas projects in the JDZ or EEZ

The Company will focus primarily on creating exploration opportunities and forming relationships with oil and gas companies to develop those opportunities in the JDZ or EEZ. As a result, the Company will have only a limited ability to exercise control over a significant portion of a project’s operations or the associated costs of those operations in the JDZ or EEZ. The success of a future project is dependent upon a number of factors that are outside the Company’s areas of control. These factors include:

•	the availability of future capital resources to the Company and the other participants to be used for drilling wells;

•	the approval of other participants for the drilling of wells on the projects; and

•	the economic conditions at the time of drilling, including the prevailing and anticipated prices for oil and gas.

•	the availability of deep water drilling rigs

The Company’s reliance on other project participants and its limited ability to directly control future project costs could have a material adverse effect on its future expected rates of return.

The Company’s success depends on its ability to exploit its limited assets

The Company’s only assets are rights to working interests in exploration acreage in the JDZ and EEZ under agreements with the JDA and DRSTP.  The Company’s operations have been limited to sustaining and managing its rights under these agreements. The Company’s success depends on its ability to exploit these assets, of which there is no assurance that it will be successful.

The Company’s competition includes oil and gas conglomerates that have significant advantages over it

The oil and gas industry is highly competitive. Many companies and individuals are engaged in exploring for crude oil and natural gas and acquiring crude oil and natural gas properties, resulting in a high degree of competition for desirable exploratory and producing properties. The companies with which the Company competes are much larger and have greater financial resources, experience, technical and managerial experience than the Company.

Various factors beyond the Company’s control will affect prices of oil and gas

The availability of a ready market for the Company’s future crude oil and natural gas production depends on numerous factors beyond its control, including the level of consumer demand, the extent of worldwide crude oil and natural gas production, the costs and availability of alternative fuels, the costs and proximity of transportation facilities, regulation by authorities and the costs of complying with applicable environmental regulations.

The Company’s operations are located outside of the United States which subjects it to risks associated with international activities

At September 30, 2006, all of the Company's operations were located outside the United States. The Company’s only assets are (i) agreements with DRSTP and the JDA, which provide ERHC with rights to participate in exploration and production activities in the Gulf of Guinea off the coast of central West Africa and (ii) production sharing contracts for property located in this region.  This geographic area of interest is controlled by foreign governments that have historically experienced volatility, which is out of management’s control. The Company’s ability to exploit its interests in the agreements in this area may be impacted by this circumstance.

The future success of the Company’s international operations may also be adversely affected by risks associated with international activities, including economic and labor conditions, political instability, risk of war, expropriation, renegotiation or modification of existing contracts, tax laws (including host-country import-export, excise and income taxes and United States taxes on foreign subsidiaries) and changes in the value of the U.S. dollar versus the local currencies in which future oil and gas producing activities may be denominated. As well, changes in exchange rates may adversely affect the Company's future results of operations and financial condition.

The Company’s results of operations are susceptible to general economic conditions

The Company’s revenues and results of operations will be subject to fluctuations based upon the general economic conditions both in the United States and internationally.  If there were to be a general economic downturn or a recession in the oil and gas industry, the Company’s future revenues, the value of its oil and natural gas exploration concession, as well as its ability to exploit its assets could be materially adversely affected.

One shareholder controls approximately 43% of the Company’s outstanding common stock

Chrome Oil Services (“Chrome”) beneficially owns approximately 43% of the outstanding common stock.  As a result, Chrome has the ability to substantially influence, and may effectively control the outcome of corporate actions that require stockholder approval, including the election of directors.  This concentration of ownership may have the effect of delaying or preventing a future change in control of the Company or a liquidity event.

The Company’s stock price is highly volatile

The Company’s common stock is currently traded on the Over-the-Counter Bulletin Board. The market price of the Company’s common stock has experienced fluctuations that are unrelated to its operating performance. The market price of the common stock has been highly volatile over the last several years.  The Company can provide no assurance that its current price will be maintained.

The Company does not currently pay dividends on its common stock and do not anticipate doing so in the future

The Company has paid no cash dividends on its common stock, and there is no assurance that the Company will achieve sufficient earnings to pay cash dividends on its common stock in the future. The Company intends to retain any earnings to fund its operations. Therefore, the Company does not anticipate paying any cash dividends on the common stock in the foreseeable future.

The Company’s stock is considered a “penny stock”

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

Item 1B.	Unresolved Staff Comments

On March 21, 2006, the Company received a comment letter from the SEC regarding its filing on Form 10-K for the year ended September 30, 2005. The Company responded to that comment letter on April 27, 2006 and amended its Form 10-K in an effort to comply with the disclosure requirements of the SEC as indicated in the March 21, 2006 comment letter. The SEC reviewed the Company’s response and amended 10-K filing and issued a follow-up comment letter on June 5, 2006 that included one unresolved comment. The Company filed a response to the follow-up comment letter on September 18, 2006, in which the Company agreed with the SEC’s conclusion, but requested further direction in order to comply. Based on discussions with staff members at the SEC regarding the response, the remaining unresolved comment, as discussed in the following paragraph will require that the Company file a second amendment to its Form 10-K for the year ended September 30, 2005 and its Form 10-Q for the Quarter ended June 30, 2006.

The remaining unresolved staff comment requires that the Company report as a development stage enterprise because it meets the criteria described in Statement of Financial Accounting Standards (“SFAS”) No. 7., “Accounting and Reporting by Development Stage Enterprises”. The primary impact of reporting as a development stage enterprise is (1) the presentation of inception-to-date information in the statements of operations, the statement of stockholders’ equity and the statements of cash flows, (2) clear indications on the face of the financial statements and in the footnotes that the Company is in the development stage and (3) a description of the reasons that the Company is reporting as a development stage enterprise. The Company is reporting as a development stage enterprise in this report on Form 10-K and is in the process of amending its Form 10-K for the year ended September 30, 2005 and its Form 10-Q for the Quarter ended June 30, 2006 to resolve Staff comments.

Item 2.	Description of Property

The Company’s office is located at 5444 Westheimer Road, Suite 1570, Houston, Texas 77056 pursuant to a lease for approximately 5,200 sq. ft. that expires in December 2011. The Company believes that this space is adequate for the foreseeable future.

Item 3.	Legal Proceedings

On May 4, 2006, a search warrant issued by the U.S. District Court of the Southern District of Texas, Houston Division, was executed on the Company seeking various records including, among other matters, documents, if any, related to correspondence with foreign governmental officials or entities in Sao Tome and Nigeria. With the guidance of the law firm of Akin Gump Strauss Hauer & Feld LLP, ERHC Energy continues to work with the U.S. Department of Justice in connection with the Department’s investigation. The Department of Justice agreed to ERHC’s request to return to ERHC a complete copy set of all paper documents seized in the Government’s May 4, 2006 search of ERHC’s Houston office. ERHC has received a copy set of these business documents. ERHC filed suit in federal district court in Texas in June. The lawsuit sought to protect the company’s attorney-client privileged documents and to allow ERHC counsel to determine the factual basis for the Justice Department’s search warrant affidavit, which is currently under seal. Although the judge has ordered that the affidavit remain under seal, his ruling requires the Justice Department to provide a neutral “taint team” to review all seized documents and to identify those that may be privileged. The neutral taint team is charged with the responsibility to withhold from the investigating attorneys any documents that it believes to be privileged. The ruling also provides the company with the right to challenge the Justice Department’s privilege determinations in court. Since the ruling, ERHC has been in communication with the Justice Department regarding the Government’s compliance with the ordered taint team procedures, and regarding the Government’s ongoing investigation.

The attorneys of Akin Gump Strauss Hauer & Feld LLP are also assisting in ERHC’s response to a related U.S. Securities and Exchange Commission (SEC) subpoena issued on May 9, 2006, and to a second related subpoena issued on August 26, 2006. The subpoenas request a range of documents, including among others, all documents related to correspondence with foreign governmental officials or entities in Sao Tome and Nigeria as well as for personnel records (specifically, those regarding former CFO, Franklin Ihekwoaba) and other corporate records from the Company. ERHC has responded to both subpoenas.

During October 2006, Lakeshore Capital Limited (“Lakeshore”) filed an arbitration claim against ERHC before the American Arbitration Association, seeking $4,400,000 for the alleged value of 4,500,000 shares of ERHC common stock and for a warrant to purchase 1,500,000 shares at an exercise price of $.20 per share, including interest and costs.  Lakeshore claims it is owed this sum for services previously rendered under a contract with ERHC.  ERHC believes that Lakeshore’s claim is entirely without merit, has filed an arbitration response disputing Lakeshore’s claim, and intends to vigorously defend all Lakeshore claims.

From time to time, the Company may be subject to routine litigation, claims, or disputes in the ordinary course of business which, in the opinion of management, should not have a materially adverse effect on the Company’s financial position.

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable.

PART II

Item 5.	Market for Registrant’s common stock and Related Shareholder Matters

Market and Related Information

ERHC’s common stock is currently traded on the OTC Bulletin Board under the symbol “ERHE.”  The market for the Company’s common stock is sporadic and highly volatile.  The following table sets forth the closing sales price per share of the common stock for the past two fiscal years.  These prices reflect inter-dealer prices, without retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

Stock Price Highs & Lows

	High	Low
	(per share)
Fiscal Year 2005
First Quarter	$0.55	$0.28
Second Quarter	$0.75	$0.42
Third Quarter	$0.94	$0.43
Fourth Quarter	$0.50	$0.32

Fiscal Year 2006
First Quarter	$0.41	$0.30
Second Quarter	$0.95	$0.30
Third Quarter	$0.92	$0.40
Fourth Quarter	$0.54	$0.37

On November 30, 2006, the closing price of the common stock as reported on the “OTC Bulletin Board” was $0.385.  As of November 30, 2006, there were approximately 2,236 record owners of the common stock.  The Company has not paid any dividends during the last two fiscal years and does not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

The Company has sold the following unregistered securities:

•
During the second fiscal quarter of 2006, options issued in 2005, with an exercise price of $0.20, were exercised on a cashless basis, which exercise resulted in the issuance of an aggregate of 950,140 shares of common stock.

•
During the second fiscal quarter of 2006, the Company agreed to issue 5,250,000 shares of common stock and warrants to purchase 6,500,000 shares of common stock with an exercise price of $0.355 per share.

•
During the third fiscal quarter of 2006, options issued in 2004 and 2005, with an exercise price of $0.20, were exercised on a cashless basis, which exercise resulted in the issuance of an aggregate of 1,661,616 shares of common stock.

•	During the fourth fiscal quarter of 2006, the Company issued 800,000 shares of common stock upon exercise of warrant agreements for $160,000.
•
During the fourth fiscal quarter of 2006, we issued an aggregate of 4,665,000 shares of common stock to our directors for services rendered as more fully disclosed in Item 10, Directors and Executive Officers of the Registrant. The shares include compensation for two members of Board for their past services based on independent reports of an accounting firm and a compensation consultant.

With respect to the sale of the unregistered securities referenced above, all transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. No sales commissions were paid in connection with these transactions.

Item 6.	Selected Financial Data

The selected financial data of the Company presented below as of and for each of the five years in the period ended September 30, 2006, has been derived from the audited financial statements of the Company.  The financial statements as of and for the years ended September 30, 2006 and 2005 have been audited by Malone & Bailey, PC, and the financial statements as of and for each of the three years in the period ended September 30, 2004 have been audited by Pannell Kerr Forster of Texas, P.C., independent registered public accounting firms. The data set forth below should be read in conjunction with the Company’s financial statements, related notes thereto and Management’s Discussion and Analysis of Financial Condition and Plan of Operations, contained elsewhere herein.

	For the Years Ended September 30,
Statements of Operations Data	2006	2005	2004	2003	2002

Revenues	$-	$-	$-	$-	$-
Operating expenses	5,988,756	4,652,459	2,085,426	1,944,655	2,883,099
Interest expense	(2,099)	(1,147,248)	(1,671,759)	(1,209,227)	(1,201,111)
Other Income (expense)	31,225,391	278,804	163,797	-	-
Loss on extinguishment of debt	-	(5,749,575)	-	-	-
Provision for taxes	2,063,000	-	-	-	-
Net income (loss)	23,171,536	(11,270,478)	(3,593,388)	(3,153,882)	(4,084,210)
Net income (loss) per share - basic and diluted	0.03	(0.02)	(0.01)	(0.01)	(0.01)
Weighted average shares of common stock outstanding	712,063,980	671,164,058	592,603,441	567,788,483	542,680,423

	As of September 30,
Balance Sheet Data	2006	2005	2004	2003	2002

DRSTP Concession fee	$2,839,500	$5,679,000	$5,679,000	$5,679,000	$5,630,000
Total assets	45,878,249	6,720,210	5,728,556	5,735,744	5,672,064
Total liabilities	10,390,126	2,779,011	14,757,208	16,283,506	17,739,198
Shareholders' equity (deficit)	35,488,123	3,941,199	(9,028,652)	(10,547,762)	(12,067,134)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Plan of Operations

You must read the following discussion of the results of the operations and financial condition of the Company in conjunction with its financial statements, including the notes thereto included in this Form 10-K filing.  The Company’s historical results are not necessarily an indication of trends in operating results for any future period.

Overview

ERHC reports as a development stage enterprise as there are currently no significant operations and no revenue has been generated from business activities. The Company was formed in 1986, as a Colorado corporation, and was engaged in a variety of businesses until 1996, when it began its current operations as an independent oil and gas company.  The Company’s goal is to maximize its value through exploration and exploitation of oil and gas reserves in the Gulf of Guinea offshore of central West Africa. The Company’s current focus is to exploit its only assets, which are rights to working interests in exploration acreage in the JDZ and the EEZ.  The Company has entered into production sharing agreements with upstream oil and gas companies in these JDZ Blocks. The technical and operational expertise in conducting exploration operations will be provided by the Company’s participating interest oil and gas companies.

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

The Company has identified the policies below as critical to its business operations and the understanding of its results of operations.  The impact and any associated risks related to these policies on the Company’s business operations are discussed throughout this section where such policies affect the Company’s reported and expected financial results.  Management’s preparation of this Annual Report on Form 10-K requires it to make estimates and assumptions that affect the reported amount of assets and liabilities, and that effect the disclosure of contingent assets and liabilities.  There is no assurance that actual results will not differ from those estimates and assumptions.

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

Stock-based compensation

During the year ended September 30, 2004, the Company issued a former Chief Executive Officer an option to purchase 3,000,000 shares of common stock at an exercise price of $0.20 per share. Due to the resignation of this employee in January 2006, the right to purchase 1,000,000 shares did not vest, and in June 2006, this former employee exercised 2,000,000 options on a cashless basis for the issuance of 1,272,727 shares.

Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to October 1, 2005, the Company had accounted for stock options according to the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under SFAS No. 123R, and, consequently, has not retroactively adjusted results from prior periods. Stock awards outstanding under the Company’s current plans have generally been granted at prices which are equal to the market value of the Company’s stock on the date of grant, generally vest over one year and bear no expiration date. Effective October 1, 2005, the Company began recognizing compensation expense ratably over the vesting period, net of estimated forfeitures. Due to the mutual resignation of an employee in January 2006 and the cancellation of the non-vested 1,000,000 options, the previously recognized expense in the first fiscal quarter of 2006 of $101,618 has been reversed. The Company currently has no non-vested employee options.

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

New accounting pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3”. This statement changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Adoption of SFAS No. 154 is not expected to have an effect on the Company’s consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement classification, accounting for interest and penalties and accounting in interim periods and disclosure. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The Company does not expect that the adoption of FIN No. 48 will have a material effect on its financial position or results of operations.

Former Operations

The Company acquired a lease in oil fields located in Wichita County, Texas, which was subsequently assigned to a former shareholder.  However, in connection with the lease in Wichita County, the Company may remain liable for certain plugging and abandonment costs, estimated to be approximately $485,000, which have been accrued as of September 30, 2006 and 2005.

Results of Operations

Year ended September 30, 2006 Compared to Year Ended September 30, 2005

During fiscal 2006, the Company had general and administrative expenses of $5,979,609 compared with $4,645,783 in fiscal 2005. This increase was primarily attributed to increased legal fees as a result of the Department of Justice investigation.

During 2006, the Company had net income of $23,171,536, compared to a net loss of $11,270,478 for fiscal 2005. The three primary reasons for the $34,442,014 improvement in net income for the year ended September 30, 2006 were: (i) a $30,102,250 net gain from the sale of participation interests in the three JDZ Blocks under production sharing contracts with various joint venture partners; (ii) a $5,749,575 non-cash loss on extinguishment of debt during fiscal 2005 as the result of the issuance of shares in conjunction with a conversion of debt to common stock; and (iii) fiscal 2006 income tax expense of $2,063,000.

During fiscal 2006, the Company entered into production sharing agreements in Blocks 2, 3 and 4 under which they sold various participating interests for total cash proceeds of $45,900,000 which resulted in net cash provided by investing activities of $45,896,876, compared with net cash used by investing activities of $24,277 for fiscal 2005.

During fiscal 2006 and 2005, the Company had no revenues from which cash flows could be generated to support operations. In fiscal 2006, the Company relied primarily upon cash generated from the sale of interests to fund operations and in fiscal 2005, the Company relied on borrowings funded from its line of credit as well as the sale of common stock.

Year ended September 30, 2005 Compared to Year Ended September 30, 2004

During fiscal 2005, the Company incurred a net loss of $11,270,478, compared to a net loss of $3,593,388 for the year ended September 30, 2004. A significant portion of the increase in net loss for the year ended September 30, 2005 was attributable to a $5,749,575 loss on extinguishment of debt related to the conversion of debt into common stock.

General and administrative expenses were $4,645,783 in fiscal 2005 compared with $2,085,426 in fiscal 2004, such increase was the result of the Company canceling in December 2004, its management services agreement with Chrome, covering all its operating expenses.

During 2005 and 2004, the Company had no revenues from which cash flows could be generated to support operations and thus relied on borrowings funded from its line of credit as well as the sale of common stock.

Liquidity and Capital Resources

As of September 30, 2006, the Company had working capital of $32,154,019. The Company received $45,900,000 in March 2006 from its partners when production-sharing agreements in Blocks 2, 3 and 4 were signed. The Company believes that it has sufficient liquidity to meet working capital requirements for fiscal 2007. The Company has no material commitments for capital resources.

Off-Balance Sheet Arrangements

As of September 30, 2006, the Company does not have any off-balance sheet arrangements.

Contractual Obligations and Commercial Commitments

The following table provides information at September 30, 2006, about the Company’s contractual obligations and commercial commitments. The table presents contractual obligation by due dates and related contractual commitments by expiration dates.

Contractual Obligations	Total	Less than 1 year	1 - 3 Years	4 - 5 Years	After 5 Years

Convertible debt	$33,513	$33,513	$-	$-	$-
Settlement agreement	175,000	175,000
Operating lease	545,901	90,981	321,120	133,800	-

Total	$754,414	$299,494	$321,120	$133,800	$-

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s current focus is to exploit its only assets, which are rights to working interest in the JDZ and EEZ under agreements with the JDA and DRSTP.  The Company intends to form relationships with other oil and gas companies with technical and financial capabilities to assist the Company in leveraging its interests in the EEZ and the JDZ.  The Company currently has no other operations.

At September 30, 2006, all of the Company's operations were located outside the United States. The Company’s main asset are agreements with DRSTP and the JDA, which provide ERHC with rights to participate in exploration and production activities in the Gulf of Guinea off the coast of central West Africa.  This geographic area of interest is controlled by foreign governments that have historically experienced volatility, which is out of management’s control. The Company’s ability to exploit its interests in the agreements in this area may be impacted by this circumstance.

The future success of the Company’s international operations may also be adversely affected by risks associated with international activities, including economic and labor conditions, political instability, risk of war, expropriation, renegotiation or modification of existing contracts, tax laws (including host-country import-export, excise and income taxes and United States taxes on foreign subsidiaries) and changes in the value of the U.S. dollar versus the local currencies in which future oil and gas producing activities may be denominated. As well, changes in exchange rates may adversely affect the Company's future results of operations and financial condition.

Market risks relating to the Company’s operations result primarily from changes in interest rates as well as credit risk concentrations.  The Company’s interest expense is generally not sensitive to changes in the general level of interest rates in the United States, particularly because a substantial majority of its indebtedness is at fixed rates.

The Company holds no derivative financial or commodity instruments, nor do we engage in any foreign currency denominated transactions.

Item 8.	Financial Statements and Supplementary Data

See Index to Financial Statement at page F-1.  The financial statements with the reports of the independent registered public accounting firms are included on pages F-2 through F-31 of this document.  Financial statement schedules other than those included herein have been omitted because the required information is contained in the financial statements or related notes, or such information is not applicable.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

On November 4, 2005, Pannell Kerr Forster of Texas, P.C. ("PKF") resigned as independent auditor. PKF's report on the financial statements for the fiscal years ended September 30, 2004 and 2003, contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. The Audit Committee of the Company's Board of Directors was informed of, but did not recommend or approve, PKF's resignation.

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

On November 14, 2005, Audit Committee of the Board Directors engaged Malone & Bailey, PC as our new independent auditor for the fiscal year ended September 30, 2005. During the two most recent fiscal years ended September 30, 2004 and September 30, 2003 and the subsequent interim periods prior to our engagement of Malone & Bailey, we did not consult with Malone & Bailey regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements.

Item 9A.	Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of our assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of September 30, 2006.

Our independent registered public accounting firm has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006, as stated in their report which appears on page F-2 of this Form 10-K under the heading, Report of Independent Registered Public Accounting Firm.

Changes in Internal Control over Financial Reporting

Except as otherwise discussed herein, there have been no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The following are Directors and Executive Officers of the Company as of November 30, 2006:

Name	Age	Position

Sir Emeka Offor	47	Chairman of the Board
Nicolae Luca	47	Interim Chief Executive Officer, and Director
Howard Jeter	59	Director
Andrew Uzoigwe	64	Director
Clement Nwizubo	54	Director
Peter C. Ntephe	40	Secretary

Sir Emeka Offor has served as the Chairman of the Board of ERHC since February 2001.  In addition to his duties as Chairman, Sir Emeka Offor is currently Chairman of Chrome Consortium. He is the Director and shareholder of Chrome Oil Services Limited (“COS”). COS is the company’s majority shareholder. Sir Emeka has held these positions at various times since 1995.  Apart from owning majority interests in these companies, Sir Emeka Offor has majority interests in aviation, banking and insurance companies.

Nicolae Luca has served as Interim Chief Executive Officer since July 2006 and has served as a Director since February 2001.  For over five years Mr. Luca has also served as the Technical Director for the Nigeria-incorporated entity Chrome Oil Services Limited, (a separate and distinct entity from the Bahamas-incorporated Chrome Oil Services Limited which is the Company’s majority shareholder). Mr. Luca has a Bachelor of Science in Mechanical Engineering.

Ambassador (rtd.) Howard F. Jeter is the Executive Vice President of GoodWorks International, LLC, an international consulting firm focused on business facilitation and investment promotion for Africa and the Caribbean. A former career diplomat, Ambassador Jeter served for 27 years in the American Foreign Service and retired from the State Department with the rank of career Minister.
Ambassador Jeter was U.S. Ambassador to Nigeria and to the Republic of Botswana, and also served as Deputy Assistant Secretary of State for African Affairs, Director of West African Affairs, and Special Presidential Envoy to Liberia. Other diplomatic postings included Namibia, Lesotho, Tanzania, and Mozambique. Ambassador Jeter holds a BA Degree in Political Science from Morehouse College, a MA in International Relations and Comparative Politics from Columbia University, and a MA in African Studies from UCLA. He is a member of Phi Beta Kappa, the American Foreign Service Association, and the Council on Foreign Relations. Ambassador Jeter is currently Chairman of the U.S. Export-Import Bank’s Advisory Committee on Africa and a member of the Board of Directors of Africare and Africa Action respectively.
Ambassador Jeter has received numerous awards and recognitions for his work and service, including a Presidential Meritorious Award, State Department Superior Honor Awards, Senior Foreign Service Performance Awards, the Rainbow/Push Coalition International Peace and Justice Award, and the prestigious Bennie Trailblazer Award from Morehouse College.

Andrew Uzoigwe has served as a Director since April 2005. Dr. Uzoigwe started his career with Dow Chemical Company where he held various senior positions in its Walnut Creek Research Center and in its Specialty Chemicals Facility in Pittsburgh, California. He joined the Nigerian National Petroleum Corporation (NNPC) in 1981. During his tenure at NNPC, Dr. Uzoigwe held several senior technical and management positions including Chief Engineer and Project Coordinator (Petrochemicals), Group General Manager (R&D Division), Managing Director of NNPC’s Refining and Petrochemicals subsidiaries. In 1999 he was appointed the Group Executive Director (Exploration & Production) a position he held until he retired from NNPC in 2002. Dr. Uzoigwe has also served in the Governing Boards of Raw Material Research and Development Council, National Management Agency. He has traveled extensively on numerous professional and official assignments on behalf of NNPC and the Nigerian Government. Dr. Uzoigwe is a Registered Professional Mechanical Engineer and a Registered Professional Chemical Engineer in the State of California. He is a fellow of the Nigerian Society of Chemical Engineers and a Fellow of the Polymer Institute of Nigeria. He has BSc (Mechanical Engineering) and Master of Business Administration Degree from University of California at Berkley. He also holds Msc and PhD Degrees in Petroleum and Chemical Engineering from Stanford University California.

Clement Nwizubo CPA has served as Director and Audit Committee Chairman since March 2006. Mr. Nwizubo is currently President of Clement E. Nwizubo, CPA, PC, a New-York based firm, which he founded in 1987. From 1985 to 1987, he was the Manager of Financial Reporting at Primerica Corporation. From 1983 to 1985 he was the Audit Manager of Watson Rice and Company. Between 1980 and 1983 he worked as a Senior Accountant with Stewart Benjamin and Brown. Mr. Nwizubo is a Certified Public Accountant and received his BS in Accounting and Business Administration in 1977 from Oneonta State College and an MBA in 1980 from Fordham University.

Peter C. Ntephe has served as Secretary since February 2001.  From 1987 to 1992, Mr. Ntephe worked with Serena David Dokubo and Company, rising to the Head of the Corporate Legal Services Department. From 1992 to 1999, he was a partner in the law firm of NSW Law and oversaw the firm’s provision of company secretarial services to corporate clients. From 1999 to 2001, he was Chief Legislative Aide to the Chairman of the Senate Committee for Judiciary and Legal Matters, National Assembly of Nigeria. Mr. Ntephe has a Bachelors’ and two Masters degrees in law, the second Masters being a specialization in regulatory issues from the University of London.

All Officers serve at the discretion of the Board of Directors.  There are no family relationships between or among any Executive Officers and Directors. There are no arrangements or understandings between an Executive Officer or Director and any other person pursuant to which he was or is to be selected as an Executive Officer or Director.

Compensation of Directors

Compensation for fiscal 2006 and 2005, as recommended by the Compensation Committee and approved by the Board, was as follows:

Name	2006 Cash Compensation	2006 Common Stock Issuances	Value of 2006 Common Stock Issuances	2006 Total Compensation
Sir Emeka Offor	$48,900	60,000	$24,378	$73,278
Nicolae Luca	26,250	60,000	24,378	50,628
Howard Jeter	40,750	60,000	24,378	65,128
Andrew Uzoigwe	39,250	60,000	24,378	63,628
Clement Nwizubo	22,833	85,000	34,536	57,369
	$177,983	325,000	$132,048	$310,031

Name	2005 Cash Compensation	2005 Common Stock Issuances	Value of 2005 Common Stock Issuances	2005 Total Compensation
Sir Emeka Offor	$33,300	* 4,085,000	$1,736,125	$1,769,425
Nicolae Luca	19,125	85,000	36,125	55,250
Howard Jeter	13,292	85,000	36,125	49,417
Andrew Uzoigwe	13,644	85,000	36,125	49,769
	$79,361	4, 340,000	$1,844,500	$1,923,861

*  Includes compensation for past services to the Company since 2001.

It is expected that the directors will receive compensation in fiscal 2007.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s Directors and Executive Officers, and persons who own beneficially more than ten percent (10%) of the common stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission.  Copies of all filed reports are required to be furnished to us. Based solely on the reports received and the representations of the reporting person, the Company believes that these persons have complied with all applicable filing requirements during the fiscal year ended September 30, 2006, except for late Form 5 filings by each of Messrs. Offor, Luca, Jeter, Uzoigwe, Nwizubo, Ntephe and Chrome Oil Services. Each late Form 5 has been or will be subsequently filed.

Corporate Governance

The Board of Directors has adopted a Code of Ethics to govern the conduct of all of the Officers, Directors and employees of the Company. In addition, the Board has adopted a Charter for the Audit Committee, Governance and Nominating Committee Charter, Compensation Committee Charter, FCPA Policy, Policy on Insider Trading, Short-Swing Trading Policy and Whistleblower Protection Policy. All these can be accessed on the company’s website at www.erhc.com

Director Independence

The Board of Directors has determined that Messrs. Nwizubo, Jeter and Uzoigwe are “Independent” as defined by the Securities and Exchange Commission (“SEC”) and for purposes of Section 162(m) of the Internal Code of 1986, as amended (the “Code”). No Director is deemed independent unless the Board affirmatively determines that the Director has no material relationship with the Company, either directly or as an Officer, stockholder or partner of an organization that has a relationship with the Company. In making its determination, the Board observes all criteria for independence established by the rules of the SEC.

Audit Committee

The Company’s Audit Committee is constituted of Messrs. Nwizubo (Chairman), Jeter and Uzoigwe. The ultimate responsibility for good corporate governance rests with the Board, whose primary role is oversight, counseling and direction to the Company's management in the best long-term interests of the Company and its stockholders. The Audit Committee, in accordance with its charter, has been established for the purpose of overseeing the accounting and financial reporting processes of the Company and audits of the Company's annual financial statements. As described more fully in its charter, the purpose of the Audit Committee is to assist the Board in its general oversight of the Company's financial reporting, internal controls and audit functions. Management is responsible for the preparation, presentation and integrity of the Company's financial statements; establishing and applying accounting and financial reporting principles; designing and implementing systems of internal controls; and establishing procedures designed to reasonably assure compliance with accounting standards, applicable laws and regulations. The Company's independent auditing firm is responsible for performing an independent audit of the consolidated financial statements in accordance with generally accepted auditing standards. In accordance with law, the Audit Committee has ultimate authority and responsibility to select, compensate, evaluate and, when appropriate, replace the Company's independent auditors. The Audit Committee has the authority to engage its own outside advisers, including experts in particular areas of accounting, as it determines appropriate, apart from counsel or advisers hired by management. All of the members of the Audit Committee meet the independence and experience requirements of the SEC. The Board of Directors has determined that Mr. Nwizubo qualifies as an “Audit Committee Financial Expert” as defined by the SEC.

The Audit Committee members [except the chairman] are not professional accountants or auditors, and their functions are not intended to duplicate or to certify the activities of management and the independent auditors, nor can the Audit Committee certify that the independent auditors are “independent” under applicable rules. The Audit Committee serves a Board-level oversight role, in which it provides advice, counsel and direction to management and the auditors on the basis of the information it receives, discussions with management and the auditors, and the experience of the Audit Committee's members in business, financial and accounting matters. Stockholders should understand that the designation of “an Audit Committee Financial Expert” is an SEC disclosure requirement related to Mr. Nwizubo’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose on Mr. Nwizubo’s any duties, obligations or liability greater than generally imposed on them as members of the Audit Committee and the Board, and this designation as an Audit Committee Financial Expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or the Board.

Item 11.	Executive Compensation

Summary Compensation Table

The following table sets forth certain information regarding compensation paid by the Company to its Chief Executive Officer and other Executive Officers who received total annual salary and bonus that exceeded $100,000 during the periods involved.

				Long-term Compensation Awards
Name and Principal Positions	Fiscal Year	Annual Compensation Salary ($)	Bonus ($)	Restricted Stock Awards(s) ($)	Securities Underlying Options/SARs

Nicolae Luca	2006	-	-	(1)	-
Interim Chief Executive Officer

Walter Brandhuber	2006	125,000	-	-	-
Former chief executive officer

Ali Memon	2006	58,333	-	-	(2)
Former chief executive officer	2005	187,500
	2004	25,000

__________
(1) Mr. Luca was issued 85,000 shares in fiscal 2005 and 60,000 shares in fiscal 2006 for services rendered in his capacity as a Director.
(2) Pursuant to Mr. Memon’s employment agreement, Mr. Memon exercised on a cashless basis an option to purchase up to 2,000,000 shares of Company common stock in June 2006 and acquired 1,272,727 shares.

Option Grants in Fiscal Year Ending September 30, 2006

The following table sets forth information concerning individual grants of options made during the fiscal year ended September 30, 2006, to our named Executive Officers.

	Individual Grants					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Options Term (1)
Name (a)	Number of Securities Underlying Option/SARs Granted (#) (b)	Percent Of Total Options/SARs Granted to Employees In Fiscal Year (c)	Exercise Of Base Price ($/Sh) (d)	Market Price at Date of Grant	Expiration Date (e)	5% (f)	10% (g)	0%
Nicolae Luca	-	-	-	-	-	-	-	-
Walter Brandhuber	-	-	-	-	-	-	-	-
Ali Memon	-	-	-	-	-	-	-	-

Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

The following table sets forth information concerning options exercised during the fiscal year ended September 30, 2006 and option holdings as of September 30, 2006, with respect to our named Executive Officers. No stock options or stock appreciation rights were issued during the fiscal year.

Aggregated Option Exercises in 2006
and Year-End Option Values

Name (a)	Shares Acquired on Exercise (#) (b)	Value Realized ($) (c)	Number of Unexercised Options at FY-end (d)		Value of Unexercised in-the-Money Options (e)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Nicolae Luca	-	-	-	-	-	-
Walter Brandhuber	-	-	-	-	-	-

Ali Memon	1,272,727	$700,000	-	-	-	-

Employment Contracts

We do not have an employment agreement with Mr. Luca, nor do we pay him a salary for his services as Interim Chief Executive Officer. Mr. Memon’s employment agreement with the Company terminated in January 2006 when, by mutual agreement with the Board on his disengagement from the Company, Mr. Memon resigned his employment with the Company. The Company is obligated to pay Mr. Memon $16,667 a month through August 2007. Mr. Brandhuber’s employment agreement with the Company commenced in January 2006 and terminated in July 2006 when, by mutual agreement with the Board on his disengagement from the Company, Mr. Brandhuber resigned his employment with the Company and there is no continuing obligation of the Company in connection with Mr. Brandhuber’s terminated employment agreement. Mr. Ntephe, a consultant, is paid annual compensation of $60,000 for his services as Secretary. Mr. Ntephe was issued an option, for services rendered, since 2001 to purchase 500,000 shares at an exercise price of $0.20 per share that he exercised on a cashless basis in April 2006, for the acquisition of 388,889 shares of common stock, for value received of $350,000.

Securities Authorized for Issuance Under Equity Compensation Plans

In November 2004, the Board of Directors adopted a 2004 Compensatory Stock Option Plan pursuant to which it reserved 20,000,000 shares for issuance. This plan was approved at a special meeting of the stockholders of the Company in February 2005. Under this plan, 7,276,756 shares have been issued and no options, warrants or rights are outstanding under this Plan as the date hereof.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	-	-	-

Compensation Committee Interlocks Insider Participation

The Company’s Compensation Committee is comprised Messrs. Jeter, Uzoigwe and Nwizubo. None of the members of the Compensation Committee has been or is an officer or employee of the Company, or is involved with a related party transaction or a relationship as defined by Item 404 of Regulation S-K. None of the Company’s Executive Officers serves on the Board of Directors or compensation committee of a company that has an Executive Officer that serves on the Company’s Board or Compensation Committee. No member of the Company’s Board is an Executive Officer of a company in which one of the Company’s Executive Officers serves as a member of the Board of Directors or compensation committee of that company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table and notes thereto set forth certain information regarding beneficial ownership of the common stock as of November 30, 2006 by (i) each person known by the Company to beneficially own more than five percent of the common stock, (ii) each Director, (iii) each named Executive Officer and (iv) all Directors and Officers of the Company as a group.  As of November 30, 2006, there were 718,988,982 shares of common stock issued and outstanding.  Beneficial ownership is determined in accordance with rules of the SEC and generally includes voting or dispositive power with respect to such shares.

Name and Address	Shares of common stock Beneficially Owned	Percentage Of Voting Power

Principal Shareholders
Chrome Oil Services	306,091,433 (1)	42.6%
No 22 Lobito
Wuse II, Abuja
Nigeria

First Atlantic Bank	60,641,821	8.4%
c/o John B. Geddie
Siegnryl, Oshman and Geddie
Allen Parkway
Houston, Texas 77019

Directors and Named Executive Officers
Sir Emeka Offor	310,236,433 (1)(2)	43.0%
Nicolae Luca	145,000	*
Andrew Uzoigwe	145,000	*
Howard Jeter	145,000	*
Clement Nwizubo	85,000	*
Walter Brandhuber	-	-
Ali Memon	-	-

All executive officers and directors as a group (6 persons)	311,145,322	43.1%
_______________
* Less than 1%.

(1)
Includes warrants to purchase 2,500,000 shares of the Company’s common stock, of which 1,500,000 expire in October 2008 and have a $0.25 per share exercise price, and 1,000,000 expire in April 2009 and have a $0.25 per share exercise price.

(2)	Sir Emeka Offor is the beneficial owner of the shares held of record by Chrome Oil Services, Ltd., as the sole voting and investment power over these shares.

Item 13.	Certain Relationships and Related Transactions

None.

Item 14.	Principal Accounting Fees and Services

Aggregate fees for professional services rendered by Malone & Bailey, PC for the fiscal years ended September 30, 2006 and 2005, were as follows:

	2006		2005

Audit fee	$102,627	(1)	$151,425	(2)
Audit-related fees	$-		$-
Tax fees	$18,434		$32,648
All other fees	$20,140		$990
______________
(1)	Includes $12,409 paid to PKF.
(2)	Includes $107,070 paid to PKF.

Audit fees for the fiscal years ended September 30, 2006 and 2005 represent the aggregate fees billed for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Tax fees for the fiscal year ended September 30, 2006 and 2005, represents the aggregate fees billed for professional services rendered for tax compliance, tax advice, and tax planning.

All other fees for the fiscal year ended September 30, 2006 and 2005, represents the aggregate fees billed for products and services provided by our audit professionals other than the services reported in the other categories.  All other fees generally relate to fees assessed for corporate tax restructuring and other general corporate tax related matters.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee on an annual basis reviews audit and non-audit services performed by the independent auditor.  All audit and non-audit services are pre-approved by the Audit Committee, which considers, among other things, the possible effect of the performance of such services on the auditors’ independence.  The Audit Committee has considered the role of Malone & Bailey in providing services to us for the fiscal year ended September 30, 2006 and has concluded that such services are compatible with Malone & Bailey’s independence as the Company’s auditors.

PART IV

Item 15.	Exhibits and Financial Statement Schedules and Reports on Form 8-K

(a)	Consolidated Financial Statements and Schedules:

1.	Consolidated Financial Statements: See Index to Consolidated Financial Statements immediately following the signature pages of this report.
2.	Consolidated Financial Statement Schedule: See Index to Consolidated Financial Statements immediately following the signature pages of this report.
3.	The following documents are filed as exhibits to this report:

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT
Exhibit 3.1*	Articles of Incorporation
Exhibit 3.2*	Bylaws
Exhibit 4.1*	Specimen Common Stock Certificate.
Exhibit 4.2*	Form of Amended and Restated 12% Convertible Promissory Note, dated effective January 2001.
Exhibit 4.3*	Form of Amended and Restated 5.5% Convertible Promissory Note, dated effective January 2001.
Exhibit 4.4*	20% Convertible Promissory Note, dated January 31, 2001, in favor of Chrome.
Exhibit 4.5*	Term Loan Agreement, dated February 15, 2001, by and between Chrome and ERHC.
Exhibit 4.6*	Senior Secured 10% Exchangeable 10% Convertible Promissory Note, dated January 31, 2001, in favor of Chrome.
Exhibit 4.7*	Form of Warrant entitling Chrome to purchase common stock of the Company, exercise price of $0.40 per share.
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

SIGNATURES

In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on December 14, 2006 on its behalf by the undersigned, thereunto duly authorized.

ERHC Energy Inc.
By:	//s//Nicolae Luca
Nicolae Luca,
Interim Chief Executive Officer

//s//Sylvan Odobulu
Sylvan Odobulu
Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
//s// Howard Jeter	Director	December 14, 2006
Howard Jeter	Member Audit Committee
//s// Andrew Uzoigwe	Director	December 14, 2006
Andrew Uzoigwe	Member Audit Committee
//s// Clement Nwizubo CPA	Director	December 14, 2006
Clement Nwizubo	Chairman Audit Committee

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page(s)

Reports of Independent Public Accounting Firms:

Report of Independent Registered Public Accounting Firm on Management's Assessment of Internal Control Over Financial Reporting as of September 30, 2006	F-2

Report of Independent Registered Public Accounting Firm on the Financial Statements for the Years ended September 30, 2006 and 2005	F-3

Report of Independent Registered Public Accounting Firm on the Financial Statements for for the Year ended September 30, 2004	F-4

Consolidated Financial Statements:

Consolidated Balance Sheets as of September 30, 2006 and 2005	F-5

Consolidated Statements of Operations for the Years Ended September 30, 2006, 2005 and 2004, and for the period from inception, September 5, 1995, to September 30, 2006	F-6

Consolidated Statements of Shareholders' Equity (Deficit) for the period from inception, September 5, 1995, to September 30, 2006	F-7 -F-16

Consolidated Statements of Cash Flows for the Years Ended September 30, to 2006, 2005 and 2004, and for the period from inception, September 5, 1995, to September 30, 2006	F-17 -F-18

Notes to Consolidated Financial Statements	F-19-F-30

Financial Statement Schedules:

None

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ERHC Energy Inc.
Houston, Texas

We have audited management's assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that ERHC Energy Inc., a corporation in the development stage, maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ERHC’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and on the effectiveness of the ERHC's internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that ERHC maintained effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Also in our opinion, ERHC maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

November 22, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ERHC Energy Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of ERHC Energy Inc., a corporation in the development stage, as of September 30, 2006 and 2005 and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the years then ended.  These financial statements are the responsibility of ERHC’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ERHC as of September 30, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of ERHC’s internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 22, 2006 expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

November 22, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
ERHC Energy Inc.
Houston, Texas

We have audited the accompanying consolidated statement of operations and cash flows of ERHC Energy Inc. (the “Company”), a development stage company, for the year ended September 30, 2004 and the consolidated statement of shareholders’ equity (deficit) for the years ended September 30, 1999 through September 30, 2004. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated statements of operations and cash flows of ERHC Energy Inc. for the year ended September 30, 2004 and the consolidated statements of stockholders’ equity (deficit) of ERHC Energy Inc. for the years ended September 30, 1999 through September 30, 2004 are presented fairly, in all material respects, in conformity with U.S. generally accepted accounting principles.

/s/ Pannell Kerr Forster of Texas, P.C.
Pannell Kerr Forster of Texas, P.C.
Houston, Texas

December 28, 2004

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED BALANCE SHEETS
September 30, 2006 and 2005

	2006	2005

ASSETS
Current assets:
Cash	$40,991,114	$988,490
Prepaid expenses and other current assets	1,073,031	32,093
Deferred tax asset - current	480,000	-

Total current assets	42,544,145	1,020,583

DRSTP concession fee	2,839,500	5,679,000
Furniture and equipment, net	14,604	20,627
Deferred tax asset	480,000	-

Total assets	$45,878,249	$6,720,210

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$6,784,004	$192,634
Accounts payable and accrued liabilities, related party	69,439	2,064,675
Accrued interest	5,023	3,189
Federal income taxes payable	3,013,147	-
Asset retirement obligation	485,000	485,000
Current portion of convertible debt	33,513	33,513

Total current liabilities	10,390,126	2,779,011

Commitments and contingencies	-	-

Shareholders' equity:
Preferred stock, par value $0.0001; authorized 10,000,000; none issued and outstanding	-	-
Common stock, par value $0.0001; authorized 950,000,000 shares; issued and outstanding 718,988,982 and 710,912,226 at September 30, 2006 and 2005, respectively	71,899	71,091
Additional paid-in capital	91,652,399	83,584,956
Deficits accumulated in the development stage	(56,236,175)	(79,407,711)
Deferred compensation	-	(307,137)

Total shareholders’ equity	35,488,123	3,941,199

Total liabilities and shareholders' equity	$45,878,249	$6,720,210

The accompanying notes are an integral part of these financial statements.

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended September 30, 2004, 2005 and 2006 and for the Period from Inception,
September 5, 1995, to September 30, 2006

	2004	2005	2006	Inception to September 30, 2006
				(Unaudited)
Operating costs and expenses:
General and administrative expenses	$2,085,426	$4,645,783	$5,979,609	$59,138,262
Depreciation, depletion and amortization	-	6,676	9,147	1,364,013
Write-offs and abandonments	-	-	-	7,742,128

Loss from operations	(2,085,426)	(4,652,459)	(5,988,756)	(68,244,403)

Other income and (expenses):
Interest income	-	26,494	1,123,141	1,149,635
Gain from settlement	-	252,310	-	252,310
Other income	163,797	-	-	439,827
Gain from sale of partial interest in DRSTP Concession	-	-	30,102,250	30,102,250
Interest expense	(1,671,759)	(1,147,248)	(2,099)	(12,123,219)
Loss on extinguishment of debt	-	(5,749,575)	-	(5,749,575)

Total other income and expenses, net	(1,507,962)	(6,618,019)	31,223,292	14,071,228

Income (loss) before benefit (provision) for income taxes	(3,593,388)	(11,270,478)	25,234,536	(54,173,175)

Benefit (provision) for income taxes
Current	-	-	(3,023,000)	(3,023,000)
Deferred	-	-	960,000	960,000

Total benefit (provision)for income taxes	-	-	(2,063,000)	(2,063,000)

Net income (loss)	$(3,593,388)	$(11,270,478)	$23,171,536	$(56,236,175)

Net income (loss) per common shares
Basic and diluted	$(0.01)	$(0.02)	$0.03

Weighted average number of
common shares outstanding -
Basic	592,603,441	671,164,058	712,063,980
Diluted	592,603,441	671,164,058	717,410,403

The accompanying notes are an integral part of these financial statements.

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Period from Inception, September 5, 1995, to September 30, 2006, (Unaudited for the Period from Inception to September 30, 1998)

	Common Stock Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Subscription Receivable	Deferred Compensation	Total

Balance at September 5, 1995	-	$-	$-	$-	$-	$-	$-

Common stock issued for cash	884,407	88	-	-	-	-	88
Common stock issued for services	755,043	76	499,924	-	-	(500,000)	-
Net loss	-	-	-	(3,404)	-	-	(3,404)

Balance at September 30, 1995	1,639,450	164	499,924	(3,404)	-	(500,000)	(3,316)

Common stock issued for cash, net of expenses	361,330	36	124,851	-	-	-	124,887
Common stock issued for services	138,277	14	528,263	-	-	-	528,277
Common stock issued for equipment	744,000	74	3,719,926	-	-	-	3,720,000
Effect of reverse merger	1,578,470	158	(243,488)	-	-	-	(243,330)
Amortization of deferred compensation	-	-	-	-	-	72,500	72,500
Net loss	-	-	-	(728,748)	-	-	(728,748)

Balance at September 30, 1996	4,461,527	$446	$4,629,476	$(732,152)	$-	$(427,500)	$3,470,270

The accompanying notes are an integral part of these financial statements.

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Period from Inception, September 5, 1995, to September 30, 2006, (Unaudited for the Period from Inception to September 30, 1998)

			Additional
	Common Stock		Paid-In	Accumulated	Subscription	Deferred
	Shares	Amount	Capital	Deficit	Receivable	Compensation	Total

Balance at September 30, 1996	4,461,527	$446	$4,629,476	$(732,152)	$-	$(427,500)	$3,470,270

Common stock issued for cash	2,222,171	222	1,977,357	-	(913,300)	-	1,064,279
Common stock issued for services	9,127,981	913	12,430,725	-	-	-	12,431,638
Common stock issued for oil and gas leases and properties	500,000	50	515,575	-	-	-	515,625
Common stock issued for Chevron contract	3,000,000	300	-	-	-	-	300
Common stock issued for BAPCO acquisition	4,000,000	400	499,600	-	-	-	500,000
Contributed	(100,000)	(10)	(99,990)	-	-	-	(100,000)
Amortization of deferred compensation	-	-	-	-	-	177,500	177,500
Net loss	-	-	-	(16,913,052)	-	-	(16,913,052)

Balance at September 30, 1997	23,211,679	$2,321	$19,952,743	$(17,645,204)	$(913,300)	$(250,000)	$1,146,560

The accompanying notes are an integral part of these financial statements.

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Period from Inception, September 5, 1995, to September 30, 2006, (Unaudited for the Period from Inception to September 30, 1998)

			Additional
	Common Stock		Paid-In	Accumulated	Subscription	Deferred
	Shares	Amount	Capital	Deficit	Receivable	Compensation	Total

Balance at September 30, 1997	23,211,679	$2,321	$19,952,743	$(17,645,204)	$(913,300)	$(250,000)	$1,146,560

Common stock and warrants issued for cash	1,124,872	113	972,682	-	-	-	972,795
Common stock issued for services	1,020,320	102	1,526,878	-	-	-	1,526,980
Common stock issued for Uinta acquisition	1,000,000	100	1,999,900	-	-	-	2,000,000
Common stock issued for Nueces acquisition	50,000	5	148,745	-	-	-	148,750
Common stock issued for accounts payable	491,646	49	337,958	-	-	-	338,007
Beneficial conversion feature associated with convertible debt	-	-	1,387,500	-	-	-	1,387,500
Receipt of subscription receivable	-	-	-	-	913,300	-	913,300
Option fee and penalty	299,536	30	219,193	-	-	-	219,223
Common stock issued for building equity	24,000	2	69,998	-	-	-	70,000
Amortization of deferred compensation	-	-	-	-	-	125,000	125,000
Net loss	-	-	-	(11,579,024)	-	-	(11,579,024)

Balance at September 30, 1998	27,222,053	$2,722	$26,615,597	$(29,224,228)	$-	$(125,000)	$(2,730,909)

The accompanying notes are an integral part of these financial statements.

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Period from Inception, September 5, 1995, to September 30, 2006, (Unaudited for the Period from Inception to September 30, 1998)

			Additional
	Common Stock		Paid-In	Accumulated	Subscription	Deferred
	Shares	Amount	Capital	Deficit	Receivable	Compensation	Total

Balance at September 30, 1998	27,222,053	$2,722	$26,615,597	$(29,224,228)	$-	$(125,000)	$(2,730,909)

Common stock issued for cash	397,040,000	39,704	2,062,296	-	-	-	2,102,000
Common stock issued for services	7,169,000	717	1,034,185	-	-	-	1,034,902
Common stock issued for Uinta settlement	7,780,653	778	2,541,161	-	-	-	2,541,939
Common stock surrendered in BAPCO settlement	(7,744,000)	(774)	(2,709,626)	-	-	-	(2,710,400)
Common stock issued for accounts payable, debt,accrued interest and penalties	42,334,767	4,233	6,768,054	-	-	-	6,772,287
Common stock issued for officer's salary and bonuses	10,580,000	1,058	4,723,942	-	-	-	4,725,000
Common stock issued for shareholder loans and accrued interest payable	3,939,505	394	771,318	-	-	-	771,712
Reclassification of common stock previously presented as a liability	750,000	75	1,499,925	-	-	-	1,500,000
Amortization of deferred compensation	-	-	-	-	-	125,000	125,000
Net loss	-	-	-	(19,727,835)	-	-	(19,727,835)

Balance at September 30, 1999	489,071,978	$48,907	$43,306,852	$(48,952,063)	$-	$-	$(5,596,304)

The accompanying notes are an integral part of these financial statements.

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Period from Inception, September 5, 1995, to September 30, 2006, (Unaudited for the Period from Inception to September 30, 1998)

			Additional
	Common Stock		Paid-In	Accumulated	Subscription	Deferred
	Shares	Amount	Capital	Deficit	Receivable	Compensation	Total

Balance at September 30, 1999	489,071,978	$48,907	$43,306,852	$(48,952,063)	$-	$-	$(5,596,304)

Common stock issued for con version of debt and payment of accrued interest and penalties	7,607,092	761	295,120	-	-	-	295,881
Net loss	-	-	-	(1,958,880)	-	-	(1,958,880)

Balance at September 30, 2000	496,679,070	49,668	43,601,972	(50,910,943)	-	-	(7,259,303)

Common stock issued for services	37,000,000	3,700	1,846,300	-	-	-	1,850,000
Net loss	-	-	-	(6,394,810)	-	-	(6,394,810)

Balance at September 30, 2001	533,679,070	$53,368	$45,448,272	$(57,305,753)	$-	$-	$(11,804,113)

The accompanying notes are an integral part of these financial statements.

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Period from Inception, September 5, 1995, to September 30, 2006, (Unaudited for the Period from Inception to September 30, 1998)

			Additional
	Common Stock		Paid-In	Accumulated	Subscription	Deferred
	Shares	Amount	Capital	Deficit	Receivable	Compensation	Total

Balance at September 30, 2001	533,679,070	$53,368	$45,448,272	$(57,305,753)	$-	$-	$(11,804,113)

Common stock issued for cash net of expenses	4,000,000	400	643,100	-		-	643,500
Common stock issued for services	3,475,000	348	527,652	-	-	-	528,000
Common stock issued for accounts payable	4,407,495	440	817,757	-	-	-	818,197
Common stock issued for con version of debt and pay ment of accrued interest and penalties	7,707,456	771	1,540,721	-	-	-	1,541,492
Common stock issued for officer's salary and bonuses	2,700,000	270	289,730	-	-	-	290,000
Net loss	-	-	-	(4,084,210)	-	-	(4,084,210)

Balance at September 30, 2002	555,969,021	$55,597	$49,267,232	$(61,389,963)	$-	$-	$(12,067,134)

The accompanying notes are an integral part of these financial statements.

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Period from Inception, September 5, 1995, to September 30, 2006, (Unaudited for the Period from Inception to September 30, 1998)

			Additional
	Common Stock		Paid-In	Accumulated	Subscription	Deferred
	Shares	Amount	Capital	Deficit	Receivable	Compensation	Total

Balance at September 30, 2002	555,969,021	$55,597	$49,267,232	$(61,389,963)	$-	$-	$(12,067,134)
Common stock issued for cash, net of expenses	9,440,000	944	1,071,556	-	-	-	1,072,500
Common stock issued for accounts payable	1,527,986	153	177,663	-	-	-	177,816
Common stock issued for con version of debt and payment of accrued interest	17,114,740	1,711	3,421,227	-	-	-	3,422,938
Net loss	-	-	-	(3,153,882)	-	-	(3,153,882)

Balance at September 30, 2003	584,051,747	$58,405	$53,937,678	$(64,543,845)	$-	$-	$(10,547,762)

The accompanying notes are an integral part of these financial statements.

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Period from Inception, September 5, 1995, to September 30, 2006, (Unaudited for the Period from Inception to September 30, 1998)

			Additional
	Common Stock		Paid-In	Accumulated	Subscription	Deferred
	Shares	Amount	Capital	Deficit	Receivable	Compensation	Total

Balance at September 30, 2003	584,051,747	$58,405	$53,937,678	$(64,543,845)	$-	$-	$(10,547,762)

Common stock issued for cash, net of expenses	3,231,940	323	974,677	-	-	-	975,000
Common stock issued for accounts payable	1,458,514	146	533,102	-	-	-	533,248
Common stock issued for con version of debt and payment of accrued interest	11,185,052	1,119	2,236,093	-	-	-	2,237,212
Common stock issued for proceeds received in 2003	1,000,000	100	(100)	-	-	-	-
Beneficial conversion feature associated with the con vertible line of credit	-	-	1,058,912	-	-	-	1,058,912
Options issued to employee	-	-	765,000	-	-	(765,000)	-
Amortization of deferred compensation	-	-	-	-	-	308,126	308,126
Common stock issued for cash less exercise of options and/or warrants	247,882	25	(25)	-	-	-	-
Net loss	-	-	-	(3,593,388)	-	-	(3,593,388)

Balance at September 30, 2004	601,175,135	$60,118	$59,505,337	$(68,137,233)	$-	$(456,874)	$(9,028,652)

The accompanying notes are an integral part of these financial statements.

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Period from Inception, September 5, 1995, to September 30, 2006, (Unaudited for the Period from Inception to September 30, 1998)

			Additional
	Common Stock		Paid-In	Accumulated	Subscription	Deferred
	Shares	Amount	Capital	Deficit	Receivable	Compensation	Total

Balance at September 30, 2004	601,175,135	$60,118	$59,505,337	$(68,137,233)	$-	$(456,874)	$(9,028,652)

Common stock issued for accounts payable	735,000	73	359,716	-	-	-	359,789
Common stock issued for con version of debt and payment of accrued interest	107,819,727	10,782	22,678,054	-	-	-	22,688,836
Common stock issued in settle ment of lawsuits	595,000	59	394,391	-	-	-	394,450
Variable accounting for repriced employee stock options	-	-	300,000	-	-	(300,000)	-
Beneficial conversion feature associated with the con vertible line of credit			347,517				347,517
Amortization of deferred compensation	-	-	-	-	-	449,737	449,737
Common stock issued for cash less exercise of options and/or warrants	587,364	59	(59)	-	-	-	-
Net loss	-	-	-	(11,270,478)	-		(11,270,478)

Balance at September 30, 2005	710,912,226	$71,091	$83,584,956	$(79,407,711)	$-	$(307,137)	$3,941,199

The accompanying notes are an integral part of these financial statements.

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Period from Inception, September 5, 1995, to September 30, 2006, (Unaudited for the Period from Inception to September 30, 1998)

			Additional
	Common Stock		Paid-In	Accumulated	Subscription	Deferred
	Shares	Amount	Capital	Deficit	Receivable	Compensation	Total

Balance at September 30, 2005	710,912,226	$71,091	$83,584,956	$(79,407,711)	$-	$(307,137)	$3,941,199

Variable accounting for repriced employee stock options	-	-	(60,660)	-	-	-	(60,660)
Issuance of warrants for success fee	-	-	5,154,500	-	-	-	5,154,500
Issuance of options as comp ensation to consultants	-	-	1,145,000	-	-	-	1,145,000
Common stock issued upon exercise of warrants	800,000	80	159,920	-	-	-	160,000
Amortization of deferred compensation	-	-	(307,137)	-	-	307,137	-
Common stock issued for board compensation	4,665,000	467	1,976,081	-	-	-	1,976,548
Common stock issued for cash less exercise of options and/or warrants	2,611,756	261	(261)	-	-	-	-
Net income	-	-	-	23,171,536	-	-	23,171,536

Balance at September 30, 2006	718,988,982	$71,899	$91,652,399	$(56,236,175)	$-	$-	$35,488,123

The accompanying notes are an integral part of these financial statements.

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2004, 2005 and 2006 and for the Period from Inception,
September 5, 1995, to September 30, 2006

				Inception to
				September 30,
	2004	2005	2006	2006
				(Unaudited)
Cash Flows from Operating Activities
Net income (loss)	$(3,593,388)	$(11,270,478)	$23,171,536	$(56,236,175)
Adjustments to reconcile net income ( loss) to net cash used by operating activities Depreciation, depletion and amortization expenses	-	6,676	9,147	1,364,013
Write-offs and abandonments	-	-	-	7,742,128
Deferred income taxes	-	-	(960,000)	(960,000)
Compensatory stock options	-	-	1,084,340	1,084,340
Gain from settlement	-	(252,310)	-	(252,310)
Gain on sale of partial interest in DRSTP concession	-	-	(30,102,250)	(30,102,250)
Amortization of beneficial conversion feature associated with convertible debt	629,591	784,348	-	2,793,929
Amortization of deferred compensation	308,126	449,737	-	1,257,863
Common stock issued for services	-	-	-	20,897,077
Common stock issued for settlements	-	-	-	225,989
Common stock issued for officer bonuses	-	-	-	5,015,000
Common stock issued for interest and penalties on convertible debt	-	-	-	10,631,768
Common stock issued for board compensation	-	-	1,976,548	1,976,548
Gain (loss) on extinguishment of debt	-	5,749,575	-	5,682,368
Changes in operating assets and liabilities:
Prepaid expenses and others current assets	(11,193)	(5,835)	(1,040,938)	(1,073,031)
Accounts payable and other accrued liabilities	(121,493)	324,454	(1,210,546)	(1,014,723)
Accrued federal income taxes			3,013,147	3,013,147
Accrued officers' salaries	-	(76,275)	-	-
Accounts payable, and accrued iabilities, related party	-	2,146,375	(1,995,236)	69,439
Accrued interest - related party	1,042,369	386,228	-	-
Accrued retirement obligation	-	-	-	485,000

Net cash used by operating activities	$(1,745,988)	$(1,757,505)	$(6,054,252)	$(27,399,880)

The accompanying notes are an integral part of these financial statements.

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2004, 2005 and 2006 and for the Period from Inception,
September 5, 1995, to September 30, 2006

				Inception to
				September 30,
	2004	2005	2006	2006
				(Unaudited)
Cash Flows from Investing Activities
Release of restricted cash	$15,317	$3,026	$-	$-
Purchase of DRSTP concession	-	-	-	(5,679,000)
Proceeds from sale of partial interest in DRSTP concession	-	-	45,900,000	45,900,000
Purchase of furniture and equipment	-	(27,303)	(3,124)	(805,392)

Net cash provided (used) by investing activities	15,317	(24,277)	45,896,876	39,415,608

Cash Flows from Financing Activities:
Proceeds from warrants exercised	-	-	160,000	160,000
Proceeds from common stock, net of expenses	975,000	-	-	6,955,049
Proceeds from related party line of credit	-	2,750,000	-	2,750,000
Proceeds from related party debt	-	-	-	158,700
Proceeds from related party convertible debt	752,607	-	-	8,207,706
Proceeds from convertible debt	-	-	-	9,019,937
Proceeds from note payable to bank	-	-	-	175,000
Proceeds from shareholder loans	-	-	-	1,845,809
Collection of stock subscription receivable	-	-	-	913,300
Repayment of shareholder loans	-	-	-	(1,020,607)
Repayment of long-term debt	-	-	-	(189,508)

Net cash provided by investing activities	1,727,607	2,750,000	160,000	28,975,386

Net increase (decrease) in cash and cash equivalents	(3,064)	968,218	40,002,624	40,991,114

Cash and cash equivalents, beginning of period	23,336	20,272	988,490	-

Cash and cash equivalents, end of period	$20,272	$988,490	$40,991,114	$40,991,114

Supplemental Disclosure of Cash Flow Information
Cash paid for interest expense	$-	$-	$-	$-
Cash paid for income taxes	-	-	-	-

The accompanying notes are an integral part of these financial statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended September 30, 2006, 2005 and 2004 and for the Period from Inception,
September 5, 1995, to September 30, 2006

Note 1 - Summary of Significant Accounting Policies

General Business and Nature of Operations

ERHC Energy Inc. is an independent oil and gas company that reports as a development stage enterprise because there are currently no significant operations and no revenue has been generated from business activities. ERHC was formed in 1986, as a Colorado corporation, and was engaged in a variety of businesses until 1996, when it began its current operations as an independent oil and gas company.  ERHC’s goal is to maximize its value through exploration and exploitation of oil and gas reserves in the Gulf of Guinea offshore of central West Africa. ERHC’s current focus is to exploit its assets, which are rights to working interests in exploration acreage in the Joint Development Zone (“JDZ”) between the Democratic Republic of Sao Tome & Principe (“DRSTP”) and the Federal Republic of Nigeria (“FRN”) and in the exclusive territorial waters of Sao Tome (the “Exclusive Economic Zone” or “EEZ”).  ERHC has formed relationships with upstream oil and gas companies to assist ERHC in exploiting its assets in the JDZ as further described in Note 4. ERHC currently has no other operations.

Consolidated Financial Statements

The consolidated financial statements include the accounts of ERHC and its wholly owned subsidiary after elimination of all significant inter-company accounts and transactions.

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

Cash equivalents

ERHC considers all highly liquid short-term investments with an original maturity of three months or less, when purchased, to be cash equivalents.

Concentration of risks

ERHC primarily transacts its business with two financial institutions. From time to time the amount on deposit in either one of these institutions may exceed the $100,000 federally insured limit.  The balances are maintained in demand accounts to minimize risk.

ERHC’s current focus is to exploit its assets, which are agreements with the DRSTP concerning oil and gas exploration in EEZ and with the JDA concerning oil and gas exploration in the JDZ.  ERHC has formed relationships with Sinopec International Petroleum Exploration and Production Corporation Nigeria ("Sinopec"), and Addax Energy Nigeria Limited ("Addax Ltd.") to assist ERHC in leveraging its interests in the EEZ and the JDZ. Should circumstances impede ERHC from perfecting its interests in the 2001 Agreement with DRSTP or the 2003 Option Agreement, ERHC’s business would be materially affected. Should ERHC perfect its interests in the 2001 Agreement and the 2003 Option Agreement, there is no certainty that ERHC will be able to obtain sufficient financial and other resources to develop its interests.  ERHC currently has no other operations.

Properties and equipment

ERHC uses the successful efforts method of accounting for oil and gas producing activities. Under this method, acquisition costs for proved and unproved properties are capitalized when incurred. Exploration costs, including geological and geophysical costs, the costs of carrying and retaining unproved properties and exploratory dry hole drilling costs, are expensed. Development costs, including the costs to drill and equip development wells, and successful exploratory drilling costs to locate proved reserves are capitalized. Exploratory drilling costs are capitalized when incurred pending the determination of whether a well has found proved reserves. A determination of whether a well has found proved reserves is made shortly after drilling is completed. The determination is based on a process that relies on interpretations of available geologic, geophysic, and engineering data. If a well is determined to be successful, the capitalized drilling costs will be reclassified as part of the cost of the well. If a well is determined to be unsuccessful, the capitalized drilling costs will be charged to expense in the period the determination is made. If an exploratory well requires a major capital expenditure before production can begin, the cost of drilling the exploratory well will continue to be carried as an asset pending determination of whether proved reserves have been found only as long as: i) the well has found a sufficient quantity of reserves to justify its completion as a producing well if the required capital expenditure is made and ii) drilling of the additional exploratory wells is under way or firmly planned for the near future. If drilling in the area is not under way or firmly planned, or if the well has not found a commercially producible quantity of reserves, the exploratory well is assumed to be impaired, and its costs are charged to expense.

In the absence of a determination as to whether the reserves that have been found can be classified as proved, the costs of drilling such an exploratory well is not carried as an asset for more than one year following completion of drilling. If, after that year has passed, a determination that proved reserves exist cannot be made, the well is assumed to be impaired, and its costs are charged to expense. Its costs can, however, continue to be capitalized if sufficient quantities of reserves are discovered in the well to justify its completion as a producing well and sufficient progress is made in assessing the reserves and the well's economic and operating feasibility.

The impairment of unamortized capital costs is measured at a lease level and is reduced to fair value if it is determined that the sum of expected future net cash flows is less than the net book value. ERHC determines if impairment has occurred through either adverse changes or as a result of the annual review of all fields.

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

Asset Retirement Obligation

ERHC’s asset retirement obligation (“ARO”) relates to the plugging and abandonment of certain oil and gas properties in Wichita Falls, Texas. The provisions of SFAS No. 143 require the fair value of a liability for an asset retirement obligation to be recorded and a corresponding increase in the carrying amount of the associated asset. The cost of the tangible asset, including the initially recognized asset retirement cost is depleted over the useful life of the asset. If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded to the retirement obligation and the asset retirement cost. The offsetting ARO liability is recorded at fair value, and accretion expense recognized as the discounted liability is accreted to its expected settlement value. The fair value of the ARO asset and liability is measured using expected future cash out flows discounted at the Company’s credit adjusted risk free interest rate. These oil and gas properties were abandoned and written off during the year ended September 30, 1999 and the current liability is fully accreted and represents management’s best estimate of the fair value of the outstanding obligation.

Impairment of long-lived assets

ERHC evaluates the recoverability of long-lived assets when events and circumstances indicate that such assets might be impaired.  ERHC determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts.  Impairments are charged to operations in the period to which events and circumstances indicate that such assets might be impaired.  ERHC has evaluated its investment in its DRSTP concession fee in light of its 2003 Option Agreement (see Note 4) and there have been no events or circumstances that would indicate that such asset might be impaired.

Income taxes

ERHC accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 - “Accounting for Income Taxes,” which provides for an asset and liability approach in accounting for income taxes.  Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

Common stock issued for goods received and services rendered

ERHC has issued shares of common stock for goods received and services rendered. The costs of the goods or services are valued according to the terms of relative agreements or market value on the date of obligation. The cost of the goods or services has been charged to operations.

Net income (loss) per share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding, after giving effect to potentially dilutive common share equivalents outstanding during the period.  Potentially dilutive common share equivalents are not included in the computation of diluted income (loss) per share if they are anti-dilutive.  Diluted income (loss) per common share is the same as basic for all periods presented because the effect of potentially dilutive common shares arising from outstanding stock warrants and options was anti-dilutive.  For the years ended September 30, 2006, 2005 and 2004 the potentially dilutive common shares from stock options and warrants were 5,346,423, 5,074,847 and 5,395,813 respectively. If all convertible debt instruments, including accrued interest were to be considered, an additional 192,680, 167,565 and 65,492,921 common shares for the years ended September 30, 2006, 2005 and 2004, respectively, may have been dilutive depending on the results of operations.

Stock-based compensation

On October 1, 2005, ERHC began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to October 1, 2005, ERHC had accounted for stock options according to the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. ERHC adopted the modified prospective transition method provided for under SFAS No. 123R, and consequently, has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options recognized in the first quarter of Fiscal 2006 includes: 1) quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and 2) quarterly amortization related to all stock option awards granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

As referred to in Note 9, ERHC changed the exercise price of 3,000,000 options effective January 1, 2005. Such options for which the exercise price has been changed are referred to as re-priced options and are accounted for as compensatory options using variable accounting treatments in accordance with FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Based Compensation - an Interpretation of APB No. 25.” Under variable plan accounting, compensation expense is adjusted for increases or decreases in the fair market value of ERHC’s common stock to the extent that the market value exceeds the exercise price of the option. Variable plan accounting was applied to the re-priced options until the options were exercised in June 2006.

Had compensation costs for the stock options granted to an employee been determined based on the fair value at the grant date for the year ending September 30, 2005 and 2004, consistent with the provisions of SFAS No. 123, the net loss and net loss per share would have been reflective of the pro forma amounts indicated below:

Description	2005	2004

Net loss - as reported	$(11,270,478)	$(3,593,388)

Plus: stock-based compensation expense determined using the intrinsic value of the option at the measurement date	449,737	308,126

Less: stock-based employee compensation determined under fair value method for all awards granted to Employees	(456,793)	(519,483)

Net loss - pro forma	$(11,277,534)	$(3,804,745)

Basic and diluted net loss per share - as reported	$(0.02)	$(0.01)

Basic and diluted net loss per share - proforma	$(0.02)	$(0.01)

The weighted average fair value at date of grant for options re-priced during the fiscal year ended September 30, 2005 was $0.38. The fair value of options at date of grant was estimated using the Black-Sholes option-pricing model with the following weighted average assumptions:

Assumptions	2005	2004

Expected life (years)	3.58 years	4 years

Interest rate	4.00%	4.00%

Dividend yield	0.00%	0.00%

Volatility	107.00%	94.20%

The Black-Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. The Company’s options do not have the characteristics of traded options; therefore, the option valuation models do not necessarily provide a reliable measure of the fair value of its options.

New accounting pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3”. This statement changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Adoption of SFAS 154 is not expected to have an effect on the Company’s consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement classification, accounting for interest and penalties and accounting in interim periods and disclosure. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The Company does not expect that the adoption of FIN No. 48 will have a material effect on its financial position or results of operations.

Reclassifications

During the year ended September 30, 2005, ERHC corrected a 1,222,153 understatement in the number of shares of common stock outstanding that has consistently existed for many years. The shares were issued at a time when the stock had no significant value and, accordingly, the correction of outstanding shares resulted in a $122 increase in common stock and a corresponding decrease in additional paid-in capital. All periods presented have been corrected to include these additional shares.

Note 2- Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following as of September 30, 2006 and 2005:

	2006	2005

Accrued success fee	$1,500,000	$-
Accrued stock payable- success fee	4,803,750	-
Accrued settlement payable	175,000	-
Accounts payable	305,254	192,634

	$6,784,004	$192,634

Note 3 - Revision to Financial Statements

ERHC has revised its financial statements to report as a development stage company for the year ended September 30, 2006. Accordingly, the statements of operations, stockholders’ equity and cash flows include inception to date amounts. The consolidated statements of stockholders’ equity (deficit) of the Company for the years from inception (September 5, 1995) through September 30, 1998 were audited by other auditors who are no longer members of the PCAOB and whose reports for each of the years ended from inception (September 5, 1995) through September 30, 1998 expressed an unqualified opinion on those statements.

Note 4- Sao Tome Concession

In November 2005, ERHC sold a 33.3% participating interest in Block 4 to Addax Petroleum (Nigeria Offshore 2) Limited ("Addax"), leaving a 17.7% participating interest to ERHC. In exchange, Addax paid ERHC $18,000,000 in the second quarter of fiscal 2006. Under the participation agreement, ERHC will support Addax as operator, and Addax will pay all of ERHC's future costs in respect of all petroleum operations in Block 4. Addax is entitled to ERHC's share of cost oil until Addax recovers ERHC's costs.

In February 2006, ERHC sold a 15% participating interest in Block 3 of the JDZ to Addax Petroleum Resources Nigeria Limited ("Addax Sub"), leaving a 10% participating interest to ERHC. In exchange, Addax Sub paid ERHC $7,500,000 in the second quarter of fiscal 2006. Under this agreement, Addax Sub agreed to pay all of ERHC's future costs in respect of petroleum operations in Block 3. Addax Sub is entitled to ERHC's share of cost oil until Addax Sub recovers ERHC's costs.

In March 2006, ERHC sold a 28.67% participating interest in Block 2 of the JDZ to Sinopec International Petroleum Exploration and Production Corporation Nigeria ("Sinopec"), and a 14.33% participating interest in Block 2 of the JDZ to Addax Energy Nigeria Limited ("Addax Ltd."), leaving a 22% participating interest to ERHC. In exchange, Sinopec paid ERHC $13,600,000 and Addax Ltd. paid ERHC $6,800,000 in the second quarter of fiscal 2006. Under this agreement, ERHC will support Sinopec as operator, and Sinopec and Addax Ltd. will pay all of ERHC's future costs in respect of petroleum operations in Block 2. Sinopec and Addax Ltd. are entitled to ERHC's share of cost oil until they recover ERHC's costs and Sinopec is to receive 6% interest on its future costs, up to $35,000,000, but only to the extent that those interest costs are covered by production.

The following represents ERHC’s current rights in the JDZ blocks and the signature bonuses payable for each block:

JDZ Block #	Original Working Interest Percentage	Retained Interest	Signature Bonus Payable

2	30%	22%	Signature Bonus Free
3	20%	10%	Signature Bonus Free
4	25%	17.7%	Signature Bonus Free
5	15%	(a)	Signature Bonus Payable
6	15%	(a)	Signature Bonus Free
9	15%	(a)	Signature Bonus Payable
________________
(a) No contracts have been entered into as of the date hereof.

This exercise of ERHC’s rights was subject to the condition that if no license is awarded or a license is awarded and subsequently withdrawn by the JDA prior to the commencement of operations, ERHC will be entitled to receive its working interest in that block in a future license awarded for the block.

Note 5 - DRSTP Concession Fee

As described in Note 4 ERHC sold various participating interests in Blocks 2, 3 and 4 for total cash proceeds of $45,900,000. ERHC agreed to pay a $3,000,000 cash success fee ($1,500,000 was paid in March 2006 and the remaining $1,500,000 is included in accounts payable at September 30, 2006) to Feltang International Inc., a British Virgin Island company that was responsible for obtaining Sinopec’s participation in Block 2. ERHC also will issue to Feltang 5,250,000 shares of common stock and warrants to purchase 6,500,000 shares at an exercise price of $0.355 per share. The common stock was valued at $4,803,750 (included in accounts payable at September 30, 2006) based on the quoted market value of the common stock on the date Sinopec signed the production sharing agreement. The warrants were valued at $5,154,500 based on a valuation using the Black-Scholes Option Pricing Model and the following assumptions; market price of $0.915, strike price of $0.355, volatility of 115%, interest rate of 4.42%, dividend yield of 0% and expected life of 4 years. Following is an analysis of the sale of the participating interests in blocks 2, 3 and 4.

	Cost Basis	Cash Proceeds	Fees	Gain Loss

Block 2	$946,500	$20,400,000	$12,958,250	$6,495,250

Block 3	946,500	7,500,000	-	6,553,500

Block 4	946,500	18,000,000	-	17,053,500

Total	$2,839,500	$45,900,000	$12,958,250	$30,102,250

Upon sale of the participation interests, ERHC removed the entire cost of the related blocks due to the uncertainty surrounding their unproved interests.

Note 6 - Notes Payable

Convertible Debt - Non-Related Party

At September 30, 2006, ERHC had $33,513 of nonaffiliated convertible debt and $5,032 accrued but unpaid interest outstanding. At September 30, 2006, the note was in default and ERHC has been unable to locate the payee. If the outstanding convertible debt were converted using the conversion price of $0.20 per share, ERHC would be required to issue 192,725 shares of common stock based on an outstanding principal amount of $33,513 and accrued interest of $5,032. During the year ended September 30, 2005, non-affiliated note holders agreed to convert $1,592,520 of convertible debt and $84,850 of accrued interest into 8,386,855 shares of common stock. The conversion price was $0.20 per share.

Convertible Debt - Related Party

At September 30, 2006, ERHC had no affiliated debt outstanding. During the year ended September 30, 2005, ERHC had convertible debt instruments with Chrome Energy, L.L.C., a related party totaling $8,969,420, bearing interest at rates ranging from 5.5% to 20%. Certain of the maturity dates on these notes had been extended and all were converted during the year ended September 30, 2005.

During 2005, ERHC restructured outstanding debt to Chrome totaling $10,134,084 and enter into a new $2,500,000 working capital line of credit. To facilitate the debt restructuring, ERHC issued 14,023,352 shares of common stock; 12,465,202 shares immediately, 623,260 shares on the advance of $1,000,000 and the remaining 934,890 shares upon receipt of the additional $1,500,000 available under the working capital line. In addition, ERHC issued 12,308,560 shares of common stock to satisfy current interest accrued but not paid of $2,461,712 on the notes that were consolidated into the new $10,134,084 note.

Pursuant to the debt restructure, ERHC issued a 12% note with a principal amount of $10,134,084, to be settled at the option of ERHC at $0.175 per share, and expiring on January 31, 2007. ERHC also issued a 10% working capital line of credit of $2,500,000 to be settled at ERHC’s option at $0.175 per share. When the working capital line of credit was fully funded in January 2005, there was $12,634,084 of principal outstanding under these two notes.

On January 28, 2005, ERHC exercised its right to convert the two new notes dated at December 15, 2004 in favor of Chrome, with a principal balance of $10,134,084 and accrued interest at January 28, 2005 of $146,597, and the note dated at December 15, 2004, in favor of Chrome with an original principal amount of $2,500,000 and accrued interest at January 28, 2005 of $11,986. ERHC issued to Chrome 73,100,954 shares of ERHC common stock in conversion of the entire outstanding principal and accrued interest of these notes. The Notes were converted at $0.175 per share.

Note 7 - Accrued Salaries

At September 30, 2004, ERHC had accrued salaries of $723,035, owed to former Officers. The amounts and rights claimed by these officers were subject to lawsuits in which ERHC negotiated final settlements in 2005. During 2005, ERHC paid $76,275 and issued 595,000 shares of common stock valued at $394,450 to fully settle these claims. ERHC recognized a $252,310 gain in connection with the settlement.

Note 8 - Income Taxes

At September 30, 2005 ERHC had a consolidated net operating loss carry-forward (“NOL”) of approximately $63.6 million expiring through 2025. ERHC had a deferred tax asset of approximately $21.8 million resulting from this NOL.  The loss carry forwards are subject to certain limitations under the Internal Revenue Code including Section 382 of the Tax Reform Act of 1986. During the year ended September 30, 2006, ERHC recognized a significant gain on the sale of various participation interests (see Note 5), which utilized a substantial portion of the current net operating loss carry-forwards. The net operating loss carry-forward was also adjusted to remove losses limited under Section 382.

The composition of deferred tax assets and the related tax effects at September 30, 2006 and September 30, 2005 are as follows:
	2006	2005

Net operating losses	$3,410,000	$21,629,493
Accrual for asset retirement	164,900	164,900

Total deferred tax assets	3,574,900	21,794,393
Valuation allowance	(2,614,900)	(21,794,393)

Net deferred tax asset	$960,000	$-

The $960,000 deferred tax asset represents the minimum NOL carryback claim from losses in the next two future years against the year ended September 30, 2006 taxable income should no income be produced in future years.

The difference between the income tax benefit (provision) in the accompanying statement of operations and the amount that would result if the U.S. federal statutory rate of 34% were applied to pre-tax income (loss) for years ended September 30, 2006, 2005 and 2004, is as follows:
	Years Ended September 30,
	2006	2005	2004

Income tax benefit (provision) at federal statutory rate	$(8,579,742)	$3,831,962	$1,221,752
Gain on sale of assets	59,243	-	-
Change in valuation allowance	19,179,493	340,989	(536,827)
Expiration and adjustment of NOL’s	(12,266,000)	(1,022,244)	(221,000)
Director’s stock compensation	(44,896)	(627,130)	-
Consultants stock option expense	(368,676)	-	-
Accrued interest not paid	-	(390,064)	(354,337)
Amortization of deferred compensation	-	(152,910)	(104,763)
Loss on extinguishment of debt	-	(1,954,856)	-
State income tax	(9,853)	-	-
Penalties	(31,771)	-	-
Other	(798)	(25,747)	(4,825)

Income tax benefit (provision)	$(2,063,000)	$-	$-

Note 9 - Shareholders’ Equity

Common Stock and Warrants Issued For Cash

From time to time, in order to fund operating activities, common stock is issued for cash. There were no stock issuances with warrants during the years ended September 30, 2006 and 2005. During the year ended September 30, 2004, ERHC issued 3,231,940 shares of common stock, with warrants to purchase an additional 3,231,940 shares at exercise prices ranging from $0.50 to $0.55, for net cash proceeds of $975,000.

Common Stock Issued For Settlement of Accounts Payable

ERHC has issued shares of common stock for settlement of outstanding accounts payable to various creditors. During the years ended September 30, 2006, 2005 and 2004, ERHC issued 0, 735,000 and 1,458,514 shares of common stock with an aggregate value of $0, $359,789 and $533,248, respectively, for payment of accounts payable balances.

Common Stock Issued For Services

During the year ended September 30, 2006, ERHC issued 4,665,000 shares of common stock for payment of director services as follows: (i) 325,000 shares for 2006 services rendered, (ii) 340,000 shares for 2005 services rendered, and (iii) 4,000,000 shares to the chairman of the board for his long-term history of services to ERHC.

Common Stock Issued For Conversion of Debt and Payment of Accrued Interest

ERHC has issued shares of common stock for the conversion of convertible debt notes and accrued interest on convertible debt notes. During the year ended September 30, 2006, there were no shares issued for the conversion of convertible debt. During the year ended September 30, 2005, non-affiliated note holders converted $1,677,371 of convertible debt and accrued interest into 8,386,855 shares of common stock. The conversion price was $0.20 per share. ERHC issued Chrome 14,023,352 shares of common stock, 12,465,202 issued immediately, 623,260 shares issued on the advance of $1,000,000 and the remaining 934,890 shares upon receipt of an additional $1,500,000 available under the working capital line. In addition, ERHC issued 12,308,359 shares of common stock to satisfy current interest accrued but not paid of $2,461,712. The shares of common stock to Chrome for entering into the debt restructuring had a fair value of $5,749,575 and have been recorded as a loss on extinguishment of debt.

During the year ended September 30, 2005, ERHC issued 73,100,954 shares of common stock to Chrome for conversion of all of its debt representing $12,634,084 of principal and $158,583 of accrued interest.

During the year ended September 30, 2004, ERHC issued 7,780,995 shares of common stock for the conversion of $1,556,199 worth of convertible debt and issued 3,404,057 shares of common stock for the payment of $681,013 of accrued interest on convertible debt.

Stock Options Issued and Re-Priced

On January 1, 2005, ERHC issued options to purchase a total of 1,750,000 shares of common stock, upon completion of a full year of service to three consultants as part of their initial compensation packages. These options have an exercise price of $0.20 per share and vest on December 31, 2005. These options were exercised, on a cashless basis, during the year ended September 30, 2006, for a total of 1,339,030 shares.

During the year ended September 30, 2005, ERHC modified the exercise price of 3,000,000 options granted to one employee from $0.30 per share to $0.20 per share, which made those options subject to variable plan accounting. Under variable plan accounting, compensation expense is adjusted for increases or decreases in the fair market value of ERHC’s common stock to the extent that the market value exceeds the new exercise price of the option. Variable plan accounting is applied to the re-priced options until the options are exercised, forfeited, or expire unexercised. For the year ended September 30, 2005, ERHC incurred additional expense of $194,737 as a result of an upward change in the fair market value on the underlying common stock. In January 2006, 1,000,000 of these options were cancelled upon the resignation of the employee and a reduction to expense of $60,660 was recognized in fiscal 2006. The remaining 2,000,000 options were exercised, on a cashless basis, in June 2006 and 1,272,727 shares were issued.

Warrants/Options

Information regarding warrants/options and their respective changes as of and for the fiscal years ended September 30, 2006, 2005 and 2004 are as follows:

	Warrants			Options
	2006	2005	2004	2006	2005	2004

Outstanding, beginning of year	15,166,940	16,166,940	13,430,000	3,000,000	3,000,000	-
Granted	6,500,000	-	3,231,940	-	-	(e) 3,000,000
Exercised	(a) (800,000)	(b)(1,000,000)	(c) (375,000)	(d) (2,000,000)	-	-
Expired/cancelled	-	-	(120,000)	(1,000,000)	-	-

Outstanding, end of year	20,866,940	15,166,940	16,166,940	-	3,000,000	3,000,000

Exercisable	20,866,940	15,166,940	16,166,940	-	2,000,000	1,000,000

(a)	During 2006, 800,000 warrants were exercised at $0.20 per share and proceeds of $160,000 were received.
(b)	During 2005, 1,000,000 warrants were exercised on a cashless basis for 587,364 shares of common stock.
(c)	During July 2004, 375,000 warrants were exercised on a cashless basis for 247,882 shares of common stock.
(d)	During 2006, 2,000,000 options were exercised on a cashless basis for 1,272,727 shares of common stock.
(e)
During the year ended September 30, 2004, ERHC issued options to purchase 3,000,000 shares of common stock to an employee as part of his initial compensation package. These options have a revalued exercise price of $0.20 a share, with 1,000,000 options vesting in each of September 2004, August 2005 and August 2006.

The weighted average option and warrant exercise price information as of and for the fiscal years ended September 30, 2006, 2005 and 2004 is as follows:

	Warrants			Options
	2006	2005	2004	2006	2005	2004

Outstanding, beginning of year	$0.37	$0.36	$0.32	$-	$0.30	$-
Granted	0.36	-	0.52	-	-	0.30
Exercised	0.20	0.20	0.20	-	-	-
Expired/cancelled	-	-	0.50	-	-	-

Outstanding, end of year	$0.37	$0.37	$0.36	$-	$0.30	$0.30

Exercisable	$0.37	$0.36	$0.36	$-	$0.30	$0.30

Significant warrant groups outstanding at September 30, 2006, and related weighted average exercise price, exercise price range and weighted average remaining contractual life information are as follows:

Grant Grouping	Warrants Outstanding	Weighted Average Exercise Price	Exercise Price Range	Weighted Average Contractual Years

Chrome	2,500,000	$0.25	$0.25	1.8
Common stock purchase	17,196,940	0.41	0.20-0.55	1.7
S-1/S-3 contingent	1,050,000	0.75	0.75	(a	)
Other	120,000	3.00	3.00	2.25
(a) These warrants expire 14 months after ERHC files an effective S-1 or S-3 registration statement.

Note 10 - Commitments and Contingencies

Legal Proceedings

On May 4, 2006, a Federal court search warrant sought various records including, among other matters, documents, if any, related to correspondence with foreign governmental officials or entities in Sao Tome and Nigeria. ERHC continues to cooperate with the U.S. Department of Justice (DOJ) investigation.

Related U.S. Securities and Exchange Commission (SEC) subpoenas issued on May 9 and August 26, 2006 also requested a range of documents. ERHC has responded to both subpoenas.

During October 2006, Lakeshore Capital Limited filed an arbitration claim against ERHC seeking $4,400,000 for the alleged value of 4,500,000 shares of ERHC common stock and for a warrant to purchase 1,500,000 shares at an exercise price of $.20 per share, including interest and costs.  Lakeshore claims it is owed this sum for services previously rendered under a contract with ERHC.  ERHC believes that Lakeshore’s claim is entirely without merit and intends to vigorously defend all Lakeshore claims.

From time to time, ERHC may be subject to routine litigation, claims, or disputes in the ordinary course of business which, in the opinion of management, should not have a materially adverse effect on ERHC’s financial position.

Employment and Consulting Agreements

On January 23, 2006, ERHC hired Feltang, as discussed in Note 5.

From August 1, 2004 until January 20, 2006, Ali Memon was ERHC’s President and Chief Executive Officer. Mr. Memon had a three-year employment agreement that originally included a base salary of $150,000 per year. On January 20, 2006, by mutual agreement with the Board of Directors, Ali Memon resigned both positions. Under Mr. Memon’s employment agreement, ERHC has expensed the remaining net salary to be paid, of which $175,000 remains in accounts payable at September 30, 2006. This amount will be paid out through the remainder of the contract term.

On January 21, 2006, the Board of Directors appointed Walter Brandhuber as Director and Chief Executive Officer. On March 20, 2006, the Board of Directors appointed Franklin Ihekwoaba as Chief Financial Officer. On July 24, 2006, both resigned. The Board of Directors appointed Board Member Nicolae Luca as Interim Chief Executive Officer until a successor is named. Mr. Luca has served as a Non-Executive Director since February 2001. Mr. Luca currently receives no cash compensation but is reimbursed for related travel and business expenses.

On January 1, 2005, ERHC hired an individual who requires monthly payment of cash and the issuance of options for a total of 500,000 shares of common stock upon a full year of service. The options issued under this consulting agreement vested on December 31, 2005 and included provisions for cashless exercise. These options were exercised in April 2006, on a cashless basis, for 388,889 shares. Either party may terminate this consulting agreement with 30 days notice.

On January 1, 2005, ERHC hired an individual who requires monthly payment of cash and the issuance of options for a total of 500,000 shares of common stock upon a full year of service. The options issued under this consulting agreement vested on December 31, 2005 and included provisions for cashless exercise. These options were exercised in March 2006, on a cashless basis, for 387,640 shares. This agreement was terminated in March 2006.

On January 1, 2005, ERHC hired an individual who requires monthly payment of cash and the issuance of options for a total of 750,000 shares of common stock upon a full year of service. The options issued under this consulting agreement vested on December 31, 2005 and included provisions for cashless exercise. These options were exercised in February 2006, on a cashless basis, for 562,500 shares. This agreement was terminated on January 1, 2006.

During May 2003, ERHC hired an individual for general consulting services, including transaction support and evaluation of geological and seismic data. The agreement has been revised several times. The most recent revision became effective on April 1, 2006 and terminates on September 30, 2006. The consultant’s compensation was $2,000 per month revised from $10,000 per month effective April 2005. During the years ended September 30, 2006, 2005 and 2004, total expense incurred under this consulting agreement was $26,500, $84,970 and $166,370, respectively. This agreement was terminated May 1, 2006.

Operating Lease

ERHC leases office space at 5444 Westheimer Road, Houston, Texas. The amended lease for office space expires December 2011. The monthly base rent payment was $3,567 based on approximately 1,900 square feet of office space and in December 2006, ERHC amended this lease to increase the office space to approximately 5,200 square feet at a monthly base rent payment of $8,920. During the years ended September 30, 2006 and 2005, ERHC incurred lease expense of $43,992 and $31,697, respectively. Prior to 2005, lease expense was included in the management services agreement with Chrome Oil Services, Ltd., a company controlled by ERHC’s board chairman/primary stockholder (See Note 12). The future remaining annual lease payments under this lease are as follows:

Year Ending September 30,	Amount

2007	$ 90,981
2008	107,040
2009	107,040
2010	107,040
2011	107,040
2012	26,760

Note 11 - Supplemental Disclosure of Cash Flows Information

Following is an analysis of non-cash operating and financing activities and non-cash investing and financing activities for the years ended September 30, 2006, 2005 and 2004.

	2006	2005	2004

Non-cash operating and financing activities:
Stock issued in exchange for:
Accounts payable and accrued liabilities	$-	$359,790	$533,248
Accrued salaries	-	394,450	-
Accrued interest	-	84,852	681,013
Accrued interest, related party	-	2,620,295	-
Compensation	1,976,548	-	765,000

Non-cash investing and financing activities:
Stock issued for conversion of non-related party debt to equity	-	1,592,521	1,556,199
Beneficial conversion feature associated with convertible debt	-	347,517	1,058,912
Exchange of convertible and non convertible debt, related party	-	10,134,084	-
Stock issued for conversion of related party debt to equity	-	12,634,084	-

Note 12 - Related Party Transactions

Notes 6 and 9 deal with historical transactions with ERHC’s primary stockholder.

Management Services Agreement

ERHC entered into a management services agreement with Chrome Oil Services, Ltd. (“COS”) in February 2001.  Pursuant to that agreement, COS provided management and business development services in addition to providing specified services in the areas of refinery maintenance, engineering design, and upstream oil industry services. COS provided these services for a management fee of $68,000 per month.  Former Chief Financial Officer Mr. Okpala and Corporate Secretary, Mr. Ntephe were consultants of COS that provided services to ERHC and these persons received salaries and overhead expense reimbursement from COS, not from ERHC. Expenses not covered under the management services agreement were borne by the Company. Total management fees incurred during the years ended September 30, 2006, 2005 and 2004 were $0, $204,000 and $816,000, respectively. On December 23, 2004, ERHC and COS cancelled the agreement.

Note 13 - Quarterly Financial Information (Unaudited)

	For the Year Ended September 30, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenue	$-	$-	$-	$-
General and administrative expenses	1,232,792	1,727,524	1,459,282	1,569,158
Interest expense	461	461	461	716
Other income	4,269	27,399	583,269	508,204
Gain on sale of partial interest in DRSTP concession fee	-	30,102,250	-	-
Benefit (provision) for income tax	-	(2,340,000)	300,000	(23,000)
Net income (loss) attributable to common stockholders	(1,228,984)	26,061,664	(621,474)	(1,039,670)
Basic and diluted earnings per share	$-	$0.04	$-	$-

	For the Year Ended September 30, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenue	$-	$-	$-	$-
General and administrative expenses	643,235	980,821	233,704	2,794,699
Interest expense	1,045,775	100,551	461	461
Other income	-	260,013	10,537	8,254
Loss on extinguishments of debt	5,749,575	-	-	-
Net loss attributable to common stockholders	(7,438,585)	(821,359)	(223,628)	(2,786,906)
Basic and diluted earnings per share	$(0.01)	$-	$-	$-

The sum of the individual quarterly basic and diluted loss per share amounts may not agree with year-to-date basis and diluted loss per share amounts as a result of each period’s computation being based on the weighted average number of common shares outstanding during that period.

Note 14- Subsequent Event

In December 2006, ERHC amended its office lease to expand its square footage and term (See Note 9).