Form 10-Q
period 2006-12-31
ERHC Energy Inc
filed 2007-02-09
CIK 799235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission File Number 0-17325

(Exact name of registrant as specified in its charter)

Colorado	88-0218499
(State of Incorporation)	(I.R.S. Employer Identification No.)

5444 Westheimer Road
Suite 1440
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
Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of common shares outstanding as of February 1, 2007 was 718,988,982.

ERHC ENERGY INC.

Part I. Financial Information		Page

Item 1.	Financial Statements

	Consolidated Balance Sheets at December 31, 2006 and September 30, 2006	3

	Consolidated Statements of Operations for the Three Months Ended December 31, 2006 and 2005, and for the period from inception, September 5, 1995, to December 31, 2006	4

	Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2006 and 2005, and for the period from inception, September 5, 1995, to December 31, 2006	5

	Notes to the Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	12

Item 4.	Controls and Procedures	13

Part II. Other Information

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sale of Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 5.	Other Information	16

Item 6.	Exhibits and Reports on Form 8-K	16

	Signatures	17

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

ERHC ENERGY INC. A CORPORATION IN THE DEVELOPMENT STAGE UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS December 31, 2006 and September 30, 2006

	December 31, 2006	September 30, 2006

ASSETS
Current assets:
Cash and cash equivalents	$38,030,673	$40,991,114
Prepaid expenses and other current assets	215,421	1,073,031
Deferred tax asset	-	480,000
Income tax receivable	749,000	-

Total current assets	38,995,094	42,544,145

DRSTP concession fee	2,839,500	2,839,500
Property and equipment, net	69,941	14,604
Deferred tax asset	480,000	480,000
Other assets	8,921	-

Total assets	$42,393,456	$45,878,249

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$6,800,804	$6,784,004
Accounts payable and accrued liabilities, related party	102,664	69,439
Accrued interest	5,494	5,023
Federal income taxes payable	-	3,013,147
Asset retirement obligation	485,000	485,000
Current portion of convertible debt	33,513	33,513

Total current liabilities	7,427,475	10,390,126

Commitments and contingencies:

Shareholders’ equity:
Preferred stock, par value $0.0001; authorized 10,000,000; none issued and outstanding	-	-
Common stock, par value $0.0001; authorized 950,000,000 shares; issued and outstanding 718,988,982 and 718,988,982 at December 31, 2006 and September 30, 2006 respectively	71,899	71,899
Additional paid-in capital	91,652,399	91,652,399
Losses accumulated in the development stage	(56,758,317)	(56,236,175)

Total shareholders’ equity	34,965,981	35,488,123

Total liabilities and shareholders’ equity	$42,393,456	$45,878,249

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended December 31, 2006 and 2005 and for the Period from Inception,
September 5, 1995, to December 31, 2006

	2005	2006	Inception to December 31, 2006

Operating costs and expenses:
General and administrative expenses	$1,230,517	$1,331,898	$60,470,160
Depreciation, depletion and amortization	2,275	2,415	1,366,428
Write-offs and abandonment	-	-	7,742,128

Loss from operations	(1,232,792)	(1,334,313)	(69,578,716)

Other income and (expenses):
Interest income	4,269	543,632	1,693,267
Gain from settlement	-	-	252,310
Other income	-	-	439,827
Gain from sale of partial interest in DRSTP concession	-	-	30,102,250
Interest expense	(461)	(461)	(12,123,680)
Loss on extinguishment of debt	-	-	(5,749,575)

Total other income and expenses, net	3,808	543,171	14,614,399

Loss before benefit (provision) for income taxes	(1,228,984)	(791,142)	(54,964,317)

Benefit (provision) for income taxes:
Current	-	749,000	(2,274,000)
Deferred	-	(480,000)	480,000

Total benefit (provision) for income taxes	-	269,000	(1,794,000)

Net loss	$(1,228,984)	$(522,142)	$(56,758,317)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding -basic and diluted	710,912,226	718,988,982

The accompanying notes are an integral part of the consolidated condensed financial statements.

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended December 31, 2006 and 2005 and for the Period from Inception,
September 5, 1995, to December 31, 2006

	2005	2006	Inception to December 31, 2006

Cash Flows from Operating Activities
Net loss	$(1,228,984)	$(522,142)	$(56,758,317)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation, depletion and amortization expenses	2,275	2,415	1,366,428
Write-offs and abandonment	-	-	7,742,128
Deferred income taxes	-	480,000	(480,000)
Compensatory stock options	502,718	-	1,084,340
Gain from settlement	-	-	(252,310)
Gain on sale of partial interest in DRSTP concession	-	-	(30,102,250)
Amortization of beneficial conversion feature
associated with convertible debt	-	-	2,793,929
Amortization of deferred compensation	-	-	1,257,863
Common stock issued for services	-	-	20,897,077
Common stock issued for settlements	-	-	225,989
Common stock issued for officer bonuses	-	-	5,015,000
Common stock issued for interest
and penalties on convertible debt	-	-	10,631,768
Common stock issued for board compensation	-	-	1,976,548
Loss on extinguishment of debt	-	-	5,682,368
Changes in operating assets and liabilities:
Prepaid expenses and others current assets	22,093	857,610	(275,421)
Income tax refundable	-	(749,000)	(749,000)
Other assets	-	(8,921)	(8,921)
Accounts payable and other accrued liabilities	(8,095)	17,271	(937,452)
Accrued federal income taxes	-	(3,013,147)	-
Accounts payable, and accrued liabilities, related party	73,742	33,225	102,664
Accrued interest - related party	461	-	-
Accrued retirement obligation	-	-	485,000

Net cash used by operating activities	(635,790)	(2,902,689)	(30,302,569)

Cash Flows from Investing Activities
Purchase of DRSTP concession	-	-	(5,679,000)
Proceeds from sale of partial interest in DRSTP concession	-	-	45,900,000
Purchase of furniture and equipment	-	(57,752)	(863,144)

Net cash provided (used) by investing activities	-	(57,752)	39,357,856

The accompanying notes are an integral part of the consolidated condensed financial statements.

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended December 31, 2006 and 2005 and for the Period from Inception,
September 5, 1995, to December 31, 2006

	2005	2006	Inception to December 31, 2006

Cash Flows from Financing Activities:
Proceeds from warrants exercised	$-	$-	$160,000
Proceeds from common stock, net of expenses	-	-	6,955,049
Proceeds from related party line of credit	-	-	2,750,000
Proceeds from related party debt	-	-	158,700
Proceeds from related party convertible debt	-	-	8,207,706
Proceeds from convertible debt	-	-	9,019,937
Proceeds from note payable to bank	-	-	175,000
Proceeds from shareholder loans	-	-	1,845,809
Collection of stock subscription receivable	-	-	913,300
Repayment of shareholder loans	-	-	(1,020,607)
Repayment of long-term debt	-	-	(189,508)

Net cash provided by investing activities	-	-	28,975,386

Net increase (decrease) in cash and cash equivalents	(635,790)	(2,960,441)	38,030,673

Cash and cash equivalents, beginning of period	988,490	40,991,114	-

Cash and cash equivalents, end of period	$352,700	$38,030,673	$38,030,673

Supplemental Disclosure of Cash Flow Information

Cash paid for interest expense	$-	$-

Cash paid for income taxes	-	3,013,147

The accompanying notes are an integral part of the consolidated condensed financial statements.

ERHC ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation and Business Organization

The consolidated financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2006.

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

ERHC ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2- Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following as of each balance sheet date:

	December 31, 2006	September 30, 2006

Accrued success fee (See Note 4)	$1,500,000	$1,500,000
Accrued stock payable - success fee (See Note 4)	4,803,750	4,803,750
Accrued settlement payable	125,000	175,000
Accounts payable	372,054	305,254

	$6,800,804	$6,784,004

Note 3 - Revision to Financial Statements

ERHC has revised its financial statements to report as a development stage company for the year ended September 30, 2006 and subsequent periods. Accordingly, the statements of operations and cash flows include inception to date amounts

Note 4- Sao Tome Concession

In November 2005, ERHC sold a 33.3% participating interest in Block 4 to Addax Petroleum (Nigeria Offshore 2) Limited ("Addax"). In exchange, Addax paid ERHC $18,000,000 in the second quarter of fiscal 2006. Under the participation agreement, Addax will serve as operator, and Addax will pay all of ERHC's future costs in respect of all petroleum operations in Block 4. Addax is entitled to ERHC's share of oil production until Addax recovers ERHC's costs.

In February 2006, ERHC sold a 15% participating interest in Block 3 of the JDZ to Addax Petroleum Resources Nigeria Limited ("Addax Sub"). In exchange, Addax Sub paid ERHC $7,500,000 in the second quarter of fiscal 2006. Under this agreement, Addax Sub agreed to pay all of ERHC's future costs in respect of petroleum operations in Block 3. Addax Sub is entitled to ERHC's share of oil production until Addax Sub recovers ERHC's costs.

In March 2006, ERHC sold a 28.67% participating interest in Block 2 of the JDZ to Sinopec International Petroleum Exploration and Production Corporation Nigeria ("Sinopec"), and a 14.33% participating interest in Block 2 of the JDZ to Addax Energy Nigeria Limited ("Addax Ltd."). In exchange, Sinopec paid ERHC $13,600,000 and Addax Ltd. paid ERHC $6,800,000 in the second quarter of fiscal 2006. Under this agreement, Sinopec will serve as operator, and Sinopec and Addax Ltd. will pay all of ERHC's future costs in respect of petroleum operations in Block 2. Sinopec and Addax Ltd. are entitled to ERHC's share of oil production until they recover ERHC's costs and Sinopec is to receive 6% interest on its future costs, up to $35,000,000, but only to the extent that those interest costs are covered by production.

Related to the sale of the participating interest in Block 2, ERHC agreed to pay a $3,000,000 cash success fee ($1,500,000 was paid in March 2006 and the remaining $1,500,000 is included in accounts payable at December 31, 2006) to Feltang International Inc., a British Virgin Island company that was responsible for obtaining Sinopec’s participation in Block 2. ERHC also will issue to Feltang 5,250,000 shares of common stock and warrants to purchase 6,500,000 shares at an exercise price of $0.355 per share. The common stock was valued at $4,803,750 (included in accounts payable at December 31, 2006) based on the quoted market value of the common stock on the date Sinopec signed the production sharing agreement.

ERHC ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following represents ERHC’s current rights in the JDZ blocks and the signature bonuses payable for each block:

JDZ Block #	Original Working Interest Percentage	Retained Interest	Signature Bonus Payable

2	30%	22%	Signature Bonus Free
3	20%	10%	Signature Bonus Free
4	25%	17.7%	Signature Bonus Free
5	15%	(a)	Signature Bonus Payable
6	15%	(a)	Signature Bonus Free
9	20%	(a)	Signature Bonus Payable
(a)	No contracts have been entered into as of the date hereof.

Note 5 - Income Taxes

At December 31, 2006 the Company had a consolidated net operating loss carry-forward (“NOL”) of approximately $10.1 million expiring through 2025. The Company had a deferred tax asset of approximately $3.4 million resulting from this NOL.  The loss carry-forwards are subject to certain limitations under the Internal Revenue Code including Section 382 of the Tax Reform Act of 1986. During the year ended September 30, 2006, the Company recognized a significant gain on the sale of various participation interests. This gain utilized a substantial portion of the Company’s net operating loss carry-forwards and such carry-forward were adjusted to remove losses limited under Section 382.

The composition of deferred tax assets and the related tax effects at December 31, 2006 and September 30, 2006 are as follows:

	December 31, 2006	September 30, 2006

Net operating losses	$2,930,000	$3,410,000
Accrual for asset retirement	164,900	164,900

Total deferred tax assets	3,094,900	3,574,900
Valuation allowance	(2,614,900)	(2,614,900)

Net deferred tax asset	$480,000	$960,000

The $480,000 deferred tax asset at December 31, 2006, represents the minimum NOL carry back claim from losses in the next two future years against the year ended September 2006 taxable income should no income be produced in future years. At December 31, 2006, $480,000 of the balance was reclassified to current income tax receivable.

The difference between the income tax benefit (provision) in the accompanying statement of operations and the amount that would result if the U.S. federal statutory rate of 34% were applied to pre-tax income (loss) for the three months ended December 31, 2006 and 2005, is as follows:

	Three Months Ended December 31,
	2006		2005
	Amount	%	Amount	%

Benefit for income tax at federal statutory rate	$268,988	34.0%	$415,948	34.0%
Amortization of deferred compensation	-	-	(34,550)	(2.8)
Change in valuation allowance	-	-	(381,398)	(31.2)
Other	12	-	-	-

	$269,000	34.0%	$-	-%

ERHC ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 - Stock-Based Compensation

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

From time to time, ERHC may be subject to routine litigation, claims, or disputes in the ordinary course of business for which the ultimate outcome, in the opinion of management, should not have a materially adverse effect on ERHC’s financial position.

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

Overview

ERHC reports as a development stage enterprise as there are currently no significant operations and no revenue has been generated from business activities. The Company was formed in 1986, as a Colorado corporation, and was engaged in a variety of businesses until 1996, when it began its current operations as an independent oil and gas company.  The Company’s goal is to maximize its value through exploration and exploitation of oil and gas reserves in the Gulf of Guinea offshore of central West Africa. The Company’s current focus is to exploit its only assets, which are rights to working interests in exploration acreage in the JDZ and the EEZ.  The Company has entered into production sharing agreements with upstream oil and gas companies in these JDZ Blocks. The technical and operational expertise in conducting exploration operations will be provided by the Company’s participating interest in oil and gas companies.

Sale of Participation Interests

On November 17, 2005, the Company agreed to sell its 33.3% participating interest in Block 4 of the Joint Development Zone between Sao Tome & Principe and Nigeria (“JDZ”) to Addax Petroleum (Nigeria Offshore 2) Limited for $18 million.  The Company retains a 17.7% participating interest in Block 4. This transaction was completed in February 2006.

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

Results of Operations

Three Months Ended December 31, 2006 Compared with Three Months Ended December 31, 2005

During the three months ended December 31, 2006, the Company had a net loss of $522,142, compared with a net loss of $1,228,984 for the three months ended December 31, 2005. Interest income increased from $4,269 in the three months ended December 31, 2005 to $543,632 in the three months ended December 31, 2006 due to the significant cash balance maintained by the Company as a result of proceeds from the sale of participation interests in the three JDZ Blocks under production sharing contracts with various consortium partners. General and administrative expenses increased from $1,230,517 in the three months ended December 31, 2005 to $1,331,898 in the three months ended December 31, 2006 due to two primary reasons: 1) legal expenses increased from $276,162 to $890,152, an increase of $613,990, primarily related to legal fees incurred in the Justice Department investigation, offset by 2) a decrease of $ 497,600 in financial consultant fees due to completion of the negotiations for the sale of participation interests in the three JDZ Blocks.

Liquidity and Capital Resources

As of December 31, 2006 the Company had $38,030,673 in cash and cash equivalents and short-term investments and positive working capital of $31,567,619. Management believes that this cash position should support working capital needs for more than 12 months.

Contractual Obligations

A tabular disclosure of contractual obligations at December 31, 2006, is as follows:

	Payments due by period
	Total	Less than 1 year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating Leases	$535,200	$107,040	$214,080	$214,080	-

Off-Balance Sheet Arrangements

At December 31, 2006, the Company has no off-balance sheet arrangements that have or are likely to have a material current or future effect on its financial condition or results of operations.

Debt Financing Arrangements

At December 31, 2006, the Company had short-term debt of $33,513 bearing interest at 5.5% per year. The Company had other current liabilities of $7,393,962 (Including related party liabilities as follows: $62,313 owed to Chrome Management, $40,350 due to the Company’s board of directors, and a liability of $125,000 due to the Company’s former CEO). Included in current liabilities is also a $1,500,000 finder’s fee accrual due in cash to Feltang and a $4,803,750 liability to Feltang that will be satisfied upon issuance of 5,250,000 shares of common stock.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s first strategy is to exploit its only assets, which are rights to working interests in the JDZ and EEZ under agreements with the JDA and DRSTP.  To achieve this strategy, the Company has formed relationships with other oil and gas companies with technical and financial capabilities to assist the Company in leveraging its interests in the JDZ. The Company also intends to form relationships with other oil and gas companies with technical and financial capabilities to assist the Company in leveraging its interests in the EEZ. The Company has succeeded in perfecting its interests in the 2001 Agreement with DRSTP or the 2003 Option Agreement and the Company is positioned to obtain sufficient financial and other resources to develop its interests.

At December 31, 2006, all of the Company’s operations were located outside the United States. The Company’s only assets are agreements with DRSTP and the JDA, which provide ERHC with rights to participate in exploration and production activities in the Gulf of Guinea off the coast of central West Africa. The governments that control these areas of geographic interest have historically experienced volatility, which is out of management’s control, and the Company’s ability to exploit its interests in the agreements in this area may be impacted by this circumstance. Furthermore, the future success of the Company’s international operations may be adversely affected by risks associated with international activities, including economic and labor conditions, political instability, risk of war, expropriation, renegotiation or modification of existing contracts, tax laws (including host-country import-export, excise and income taxes and United States taxes on foreign subsidiaries) etc., may adversely affect the Company’s future results of operations and financial condition.

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

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.  The Company’s management, with participation of the Company’s Chief Executive Officer and Principal Accounting Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the quarter covered by this Quarterly Report on Form 10-Q. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Changes in Internal Control over Financial Reporting

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

During October 2006, Lakeshore Capital Limited (“Lakeshore”) filed an arbitration claim against ERHC before the American Arbitration Association, seeking $4,400,000 for the alleged value of 4,500,000 shares of ERHC common stock and for a warrant to purchase 1,500,000 shares at an exercise price of $.20 per share, including interest and costs.  Lakeshore claims it is owed this sum for services previously rendered under a contract with ERHC.  ERHC has filed an arbitration response disputing Lakeshore’s claim and intends to vigorously defend itself in the arbitration and any other legal proceedings.

From time to time, ERHC may be subject to routine litigation, claims, or disputes in the ordinary course of business for which the ultimate outcome, in the opinion of management, should not have a materially adverse effect on ERHC’s financial position.

Item 1A. Risk Factors

You should carefully consider the risks described below before making any investment decision related to the Company's securities. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently known or that the Company currently deems immaterial may also impair the Company’s business.

THE COMPANY HAS HAD A HISTORY OF LOSSES.

The Company's business is at an early stage of development. Other than in the first quarter of 2006, the Company has not generated any revenue since its entry into the oil and gas business. The Company reported net income of $23,171,536 in fiscal year 2006 and net losses of $11,270,478 and $3,593,388, in fiscal years 2005 and 2004, respectively. While the Company had net income in 2006, this income was the result of a one time gain.

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

THE COMPANY'S OPERATIONS ARE LOCATED OUTSIDE OF THE UNITED STATES WHICH SUBJECTS IT TO RISKS ASSOCIATED WITH INTERNATIONAL ACTIVITIES.

At December 31, 2006, all of the Company's operations were located outside the United States. The Company's only assets are agreements with DRSTP and the JDA, which provide ERHC with rights to participate in exploration and production activities in the Gulf of Guinea off the coast of central West Africa. This geographic area of interest is controlled by foreign governments that have historically experienced volatility, which is out of management's control. The Company's ability to exploit its interests in the agreements in this area may be impacted by this circumstance.

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

THE COMPANY'S STOCK IS CONSIDERED A "PENNY STOCK."

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks”. Penny stocks generally are equity securities with a share price of less than $5.00. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. These disclosure requirements may have the effect of reducing the level of trading activity in any secondary market for a stock that becomes subject to the penny stock rules. The Company's common stock may be subject to the penny stock rules, and accordingly, investors in the common stock may find it difficult to sell their shares in the future, if at all.

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

None

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons, in the capacities and on the dates indicated below, have signed this report.

ERHC Energy, Inc.

Name	Title	Date

/s/ Nicolae Luca	Director and Acting President and	February 9, 2007
Nicolae Luca	Acting Chief Executive Officer

/s/ Sylvan Odobulu	Controller (Principal Accounting Officer)	February 9, 2007
Sylvan Odobulu