Form 10-Q
period 2007-03-31
ERHC Energy Inc
filed 2007-05-09
CIK 799235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission File Number 0-17325

(Exact name of registrant as specified in its charter)

Colorado	88-0218499
(State of Incorporation)	(I.R.S. Employer Identification No.)

5444 Westheimer Road
Suite 1440
Houston, Texas 77056
(Address of principal executive offices, including zip code)

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
Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares of common stock, par value $0.0001 per share, outstanding as of April 1, 2007 was 721,938,550.

ERHC ENERGY INC.

Part I. Financial Information		Page

Item 1.	Financial Statements

	Consolidated Balance Sheets at March 31, 2007 and September 30, 2006	3

	Consolidated Statements of Operations for the Three and Six Months Ended March 31, 2006 and 2007, and for the period from inception, September 5, 1995, to March 31, 2007	4

	Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2006 and 2007, and for the period from inception, September 5, 1995, to March 31, 2007	5

	Notes to the Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14

Item 4.	Controls and Procedures	15

Part II. Other Information

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 6.	Exhibits	18

	Signatures	19

PART I. FINANCIAL INFORMATION

Item 1.                      Unaudited Financial Statements

ERHC ENERGY INC. A CORPORATION IN THE DEVELOPMENT STAGE UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS March 31, 2007 and September 30, 2006

	March 31, 2007	September 30, 2006

ASSETS
Current assets:
Cash and cash equivalents	$36,036,422	$40,991,114
Prepaid expenses and other current assets	229,827	1,073,031
Deferred tax asset	-	480,000
Income tax receivable	946,000	-

Total current assets	37,212,249	42,544,145

DRSTP concession fee	2,839,500	2,839,500
Property and equipment, net	74,601	14,604
Deferred tax asset	480,000	480,000
Other assets	8,921	-

Total assets	$40,615,271	$45,878,249

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$5,402,333	$6,784,004
Accounts payable and accrued liabilities, related parties	103,814	69,439
Accrued interest	5,954	5,023
Federal income taxes payable	-	3,013,147
Asset retirement obligation	485,000	485,000
Current portion of convertible debt	33,513	33,513

Total current liabilities	6,030,614	10,390,126

Commitments and contingencies:

Shareholders' equity:
Preferred stock, par value $0.0001; authorized 10,000,000 shares; none issued and outstanding	-	-
Common stock, par value $0.0001; authorized 950,000,000 shares; issued and outstanding 721,938,550 and 718,988,982 at March 31, 2007 and September 30, 2006, respectively	72,194	71,899
Additional paid-in capital	91,715,287	91,652,399
Losses accumulated in the development stage	(57,202,824)	(56,236,175)

Total shareholders’ equity	34,584,657	35,488,123

Total liabilities and shareholders' equity	$40,615,271	$45,878,249

The accompanying notes are an integral part of the consolidated condensed financial statements.

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended March 31, 2006 and 2007 and for the Period from Inception,
September 5, 1995, to March 31, 2007

	Three Months Ended March 31,		Six Months Ended March 31,		Inception to March 31,
	2006	2007	2006	2007	2007

Operating costs and expenses:
General and administrative expenses	$1,725,249	$1,175,366	$2,955,766	$2,507,263	$61,645,526
Depreciation, depletion and amortization	2,275	6,175	4,550	8,590	1,372,603
Write-offs and abandonments	-	-	-	-	7,742,128

Loss from operations	(1,727,524)	(1,181,541)	(2,960,316)	(2,515,853)	(70,760,257)

Other income and (expenses):
Interest income	27,399	540,495	31,668	1,084,126	2,233,762
Gain from settlement	-	-	-	-	252,310
Other income	-	-	-	-	439,827
Gain from sale of partial interest in DRSTP concession	30,102,250	-	30,102,250	-	30,102,250
Interest expense	(461)	(461)	(922)	(922)	(12,124,141)
Loss on extinguishment of debt	-	-	-	-	(5,749,575)

Total other income and expenses, net	30,129,188	540,034	30,132,996	1,083,204	15,154,433

Income (loss) before benefit (provision) for income taxes	28,401,664	(641,507)	27,172,680	(1,432,649)	(55,605,824)

Benefit (provision) for income taxes
Current	(3,300,000)	197,000	(3,300,000)	946,000	(2,077,000)
Deferred	960,000	-	960,000	(480,000)	480,000

Total benefit (provision) for income taxes	(2,340,000)	197,000	(2,340,000)	466,000	(1,597,000)

Net income (loss)	$26,061,664	$(444,507)	$24,832,680	$(966,649)	$(57,202,824)

Net income (loss) per share of common stock - basic and diluted	$0.04	$(0.00)	$0.03	$(0.00)

Weighted average number of shares of common stock outstanding
Basic	710,912,226	721,010,104	710,912,226	719,988,438
Diluted	716,288,841	N/A	713,462,341	N/A

The accompanying notes are an integral part of the consolidated condensed financial statements.

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended March 31, 2006 and 2007 and for the Period from Inception,
September 5, 1995, to March 31, 2007

	2006	2007	Inception to March 31, 2007

Cash Flows from Operating Activities
Net income (loss)	$24,832,680	$(966,649)	$(57,202,824)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation, depletion and amortization expenses	4,551	8,590	1,372,603
Write-offs and abandonment	-	-	7,742,128
Deferred income taxes	(960,000)	480,000	(480,000)
Compensatory stock options	1,156,990	63,183	1,147,523
Gain from settlement	-	-	(252,310)
Gain on sale of partial interest in DRSTP concession	(30,102,250)	-	(30,102,250)
Amortization of beneficial conversion feature associated with convertible debt	-	-	2,793,929
Amortization of deferred compensation	-	-	1,257,863
Common stock issued for services	-	-	20,897,077
Common stock issued for settlements	-	-	225,989
Common stock issued for officer bonuses	-	-	5,015,000
Common stock issued for interest and penalties on convertible debt	-	-	10,631,768
Common stock issued for board compensation	-	-	1,976,548
Loss on extinguishment of debt	-	-	5,682,368
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(102,532)	843,204	(229,827)
Income tax refundable	-	(946,000)	(946,000)
Other assets	-	(8,921)	(8,921)
Accounts payable and other accrued liabilities	256,392	(1,381,671)	(2,396,394)
Accrued federal income taxes	3,300,000	(3,013,147)	-
Accounts payable, and accrued liabilities, related party	110,450	34,375	103,814
Accrued interest - related party	-	931	931
Accrued retirement obligation	-	-	485,000

Net cash used by operating activities	(1,503,719)	(4,886,105)	(32,285,985)

Cash Flows from Investing Activities
Purchase of DRSTP concession	-	-	(5,679,000)
Proceeds from sale of partial interest in DRSTP concession	45,900,000	-	45,900,000
Purchase of furniture and equipment	-	(68,587)	(873,979)

Net cash provided (used) by investing activities	45,900,000	(68,587)	39,347,021

The accompanying notes are an integral part of the consolidated condensed financial statements.

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended March 31, 2006 and 2007 and for the Period from Inception,
September 5, 1995, to March 31, 2007

	2006	2007	Inception to March 31, 2007

Cash Flows from Financing Activities:
Proceeds from warrants exercised	$-	$-	$160,000
Proceeds from common stock, net of expenses	-	-	6,955,049
Proceeds from related party line of credit	-	-	2,750,000
Proceeds from related party debt	-	-	158,700
Proceeds from related party convertible debt	-	-	8,207,706
Proceeds from convertible debt	-	-	9,019,937
Proceeds from note payable to bank	-	-	175,000
Proceeds from shareholder loans	-	-	1,845,809
Collection of stock subscription receivable	-	-	913,300
Repayment of shareholder loans	-	-	(1,020,607)
Repayment of long-term debt	-	-	(189,508)

Net cash provided by investing activities	-	-	28,975,386

Net increase (decrease) in cash and cash equivalents	44,396,281	(4,954,692)	36,036,422

Cash and cash equivalents, beginning of period	988,490	40,991,114	-

Cash and cash equivalents, end of period	$45,384,771	$36,036,422	$36,036,422

Supplemental Disclosure of Cash Flow Information

Cash paid for interest expense	$-	$-

Cash paid for income taxes	-	3,013,147

The accompanying notes are an integral part of the consolidated condensed financial statements.

ERHC ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1– Basis of Presentation and Business Organization

The consolidated financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), reflect all adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods on a basis consistent with the annual audited financial statements.  All such adjustments are of a normal recurring nature.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year.  Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

General Business and Nature of Operations and Significant Accounting Policies

ERHC Energy Inc. (“ERHC” or the “Company”) is an independent oil and gas company. The Company was formed in 1986, as a Colorado corporation, and was engaged in a variety of businesses until 1996, when it began its current operations as an independent oil and gas company.  The Company’s goal is to maximize its value through exploration and exploitation of oil and gas reserves in the Gulf of Guinea offshore central West Africa.  The Company’s current focus is to exploit its only assets, which are rights to working interests in exploration acreage in the Joint Development Zone (“JDZ”) between the Democratic Republic of Sao Tome & Principe (“DRSTP”) and the Federal Republic of Nigeria (“FRN”) and in the exclusive territorial waters of Sao Tome (the “Exclusive Economic Zone” or “EEZ”).  The Company has formed relationships with upstream oil and gas companies to assist the Company in exploiting its assets in the JDZ. The Company is currently exploring opportunities in other areas of the energy industry with emphasis in supply and trading.

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

Stock-Based Compensation

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123R, “Share-Based Payment” effective October 1, 2005. The Company adopted the modified prospective transition method provided under SFAS No. 123R and consequently has not retroactively adjusted results for prior periods.

ERHC ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2- Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following as of each balance sheet date:

	March 31, 2007	September 30, 2006

Accrued success fee (See Note 4)	$-	$1,500,000
Accrued stock payable – success fee (See Note 4)	4,803,750	4,803,750
Accrued settlement payable	75,000	175,000
Accounts payable	523,583	305,254

	$5,402,333	$6,784,004

Note 3 - Revision to Financial Statements

ERHC has revised its financial statements to report as a development stage company for the year ended September 30, 2006 and subsequent periods. Accordingly, the statements of operations and cash flows include inception to date amounts.

Note 4- Sao Tome Concession

In November 2005, ERHC sold a 33.3% participating interest in Block 4 of the JDZ to Addax Petroleum (Nigeria Offshore 2) Limited ("Addax"). In exchange, Addax paid ERHC $18,000,000 in the second quarter of fiscal 2006. Under the participation agreement, Addax will serve as operator, and Addax will pay all of ERHC's future costs in respect of all petroleum operations in Block 4. Addax is entitled to ERHC's share of oil production until Addax recovers ERHC's costs.

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

Related to the sale of the participating interest in Block 2, ERHC agreed to pay a $3,000,000 cash success fee ($1,500,000 was paid in March 2006 and the remaining $1,500,000 was paid in March 2007) to Feltang International Inc., a British Virgin Island company that was responsible for obtaining Sinopec’s participation in Block 2. ERHC also will issue to Feltang 5,250,000 shares of common stock and warrants to purchase 6,500,000 shares at an exercise price of $0.355 per share. The common stock was valued at $4,803,750 (included in accounts payable at March 31, 2007) based on the quoted market value of the common stock on the date Sinopec signed the production sharing agreement.

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

Note 5 - Income Taxes

At March 31, 2007 the Company had a consolidated net operating loss carry-forward (“NOL”) of approximately $10.1 million expiring through 2025. The Company had a deferred tax asset of approximately $3.4 million resulting from this NOL.  The NOLs are subject to certain limitations under the Internal Revenue Code of 1986, as amended, including Section 382 of the Tax Reform Act of 1986.  During the fiscal year ended September 30, 2006, the Company recognized a significant gain on the sale of various participation interests. This gain utilized a substantial portion of the Company’s NOLs and such NOLs were adjusted to remove losses limited under Section 382.

The composition of deferred tax assets and the related tax effects at March 31, 2007 and September 30, 2006 are as follows:

	March 31, 2007	September 30, 2006

Net operating losses	$2,930,000	$3,410,000
Accrual for asset retirement	164,900	164,900

Total deferred tax assets	3,094,900	3,574,900
Valuation allowance	(2,614,900)	(2,614,900)

Net deferred tax asset	$480,000	$960,000

The $480,000 deferred tax asset at March 31, 2007 represents the minimum NOL carry back claim from losses in the next two future years against the fiscal year ended September 30, 2006 taxable income should no income be produced in future years. At March 31, 2007, $480,000 of the balance was reclassified to current income tax receivable.

The difference between the income tax benefit (provision) in the accompanying statements of operations and the amount that would result if the U.S. federal statutory rate of 34% were applied to pre-tax income (loss) for the three and six months ended March 31, 2007 and 2006, is as follows:

ERHC ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 - Income Taxes, continued

	Three Months Ended March 31,				Six Months Ended March 31,
	2006		2007		2006		2007
	Amount	%	Amount	%	Amount	%	Amount	%

Benefit (provision) for income taxes at the federal statutory rate	$(9,656,566)	(34)%	$218,112	34%	$(9,238,711)	(34)%	$487,101	34%
Gain on sale	(59,243)	-	-	-	(59,243)	(0)	-	-
Expiration and adjustment of NOLs	19,179,493	67	-	-	19,179,493	70	-	-
Consultants stock
Compensatory
stock options	-	-	(21,482)	(3)	-	-	(21,482)	(1)
option expense	257,003	1	-	-	393,377	1	-	-
Change in valuation Allowance	(12,266,000)	(43)	-	-	(12,266,000)	(45)	-	-
Other	205,313	1	370	-	(348,916)	(1)	381	-

	$(2,340,000)	(8)%	$197,000	31%	$(2,340,000)	(9)%	$466,000	33%

Note 7 – Stock-Based Compensation

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

At March 31, 2007, there was $160, 717 of unrecognized compensation cost related to nonvested options, which is expected to be recognized  over a remaining weighted-average vesting period of nine months.

Note 8 – Earnings Per Share

Basic earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed on the basis of the weighted average number of shares plus the effect of dilutive potential shares of common stock outstanding during the period using the treasury stock method.  Dilutive potential shares of common stock include shares issuable pursuant to outstanding stock warrants.

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
(Unaudited)

Note 9 - Commitments and Contingencies, continued

Operating Lease

ERHC leases office space at 5444 Westheimer Road, Houston, Texas. The amended lease for office space expires December 2011. The monthly base rent payment was $3,567 based on approximately 1,900 square feet of office space and in December 2006, ERHC amended this lease to increase the office space to approximately 5,200 square feet at a monthly base rent payment of $8,920.

Employment Agreement

In December 2006, ERHC hired an employee who receives a monthly salary and may receive options for a total of 1,000,000 shares of common stock upon completing one full year of service and attaining management set performance targets.  These options have a cashless exercise provision.

Legal Proceedings

On May 4, 2006, a Federal court search warrant was executed on the Company seeking various records including, among other matters, documents, if any, related to correspondence with foreign governmental officials or entities in Sao Tome and Nigeria.

Related SEC subpoenas issued on May 9, 2006 and August 29, 2006 also requested a range of documents. ERHC continues to interface with both the U.S. Department of Justice (“DOJ”) and SEC investigators and respond to the SEC subpoenas and any additional requests for information from the DOJ or SEC.

During October 2006, Lakeshore Capital Limited (“Lakeshore”) filed an arbitration claim against ERHC seeking $4,400,000 for the alleged value of 4,500,000 shares of ERHC common stock and for a warrant to purchase 1,500,000 shares at an exercise price of $.20 per share, including interest and costs.  Lakeshore claims it is owed this sum for services previously rendered under a contract with ERHC.  ERHC has filed an arbitration response disputing Lakeshore’s claim and intends to vigorously defend itself in the arbitration and any other legal proceedings.

From time to time, ERHC may be subject to routine litigation, claims, or disputes in the ordinary course of business for which the ultimate outcome, in the opinion of management, should not have a material adverse effect on ERHC’s financial position.

Note 10 – Common Stock

During the quarter ended March 31, 2007, 5,625,000 warrants were exercised on a cashless basis for 2,949,568 shares of common stock.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s unaudited consolidated financial statements (including the notes thereto) and Item 1A of Part II, “Risk Factors,” included elsewhere in this report and the Company’s audited consolidated financial statements and the notes thereto, Item 7, “Management’s Discussion and Analysis of Financial Condition and Plan of Operations” and Item 1A, “Risk Factors” included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006 and Item 1A of Part II, “Risk Factors,” included in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2006.  The Company’s historical results are not necessarily an indication of trends in operating results for any future period.   References to “ERHC” or the “Company” mean ERHC Energy Inc., a Colorado corporation, and, unless expressly stated or the context otherwise requires.

Overview

ERHC reports as a development stage enterprise as there are currently no significant operations and no revenue has been generated from business activities. The Company was formed in 1986, as a Colorado corporation, and was engaged in a variety of businesses until 1996, when it began its current operations as an independent oil and gas company.  The Company’s goal is to maximize its value through exploration and exploitation of oil and gas reserves in the Gulf of Guinea offshore central West Africa. The Company’s current focus is to exploit its only assets, which are rights to working interests in exploration acreage in the Joint Development Zone (“JDZ”) between the Democratic Republic of Sao Tome & Principe (“DRSTP” [or “Sao Tome”]) and the Federal Republic of Nigeria (“FRN”) and in the exclusive territorial waters of Sao Tome (the “Exclusive Economic Zone” or “EEZ”).  The Company has entered into production sharing agreements with upstream oil and gas companies in these JDZ Blocks. The technical and operational expertise in conducting exploration operations will be provided by the Company’s participating interest in oil and gas companies.

Sale of Participation Interests

On November 17, 2005, the Company sold a 33.3% participating interest in Block 4 of the JDZ to Addax Petroleum (Nigeria Offshore 2) Limited for $18 million. The Company retains a 17.7% participating interest in Block 4. This transaction was completed in February 2006.

On February 16, 2006, the Company sold a 15% participating interest in Block 3 of the JDZ to Addax Petroleum Resources Nigeria Limited for $7.5 million, leaving a 10% participating interest in Block 3 to the Company.

On March 2, 2006, the Company sold a 28.67% participating interest in Block 2 of the JDZ to Sinopec International Petroleum Exploration and Production Corporation Nigeria, and a 14.33% participating interest in Block 2 of the JDZ to Addax Energy Nigeria Limited for $13.6 million and $6.8 million, respectively, leaving a 22% participating interest in Block 2 to the Company.

All of these sales proceeds were received by the Company during the quarter ended March 31, 2006, and such sale proceeds were accounted for as a $30,102,250 net gain from the sale of participation interests in the concession.

Results of Operations

Three Months Ended March 31, 2007 Compared with Three Months Ended March 31, 2006

During the three months ended March 31, 2007, the Company had a net loss of $444,507, compared with net income of $26,061,664 for the three months ended March 31, 2006.  In March 2006, a gain of $30,102,250 was recorded from the sale of participation interests in the three JDZ Blocks under production sharing contracts with various consortium partners.  Interest income increased from $27,399 in the three months ended March 31, 2006 to $540,495 in the three months ended March 31, 2007 due to the significant cash balances maintained by the Company following the sale of the participation interests.  General and administrative expenses decreased from $1,725,249 in the three months ended March 31, 2006 to $1,175,366 in the three months ended March 31, 2007 primarily due to a decrease of $1,093,076 in financial consultant fees due to the recognition of stock option expense during the three months ended March 31, 2006 and the recording of a liability due to the Company’s former Chief Executive Officer in the same period, which was partially offset by an increase in legal expenses from $167,407 in the quarter ended March 31, 2006 to $643,924 in the quarter ended March 31, 2007, an increase of $476,517, primarily related to legal fees incurred in connection with the Justice Department investigation of the Company.  See “Legal Proceedings” in Item 1 of Part II of this report.

Six Months Ended March 31, 2007 Compared with Six Months Ended March 31, 2006

During the six months ended March 31, 2007, the Company had a net loss of $966,649, compared with net income of $24,832,680 for the six months ended March 31, 2006.  In March 2006, a gain of $30,102,250 was recorded from the sale of participation interests in the three JDZ Blocks under production sharing contracts with various consortium partners.  Interest income increased from $31,668 in the six months ended March 31, 2006 to $1,084,126 in the six months ended March 31, 2007 due to the significant cash balance maintained by the Company following the sale of the participation interests.  General and administrative expenses decreased from $2,955,766 in the six months ended March 31, 2006 to $2,507,263 in the six months ended March 31, 2007 primarily due to a decrease of $1,587,306 in financial consultant fees due to the recognition of stock option expense during the six months ended March 31, 2006 and the recording of a liability due to the Company’s former Chief Executive Officer in the same period, which was partially offset by an increase in legal expenses from $443,569 in the six months ended March 31, 2006 to $1,534,076 in the six months ended March 31, 2007, an increase of $1,090,507, primarily related to legal fees incurred in connection with the Justice Department investigation of the Company.  See “Legal Proceedings” in Item 1 of Part II of this report.

Liquidity and Capital Resources

As of March 31, 2007, the Company had $36,036,422 in cash and cash equivalents and short-term investments and positive working capital of $31,181,635.  Management believes that this cash position should support working capital needs for more than 12 months.

Off-Balance Sheet Arrangements

At March 31, 2007, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on its financial condition or results of operations.

Debt Financing Arrangements

At March 31, 2007, the Company had short-term debt of $33,513 bearing interest at 5.5% per year. The Company had other current liabilities of $5,997,101 (including related party liabilities as follows: $62,314 owed to Chrome Management, $41,500 due to the Company’s board of directors, and a liability of $75,000 due to the Company’s former CEO). Included in current liabilities is also a $4,803,750 liability to Feltang International Inc. that will be satisfied upon issuance of 5,250,000 shares of common stock.

Forward-Looking Statements

The Company or its representatives may, from time to time, make or incorporate by reference certain written or oral statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (“the Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements.  Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain or be identified by the words “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “believe,” “should,” “could,” “may,” “might,” “will,” “will be,” “will continue,” “will likely result,” “project,” “forecast,” “budget” and similar expressions.  Statements made by the Company in this report that contain forward-looking statements include, but are not limited to, information concerning the Company’s possible or assumed future business activities and results of operations and statements about the following subjects:

•	business strategy;
•	growth opportunities;
•	future market conditions and the effect of such conditions on the Company’s future activities or results of operations;
•	future uses of and requirements for financial resources;
•	interest rate and foreign exchange risk;
•	future contractual obligations;
•	outcomes of legal proceedings;
•	future operations outside the United States;
•	competitive position;
•	expected financial position;
•	future cash flows;

•	future dividends;
•	financing plans;
•	tax planning;
•	budgets for capital and other expenditures;
•	plans and objectives of management;
•	compliance with applicable laws; and
•	adequacy of insurance or indemnification.

These types of statements and other forward-looking statements inherently are subject to a variety of assumptions, risks and uncertainties that could cause actual results, levels of activity, performance or achievements to differ materially from those expected, projected or expressed in forward-looking statements.  These risks and uncertainties include, among others, the following:

•	general economic and business conditions;
•	worldwide demand for oil and natural gas;
•	changes in foreign and domestic oil and gas exploration, development and production activity;
•	oil and natural gas price fluctuations and related market expectations;
•	the ability of the Organization of Petroleum Exporting Countries, commonly called OPEC, to set and maintain production levels and pricing, and the level of production in non-OPEC countries;
•	policies of the various governments regarding exploration and development of oil and gas reserves;
•	advances in exploration and development technology;
•	the political environment of oil-producing regions;
•	casualty losses;
•	competition;
•	changes in foreign, political, social and economic conditions;
•	risks of international operations, compliance with foreign laws and taxation policies and expropriation or nationalization of equipment and assets;
•	risks of potential contractual liabilities;
•	foreign exchange and currency fluctuations and regulations, and the inability to repatriate income or capital;
•	risks of war, military operations, other armed hostilities, terrorist acts and embargoes;
•	regulatory initiatives and compliance with governmental regulations;
•	compliance with environmental laws and regulations;
•	customer preferences;
•	effects of litigation and governmental proceedings;
•	cost, availability and adequacy of insurance;
•	adequacy of the Company’s sources of liquidity;
•	the availability of qualified personnel; and
•	various other matters, many of which are beyond the Company’s control.

The risks and uncertainties included here are not exhaustive.  Other sections of this report and the Company’s other filings with the U.S. Securities and Exchange Commission (“SEC”) include additional factors that could adversely affect the Company’s business, results of operations and financial performance.  Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements.  Forward-looking statements included in this report speak only as of the date of this report.  The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement to reflect any change in its expectations with regard to the statement or any change in events, conditions or circumstances on which any forward-looking statement is based.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The information included in this Item 3 is considered to constitute “forward-looking statements” for purposes of the statutory safe harbor provided in Section 27A of the Securities Act and Section 21E of the Exchange Act.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements” in Item 2 of Part I of this report.

The Company’s first strategy is to exploit its only assets, which are rights to working interests in the JDZ and EEZ under agreements with the Joint Development Authority and DRSTP.  To achieve this strategy, the Company has formed relationships with other oil and gas companies with technical and financial capabilities to assist the Company in leveraging its interests in the JDZ.  The Company also intends to form relationships with other oil and gas companies with technical and financial capabilities to assist the Company in leveraging its interests in the EEZ.

At March 31, 2007, all of the Company’s operations were located outside the United States.  The Company’s only assets are agreements with DRSTP and the JDA, which provide ERHC with rights to participate in exploration and production activities in the Gulf of Guinea off the coast of central West Africa.  The governments that control these areas of geographic interest have historically experienced volatility, which is out of management’s control, and the Company’s ability to exploit its interests in the agreements in this area may be limited by this circumstance. Furthermore, the future success of the Company’s international operations may be adversely affected by risks associated with international activities, including, amoung others, economic and labor conditions, political instability, risk of war, expropriation, renegotiation or modification of existing contracts, and compliance with tax laws (including host-country import-export, excise and income taxes and United States taxes on foreign subsidiaries) , which may adversely affect the Company’s future results of operations and financial condition.

Market risks relating to the Company’s operations result primarily from changes in interest rates as well as credit risk concentrations.  The Company’s interest expense is generally not sensitive to changes in the general level of interest rates in the United States, particularly because a substantial majority of its indebtedness is at fixed rates.

At March 31, 2007, the Company held no derivative financial or commodity instruments, nor did it engage in any foreign currency denominated transactions.

Item 4. Controls and Procedures

The Company’s Chief Executive Officer and Principal Accounting Officer participated in an evaluation by management of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the last fiscal quarter that ended on March 31, 2007.  Based on their participation in that evaluation, the Company’s Chief Executive Officer and Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007 to ensure that required information is disclosed on a timely basis in its reports filed or furnished under the Exchange Act.

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On May 4, 2006, a search warrant issued by the U.S. District Court of the Southern District of Texas, Houston Division, was executed on the Company seeking various records including, among other matters, documents, if any, related to correspondence with foreign governmental officials or entities in Sao Tome and Nigeria. The search warrant cited, among other things, alleged violations of the Foreign Corrupt Practices Act, Section 10(b) of the Exchange Act, Rule 10b-5 under the Exchange Act and criminal conspiracy and wire fraud statutes.  With the guidance of the law firm of Akin Gump Strauss Hauer & Feld LLP, ERHC Energy continues to work with the U.S. Department of Justice in connection with the Department’s investigation. The Department of Justice agreed to ERHC’s request to return to ERHC a complete copy set of all paper documents seized in the Government’s May 4, 2006 search of ERHC’s Houston office. ERHC has received a copy set of these business documents. ERHC filed suit in federal district court in Texas in June. The lawsuit sought to protect the company’s attorney-client privileged documents and to allow ERHC counsel to determine the factual basis for the Justice Department’s search warrant affidavit, which is currently under seal. Although the judge has ordered that the affidavit remain under seal, his ruling requires the Justice Department to provide a neutral “taint team” to review all seized documents and to identify those that may be privileged. The neutral taint team is charged with the responsibility to withhold from the investigating attorneys any documents that it believes to be privileged. The ruling also provides the Company with the right to challenge the Justice Department’s privilege determinations in court. Since the ruling, ERHC has been in communication with the Justice Department regarding the Government’s compliance with the ordered taint team procedures, and regarding the Government’s ongoing investigation.

The attorneys of Akin Gump Strauss Hauer & Feld LLP are also assisting in ERHC’s response to a related SEC subpoena issued on May 9, 2006, and to a second related subpoena issued on August 29, 2006. The subpoenas request a range of documents, including among others, all documents related to correspondence with foreign governmental officials or entities in Sao Tome and Nigeria as well as for personnel records (specifically, those regarding former CFO, Franklin Ihekwoaba) and other corporate records from the Company. ERHC has responded to both subpoenas.

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

From time to time, ERHC may be subject to routine litigation, claims, or disputes in the ordinary course of business for which the ultimate outcome, in the opinion of management, should not have a material adverse effect on ERHC’s financial position.

Item 1A. Risk Factors

The Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006 (“2006 Annual Report”), as modified by its Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2006 (“First Quarterly Report”), includes a detailed discussion of certain material risk factors facing the Company.  The information presented below describes updates and additions to such risk factors and should be read in conjunction with the risk factors and information disclosed in ERHC’s 2006 Annual Report and First Quarterly Report.  References to “ERHC,” “we,” “us” or “our” mean ERHC Energy Inc., a Colorado corporation.

The risk factor in our First Quarterly Report captioned “The Company’s Non-Operator Status Limits Its Control Over Its Oil and Gas Projects in the JDZ or EEZ.” is amended and restated in its entirety as follows:

OUR NON-OPERATOR STATUS LIMITS OUR CONTROL OVER OUR OIL AND GAS PROJECTS IN THE JDZ OR EEZ.

We will focus primarily on creating exploration opportunities and forming relationships with oil and gas companies to develop those opportunities in the JDZ or EEZ. As a result, we will have only a limited ability to exercise control over a significant portion of a project's operations or the associated costs of those operations in the JDZ or EEZ. The success of a future project is dependent upon a number of factors that are outside our areas of control. These factors include:

•	the availability of future capital resources to us and the other participants to be used for drilling wells;

•	the approval of other participants for the drilling of wells on the projects;

•	the economic conditions at the time of drilling, including the prevailing and anticipated prices for oil and gas; and

•	the availability of deep water drilling rigs.

Our reliance on other project participants and our limited ability to directly control future project costs could have a material adverse effect on our future expected rates of return, results of operations, financial condition and cash flow.

The risk factor in our First Quarterly Report captioned “The Company’s Operations Are Located Outside of the United States which Subjects It to Risks Associated with International Activities.” is amended and restated in its entirety as follows:

OUR OPERATIONS ARE LOCATED OUTSIDE OF THE UNITED STATES WHICH SUBJECTS US TO RISKS ASSOCIATED WITH INTERNATIONAL ACTIVITIES.

At March 31, 2007, all of our operations were located outside the United States.  Our only assets are agreements with DRSTP, the EEZ and the JDA, which provide ERHC with rights to participate in exploration and production activities in the Gulf of Guinea off the coast of central West Africa.  This geographic area of interest is controlled by foreign governments that have historically experienced volatility, which is out of management's control. Our ability to exploit our interests in the agreements in this area may be adversely impacted by this circumstance.

The future success of our international operations may also be adversely affected by risks associated with international activities, including economic and labor conditions, political instability, risk of war, expropriation, renegotiation or modification of existing contracts, tax laws (including host-country import-export, excise and income taxes and United States taxes on  foreign  subsidiaries)  and  changes  in the value of the U.S. dollar versus the local currencies in which future oil and gas producing activities may be  denominated.  As well, changes in exchange rates may adversely affect our future results of operations and financial condition.

In addition, to the extent we engage in operations and activities outside the United States, we are subject to the Foreign Corrupt Practices Act (“FCPA”), which generally prohibits U.S. companies and their intermediaries from making corrupt payments to foreign officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment, and requires companies to maintain adequate record-keeping and internal accounting practices to accurately reflect the transactions of the company.  The FCPA applies to companies, individual directors, officers, employees, and agents.  The FCPA also applies to foreign companies and persons taking any act in furtherance of such corrupt payments while in the United States.  Under the FCPA, U.S. companies may be held liable for actions taken by strategic or local partners or representatives.

The FCPA imposes civil and criminal penalties for violations of the Act.  Civil penalties may include fines of up to $500,000 per violation, and equitable remedies such as disgorgement of profits causally connected to the violation (including prejudgment interest on such profits) and injunctive relief.  Criminal penalties for violations of the corrupt payments provisions could range up to the greater of $2 million per violation or twice the gross pecuniary gain sought by making the payment, and/or incarceration for up to 5 years per violation.  Moreover, if a director, officer or employee of a company is found to have willfully violated the FCPA books and records provisions, the maximum penalty would be imprisonment for 20 years per violation.  Maximum fines of up to $25 million also may be imposed for willful violations of the books and records provisions by a company.

The SEC and/or the Department of Justice (“DOJ”) could assert that there have been multiple violations of the FCPA, which could lead to multiple fines.  The amount of any fines or monetary penalties which could be assessed would depend on, among other factors, findings regarding the amount, timing, nature and scope of any improper payments, whether any such payments were authorized by or made with knowledge of ERHC or its affiliates, the amount of gross pecuniary gain or loss involved, and the level of cooperation provided to the government authorities during the investigations.  Negotiated dispositions of these types of violations also frequently result in an acknowledgement of wrongdoing by the entity and the appointment of a monitor on terms agreed upon with the SEC and DOJ to review and monitor current and future business practices, including the retention of agents, with the goal of assuring future FCPA compliance.  Other potential consequences could be significant and include suspension or debarment of ERHC’s ability to contract with governmental agencies of the United States and of foreign countries.  Any determination that ERHC has violated the FCPA could result in sanctions that could have a material adverse effect on our business, prospects, operations, financial condition and cash flow.

The following new risk factor is added:

We are under investigation by the SEC and the DOJ, and the results of these investigations could have a material adverse effect on our business, prospects, operations, financial condition and cash flow.

On May 4, 2006, a search warrant issued by the U.S. District Court of the Southern District of Texas, Houston Division, was executed on ERHC seeking various records including, among others,  documents, if any, related to correspondence with foreign governmental officials or entities in Sao Tome and Nigeria.  The search warrant cited, among other things, possible violations of the FCPA, Section 10(b) of the Exchange Act, Rule 10b-5 under the Exchange Act and criminal conspiracy and wire fraud statutes.  ERHC filed suit in federal district court in Texas in June 2006 seeking to protect our attorney-client privileged documents and to allow our counsel to determine the factual basis for the DOJ’s search warrant affidavit, which is currently under seal.

A related SEC subpoena was issued on May 9, 2006, and a second related subpoena issued on August 29, 2006.  The subpoenas request from ERHC a range of documents including all documents related to correspondence with foreign governmental officials or entities in Sao Tome and Nigeria personnel records (specifically, those regarding our former Chief Financial Officer, Franklin Ihekwoaba) and other corporate records.  We have been actively responding to both subpoenas.  Please see “Legal Proceedings” for more information.

The investigations by the DOJ and SEC are continuing.  We anticipate that these investigations will be lengthy and do not expect these investigations to be concluded in the immediate future.  If violations are found, we may be subject to criminal, civil and/or administrative sanctions, including substantial fines, and the resolution or disposition of these matters could have a material adverse effect on our business, prospects, operations, financial condition and cash flow.

These investigations could also result in:

•	third party claims against us, which may include claims for special, indirect, derivative or consequential damages;
•	damage to our business, operations and reputation;
•	loss of, or adverse effect on, cash flow, assets, goodwill, operations and financial condition, business, prospects, profits or business value;
•	adverse consequences on our ability to obtain or continue financing for current or future projects; and/or
•	claims by directors, officers, employees, affiliates, advisors, attorneys, agents, debt holders or other interest holders or constituents of ERHC.

Continuing negative publicity arising out of these investigations could also adversely affect our business and prospects in the commercial marketplace.  In addition, these investigations have resulted in increased expenses to ERHC, including substantial legal fees and the diversion of management’s attention from our operations and other activities.  If we incur costs or losses as a result of these matters, we may not have the liquidity or funds to address those costs or losses, in which case such costs or losses could have a material adverse effect on our business, prospects, operations, financial condition and cash flow.

Item 6. Exhibits

3.1*	Articles of Incorporation, as amended, of the Company

3.2*	Amended By-laws of the Company

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2*	Rule 13a-14(a) Certification of the Principal Accounting Officer

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Principal Accounting Officer

*  Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ERHC Energy Inc.

Name	Title	Date

/s/ Nicolae Luca	Director and Acting President and	May 9, 2007
Nicolae Luca	Acting Chief Executive Officer

/s/ Sylvan Odobulu	Controller (Principal Accounting Officer)	May 9, 2007
Sylvan Odobulu

EXHIBIT INDEX

3.1*	Articles of Incorporation, as amended, of the Company

3.2*	Amended By-laws of the Company

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2*	Rule 13a-14(a) Certification of the Principal Accounting Officer

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Principal Accounting Officer