Form 10-Q
period 2007-06-30
ERHC Energy Inc
filed 2007-08-09
CIK 799235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares of common stock, par value $0.0001 per share, outstanding as of July 31, 2007 was 721,938,550.

ERHC ENERGY INC.

Part I. Financial Information		Page

Item 1.	Financial Statements

	Consolidated Balance Sheets at June 30, 2007 and September 30, 2006	3

	Consolidated Statements of Operations for the Three and Nine Months Ended June 30, 2006 and 2007, and for the period from inception, September 5, 1995, to June 30, 2007	4

	Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2006 and 2007, and for the period from inception, September 5, 1995, to June 30, 2007	5

	Notes to the Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16

Item 4.	Controls and Procedures	17

Part II. Other Information

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	19

Item 6.	Exhibits	21

	Signatures	22

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS
June 30, 2007 and September 30, 2006

	June 30, 2007	September 30, 2006

ASSETS
Current assets:
Cash	$35,759,814	$40,991,114
Prepaid expenses and other current assets	200,262	1,073,031
Deferred tax asset	-	480,000
Income tax refundable	851,000	-

Total current assets	36,811,076	42,544,145

DRSTP concession fee	2,839,500	2,839,500
Furniture and equipment, net	71,146	14,604
Deferred tax asset	480,000	480,000
Other assets	8,921	-

Total assets	$40,210,643	$45,878,249

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

Accounts payable and accrued liabilities	$5,487,540	$6,784,004
Accounts payable and accrued liabilities - related party	144,914	69,439
Accrued interest	6,415	5,023
Federal income taxes payable	-	3,013,147
Asset retirement obligation	485,000	485,000
Convertible debt	33,513	33,513

Total current liabilities	6,157,382	10,390,126

Commitments and contingencies:

Shareholders' equity:
Preferred stock, par value $0.0001; authorized 10,000,000; none issued and outstanding	-	-
Common stock, par value $0.0001; authorized 950,000,000 shares; issued and outstanding 721,938,550 and 718,988,982 at June 30, 2007 and September 30, 2006, respectively	72,194	71,899
Additional paid-in capital	91,771,110	91,652,399
Losses accumulated in the development stage	(57,790,043)	(56,236,175)

Total shareholders’ equity	34,053,261	35,488,123

Total liabilities and shareholders' equity	$40,210,643	$45,878,249

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended June 30, 2007 and 2006 and for the Period from Inception,
September 5, 1995, to June 30, 2007

					Inception to
	Three Months Ended June 30,		Nine Months Ended June 30,		June 30,
	2006	2007	2006	2007	2007

Operating costs and expenses:
General and administrative expenses	$1,457,007	$1,076,863	$4,412,773	$3,584,127	$62,722,389
Depreciation, depletion and amortization	2,275	6,676	6,826	15,266	1,379,279
Write-offs and abandonments	-	-	-	-	7,742,128

Loss from operations	(1,459,282)	(1,083,539)	(4,419,599)	(3,599,393)	(71,843,796)

Other income and (expenses):
Interest income	538,269	457,541	569,937	1,541,666	2,691,301
Loss from settlements	-	(500,000)	-	(500,000)	(247,690)
Other income	-	-	-	-	439,827
Gain from sale of partial interest in DRSTP Concession	-	-	30,102,250	-	30,102,250
Interest expense	(461)	(461)	(1,382)	(1,382)	(12,124,601)
Loss on extinguishment of debt	-	-	-	-	(5,749,575)

Total other income and expenses, net	537,808	(42,920)	30,670,805	1, 040,284	15,111,512
Income (loss) before benefit (provision) for income taxes	(921,474)	(1,126,459)	26,251,206	(2,559,109)	(56,732,284)

Benefit (provision) for income taxes
Current	300,000	539,241	(3,000,000)	1,005,241	(2,017,759)
Deferred	-	-	960,000	-	960,000

Total benefit (provision) for income taxes	300,000	539,241	(2,040,000)	1,005,241	(1,057,759)

Net income (loss)	$(621,474)	$(587,218)	$24,211,206	$(1,553,868)	$(57,790,043)

Net income (loss) per share of common stock - basic and diluted	$(0.00)	$(0.00)	$0.03	$(0.00)
Weighted average number of Shares of common stock outstanding
Basic	712,835,526	721,938,550	711,553,326	720,638,475
Diluted	712,835,526	721,938,550	718,351,364	720,638,475

The accompanying notes are an integral part of the consolidated condensed financial statements.

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended June 30, 2006 and 2007 and for the Period from Inception,
September 5, 1995, to June 30, 2007

			Inception to
	Nine Months Ended June 30,		June 30,
	2006	2007	2007

Cash Flows from Operating Activities
Net income (loss)	$24,211,206	$(1,553,868)	$(57,790,043)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation, depletion and amortization expenses	6,826	15,266	1,379,279
Write-offs and abandonments	-	-	7,742,128
Deferred income taxes	(960,000)	-	(960,000)
Compensatory stock options	1,084,340	119,005	1,203,345
Gain from settlement	-	-	(252,310)
Gain on sale of partial interest in DRSTP concession	(30,102,250)	-	(30,102,250)
Amortization of beneficial conversion feature associated with convertible debt	-	-	2,793,929
Amortization of deferred compensation	-	-	1,257,863
Common stock issued for services	-	-	20,897,077
Common stock issued for settlements	-	-	225,989
Common stock issued for officer bonuses	-	-	5,015,000
Common stock issued for interest and penalties on convertible debt	-	-	10,631,768
Common stock issued for board compensation	-	-	1,976,548
Loss on extinguishment of debt	-	-	5,682,368
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,667,235)	872,769	(200,262)
Income tax refundable	-	(371,000)	(371,000)
Other assets	-	(8,921)	(8,921)
Accounts payable and other accrued liabilities	(1,287,904)	(1,296,465)	(2,311,186)
Accrued federal income taxes	3,000,000	(3,013,145)	-
Accounts payable, and accrued liabilities, related party	207,300	75,475	144,914
Accrued interest	-	1,392	1,392
Accrued retirement obligation	-	-	485,000

Net cash used by operating activities	(5,507,717)	(5,159,492)	(32,559,372)

The accompanying notes are an integral part of the consolidated condensed financial statements.

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended June 30, 2006 and 2007 and for the Period from Inception,
September 5, 1995, to June 30, 2007

			Inception to
	Nine Months Ended June 30,		June 30,
	2006	2007	2007

Cash Flows from Investing Activities
Purchase of DRSTP concession	-	-	(5,679,000)
Proceeds from sale of partial interest in DRSTP concession	45,900,000	-	45,900,000
Purchase of furniture and equipment	-	(71,808)	(877,200)

Net cash provided (used) by investing activities	45,900,000	(71,808)	39,343,800

Cash Flows from Financing Activities:
Proceeds from warrants exercised	-	-	160,000
Proceeds from common stock, net of expenses	-	-	6,955,049
Proceeds from related party line of credit	-	-	2,750,000
Proceeds from related party debt	-	-	158,700
Proceeds from related party convertible debt	-	-	8,207,706
Proceeds from convertible debt	-	-	9,019,937
Proceeds from note payable to bank	-	-	175,000
Proceeds from shareholder loans	-	-	1,845,809
Collection of stock subscription receivable	-	-	913,300
Repayment of shareholder loans	-	-	(1,020,607)
Repayment of long-term debt	-	-	(189,508)

Net cash provided by investing activities	-	-	28,975,386

Net increase (decrease) in cash and cash equivalents	40,392,283	(5,231,300)	35,759,815

Cash and cash equivalents, beginning of period	988,490	40,991,114	-

Cash and cash equivalents, end of period	$41,380,773	$35,759,814	$35,759,814

Supplemental Disclosure of Cash Flow Information

Cash paid for interest expense	$-	$-

Cash paid for income taxes	-	2,482,013

The accompanying notes are an integral part of the consolidated condensed financial statements.

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1– Basis of Presentation and Business Organization

The consolidated financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), reflect all adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods on a basis consistent with the annual audited financial statements.  All such adjustments are of a normal recurring nature.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year.  Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although ERHC Energy Inc. (“ERHC” or the “Company”) believes that the disclosures are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

ERHC has revised its financial statements to report as a development stage company for the year ended September 30, 2006 and subsequent periods. Accordingly, the statements of operations and cash flows include inception to date amounts.

General Business and Nature of Operations and Significant Accounting Policies

The Company is an independent oil and gas company. The Company was formed in 1986, as a Colorado corporation, and was engaged in a variety of businesses until 1995, when it began its current operations as an independent oil and gas company.  The Company’s goal is to maximize its value through exploration and exploitation of oil and gas reserves in the Gulf of Guinea offshore central West Africa.  The Company’s current focus is to exploit its only assets, which are rights to working interests in exploration acreage in the Joint Development Zone (“JDZ”) between the Democratic Republic of Sao Tome & Principe (“DRSTP” or “Tome”) and the Federal Republic of Nigeria (“Nigeria”) and in the exclusive territorial waters of Sao Tome (the “Exclusive Economic Zone” or “EEZ”).  The Company has formed relationships with upstream oil and gas companies to assist the Company in exploiting its assets in the JDZ. The Company is currently exploring opportunities in other areas of the energy industry.

Consolidated Financial Statements

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary after elimination of all significant inter-company accounts and transactions.

Use of Estimates

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles.  In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period and for the quarters then ended.  Actual results could differ significantly from those estimates.

Stock-Based Compensation

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123R, “Share-Based Payment” effective October 1, 2005. The Company adopted the modified prospective transition method provided under SFAS No. 123R and consequently has not retroactively adjusted results for prior periods.

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 2- Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following as of each balance sheet date:

	June 30, 2007	September 30, 2006

Accrued success fee (See Note 3)	$-	$1,500,000
Accrued for Godsonic settlement	250,000	-
Accrued stock payable – success fee (See Note 3)	4,803,750	4,803,750
Accrued settlement payable	25,000	175,000
Accounts payable	408,790	305,254

	$5,487,540	$6,784,004

Accounts payable and accrued liabilities - related parties consisted of the following as of each balance sheet date:

	June 30, 2007	September 30, 2006

Due to Chrome Management Services Inc,	$62,314	$62,314
Due to board of directors	82,600	7,125

	$144,914	$69,439

Note 3- Sao Tome Concession

On April 28, 2005, ERHC and its then consortium partner Noble Energy International, Ltd. (“Noble”) entered into a Memorandum of Understanding with Godsonic Oil Company Limited (“Godsonic”), an independent bidder for interest in Block 4. The Memorandum of Understanding stated that if ERHC/Noble received more than a 26% bid-interest award in Block 4 in the Nigeria and São Tomé e Príncipe Joint Development Zone (“JDZ”) from the Joint Development Authority (“JDA”) established pursuant to the Treaty between The Federal Republic and The Democratic Republic of São Tomé e Príncipe, ERHC/Noble would transfer the excess over 26% to Godsonic; on the other hand, if ERHC/Noble received less than a 26% bid-interest award in Block 4 from the JDA, Godsonic would transfer whatever Godsonic received in the Block to ERHC/Noble.

In June 2005, the JDA awarded ERHC and its then consortium partner Noble a 35% bid interest in Block 4 of the JDZ, in addition to the option interest of 25% which ERHC had exercised in the Block.

In October 2005, Noble withdrew from participation in Block 4 and Addax Petroleum (Nigeria Offshore 2) Limited (“Addax”) replaced Noble as ERHC’s consortium partner. By a Letter Agreement of October 24, 2005, ERHC and Addax undertook to transfer a 9% interest, out of the 35% bid interest, to Godsonic subject to Godsonic meeting financial and other conditions.

In November 2005, ERHC and Addax entered into a Participation Agreement dated November 17, 2005 (the “Participation Agreement”) whereby ERHC undertook to assign a 42.3% interest (the “Assigned Interest”) in Block 4 to Addax.  Under the Participation Agreement, ERHC’s “Retained Interest” would be 17.7% in Block 4.  The Participation Agreement stated Addax’s cash payment obligations to ERHC to be $18 million, which was paid in February and March 2006.

By an Amendment made on February 23, 2006, ERHC and Addax amended the Participation Agreement so that the Assigned Interest to Addax would be changed to 33.3% while ERHC’s Retained Interest would remain at 17.7%. By another Amendment made on March 14, 2006, ERHC and Addax further amended the Participation Agreement so that the “Assigned Interest” would be 33.3% and ERHC’s “participating interest” would be 26.7%.

On March 15, 2006, an agreement to assign 9% in Block 4 to Godsonic was entered into between ERHC and Godsonic subject to Godsonic meeting stipulated financial and other conditions. By a further Amendment made on April 11, 2006 to the Participation Agreement, ERHC and Addax provisionally agreed that if Godsonic did not meet the obligations on the 9% interest to be transferred to Godsonic and was foreclosed from all claims to the 9% interest, ERHC would transfer 7.2% out of the 9% interest to Addax so that Addax’s participating interest would be 40.5% in aggregate and ERHC’s participating interest would be 19.5% in aggregate.  See Note 7.

Under the Participation Agreement between ERHC and Addax, as variously amended, Addax  will serve as operator and pay all of ERHC’s future costs in respect of all petroleum operations in Block 4. Addax is entitled to 100% of ERHC’s share of oil production until Addax recovers ERHC’s costs.

In February 2006, ERHC sold a 15% participating interest in Block 3 of the JDZ to Addax Petroleum Resources Nigeria Limited (“Addax Sub”). In exchange, Addax Sub paid ERHC $7,500,000 in the second quarter of fiscal 2006. Under this agreement, Addax Sub agreed to pay all of ERHC’s future costs in respect of petroleum operations in Block 3. Addax Sub is entitled to ERHC’s share of oil production until Addax Sub recovers ERHC’s costs

In March 2006, ERHC sold a 28.67% participating interest in Block 2 of the JDZ to Sinopec International Petroleum Exploration and Production Corporation Nigeria Limited ("Sinopec"), and a 14.33% participating interest in Block 2 of the JDZ to Addax Energy Nigeria Limited ("Addax Ltd."). In exchange, Sinopec paid ERHC $13,600,000 and Addax Ltd. paid ERHC $6,800,000 in the second quarter of fiscal 2006. Under the participation agreement among ERHC, Sinopec and Addax Ltd., Sinopec will serve as operator, and Sinopec and Addax Ltd. will pay all of ERHC's future costs in respect of petroleum operations in Block 2. Sinopec and Addax Ltd. are entitled to 100% of ERHC's share of oil production until they recover ERHC's costs and Sinopec is to receive 6% interest on its future costs, up to $35,000,000, but only to the extent that those interest costs are covered by production.

Related to the sale of the participating interest in Block 2 to Sinopec, ERHC agreed to pay a $3,000,000 cash success fee ($1,500,000 was paid in March 2006 and the remaining $1,500,000 was paid in March 2007) to Feltang International Inc., a British Virgin Island company that was responsible for obtaining Sinopec’s participation in Block 2. ERHC also will issue to Feltang 5,250,000 shares of common stock and warrants to purchase 6,500,000 shares at a fixed exercise price of $0.355 per share. The common stock was valued at $4,803,750 (included in accounts payable at June 30, 2007) based on the quoted market value of the common stock on the date Sinopec signed the production sharing agreement.

The following represents ERHC’s current rights in the JDZ blocks.

JDZ Block #	ERHC Original Participating Interest (1)	ERHC Joint Bid Participating Interest	Participating Interest(s) Sold	Current ERHC Retained Participating Interest

2	30%	35%	43% (2)	22%
3	20%	5%	15% (3)	10%
4	25%	35%	33.3% (4)	26.7% (6)
5	15%	(5)	(5)	(5)
6	15%	(5)	(5)	(5)
9	20%	(5)	(5)	(5)

(1)	Original Participating Interest granted pursuant to the Option Agreement, dated April 2, 2003, between DRSTP and ERHC (the “2003 Option Agreement”).
(2)	In March 2006, ERHC sold an aggregate 28.67% participating interest to Sinopec and an aggregate 14.33% participating interest to Addax Ltd.
(3)	In February 2006, ERHC sold a 15% participating interest to Addax Sub.
(4)	By a Participation Agreement made in November 2005 and subsequently amended, ERHC sold 33.3% participating interest to Addax. See Note 9.
(5)	No contracts have been entered into as of the date hereof.
(6)
Includes the 9% being reclaimed by ERHC following Godsonic's inability to fulfill financial and other conditions upon which the 9% was to have been assigned to Godsonic. Pursuant to the Amendment to the Participation Agreement made on April 11, 2006, the 9% is subject to distribution between Addax (7.2%) and ERHC (1.8%), if agreement is reached between the parties on the amount payable to ERHC for said interest. See Note 7.

Note 4 - Income Taxes

At June 30, 2007 the Company had a consolidated net operating loss carry-forward (“NOL”) of approximately $10.1 million expiring through 2025. The Company had a deferred tax asset of approximately $3 million resulting from this NOL.  The NOLs are subject to certain limitations under the Internal Revenue Code of 1986, as amended, including Section 382 of the Tax Reform Act of 1986.  During the fiscal year ended September 30, 2006, the Company recognized a significant gain on the sale of various participation interests. This gain utilized a substantial portion of the Company’s NOLs and such NOLs were adjusted to remove losses limited under Section 382.

The composition of deferred tax assets and the related tax effects at June 30, 2007 and September 30, 2006 are as follows:

	June 30, 2007	September 30, 2006

Net operating losses	$3,172,241	$3,410,000
Accrual for asset retirement	164,900	164,900

Total deferred tax assets	3,337,141	3,574,900
Valuation allowance	(2,857,141)	(2,614,900)

Net deferred tax asset	$480,000	$960,000

The $480,000 deferred tax asset at June 30, 2007 represents the minimum NOL carry back claim from losses in the next two future years against the fiscal year ended September 30, 2006 taxable income should no income be produced in future years. At June 30, 2007, $480,000 of the balance was reclassified to current income tax receivable.

The difference between the income tax benefit (provision) in the accompanying consolidated statements of operations and the amount that would result if the U.S. federal statutory rate of 34% were applied to pre-tax income (loss) for the three and nine months ended June 30, 2007 and 2006, is as follows:

	Three Months Ended June 30,				Nine Months Ended June 30,
	2006		2007		2006		2007
	Amount	%	Amount	%	Amount	%	Amount	%

Benefit (provision)
For income tax at the statutory rate	$313,301	34%	$385,996	34%	$(8,925,410)	(34)%	$873,097	34%
Gain on sale	-	-	-	-	(59,243)	-	-	-
Expiration and adjustment of NOLs	-	-	-	-	19,179,493	73	-	-
Consultants stock option expense	-	-	18,979	2	368,676	1	40,462	2
True-up 2006 taxes	-	-	-	-	-	-	-	-
Change in valuation allowance	-	-	154,241	18	(12,266,000)	(47)	154,241	7
Other	(13,301)	(1)	(19,975)	(3)	(337,516)	(1)	(62,559)	(3)

	$300,000	33%	$539,241	51%	$(2,040,000)	(8)%	$1,005,241	40%

Note 5 – Stock-Based Compensation

Effective October 1, 2005, the Company adopted SFAS No. 123R, “Share-Based Payment”, as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to October 1, 2005, the Company had accounted for stock options according to the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under SFAS No. 123R, and, consequently, has not retroactively adjusted results from prior periods. Stock awards outstanding under the Company’s current plans have generally been granted at prices which are equal to the market value of the Company’s stock on the date of grant, generally vest over one year and bear no expiration date.  Effective October 1, 2005, the Company began recognizing compensation expense ratably over the vesting period, net of estimated forfeitures.  Due to the resignation of an employee in January 2006 and the cancellation of 1,000,000 non-vested options, the previously recognized expense in the first fiscal quarter of 2006 of $101,618 was reversed in the second quarter of fiscal 2006.

During the nine months ended June 30, 2007, the Company issued 1,000,000 options to purchase common stock of the Company to its new employee. These options are for a term of three years, have an exercise price of $0.43 and vest over one year. Fair value of $223,900 was calculated using the Black-Scholes Model. Variables used in the Black-Scholes option-pricing model during the nine months ended June 30, 2007, include (1) 4.90% discount rate, (2) warrant life is the expected remaining life of the options as of each year end, (3) expected volatility of 75.00%, and (4) zero expected dividends. Option expense of $119,005 was recorded during the nine months ended June 30, 2007.

Note 6 – Earnings Per Share

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

Employment Agreement

In December 2006, ERHC hired an employee who receives a monthly salary and may receive options for a total of 1,000,000 shares of common stock upon completing one full year of service and attaining management set performance targets.  These options have a cashless exercise provision.  Compensatory stock option expense of $119,005 and $55,822 was recognized for the nine months and three months ended June 30, 2007, respectively.

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

On July 5, 2007, U.S. Senate Committee on Homeland Security and Governmental Affairs’ Permanent Subcommittee on Investigations served ERHC with a subpoena, in connection with its review of matters relating to the potential abuse of payments made to foreign governments. The subpoena, as amended on July 18, 2007, seeks documents and information regarding ERHC’s activities, particularly those related to the acquisition of ERHC’s interests in the Gulf of Guinea.  ERHC’s attorneys, Akin Gump Strauss Hauer & Feld LLP, will assist ERHC in responding to the subpoena.

In October 2006, Lakeshore Capital Limited (“Lakeshore”) filed an arbitration claim against ERHC seeking $4,400,000 for the alleged value of 4,500,000 shares of ERHC common stock and for a warrant to purchase 1,500,000 shares at an exercise price of $.20 per share, including interest and costs.  Lakeshore claimed it was owed this sum for services previously rendered under a contract with ERHC.  This claim was settled for ERHC's payment of $250,000 to Lakeshore and the arbitration was discontinued with prejudice.

In July 2007, ERHC and Godsonic  commenced negotiations over relinquishment by Godsonic of any claims by Godsonic to entitlement to a 9% interest in Block 4.  A provisional settlement agreement has been reached on payment of $250,000 accrued this quarter to Godsonic in consideration of relinquishment of all claims by Godsonic, with the condition that if settlement is not completed by August 30, 2007, the settlement is null and void and of no effect.  If the settlement is not completed, litigation might ensue between the parties.

From time to time, ERHC may be subject to routine litigation, claims, or disputes in the ordinary course of business.  In the opinion of management, no pending or known threatened claims, actions or proceedings against the Company are expected to have a material adverse effect on ERHC’s consolidated financial position, results of operations or cash flows.  ERHC intends to defend these matters vigorously; the Company cannot predict with certainty, however, the outcome or effect of any litigation matters specifically described above or any other pending litigation or claims.  There can be no assurance as to the ultimate outcome of these lawsuits.

Note 8 – Common Stock

In January and February of 2007, 5,625,000 warrants were exercised on a cashless basis for 2,949,568 shares of common stock.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s unaudited consolidated financial statements (including the notes thereto) and Item 1A of Part II, “Risk Factors,” included elsewhere in this report and the Company’s audited consolidated financial statements and the notes thereto, Item 7, “Management’s Discussion and Analysis of Financial Condition and Plan of Operations” and Item 1A, “Risk Factors” included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, Item 1A of Part II, “Risk Factors,” included in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2006 and Item 1A of Part II, “Risk Factors,” included in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.  The Company’s historical results are not necessarily an indication of trends in operating results for any future period.   References to “ERHC” or the “Company” mean ERHC Energy Inc., a Colorado corporation, and, unless expressly stated or the context otherwise requires, its wholly owned subsidiary.

Overview

ERHC reports as a development stage enterprise as there are currently no significant operations and no revenue has been generated from business activities. The Company was formed in 1986, as a Colorado corporation, and was engaged in a variety of businesses until 1996, when it began its current operations as an independent oil and gas company.  The Company’s goal is to maximize its value through exploration and exploitation of oil and gas reserves in the Gulf of Guinea offshore central West Africa. The Company’s current focus is to exploit its only assets, which are rights to working interests in exploration acreage in the Joint Development Zone (“JDZ”) between the Democratic Republic of São Tomé & Príncipe (“DRSTP” or “São Tomé”) and the Federal Republic of Nigeria (“FRN” or “Nigeria”) and in the exclusive territorial waters of São Tomé (the “Exclusive Economic Zone” or “EEZ”).  The Company has formed relationships with upstream oil and gas companies to assist the Company in exploiting its assets in the JDZ and entered into production sharing agreements with upstream oil and gas companies in certain of these JDZ Blocks. The technical and operational expertise in conducting exploration operations will be provided by such oil and gas companies and the Company’s various consortium partners.

Sale of Participation Interests

On April 28, 2005, ERHC and its then consortium partner Noble Energy International, Ltd. (“Noble”) entered into a Memorandum of Understanding with Godsonic Oil Company Limited (“Godsonic”), an independent bidder for interest in Block 4. The Memorandum of Understanding stated that if ERHC/Noble received more than a 26% bid-interest award in Block 4 in the Nigeria and São Tomé & Príncipe Joint Development Zone (“JDZ”) from the Joint Development Authority (“JDA”) established pursuant to the Treaty between The Federal Republic and The Democratic Republic of São Tomé & Príncipe, ERHC/Noble would transfer the excess over 26% to Godsonic; on the other hand, if ERHC/Noble received less than a 26% bid-interest award in Block 4 from the JDA, Godsonic would transfer whatever Godsonic received in the Block to ERHC/Noble.

In June 2005, the JDA awarded ERHC and its then consortium partner Noble a 35% bid interest in Block 4 of the JDZ, in addition to the option interest of 25% which ERHC had exercised in the Block.

In October 2005, Noble withdrew from participation in Block 4 and Addax Petroleum (Nigeria Offshore 2) Limited (“Addax”) replaced Noble as ERHC’s consortium partner.  By a Letter Agreement of October 24, 2005, ERHC and Addax undertook to transfer a 9% interest, out of the 35% bid interest, to Godsonic subject to Godsonic meeting financial and other conditions.

In November 2005, ERHC and Addax entered into a Participation Agreement dated November 17 2005 (the “Participation Agreement”)  whereby ERHC undertook to assign a 42.3% interest (the “Assigned Interest”) in Block 4 to Addax.  Under the Participation Agreement, ERHC’s “Retained Interest” would be 17.7% in Block 4.  The Participation Agreement stated Addax’s cash payment obligations to ERHC to be $18 million, which was paid in February and March of 2006.

On February 22, 2006, Addax paid ERHC $1.35 million as a first installment on the agreed $18 million, in accordance with the Participation Agreement.

On March 27, 2006, Addax paid ERHC $16.65 million in completion of such $18 million payment.

By an Amendment made on February 23, 2006, ERHC and Addax amended the Participation Agreement so that the Assigned Interest to Addax would be changed to 33.3% while ERHC’s Retained Interest would remain at 17.7%.

By another Amendment made on March 14, 2006, ERHC and Addax further amended the Participation Agreement so that the Assigned Interest would be 33.3% and ERHC’s “participating interest” would be 26.7%.

On March 15, 2006, an agreement to assign 9% in Block 4 to Godsonic was entered into between ERHC and Godsonic subject to Godsonic meeting stipulated financial and other conditions. By a further Amendment made on April 11, 2006 to the Participation Agreement, ERHC and Addax provisionally agreed that if Godsonic did not meet the obligations on the 9% interest to be transferred to Godsonic and was foreclosed from all claims to the 9% interest, ERHC would transfer 7.2% out of the 9% interest to Addax so that Addax’s participating interest would be 40.5% in aggregate and ERHC’s participating interest would be 19.5% in aggregate.  See “Legal Proceedings” in Item 1 of Part II of this report.

On February 16, 2006, the Company sold a 15% participating interest in Block 3 of the JDZ to Addax Petroleum Resources Nigeria Limited for $7.5 million, leaving a 10% participating interest in Block 3 to the Company.

On March 2, 2006, the Company sold a 28.67% participating interest in Block 2 of the JDZ to Sinopec International Petroleum Exploration and Production Corporation Nigeria Limited, and a 14.33% participating interest in Block 2 of the JDZ to Addax Energy Nigeria Limited for $13.6 million and $6.8 million, respectively, leaving a 22% participating interest in Block 2 to the Company.

All of these sales proceeds were received by the Company during the quarter ended March 31, 2006, and such sale proceeds were accounted for as a $30,102,250 net gain from the sale of participation interests in the concession.

Results of Operations

Three Months Ended June 30, 2007 Compared with Three Months Ended June 30, 2006

During the three months ended June 30, 2007, the Company had a net loss of $587,218 compared to a net loss of $621,474 for the three months ended June 30, 2006.  General and administrative expenses decreased from $1,457,007 in the three months ended June 30, 2006 to $1,076,863 in the three months ended June 30, 2007 primarily due to a decrease in legal and travel expenses.  Loss on settlement of $500,000 was recorded during the three months ended June 30, 2007 due to the settlement of claims against the Company.  See “Legal Proceedings” in Item 1 of Part II of this report.  Income tax benefit increased from $300,000 for the three months ended June 30, 2006 to $539,241 for the three months ended June 30, 2007 due primarily to the true-up of 2006 income taxes for the Company’s filed tax return.

Nine Months Ended June 30, 2007 Compared with Nine Months Ended June 30, 2006

During the nine months ended June 30, 2007, the Company had a net loss of $1,553,868 compared with net income of $24,211,206 for the nine months ended June 30, 2006.  In March 2006, a gain of $30,102,250 was recorded from the sale of participation interests in three JDZ Blocks under production sharing contracts with various consortium partners.  Interest income increased from $569,937 in the nine months ended June 30, 2006 to $1,541,666 in the nine months ended June 30, 2007 due to the significant cash balance maintained by the Company following the sale of the participation interests.  General and administrative expenses decreased from $4,412,773 in the nine months ended June 30, 2006 to $3,584,127 in the nine months ended June 30, 2007 primarily due to a decrease of $1,598,911 in financial consultant fees, due to the recognition of stock option expense during the nine months ended June 30, 2006, and the recording of a liability due to the Company’s former Chief Executive Officer in the same period, which was partially offset by an increase in legal expenses from $1,180,037 in the nine months ended June 30, 2006 to $2,129,908 in the nine months ended June 30, 2007, an increase of $949,871, primarily related to legal fees incurred in connection with the Justice Department investigation of the Company.  See “Legal Proceedings” in Item 1 of Part II of this report.

Liquidity and Capital Resources

As of June 30, 2007, the Company had $35,759,814 in cash and cash equivalents and short-term investments and positive working capital of $30,653,694.  Management believes that this cash position should be sufficient to support the Company’s working capital requirements for more than 12 months.

Off-Balance Sheet Arrangements

At June 30, 2007, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on its financial condition or results of operations.

Debt Financing Arrangements

At June 30, 2007, the Company had short-term debt of $33,513 bearing interest at 5.5% per year payable to an individual. The Company had other current liabilities of $6,123,869 including related party liabilities as follows: $62,314 owed to Chrome Management Services Inc., $82,600 due to the Company’s board of directors for directors’ fees, and a liability of $25,000 due to the Company’s former CEO. Included in current liabilities is also a $4,803,750 liability to Feltang International Inc. that will be satisfied upon issuance of 5,250,000 shares of common stock.

Forward-Looking Statements

The Company or its representatives may, from time to time, make or incorporate by reference certain written or oral statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements.  Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain or be identified by the words “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “believe,” “should,” “could,” “may,” “might,” “will,” “will be,” “will continue,” “will likely result,” “project,” “forecast,” “budget” and similar expressions.  Statements made by the Company in this report that contain forward-looking statements include, but are not limited to, information concerning the Company’s possible or assumed future business activities and results of operations and statements about the following subjects:

•	business strategy;
•	growth opportunities;
•	future development of concessions, exploitation of assets and other business operations;
•	future market conditions and the effect of such conditions on the Company’s future activities or results of operations;
•	future uses of and requirements for financial resources;
•	interest rate and foreign exchange risk;
•	future contractual obligations;
•	outcomes of legal proceedings including, without limitation, the ongoing investigations of the Company;
•	future operations outside the United States;
•	competitive position;
•	expected financial position;
•	future cash flows;
•	future liquidity and sufficiency of capital resources;
•	future dividends;
•	financing plans;
•	tax planning;
•	budgets for capital and other expenditures;
•	plans and objectives of management;
•	compliance with applicable laws; and
•	adequacy of insurance or indemnification.

 These types of statements and other forward-looking statements inherently are subject to a variety of assumptions, risks and uncertainties that could cause actual results, levels of activity, performance or achievements to differ materially from those expected, projected or expressed in forward-looking statements.  These risks and uncertainties include, among others, the following:

•	general economic and business conditions;
•	worldwide demand for oil and natural gas;
•	changes in foreign and domestic oil and gas exploration, development and production activity;
•	oil and natural gas price fluctuations and related market expectations;
•	termination, renegotiation or modification of existing contracts;
•	the ability of the Organization of Petroleum Exporting Countries, commonly called OPEC, to set and maintain production levels and pricing, and the level of production in non-OPEC countries;
•	policies of the various governments regarding exploration and development of oil and gas reserves;
•	advances in exploration and development technology;
•	the political environment of oil-producing regions;
•	political instability in the DRSTP and the FRN;

•	casualty losses;
•	competition;
•	changes in foreign, political, social and economic conditions;
•	risks of international operations, compliance with foreign laws and taxation policies and expropriation or nationalization of equipment and assets;
•	risks of potential contractual liabilities;
•	foreign exchange and currency fluctuations and regulations, and the inability to repatriate income or capital;
•	risks of war, military operations, other armed hostilities, terrorist acts and embargoes;
•	regulatory initiatives and compliance with governmental regulations;
•	compliance with environmental laws and regulations;
•	compliance with tax laws and regulations;
•	customer preferences;
•	effects of litigation and governmental proceedings;
•	cost, availability and adequacy of insurance;
•	adequacy of the Company’s sources of liquidity;
•	labor conditions and the availability of qualified personnel; and
•	various other matters, many of which are beyond the Company’s control.

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

The Company’s current focus is to exploit its only assets, which are rights to working interests in the JDZ and EEZ under agreements with the JDA and the DRSTP, respectively.  To achieve this strategy, the Company has formed relationships with upstream oil and gas companies with technical and financial capabilities to assist the Company in leveraging its interests and exploiting its assets in the JDZ.  The Company also intends to form relationships with other oil and gas companies with technical and financial capabilities to assist the Company in leveraging its interests and exploiting its assets in the EEZ.

At June 30, 2007, all of the Company’s operations were located outside the United States.  The Company’s only assets are agreements with DRSTP and the JDA, which provide ERHC with rights to participate in exploration and production activities in the Gulf of Guinea off the coast of central West Africa.  The governments that control these areas of geographic interest have historically experienced volatility, which is out of management’s control, and the Company’s ability to exploit its interests in this area pursuant to such agreements may be adversely impacted by this circumstance. Furthermore, the future success of the Company’s international operations may be adversely affected by risks associated with international activities, including, among others, economic and labor conditions, political instability, risk of war, expropriation, termination, renegotiation or modification of existing contracts, and compliance with tax laws (including host-country import-export, excise and income taxes and United States taxes on foreign subsidiaries), which may adversely affect the Company’s future results of operations and financial condition.

Market risks relating to the Company’s operations result primarily from changes in interest rates as well as credit risk concentrations.  The Company’s interest expense is generally not sensitive to changes in the general level of interest rates in the United States, particularly because a substantial majority of its indebtedness is at fixed rates.

At June 30, 2007, the Company held no derivative financial or commodity instruments, nor did it engage in any foreign currency denominated transactions.

Item 4. Controls and Procedures

The Company’s Chief Executive Officer and Principal Accounting Officer participated in an evaluation by management of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2007.  Based on their participation in that evaluation, the Company’s Chief Executive Officer and Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007 to ensure that required information is disclosed on a timely basis in its reports filed or furnished under the Exchange Act.

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On May 4, 2006, a search warrant issued by the U.S. District Court of the Southern District of Texas, Houston Division, was executed on the Company seeking various records including, among other matters, documents, if any, related to correspondence with foreign governmental officials or entities in São Tomé and Nigeria. The search warrant cited, among other things, alleged violations of the Foreign Corrupt Practices Act, Section 10(b) of the Exchange Act, Rule 10b-5 under the Exchange Act and criminal conspiracy and wire fraud statutes.  With the guidance of the law firm of Akin Gump Strauss Hauer & Feld LLP, ERHC Energy continues to work with the U.S. Department of Justice in connection with the Department’s investigation. The Department of Justice agreed to ERHC’s request to return to ERHC a complete copy set of all paper documents seized in the government’s May 4, 2006 search of ERHC’s Houston office. ERHC has received a copy set of these business documents. ERHC filed suit in federal district court in Texas in June, 2006. The lawsuit sought to protect the Company’s attorney-client privileged documents and to allow ERHC counsel to determine the factual basis for the Justice Department’s search warrant affidavit, which is currently under seal. Although the judge has ordered that the affidavit remain under seal, his ruling requires the Justice Department to provide a neutral “taint team” to review all seized documents and to identify those that may be privileged. The neutral taint team is charged with the responsibility to withhold from the investigating attorneys any documents that it believes to be privileged. The ruling also provides the Company with the right to challenge the Justice Department’s privilege determinations in court. Since the ruling, ERHC has been in communication with the Justice Department regarding the government’s compliance with the ordered taint team procedures, and regarding the government’s ongoing investigation.

The attorneys of Akin Gump Strauss Hauer & Feld LLP are also assisting in ERHC’s response to a related SEC subpoena issued on May 9, 2006, and to a second related subpoena issued on August 29, 2006. The subpoenas request a range of documents, including among others, all documents related to correspondence with foreign governmental officials or entities in São Tomé and Nigeria as well as for personnel records (specifically, those regarding former CFO, Franklin Ihekwoaba) and other corporate records from the Company. ERHC has responded to both subpoenas.

On July 5, 2007, U.S. Senate Committee on Homeland Security and Governmental Affairs’ Permanent Subcommittee on Investigations served ERHC with a subpoena, in connection with its review of matters relating to the potential abuse of payments made to foreign governments. The subpoena, as amended on July 18, 2007, seeks documents and information regarding ERHC’s activities, particularly those related to the acquisition of ERHC’s interests in the Gulf of Guinea.  ERHC’s attorneys, Akin Gump Strauss Hauer & Feld LLP, will assist ERHC in responding to the subpoena.

In October 2006, Lakeshore Capital Limited (“Lakeshore”) filed an arbitration claim against ERHC before the American Arbitration Association, seeking $4,400,000 for the alleged value of 4,500,000 shares of ERHC common stock and for a warrant to purchase 1,500,000 shares at an exercise price of $.20 per share, including interest and costs.  Lakeshore claimed it was owed this sum for services previously rendered under a contract with ERHC.  During the quarter ended June 30, 2007, this claim was settled for ERHC’s payment of $250,000 to Lakeshore and the arbitration was discontinued with prejudice.

In July 2007, ERHC and Godsonic Oil commenced negotiations over relinquishment by Godsonic of any claims by Godsonic to entitlement to a 9% interest in Block 4.  Provisional settlement agreement has been reached on payment of $250,000 to Godsonic in consideration of relinquishment of all claims by Godsonic, with the condition that if settlement is not completed by  August 30, 2007, the settlement is null and void and of no effect.  If the settlement is not completed, litigation might ensue between the parties.

From time to time, ERHC may be subject to routine litigation, claims, or disputes in the ordinary course of business.  In the opinion of management, no pending or known threatened claims, actions or proceedings against the Company are expected to have a material adverse effect on ERHC’s consolidated financial position, results of operations or cash flows.  ERHC intends to defend these matters vigorously; the Company cannot predict with certainty, however, the outcome or effect of any litigation matters specifically described above or any other pending litigation or claims.  There can be no assurance as to the ultimate outcome of these lawsuits.

Item 1A. Risk Factors

The Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006 (“2006 Annual Report”), as modified by its Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2006 (“First Quarterly Report”) and its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 (“Second Quarterly Report”), includes a detailed discussion of certain material risk factors facing the Company.  The information presented below describes updates and additions to such risk factors and should be read in conjunction with the risk factors and information disclosed in ERHC’s 2006 Annual Report, First Quarterly Report and Second Quarterly Report.  References to “ERHC,” “we,” “us” or “our” mean ERHC Energy Inc., a Colorado corporation and, unless expressly stated or the context otherwise requires, its wholly owned subsidiary.

The risk factor in the First Quarterly Report captioned “Our Operations Are Located Outside of the United States Which Subjects Us to Risks Associated with International Activities.” is amended and restated in its entirety as follows:

Our Operations Are Located Outside of the United States Which Subjects Us to Risks Associated with International Activities.

At June 30, 2007, all of our operations were located outside the United States.  Our only assets are agreements with DRSTP and the JDA, which provide ERHC with rights to participate in exploration and production activities in the Gulf of Guinea off the coast of central West Africa.  This geographic area of interest is controlled by foreign governments that have historically experienced volatility, which is out of management’s control. Our ability to exploit our interests in this area pursuant to such agreements may be adversely impacted by this circumstance.

The future success of our international operations may also be adversely affected by risks associated with international activities, including economic and labor conditions, political instability, risk of war, expropriation, termination, renegotiation or modification of existing contracts, tax laws (including host-country import-export, excise and income taxes and United States taxes on  foreign  subsidiaries)  and  changes  in the value of the U.S. dollar versus the local currencies in which future oil and gas producing activities may be  denominated.  Changes in exchange rates may also adversely affect our future results of operations and financial condition.

In addition, to the extent we engage in operations and activities outside the United States, we are subject to the Foreign Corrupt Practices Act, or FCPA, which generally prohibits U.S. companies and their intermediaries from making corrupt payments to foreign officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment, and requires companies to maintain adequate record-keeping and internal accounting practices to accurately reflect the transactions of the company.  The FCPA applies to companies, individual directors, officers, employees and agents.  The FCPA also applies to foreign companies and persons taking any act in furtherance of such corrupt payments while in the United States.  Under the FCPA, U.S. companies may be held liable for actions taken by strategic or local partners or representatives.

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

The SEC and/or the Department of Justice, or DOJ, could assert that there have been multiple violations of the FCPA, which could lead to multiple fines.  The amount of any fines or monetary penalties which could be assessed would depend on, among other factors, findings regarding the amount, timing, nature and scope of any improper payments, whether any such payments were authorized by or made with knowledge of ERHC or its affiliates, the amount of gross pecuniary gain or loss involved, and the level of cooperation provided to the government authorities during the investigations.  Negotiated dispositions of these types of violations also frequently result in an acknowledgement of wrongdoing by the entity and the appointment of a monitor on terms agreed upon with the SEC and DOJ to review and monitor current and future business practices, including the retention of agents, with the goal of assuring future FCPA compliance.  Other potential consequences could be significant and include suspension or debarment of ERHC’s ability to contract with governmental agencies of the United States and of foreign countries.  Any determination that ERHC has violated the FCPA could result in sanctions that could have a material adverse effect on our business, prospects, operations, financial condition and cash flow.

The risk factor in the First Quarterly Report captioned “We are under investigation by the SEC and the DOJ, and the results of these investigations could have a material adverse effect on our business, prospects, operations, financial condition and cash flow.” is amended and restated in its entirety as follows:

We are under investigation by the SEC, the DOJ and a U.S. Senate Subcommittee, and the results of these investigations could have a material adverse effect on our business, prospects, operations, financial condition and cash flow.

On May 4, 2006, a search warrant issued by the U.S. District Court of the Southern District of Texas, Houston Division, was executed on ERHC seeking various records including, among others,  documents, if any, related to correspondence with foreign governmental officials or entities in São Tomé and Nigeria.  The search warrant cited, among other things, possible violations of the FCPA, Section 10(b) of the Exchange Act, Rule 10b-5 under the Exchange Act and criminal conspiracy and wire fraud statutes.  ERHC filed suit in federal district court in Texas in June 2006 seeking to protect our attorney-client privileged documents and to allow our counsel to determine the factual basis for the DOJ’s search warrant affidavit, which is currently under seal.

A related SEC subpoena was issued on May 9, 2006, and a second related subpoena issued on August 29, 2006.  The subpoenas request from ERHC a range of documents including all documents related to correspondence with foreign governmental officials or entities in São Tomé and Nigeria, personnel records (specifically, those regarding our former Chief Financial Officer, Franklin Ihekwoaba) and other corporate records.  We have been actively responding to both subpoenas.

On July 5, 2007, the U.S. Senate Committee on Homeland Security and Governmental Affairs’ Permanent Subcommittee on Investigations served ERHC with a subpoena, in connection with its review of matters relating to the potential abuse of payments made to foreign governments. The subpoena, as amended on July 18, 2007, seeks documents and information regarding ERHC’s activities, particularly those related to the acquisition of ERHC’s interests in the Gulf of Guinea.  ERHC’s attorneys, Akin Gump Strauss Hauer & Feld LLP, will assist ERHC in responding to the subpoena.   Please see “Legal Proceedings” for more information.

The investigations by the DOJ, SEC and Senate Subcommittee are continuing.  We anticipate that these investigations will be lengthy and do not expect these investigations to be concluded in the immediate future.  If violations are found, we may be subject to criminal, civil and/or administrative sanctions, including substantial fines, and the resolution or disposition of these matters could have a material adverse effect on our business, prospects, operations, financial condition and cash flow.

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

Item 6. Exhibits

3.1*	Articles of Incorporation, as amended, of the Company

3.2	Amended By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007)

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2*	Rule 13a-14(a) Certification of the Principal Accounting Officer

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Principal Accounting Officer

* Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ERHC Energy Inc.

Name	Title	Date

/s/ Nicolae Luca	Director and Acting President and	August 9, 2007
Nicolae Luca	Acting Chief Executive Officer

/s/ Sylvan Odobulu	Controller (Principal Accounting Officer)	August 9, 2007
Sylvan Odobulu

EXHIBIT INDEX

3.1*	Articles of Incorporation, as amended, of the Company

3.2	Amended By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007)

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2*	Rule 13a-14(a) Certification of the Principal Accounting Officer

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Principal Accounting Officer

* Filed or furnished herewith.