Form 10-K
period 2007-09-30
ERHC Energy Inc
filed 2007-12-14
CIK 799235

form10k0.jpg Graph logo.jpg logo

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2007

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ended: __________________

Commission file number: 000-17325
(Exact name of registrant as specified in its charter)

Colorado	88-0218499
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5444 Westheimer Road, Suite 1440, Houston, Texas	77056
(Address of Principal Executive Office)	(Zip Code)

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 31, 2007 was $144,547,630.

On November 30, 2007, the registrant had 721,938,550 shares of common stock issued and outstanding.

Forward-Looking Statements

ERHC Energy Inc. (the “Company”) or its representatives may, from time to time, make or incorporate by reference certain written or oral statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements.  Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain or be identified by the words “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “believe,” “should,” “could,” “may,” “might,” “will,” “will be,” “will continue,” “will likely result,” “project,” “forecast,” “budget” and similar expressions.  Statements made by the Company in this report that contain forward-looking statements include, but are not limited to, information concerning the Company’s possible or assumed future business activities and results of operations and statements about the following subjects:

·	business strategy;
·	growth opportunities;
·	future development of concessions, exploitation of assets and other business operations;
·	future market conditions and the effect of such conditions on the Company’s future activities or results of operations;
·	future uses of and requirements for financial resources;
·	interest rate and foreign exchange risk;
·	future contractual obligations;
·	outcomes of legal proceedings including, without limitation, the ongoing investigations of the Company;
·	future operations outside the United States;
·	competitive position;
·	expected financial position;
·	future cash flows;
·	future liquidity and sufficiency of capital resources;
·	future dividends;
·	financing plans;
·	tax planning;
·	budgets for capital and other expenditures;
·	plans and objectives of management;
·	compliance with applicable laws; and
·	adequacy of insurance or indemnification.

These types of statements and other forward-looking statements inherently are subject to a variety of assumptions, risks and uncertainties that could cause actual results, levels of activity, performance or achievements to differ materially from those expected, projected or expressed in forward-looking statements.  These risks and uncertainties include, among others, the following:

·	general economic and business conditions;
·	worldwide demand for oil and natural gas;
·	changes in foreign and domestic oil and gas exploration, development and production activity;
·	oil and natural gas price fluctuations and related market expectations;
·	termination, renegotiation or modification of existing contracts;
·	the ability of the Organization of Petroleum Exporting Countries, commonly called OPEC, to set and maintain production levels and pricing, and the level of production in non-OPEC countries;
·	policies of the various governments regarding exploration and development of oil and gas reserves;
·	advances in exploration and development technology;
·	the political environment of oil-producing regions;
·	political instability in the Democratic Republic of Sao Tome and Principe and the Federal Republic of Nigeria;
casualty losses;
·	competition;
·	changes in foreign, political, social and economic conditions;
·	risks of international operations, compliance with foreign laws and taxation policies and expropriation or nationalization of equipment and assets;
·	risks of potential contractual liabilities;
·	foreign exchange and currency fluctuations and regulations, and the inability to repatriate income or capital;
·	risks of war, military operations, other armed hostilities, terrorist acts and embargoes;
·	regulatory initiatives and compliance with governmental regulations;

·	compliance with environmental laws and regulations;
·	compliance with tax laws and regulations;
·	customer preferences;
·	effects of litigation and governmental proceedings;
·	cost, availability and adequacy of insurance;
·	adequacy of the Company’s sources of liquidity;
·	labor conditions and the availability of qualified personnel; and
·	various other matters, many of which are beyond the Company’s control.

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

PART I

Item 1. Business

Overview

ERHC Energy Inc., a Colorado corporation, (“ERHC” or the “Company”) is an independent oil and gas company formed in 1986.  The Company was engaged in a variety of businesses until 1996, when it began its current operations.  The Company’s goal is to maximize its value through exploration and exploitation of oil and gas reserves in the Gulf of Guinea offshore of central West Africa.  The Company’s current focus is to exploit its assets, which are rights to working interests in exploration acreage in the Joint Development Zone (“JDZ”) between the Democratic Republic of Sao Tome and Principe (“DRSTP or “Tome”) and the Federal Republic of Nigeria (“FRN or “Nigeria”) and in the exclusive territorial waters of Sao Tome (the “Exclusive Economic Zone” or “EEZ”).  The Company has formed relationships with upstream oil and gas companies to assist the Company in exploiting its assets in the JDZ. The Company currently has no other operations but is exploring opportunities in other areas of the energy industry with emphasis on supply and trading.

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

This exercise of the Company’s rights was subject to the condition that if no license is awarded or a license is awarded and subsequently withdrawn by the JDA prior to the commencement of operations, ERHC will be entitled to receive its working interest in that block in a future license awarded for that block.

On April 28, 2005, ERHC and its then consortium partner Noble Energy International, Ltd. (“Noble”) entered into a Memorandum of Understanding with Godsonic Oil Company Limited (“Godsonic”), an independent bidder for interest in Block 4. The Memorandum of Understanding stated that if ERHC and Noble (“ERHC/Noble”) received less than a 26% bid-interest award in Block 4 in the Nigeria and Sao Tome and Principe JDZ from the JDA established pursuant to the Treaty between FRN and the DRSTP, Godsonic would transfer whatever Godsonic received in Block 4 to ERHC/Noble; on the other hand, if ERHC/Noble received more than a 26% bid-interest award in Block 4 from the JDA, ERHC/Noble would transfer the excess over 26% to Godsonic. In June 2005, the JDA awarded ERHC and its then consortium partner Noble a 35% bid interest in Block 4 of the JDZ, in addition to the option interest of 25% which ERHC had exercised in the Block.  In October 2005, Noble withdrew from participation in Block 4 and Addax Petroleum (Nigeria Offshore 2) Limited (“Addax”) replaced Noble as ERHC’s consortium partner. By a Letter Agreement dated October 24, 2005 (the “Letter Agreement”), ERHC and Addax undertook to transfer a 9% interest of the 35% bid interest to Godsonic subject to Godsonic meeting financial and other conditions.

In November 2005, ERHC and Addax entered into a Participation Agreement dated November 17, 2005 (the “Participation Agreement”) whereby ERHC undertook to assign a 42.3% interest (the “Assigned Interest”) in Block 4 to Addax.  Under the Participation Agreement, ERHC’s “Retained Interest” would be 17.7% in Block 4.  The Participation Agreement stated Addax’s cash payment obligations to ERHC would be $18 million, which was paid in February and March 2006.  Pursuant to the Participation Agreement between ERHC and Addax, as amended, Addax will serve as operator and pay all of ERHC’s future costs in respect of all petroleum operations in Block 4. Addax is entitled to 100% of ERHC’s share of oil production until Addax recovers ERHC’s costs.

Pursuant to an Amendment to the Participation Agreement dated February 23, 2006, ERHC and Addax amended the Participation Agreement so that the Assigned Interest to Addax would be changed to 33.3% while ERHC’s Retained Interest would remain at 17.7%. By a second Amendment to the Participation Agreement, entered into on March 14, 2006, ERHC and Addax further amended the Participation Agreement so that the “Assigned Interest” would be 33.3% and ERHC’s “participating interest” would be 26.7%.

On March 15, 2006, an agreement to assign 9% in Block 4 from ERHC to Godsonic was entered into between ERHC/Addax and Godsonic subject to Godsonic meeting stipulated financial and other conditions. Pursuant to a third Amendment to the Participation Agreement entered into on April 11, 2006, ERHC and Addax provisionally agreed that if Godsonic did not meet the financial and other conditions as stipulated in the Letter Agreement on the 9% interest to be transferred to Godsonic and was foreclosed from all claims to the 9% interest, ERHC would transfer 7.2% out of the 9% interest to Addax so that Addax’s participating interest would be 40.5% in aggregate and ERHC’s participating interest would be 19.5% in aggregate.

In July 2007, ERHC acted on behalf of the ERHC/Addax consortium in JDZ Block 4 to reclaim Godsonic’s 9% share because Godsonic failed to meet certain obligations. Addax claims entitlement under the existing agreements to 7.2% out of the recovered 9%, leaving 1.8% remaining with ERHC.  If finalized, this would increase ERHC’s share of JDZ Block 4 from 17.7% to 19.5%. ERHC and Addax are currently in arbitration, under amicable conditions, to resolve whether or not additional consideration is due to ERHC from Addax for the 7.2% claim by Addax under the terms of the existing agreements. The parties are also exploring mediation as an alternative to seeing arbitration to conclusion.

In February 2006, ERHC sold a 15% participating interest in Block 3 of the JDZ to Addax Petroleum Resources Nigeria Limited ("Addax Sub") leaving a 10% participating interest in Block 3 to ERHC. In exchange, Addax Sub paid ERHC $7.5 million in the second quarter of fiscal 2006. Under the participation agreement between ERHC and Addax Sub, Addax Sub agreed to pay all of ERHC's future costs in respect of petroleum operations in Block 3. Addax Sub is entitled to 100% of ERHC’s allocation of cost plus up to 50% of ERHC’s allocation of profit until Addax Sub recovers 100% of ERHC's costs.

In March 2006, ERHC sold a 28.67% participating interest in Block 2 of the JDZ to Sinopec International Petroleum Exploration and Production Corporation Nigeria ("Sinopec"), and a 14.33% participating interest in Block 2 of the JDZ to Addax Energy Nigeria Limited ("Addax Ltd.") leaving a 22% participating interest in Block 2 to the Company. In exchange, Sinopec paid ERHC $13.6 million and Addax Ltd. paid ERHC $6.8 million in the second quarter of fiscal 2006. Under the participation agreement among ERHC, Sinopec and Addax Ltd., Sinopec will serve as operator, and Sinopec and Addax Ltd. will pay all of ERHC's future costs in respect of petroleum operations in Block 2. Sinopec and Addax Ltd. are entitled to 100% of ERHC's allocation of cost plus up to 50% of ERHC’s allocation of profit until they recover 100% of ERHC's costs and Sinopec is to receive 6% interest on its future costs, up to $35 million, but only to the extent that those interest costs are covered by production.

Related to the sale of the participating interest in Block 2 to Sinopec, ERHC agreed to pay a $3 million cash success fee ($1.5 million was paid in March 2006 and the remaining $1.5 million was paid in March 2007) to Feltang International Inc., a British Virgin Island company (“Feltang”) that was responsible to ERHC for obtaining Sinopec’s participation in Block 2. ERHC also will issue to Feltang 5,250,000 shares of common stock and warrants to purchase 6,500,000 shares at a fixed exercise price of $0.355 per share. The common stock was valued at $4,803,750 based on the quoted market value of the common stock on the date Sinopec signed the production sharing agreement.

Our business strategy is to enter into agreements to exploit the Company’s interests in Blocks 5, 6 and 9 also.  Additionally, the Company intends to exploit its rights in the EEZ.

The following chart  represents ERHC’s current rights in the JDZ blocks.

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
(6)
Includes the 9% reclaimed from Godsonic by ERHC on behalf of the ERHC/Addax consortium following Godsonic's inability to fulfill financial and other conditions upon which the 9% was to have been assigned to Godsonic. Pursuant to the Amendment to the Participation Agreement made on April 11, 2006, the 9% is subject to distribution between Addax (7.2%) and ERHC (1.8%), if agreement is reached between the parties on the amount payable by Addax to ERHC for said interest.

Government Regulation

In the event the Company begins activities relating to the exploration and exploitation of hydrocarbons, it will be required to make the necessary expenditures to comply with the applicable health and safety, environmental and other regulations.

The oil and gas industry is subject to various types of regulation throughout the world. Legislation affecting the oil and gas industry has been pervasive and is under constant review for amendment or expansion. Pursuant to such legislation, numerous government agencies have issued extensive laws and regulations binding on the oil and gas industry and companies engaged in this industry, some of which carry substantial penalties for failure to comply. Such laws and regulations have a significant impact on oil and gas exploration, production and marketing and midstream activities. These laws and regulations increase the cost of doing business and, consequently, will affect results of operations. Inasmuch as new legislation affecting the oil and gas industry is commonplace and existing laws and regulations are frequently amended or reinterpreted, the Company is unable to predict the future cost or impact of complying with such laws and regulations. However, the Company does not expect that any of these laws and regulations will affect its operations in a manner materially different than they would affect other oil and gas companies of similar size.

Competition

Strong competition exists in all sectors of the oil and gas industry. ERHC competes with other independent oil and gas companies for equipment and personnel required to explore, develop and operate properties. Competition is also prevalent in the marketing of oil, gas and natural gas liquids. Higher recent commodity prices have increased the costs of properties available for acquisition, and there are a greater number of companies with the financial resources to pursue acquisition opportunities. Certain of the Company’s competitors have financial and other resources substantially larger than ours, and they have also established strategic long-term positions and maintain strong governmental relationships in countries in which the Company may seek new entry. As a consequence, ERHC may be at a competitive disadvantage in bidding for drilling rights. In addition, many of the Company’s larger competitors may have a competitive advantage when responding to factors that affect demand for oil and natural gas production, such as changing worldwide prices and levels of production, the cost and availability of alternative fuels and the application of government regulations.

Employees

As of September 30, 2007, the Company had five (5) full-time employees and a consultant who serves as the Corporate Secretary.

Availability of Information

We file annual, quarterly and current reports, proxy statements and other documents with the Securities and Exchange Commission (“SEC”) under the Securities Act of 1934. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

We also make available, free of charge on or through our Internet website (http://www.erhc.com), our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

The Company has no sources of revenue and a history of losses from operations

The Company’s business is in an early stage of development.  The Company has not generated any operating revenue since its entry into the oil and gas business and has incurred significant operating losses.  The Company has incurred net operating losses of $4,976,765 in fiscal 2007 and $43,118,918 since inception.  The Company had net losses of $1,756,904 in fiscal 2007. The Company had net income of $23,171,536 in fiscal 2006, primarily as a result of entering into production sharing agreements under which it sold various participatory interests.  The Company had net losses of $11,270,478 in fiscal 2005, and $57,993,079 since inception.  The Company expects to incur additional operating losses for the foreseeable future.

The Company has a limited operating history in the oil and gas business

The Company’s operations to date have consisted solely of acquiring rights to working interests in the JDZ and EEZ and entering into production sharing contracts.  The Company will not be the operator with respect to these contracts.  The Company’s future financial results depend primarily on (1) the ability of the Company’s venture partners to provide or obtain sufficient financing to meet their financial commitments in the production sharing contracts, (2) the ability to discover commercial quantities of oil and gas, and (3) the market price for oil and gas. Management cannot predict that the production sharing contracts will result in wells being drilled or if drilled, whether oil and/or gas will be discovered in commercial quantities.

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

The Company’s success depends on its ability to exploit its limited assets

The Company’s primary assets are rights to working interests in exploration acreage in the JDZ and EEZ under agreements with the JDA and DRSTP.  The Company’s operations have been limited to sustaining and managing its rights under these agreements.  The Company’s success depends on its ability to exploit these assets, of which there is no assurance that it  will be successful.

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

The Company’s Business Interests Are Located Outside of the United States Which Subjects It to Risks Associated with International Activities.

At September 30, 2007, the Company’s major assets were located outside the United States.  Apart from cash maintained in United States’ financial institutions, the Company’s primary assets are agreements with DRSTP and the JDA, which provide the Company with rights to participate in exploration and production activities in the Gulf of Guinea off the coast of central West Africa.  This geographic area of interest is controlled by foreign governments that have historically experienced volatility, which is out of management’s control. The Company’s ability to exploit its interests in this area pursuant to such agreements may be adversely impacted by this circumstance.

The future success of the Company’s international operations may also be adversely affected by risks associated with international activities, including economic and labor conditions, political instability, risk of war, expropriation, termination, renegotiation or modification of existing contracts, tax laws (including host-country import-export, excise and income taxes and United States taxes on  foreign  subsidiaries)  and  changes  in the value of the U.S. dollar versus the local currencies in which future oil and gas producing activities may be  denominated.  Changes in exchange rates may also adversely affect the Company’s future results of operations and financial condition.

In addition, to the extent the Company engages in operations and activities outside the United States, it is subject to the Foreign Corrupt Practices Act (the “FCPA”) which, among other restrictions, prohibits U.S. companies and their intermediaries from making corrupt payments to foreign officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment, and requires companies to maintain adequate record-keeping and internal accounting practices to accurately reflect their financial and other transactions with foreign officials.  The FCPA applies to companies, individual directors, officers, employees and agents.  The FCPA also applies to foreign companies and persons taking any act in furtherance of such corrupt payments while in the United States.  Under the FCPA, U.S. companies may also be held liable for actions taken by strategic or local partners or representatives.

The FCPA imposes civil and criminal penalties for violations of its provisions.  Civil penalties may include fines of up to $500,000 per violation, and equitable remedies such as disgorgement of profits causally connected to the violation (including prejudgment interest on such profits) and injunctive relief.  Criminal penalties for violations of the corrupt payments provisions could range up to the greater of $2 million per violation or twice the gross pecuniary gain sought by making the payment, and/or incarceration for up to 5 years per violation.  Moreover, if a director, officer or employee of a company is found to have willfully violated the FCPA books and records provisions, the maximum penalty would be imprisonment for 20 years per violation.  Maximum fines of up to $25 million also may be imposed for willful violations of the books and records provisions by a company.

The SEC and/or the Department of Justice (“DOJ”) could assert that there have been multiple violations of the FCPA, which could lead to multiple fines.  The amount of any fines or monetary penalties which could be assessed would depend on, among other factors, findings regarding the amount, timing, nature and scope of any improper payments, whether any such payments were authorized by or made with knowledge of ERHC or its affiliates, the amount of gross pecuniary gain or loss involved, and the level of cooperation provided to the government authorities during the investigations.  Negotiated dispositions of these types of violations also frequently result in an acknowledgement of wrongdoing by the entity and the appointment of a monitor on terms agreed upon with the SEC and DOJ to review and monitor current and future business practices, including the retention of agents, with the goal of assuring future FCPA compliance.  Other potential consequences could be significant and include suspension or debarment of ERHC’s ability to contract with governmental agencies of the United States and of foreign countries.  Any determination that ERHC has violated the FCPA could result in sanctions that could have a material adverse effect on the Company’s business, prospects, operations, financial condition and cash flow.

The Company is under investigation by the SEC, the DOJ and a U.S. Senate Subcommittee, and the results of these investigations could have a material adverse effect on its business, prospects, operations, financial condition and cash flow.

On May 4, 2006, a search warrant issued by the U.S. District Court of the Southern District of Texas, Houston Division, was executed on ERHC seeking various records including, among others, documents, if any, related to correspondence with foreign governmental officials or entities in São Tomé and Nigeria.  The search warrant cited, among other things, possible violations of the FCPA, Section 10(b) of the Exchange Act, Rule 10b-5 under the Exchange Act and criminal conspiracy and wire fraud statutes.  ERHC filed suit in federal district court in Texas in June 2006 seeking to protect the Company’s attorney-client privileged documents and to allow its counsel to determine the factual basis for the DOJ’s search warrant affidavit, which is currently under seal.

A related SEC subpoena was issued on May 9, 2006, and a second related subpoena issued on August 29, 2006.  The subpoenas request from ERHC a range of documents including all documents related to correspondence with foreign governmental officials or entities in Sao Tome and Nigeria, personnel records (specifically, those regarding the Company’s former Chief Financial Officer, Franklin Ihekwoaba) and other corporate records.  The Company has been actively responding to both subpoenas.

On July 5, 2007, the U.S. Senate Committee on Homeland Security and Governmental Affairs’ Permanent Subcommittee on Investigations served ERHC with a subpoena, in connection with its review of matters relating to the potential abuse of payments made to foreign governments. The subpoena, as amended on July 18, 2007, seeks documents and information regarding ERHC’s activities, particularly those related to the acquisition of ERHC’s interests in the Gulf of Guinea.  ERHC’s attorneys, Akin Gump Strauss Hauer & Feld LLP, are assisting ERHC in responding to the subpoena.   Please see “Legal Proceedings” for more information.

The investigations by the DOJ, SEC and Senate Subcommittee are continuing.  The Company anticipates that these investigations will be lengthy and do not expect these investigations to be concluded in the immediate future.  If violations are found, the Company may be subject to criminal, civil and/or administrative sanctions, including substantial fines, and the resolution or disposition of these matters could have a material adverse effect on its business, prospects, operations, financial condition and cash flow.

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

Continuing negative publicity arising out of these investigations could also adversely affect our business and prospects in the commercial marketplace.  In addition, these investigations have resulted in increased expenses to ERHC, including substantial legal fees and the diversion of management’s attention from its operations and other activities.  If the Company  incurs costs or losses as a result of these matters, it may not have the liquidity or funds to address those costs or losses, in which case such costs or losses could have a material adverse effect on its business, prospects, operations, financial condition and cash flow.

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

The Company is currently under examination by the Internal Revenue Service

The Internal Revenue Service is currently examining the tax returns for the Company’s 2005 and 2006 tax years.  The Company anticipates that this examination should conclude in the next few months.  If adjustments are found, the Company may be subject to taxes, penalties and interest and these could have a material adverse effect on its operations, financial condition and cash flow.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Substantially all of the Company’s properties are in the form of working interest.  Today, ERHC has interests in Blocks 2, 3, 4, 5, 6, and 9 in the offshore Joint Development Zone (JDZ) of Nigeria and the island nation of Sao Tome and Principe.  ERHC has additional interests in the territorial waters of Sao Tome and Principe, known as the Exclusive Economic Zone (EEZ).

Joint Development Zone

ERHC has interests in six of the nine Blocks in the Joint Development Zone (JDZ), a 34,548 sq km area approximately 200 km off the coastline of Nigeria and Sao Tome and Principe that is adjacent to several large petroleum discovery areas. ERHC's rights in the JDZ include:

•	JDZ Block 2: 22.0%
•	JDZ Block 3: 10.0%
•	JDZ Block 4: 26.7%
•	JDZ Block 5: 15.0%
•	JDZ Block 6: 15.0%
•	JDZ Block 9: 20.0%

Sao Tome and  Exclusive Economic Zone

The government of Sao Tome and Principe awarded ERHC rights to participate in exploration and production activities in Sao Tome and Principe’s Exclusive Economic Zone (EEZ). ERHC’s rights include the following:

•	The right to receive up to two blocks of ERHC’s choice; and
•	The option to acquire up to a 15% paid working interest in another two blocks of ERHC’s choice.

ERHC would be responsible for its proportionate share of exploration and exploitation costs in the EEZ blocks.

The EEZ describes territorial waters of Sao Tome that encompasses an area of approximately 160,000 square km. It is measured from claimed archipelagic baselines — territorial sea: 12 nautical miles, exclusive economic zone: 200 nautical miles. It is the largest in the Gulf of Guinea.

The Company’s corporate office is located at 5444 Westheimer Road, Suite 1440, Houston, Texas 77056 pursuant to a lease that expires in December 2011.

Item 3.  Legal Proceedings

Subpoenas.  On May 4, 2006, a Federal court search warrant initiated by DOJ was executed on the Company.  The DOJ sought various records including, among other matters, documents, if any, related to correspondence with foreign governmental officials or entities in Sao Tome and Nigeria.  Related SEC subpoenas issued on May 9, 2006 and August 29, 2006 also requested a range of documents. ERHC continues to interface with both the DOJ and SEC investigators to respond to the SEC subpoenas and any additional requests for information from the DOJ or SEC.  ERHC’s attorneys, Akin Gump Strauss Hauer & Feld LLP, are assisting ERHC in responding to the subpoena

On July 5, 2007, the U.S. Senate Committee on Homeland Security and Governmental Affairs’ Permanent Subcommittee on Investigations served ERHC with a subpoena in connection with its review of matters relating to the potential abuse of payments made to foreign governments. The subpoena, as amended on July 18, 2007, seeks documents and information regarding ERHC’s activities, particularly those related to the acquisition of ERHC’s interests in the Gulf of Guinea.  ERHC’s attorneys, Akin Gump Strauss Hauer & Feld LLP, are assisting ERHC in responding to the subpoena.

Godsonic Negotiations.  In July 2007, ERHC and Godsonic commenced negotiations to have Godsonic relinquish all of its claims to a 9% interest in Block 4.  The parties reached a settlement in August 2007 which resulted in Godsonic’s relinquishment of all claims to the 9% interest in Block 4.

ERHC/Addax Arbitration.  Addax, our consortium partner in JDZ Block 4, claims entitlement under our existing agreements to 7.2% out of the recovered 9% interest in Block 4, leaving 1.8% remaining with ERHC.  ERHC disputes the consideration that Addax should pay to ERHC for the 7.2%.  If Addax’s claims are successful, ERHC’s share of JDZ Block 4 will increase from 17.7% to 19.5% and Addax’s share of the JDZ Block 4 will increase from 33.3% to 40.5% for no additional consideration paid to ERHC.  ERHC and Addax are currently in arbitration to resolve the issue.  The parties are also exploring mediation as a potential alternative.

Lakeshore Arbitration.  In October 2006, Lakeshore Capital Limited (“Lakeshore”) filed an arbitration claim against ERHC seeking $4,400,000 for the alleged value of 4,500,000 shares of ERHC common stock and for a warrant to purchase an additional 1,500,000 shares of common stock at an exercise price of $.20 per share, including interest and costs, as compensation for financial consultancy and related services rendered under a contract with ERHC dated May 20, 2002.  The claim was resolved in mediation conducted by the American Arbitration Association by the payment by ERHC of $250,000 to Lakeshore.  Pursuant to the Settlement Agreement dated May 16, 2007, the arbitration was discontinued with prejudice.

From time to time, ERHC may be subject to routine litigation, claims, or disputes in the ordinary course of business.  In the opinion of management, no pending or known threatened claims, actions or proceedings against the Company are expected to have a material adverse effect on ERHC’s consolidated financial position, results of operations or cash flows.  ERHC intends to defend these matters vigorously; the Company cannot predict with certainty, however, the outcome or effect of any of the litigation or investigatory matters specifically described above or any other pending litigation or claims.  There can be no assurance as to the ultimate outcome of these lawsuits and investigations.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

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

Stock Price Highs & Lows

	High	Low
	(per share)
Fiscal Year 2006
First Quarter	$0.41	$0.30
Second Quarter	$0.95	$0.30
Third Quarter	$0.92	$0.40
Fourth Quarter	$0.54	$0.37

Fiscal Year 2007
First Quarter	$0.51	$0.31
Second Quarter	$0.48	$0.33
Third Quarter	$0.42	$0.24
Fourth Quarter	$0.34	$0.20

As of November 30, 2007, there were approximately 2,243 stockholders of record.  The closing price of the common stock as reported on the OTC Bulletin Board on November 30, 2007 was $0.23.  The Company has not paid any dividends during the last two fiscal years and does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

In November 2004, the Board of Directors adopted a 2004 Compensatory Stock Option Plan pursuant to which it reserved 20,000,000 shares for issuance.  This plan was approved at a special meeting of the stockholders of the Company in February 2005.  Under this plan, 7,576,756 shares have been issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,000,000	$0.43	11,423,244
Equity compensation plans not approved by security holders	-	-	-

Recent Sales of Unregistered Securities

The Company has sold the following unregistered securities:

•
During the second fiscal quarter of 2007, warrants issued in 2003, with an exercise price of $0.20, were exercised on a cashless basis, which exercise resulted in the issuance of an aggregate of 2,949,587 shares of common stock.

•
During the fourth fiscal quarter of 2007, there were an aggregate of 300,000 shares of common stock due to the Company’s directors for services rendered as more fully disclosed in Item 10, Directors and Executive Officers of the Registrant.

With respect to the sale of the unregistered securities referenced above, all transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.  No sales commissions were paid in connection with these transactions.

Issuer Purchases of Equity Securities

The Company has not repurchased any of its Common Stock.

Item 6. Selected Financial Data

The selected financial data of the Company presented below as of and for each of the five years in the period ended September 30, 2007, has been derived from the audited financial statements of the Company.  The financial statements as of and for the years ended September 30, 2007, 2006 and 2005 have been audited by Malone & Bailey, PC, an independent registered public accounting firm.  The financial statements as of and for the years ended September 30, 2003 and 2004 were audited by another independent registered public accounting firms. The data set forth below should be read in conjunction with the Company’s financial statements, related notes thereto and Management’s Discussion and Analysis of Financial Condition and Plan of Operations, contained elsewhere herein.

	For the Years Ended September 30,
Statements of Operations Data	2007	2006	2005	2004	2003

Operating expenses	$4,976,765	$(24,113,494)	$4,652,459	$2,085,426	$1,944,655
Interest expense	(1,843)	(2,099)	(1,147,248)	(1,671,759)	(1,209227)
Other Income (expense)	1,498,704	1,123,141	278,804	163,797	-
Loss on extinguishment of debt	-	-	(5,749,575)	-	-
Provision for taxes	(1,723,000)	2,063,000	-	-	-
Net income (loss)	(1,756,904)	23,171,536	(11,270,478)	(3,593,388)	(3153882)
Net income (loss) per share – basic and diluted	0.00	0.03	(0.02)	(0.01)	(0.01)
Weighted average shares of common stock outstanding	720,966,165	712,063,980	671,164,058	592,603,441	567,788,483

	As of September 30,
Balance Sheets Data	2007	2006	2005	2004	2003

DRSTP Concession fee	$2,839,500	$2,839,500	$5,679,000	$5,679,000	$5,679,000
Total assets	39,854,641	45,878,249	6,720,210	5,728,556	5,735,744
Total liabilities	5,947,982	10,390,126	2,799,011	14,757,208	16,283,506
Shareholders' equity (deficit)	33,906,659	35,488,123	3,941,199	(9,028,652)	(10,547,762)

Item 7.  Management’s Discussion and Analysis of Financial Condition and Plan of Operations

Introduction

The following discussion and analysis presents management’s perspective of our business, financial condition and overall performance. This information is intended to provide investors with an understanding of our past performance, current financial condition and outlook for the future. You must read the following discussion of the results of the operations and financial condition of the Company in conjunction with its financial statements, including the notes thereto included in this Form 10-K filing.  The Company’s historical results are not necessarily an indication of trends in operating results for any future period.

Reference is made to “Item 6. Selected Financial Data” and “Item 8. Financial Statements and Supplementary Data.”

Overview of Business

ERHC reports as a development stage enterprise as there are currently no significant operations and no revenue has been generated from business activities.  The Company was incorporated in 1986 as a Colorado corporation, and was engaged in a variety of businesses until 1996, when it began its current operations as an independent oil and gas Company.  The Company’s goal is to maximize its value through exploration and exploitation of oil and gas reserves in the Gulf of Guinea offshore of central West Africa.  The Company’s current focus is to exploit its primary assets, which are rights to working interests in exploration acreage in the JDZ and the EEZ.  The Company has entered into production sharing agreements with upstream oil and gas companies in these JDZ Blocks to assist the Company in exploring its assets in the JDZ.  The technical and operation expertise in conducting exploration operations will be provided by participating in the Company’s interest oil and gas companies.  The Company is also exploring opportunities in other areas of the energy industry

State of Participation Interests

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
(6)
Includes the 9% reclaimed from Godsonic by ERHC on behalf of the ERHC/Addax consortium following Godsonic's inability to fulfill financial and other conditions upon which the 9% was to have been assigned to Godsonic. Pursuant to the Amendment to the Participation Agreement made on April 11, 2006, the 9% is subject to distribution between Addax (7.2%) and ERHC (1.8%), if agreement is reached between the parties on the amount payable by Addax to ERHC for said interest.

Critical Accounting Policies

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

Concentration of Risks

The Company’s current focus is to exploit assets consisting of agreements with the DRSTP concerning oil and gas exploration in EEZ and with the JDA concerning oil and gas exploration in the JDZ.  The Company has formed relationships with other oil and gas companies with the technical and financial capabilities to assist the Company in leveraging its interests in the EEZ and the JDZ.  The Company currently has no other operations.

Asset Retirement Obligation

ERHC’s asset retirement obligation relates to the plugging and abandonment of certain oil and gas properties in Wichita Falls, Texas. The provisions of SFAS No. 143 require the fair value of a liability for an asset retirement obligation to be recorded and a corresponding increase in the carrying amount of the associated asset.  The cost of the tangible asset, including the initially recognized asset retirement cost is depleted over the useful life of the asset.  If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded to the retirement obligation and the asset retirement cost. The offsetting ARO liability is recorded at fair value, and accretion expense recognized as the discounted liability is accreted to its expected settlement value.  The fair value of the ARO asset and liability is measured using expected future cash out flows discounted at the Company’s credit adjusted risk free interest rate. These oil and gas properties were abandoned and written off during the year ended September 30, 1999 and the current liability is fully accreted and represents management’s best estimate of the fair value of the outstanding obligation.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning the first quarter of fiscal 2008. The Company is currently assessing the potential impact that adoption of SFAS No. 157 would have on its financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement classification, accounting for interest and penalties and accounting in interim periods and disclosure. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006.  The Company is currently assessing the potential impact that adoption of FIN No. 48 would have on its financial statements.

Former Operations - Asset Retirement Obligation

The Company has accrued $485,000 as a liability on the balance sheet relating to the estimated costs on plugging and abandonment of certain oil and gas properties in Wichita Falls, Texas.  The Company acquired a lease in oil fields located in Wichita County, Texas, which was subsequently assigned to a former shareholder.  However, in connection with the lease in Wichita County, the Company may remain liable for certain plugging and abandonment costs, estimated to be approximately $485,000.  The Company uses SFAS No. 143 to account for this obligation.  These properties were abandoned and written off during the year ended September 30, 1999 and the Company believes the current liability is fully accreted and represents management’s best estimate of the fair value of the outstanding obligation.

Management reviews this accrual quarterly for any adjustments necessary.  There has been no activity related to this liability in several years, however, management believes that the accrual is appropriate and conservative at this time.

Results of Operations

Year ended September 30, 2007 Compared to Year Ended September 30, 2006

During fiscal 2007, the Company had general and administrative expenses of $4,954,848 compared with $5,979,609 in fiscal 2006.  The decrease results primarily from the grant of stock warrants for our outside consultants valued at $1,145,000 in fiscal 2006 versus employee compensatory stock option expense of $175,440 in fiscal 2007.

During 2007, the Company had a net loss of $1,756,904, compared to a net income of $23,171,536 for fiscal 2006.  The primary reason for the $24,928,440 decrease in net income for the year ended September 30, 2007 was due to a $30,102,250 net gain in fiscal 2006 from the sale of participation interests in the three JDZ Blocks under production sharing contracts with various joint venture partners.

During fiscal 2007 and 2006, the Company had no revenues from which cash flows could be generated to support operations.  In fiscal 2007 and 2006, the Company relied primarily upon cash generated from the 2006 sale of interests to fund operations.

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

Liquidity and Capital Resources

As of September 30, 2007, the Company had working capital of $31,002,664.  The Company believes that it has sufficient liquidity to meet working capital requirements for fiscal 2008.  The Company has no material commitments for capital resources.

Off-Balance Sheet Arrangements

As of September 30, 2007, the Company does not have any off-balance sheet arrangements.

Contractual Obligations and Commercial Commitments

The following table provides information at September 30, 2007, about the Company’s contractual obligations and commercial commitments.  The table presents contractual obligation by due dates and related contractual commitments by expiration dates.

Contractual Obligations	Total	Less than 1 year	1 - 3 Years	3 - 5 Years	More than 5 Years

Convertible debt (1)	$33,513	$33,513	$-	$-	$-
Operating lease (2)	454,920	107,040	321,120	26,760	-

Total	$488,433	$140,553	$321,120	$26,760	$-

(1)	This represents a convertible note to Joseph Charles and Associates, for which the Company has been unable to locate the payee.

(2)	Lease obligations consist of operating lease for office space. Office lease represent non-cancelable leases for office space used in our daily operations.

Contingencies and Legal Matters

For a detailed discussion of contingencies and legal matters, see “Item 3. Legal Proceedings”.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

The Company’s current focus is to exploit its primary assets, which are rights to working interest in the JDZ and EEZ under agreements with the JDA and DRSTP.  The Company intends to continue to form relationships with other oil and gas companies with technical and financial capabilities to assist the Company in leveraging its interests in the EEZ and the JDZ.  The Company currently has no other operations.

At September 30, 2007, all of the Company's operations were located outside the United States.  The Company’s primary asset are agreements with DRSTP and the JDA, which provide ERHC with rights to participate in exploration and production activities in the Gulf of Guinea off the coast of central West Africa.  This geographic area of interest is controlled by foreign governments that have historically experienced volatility, which is out of management’s control. The Company’s ability to exploit its interests in the agreements in this area may be impacted by this circumstance.

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

Item 8.  Financial Statements and Supplementary Data

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page(s)

Reports of Independent Public Accounting Firm:

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting as of September 30, 2007	21

Report of Independent Registered Public Accounting Firm on the Financial Statements for the Years ended September 30, 2007 and 2006	22

Consolidated Financial Statements:

Consolidated Balance Sheets as of September 30, 2007 and 2006	23

Consolidated Statements of Operations for the Years Ended September 30, 2007, 2006 and 2005, and for the period from inception, September 5, 1995, to September 30, 2007	24

Consolidated Statements of Shareholders' Equity (Deficit) for the period from inception, September 5, 1995, to September 30, 2007	25

Consolidated Statements of Cash Flows for the Years Ended September 30, 2007, 2006 and 2005, and for the period from inception, September 5, 1995, to September 30, 2007	36

Notes to Consolidated Financial Statements	38

Financial Statement Schedules:

None

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ERHC Energy Inc.
Houston, Texas

We have audited the internal control of ERHC Energy Inc. over its financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, ERHC Energy Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ERHC Energy Inc. as of September 30, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and cash flows for the three years then ended, and our reports dated December 7, 2007 expressed an unqualified opinion on those consolidated financial statements.

Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

December 7, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ERHC Energy Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of ERHC Energy Inc., a corporation in the development stage, as of September 30, 2007 and 2006 and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the three years then ended.  These financial statements are the responsibility of ERHC’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ERHC as of September 30, 2007 and 2006, and the results of its operations and its cash flows for the three years then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of ERHC’s internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 7, 2007 expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

December 7, 2007

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED BALANCE SHEETS
September 30, 2007 and 2006

	2007	2006

ASSETS
Current assets:
Cash	$34,721,933	$40,991,114
Prepaid expenses and other current assets	179,955	1,073,031
Income tax refundable	1,568,758	-
Deferred tax asset – current	480,000	480,000

Total current assets	36,950,646	42,544,145

DRSTP concession fee	2,839,500	2,839,500
Furniture and equipment, net	64,495	14,604
Deferred tax asset	-	480,000

Total assets	$39,854,641	$45,878,249

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$5,183,979	$6,784,004
Accounts payable and accrued liabilities, related parties	238,614	69,439
Accrued interest	6,876	5,023
Federal income taxes payable	-	3,013,147
Asset retirement obligation	485,000	485,000
Convertible debt	33,513	33,513

Total current liabilities	5,947,982	10,390,126

Commitments and contingencies	-	-

Shareholders' equity:
Preferred stock, par value $0.0001; authorized 10,000,000; none issued and outstanding	-	-
Common stock, par value $0.0001; authorized 950,000,000 shares; issued and outstanding 721,938,550 and 718,988,982 at September 30, 2007 and 2006, respectively	72,193	71,899
Additional paid-in capital	91,827,545	91,652,399
Deficits accumulated in the development stage	(57,993,079)	(56,236,175)

Total shareholders’ equity	33,906,659	35,488,123

Total liabilities and shareholders' equity	$39,854,641	$45,878,249

The accompanying notes are an integral part of these financial statements.

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended September 30, 2005, 2006 and 2007 and for the Period from Inception,
September 5, 1995, to September 30, 2007

				Inception to
				September 30,
	2005	2006	2007	2007
				(Unaudited)
Operating costs and expenses:
General and administrative Expenses	$4,645,783	$5,979,609	$4,954,848	$64,093,110
Depreciation, depletion and amortization	6,676	9,147	21,917	1,385,930
Gain from sale of partial interest in DRSTP Concession	-	(30,102,250)	-	(30,102,250)
Write-offs and abandonments	-	-	-	7,742,128

(Loss) gain from operations	(4,652,459)	24,113,494	(4,976,765)	(43,118,918)

Other income and (expenses):
Interest income	26,494	1,123,141	1,998,704	3,148,339
Gain (loss) from settlements	252,310	-	(500,000)	(247,690)
Other income	-	-	-	439,827
Interest expense	(1,147,248)	(2,099)	(1,843)	(12,125,062)
Loss on extinguishment of debt	(5,749,575)	-	-	(5,749,575)

Total other income and expenses, net	(6,618,019)	1,121,042	1,496,861	(14,534,161)

Income (loss) before benefit (provision) for income taxes	(11,270,478)	25,234,536	(3,479,904)	(57,653,079)

Benefit (provision) for income taxes
Current	-	(3,023,000)	1,243,000	(1,780,000)
Deferred	-	960,000	480,000	1,440,000

Total benefit (provision) for income taxes	-	(2,063,000)	1,723,000	(340,000)

Net income (loss)	$(11,270,478)	$23,171,536	$(1,756,904)	$(57,993,079)

Net income (loss) per common shares Basic and diluted	$(0.02)	$0.03	$0.00

Weighted average number of common shares outstanding -
Basic	671,164,058	712,063,980	720,966,165
Diluted	671,164,058	717,410,403	720,966,165

The accompanying notes are an integral part of these financial statements.

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Period from Inception, September 5, 1995, to September 30, 2007, (Unaudited for the Period from Inception to September 30, 1998)

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

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Period from Inception, September 5, 1995, to September 30, 2007, (Unaudited for the Period from Inception to September 30, 1998)

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

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Period from Inception, September 5, 1995, to September 30, 2007, (Unaudited for the Period from Inception to September 30, 1998)

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

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Period from Inception, September 5, 1995, to September 30, 2007, (Unaudited for the Period from Inception to September 30, 1998)

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

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Period from Inception, September 5, 1995, to September 30, 2007, (Unaudited for the Period from Inception to September 30, 1998)

			Additional
	Common Stock		Paid-In	Accumulated	Subscription	Deferred
	Shares	Amount	Capital	Deficit	Receivable	Compensation	Total

Balance at September 30, 1999	489,071,978	$48,907	$43,306,852	$(48,952,063)	$-	$-	$(5,596,304)

Common stock issued for con -version of debt and payment of accrued interest and penalties	7,607,092	761	295,120	-	-	-	295,881
Net loss	-	-	-	(1,958,880)	-	-	(1,958,880)

Balance at September 30, 2000	496,679,070	49,668	43,601,972	(50,910,943)	-	-	(7,259,303)

Common stock issued for services	37,000,000	3,700	1,846,300	-	-	-	1,850,000
Net loss	-	-	-	(6,394,810)	-	-	(6,394,810)

Balance at September 30, 2001	533,679,070	$53,368	$45,448,272	$(57,305,753)	$-	$-	$(11,804,113)

The accompanying notes are an integral part of these financial statements.

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Period from Inception, September 5, 1995, to September 30, 2007, (Unaudited for the Period from Inception to September 30, 1998)

			Additional
	Common Stock		Paid-In	Accumulated	Subscription	Deferred
	Shares	Amount	Capital	Deficit	Receivable	Compensation	Total

Balance at September 30, 2001	533,679,070	$53,368	$45,448,272	$(57,305,753)	$-	$-	$(11,804,113)

Common stock issued for cash net of expenses	4,000,000	400	643,100	-		-	643,500
Common stock issued for services	3,475,000	348	527,652	-	-	-	528,000
Common stock issued for accounts payable	4,407,495	440	817,757	-	-	-	818,197
Common stock issued for con -version of debt and pay-ment of accrued interest And penalties	7,707,456	771	1,540,721	-	-	-	1,541,492
Common stock issued for officer's salary and bonuses	2,700,000	270	289,730	-	-	-	290,000
Net loss	-	-	-	(4,084,210)	-	-	(4,084,210)

Balance at September 30, 2002	555,969,021	$55,597	$49,267,232	$(61,389,963)	$-	$-	$(12,067,134)

The accompanying notes are an integral part of these financial statements.

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Period from Inception, September 5, 1995, to September 30, 2007, (Unaudited for the Period from Inception to September 30, 1998)

			Additional
	Common Stock		Paid-In	Accumulated	Subscription	Deferred
	Shares	Amount	Capital	Deficit	Receivable	Compensation	Total

Balance at September 30, 2002	555,969,021	$55,597	$49,267,232	$(61,389,963)	$-	$-	$(12,067,134)

Common stock issued for cash, net of expenses	9,440,000	944	1,071,556	-	-	-	1,072,500
Common stock issued for accounts payable	1,527,986	153	177,663	-	-	-	177,816
Common stock issued for con -version of debt and payment of accrued interest	17,114,740	1,711	3,421,227	-	-	-	3,422,938
Net loss	-	-	-	(3,153,882)	-	-	(3,153,882)

Balance at September 30, 2003	584,051,747	$58,405	$53,937,678	$(64,543,845)	$-	$-	$(10,547,762)

The accompanying notes are an integral part of these financial statements.

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Period from Inception, September 5, 1995, to September 30, 2007, (Unaudited for the Period from Inception to September 30, 1998)

			Additional
	Common Stock		Paid-In	Accumulated	Subscription	Deferred
	Shares	Amount	Capital	Deficit	Receivable	Compensation	Total

Balance at September 30, 2003	584,051,747	$58,405	$53,937,678	$(64,543,845)	$-	$-	$(10,547,762)

Common stock issued for cash, net of expenses	3,231,940	323	974,677	-	-	-	975,000
Common stock issued for accounts payable	1,458,514	146	533,102	-	-	-	533,248
Common stock issued for con -version of debt and payment of accrued interest	11,185,052	1,119	2,236,093	-	-	-	2,237,212
Common stock issued for proceeds received in 2003	1,000,000	100	(100)	-	-	-	-
Beneficial conversion feature associated with the con-vertible line of credit	-	-	1,058,912	-	-	-	1,058,912
Options issued to employee	-	-	765,000	-	-	(765,000)	-
Amortization of deferred compensation	-	-	-	-	-	308,126	308,126
Common stock issued for cash Less exercise of options And/or warrants	247,882	25	(25)	-	-	-	-
Net loss	-	-	-	(3,593,388)	-	-	(3,593,388)

Balance at September 30, 2004	601,175,135	$60,118	$59,505,337	$(68,137,233)	$-	$(456,874)	$(9,028,652)

The accompanying notes are an integral part of these financial statements.

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Period from Inception, September 5, 1995, to September 30, 2007, (Unaudited for the Period from Inception to September 30, 1998)

			Additional
	Common Stock		Paid-In	Accumulated	Subscription	Deferred
	Shares	Amount	Capital	Deficit	Receivable	Compensation	Total

Balance at September 30, 2004	601,175,135	$60,118	$59,505,337	$(68,137,233)	$-	$(456,874)	$(9,028,652)

Common stock issued for accounts payable	735,000	73	359,716	-	-	-	359,789
Common stock issued for con -version of debt and payment of accrued interest	107,819,727	10,782	22,678,054	-	-	-	22,688,836
Common stock issued in settle-ment of lawsuits	595,000	59	394,391	-	-	-	394,450
Variable accounting for repriced employee stock options	-	-	300,000	-	-	(300,000)	-
Beneficial conversion feature associated with the con-vertible line of credit			347,517				347,517
Amortization of deferred compensation	-	-	-	-	-	449,737	449,737
Common stock issued for cash Less exercise of options And/or warrants	587,364	59	(59)	-	-	-	-
Net loss	-	-	-	(11,270,478)	-		(11,270,478)

Balance at September 30, 2005	710,912,226	$71,091	$83,584,956	$(79,407,711)	$-	$(307,137)	$3,941,199

The accompanying notes are an integral part of these financial statements.

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Period from Inception, September 5, 1995, to September 30, 2007, (Unaudited for the Period from Inception to September 30, 1998)

			Additional
	Common Stock		Paid-In	Accumulated	Subscription	Deferred
	Shares	Amount	Capital	Deficit	Receivable	Compensation	Total

Balance at September 30, 2005	710,912,226	$71,091	$83,584,956	$(79,407,711)	$-	$(307,137)	$3,941,199

Variable accounting for repriced employee stock options	-	-	(60,660)	-	-	-	(60,660)
Issuance of warrants for success fee	-	-	5,154,500	-	-	-	5,154,500
Issuance of options as comp-ensation to consultants	-	-	1,145,000	-	-	-	1,145,000
Common stock issued upon exercise of warrants	800,000	80	159,920	-	-	-	160,000
Amortization of deferred Compensation	-	-	(307,137)	-	-	307,137	-
Common stock issued for board compensation	4,665,000	467	1,976,081	-	-	-	1,976,548
Common stock issued for cash Less exercise of options And/or warrants	2,611,756	261	(261)	-	-	-	-
Net income	-	-	-	23,171,536	-	-	23,171,536

Balance at September 30, 2006	718,988,982	$71,899	$91,652,399	$(56,236,175)	$-	$-	$35,488,123

The accompanying notes are an integral part of these financial statements.

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Period from Inception, September 5, 1995, to September 30, 2007, (Unaudited for the Period from Inception to September 30, 1998)

			Additional
	Common Stock		Paid-In	Accumulated	Subscription	Deferred
	Shares	Amount	Capital	Deficit	Receivable	Compensation	Total

Balance at September 30, 2006	718,988,982	$71,899	$91,652,399	$(56,236,175)	$-	$-	$35,488,123

Accounting for employee stock options	-	-	175,440	-	-	-	175,440
Common stock issued for cash Less exercise of options And/or warrants	2,949,568	294	(294)	-	-	-	-
Net income	-	-	-	(1,756,904)	-	-	(1,756,904)

Balance at September 30, 2007	721,938,550	$72,193	$91,827,545	$(57,993,079)	$-	$-	$33,906,659

The accompanying notes are an integral part of these financial statements.

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2005, 2006 and 2007 and for the Period from Inception,
September 5, 1995, to September 30, 2007

				Inception to
				September 30,
	2005	2006	2007	2007
				(Unaudited)
Cash Flows from Operating Activities
Net income (loss)	$(11,270,478)	$23,171,536	$(1,756,904)	$(57,993,079)
Adjustments to reconcile net income (loss) to net cash used by operating activities
Depreciation, depletion and amortization expenses	6,676	9,147	21,917	1,385,930
Write-offs and abandonments	-	-	-	7,742,128
Deferred income taxes	-	(960,000)	480,000	(480,000)
Compensatory stock options	-	1,084,340	175,440	1,259,780
Gain from settlement	(252,310)	-	-	(252,310)
Gain on sale of partial interest in DRSTP concession	-	(30,102,250)	-	(30,102,250)
Amortization of beneficial conversion feature associated with convertible debt	784,348	-	-	2,793,929
Amortization of deferred Compensation	449,737	-	-	1,257,863
Common stock issued for services	-	-	-	20,897,077
Common stock issued for settlements	-	-	-	225,989
Common stock issued for officer Bonuses	-	-	-	5,015,000
Common stock issued for interest and penalties on convertible debt	-	-	-	10,631,768
Common stock issued for board compensation	-	1,976,548	-	1,976,548

Gain (loss) on extinguishment of debt	5,749,575	-	-	5,682,368
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(5,835)	(1,040,938)	893,077	(179,954)
Income tax refundable	-	-	(1,568,758)	(1,568,758)
Accounts payable and other accrued liabilities	324,454	(1,210,546)	(1,598,173)	(2,612,896)
Accrued federal income taxes	-	3,013,147	(3,013,147)	-
Accrued officers' salaries	(76,275)	-	-	-
Accounts payable, and accrued liabilities, related party	2,146,375	(1,995,236)	169,175	238,614
Accrued interest - related party	386,228	-	-	-
Accrued retirement obligation	-	-	-	485,000

Net cash used by operating activities	$(1,757,505)	$(6,054,252)	$(6,197,373)	$(33,597,253)

The accompanying notes are an integral part of these financial statements.

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2005, 2006 and 2007 and for the Period from Inception,
September 5, 1995, to September 30, 2007

				Inception to
				September 30,
	2005	2006	2007	2007
				(Unaudited)
Cash Flows from Investing Activities
Release of restricted cash	$3,026	$-	$-	$-
Purchase of DRSTP concession	-	-	-	(5,679,000)
Proceeds from sale of partial interest In DRSTP concession	-	45,900,000	-	45,900,000
Purchase of furniture and equipment	(27,303)	(3,124)	(71,808)	(877,200)

Net cash provided (used) by investing Activities	(24,277)	45,896,876	(71,808)	39,343,800

Cash Flows from Financing Activities:
Proceeds from warrants exercised	-	160,000	-	160,000
Proceeds from common stock, net of expenses	-	-	-	6,955,049
Proceeds from related party line of credit	2,750,000	-	-	2,750,000
Proceeds from related party debt	-	-	-	158,700
Proceeds from related party convertible debt	-	-	-	8,207,706
Proceeds from convertible debt	-	-	-	9,019,937
Proceeds from note payable to bank	-	-	-	175,000
Proceeds from shareholder loans	-	-	-	1,845,809
Collection of stock subscription receivable	-	-	-	913,300
Repayment of shareholder loans	-	-	-	(1,020,607)
Repayment of long-term debt	-	-	-	(189,508)

Net cash provided by investing activities	2,750,000	160,000	-	28,975,386

Net increase (decrease) in cash and cash equivalents	968,218	40,002,624	(6,269,181)	34,721,933

Cash and cash equivalents, beginning of period	20,272	988,490	40,991,114	-

Cash and cash equivalents, end of period	$988,490	$40,991,114	$34,721,933	$34,721,933

Supplemental Disclosure of Cash Flow Information
Cash paid for interest expense	$-	$-	$-	$-
Cash paid for income taxes	-	-	2,378,905	-

The accompanying notes are an integral part of these financial statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended September 30, 2007, 2006 and 2005 and for the Period from Inception,
September 5, 1995, to September 30, 2007

Note 1 – Summary of Significant Accounting Policies

General Business and Nature of Operations

ERHC Energy Inc. is an independent oil and gas company that reports as a development stage enterprise because there are currently no significant operations and no revenue has been generated from business activities.  ERHC was formed in 1986, as a Colorado corporation, and was engaged in a variety of businesses until 1996, when it began its current operations as an independent oil and gas company.  ERHC’s goal is to maximize its value through exploration and exploitation of oil and gas reserves in the Gulf of Guinea offshore of central West Africa.  The Company’s current focus is to exploit its primary assets, which are rights to working interests in exploration acreage in the Joint Development Zone (“JDZ”) between the Democratic Republic of Sao Tome and Principe (“DRSTP”) and the Federal Republic of Nigeria (“FRN”) and in the exclusive territorial waters of Sao Tome (the “Exclusive Economic Zone” or “EEZ”).  The Company has formed relationships with upstream oil and gas companies to assist the Company in exploiting its assets in the JDZ as further described in Note 4.  ERHC currently has no other operations.

Consolidated Financial Statements

The consolidated financial statements include the accounts of ERHC and its wholly owned subsidiary, after elimination of all significant inter-company accounts and transactions.

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

Concentration of risks

ERHC primarily transacts its business with three financial institutions. From time to time the amount on deposit in either one of these institutions may exceed the $100,000 federally insured limit.  The balances are maintained in demand accounts to minimize risk.

ERHC’s current focus is to exploit its assets which are agreements with the DRSTP concerning oil and gas exploration in EEZ and with the JDA concerning oil and gas exploration in the JDZ.  ERHC has formed relationships with Sinopec International Petroleum Exploration and Production Corporation Nigeria ("Sinopec"), and Addax Energy Nigeria Limited ("Addax Ltd.") to assist ERHC in leveraging its interests in the EEZ and the JDZ. ERHC currently has no other operations.

Successful efforts

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

Asset Retirement Obligation

ERHC’s asset retirement obligation relates to the plugging and abandonment of certain oil and gas properties in Wichita Falls, Texas. The provisions of SFAS No. 143 require the fair value of a liability for an asset retirement obligation to be recorded and a corresponding increase in the carrying amount of the associated asset.  The cost of the tangible asset, including the initially recognized asset retirement cost is depleted over the useful life of the asset.  If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded to the retirement obligation and the asset retirement cost. The offsetting ARO liability is recorded at fair value, and accretion expense recognized as the discounted liability is accreted to its expected settlement value.  The fair value of the ARO asset and liability is measured using expected future cash out flows discounted at the Company’s credit adjusted risk free interest rate. These oil and gas properties were abandoned and written off during the year ended September 30, 1999 and the current liability is fully accreted and represents management’s best estimate of the fair value of the outstanding obligation.

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

Net income (loss) per share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding, after giving effect to potentially dilutive common share equivalents outstanding during the period.  Potentially dilutive common share equivalents are not included in the computation of diluted  income (loss) per share if they are anti-dilutive.  Diluted income (loss) per common share is the same as basic for all periods presented because the effect of potentially dilutive common shares arising from outstanding stock warrants and options was anti-dilutive.  For the year ended September 30, 2006, the potentially dilutive common shares from stock options and warrants were 5,346,423.  If all convertible debt instruments, including accrued interest were to be considered, an additional 192,680 common shares for the year ended September 30, 2006 may have been dilutive depending on the results of operations. For the year ended September 30, 2007 and 2005, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

New accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for ERHC beginning the first quarter of fiscal 2008. The Company is currently assessing the potential impact that adoption of SFAS No. 157 would have on our financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement classification, accounting for interest and penalties and accounting in interim periods and disclosure. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006.  The Company is currently assessing the potential impact that adoption of FIN No. 48 would have on its financial statements.

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

Certain prior year amounts have been reclassified to conform to the current year presentation

Note 2 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following as of September 30, 2007 and 2006:

	2007	2006

Accrued success fee	$-	$1,500,000
Accrued stock payable – success fee	4,803,750	4,803,750
Accrued settlement payable	-	175,000
Accounts payable	380,228	305,254

	$5,183,978	$6,784,004

Note 3 – Revision to Financial Statements

ERHC had revised its financial statements to report as a development stage company for the year ended September 30, 2006.  Accordingly, the statements of operations, stockholders’ equity and cash flows include inception to date amounts.  The consolidated statements of stockholders’ equity of the Company for the years ended from inception (September 5, 1995) through September 30, 1998 were audited by other auditors who are no longer members of the Public Company Accounting Oversight Board and whose reports for each of the years ended from inception (September 5, 1995) through September 30, 1998 expressed an unqualified opinion on those statements.

Note 4 - Sao Tome Concession

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
(6)
Includes the 9% reclaimed by ERHC from Godsonic by ERHC on behalf of the ERHC/Addax consortium following Godsonic's inability to fulfill financial and other conditions upon which the 9% was to have been assigned to Godsonic. Pursuant to the Amendment to the Participation Agreement made on April 11, 2006, the 9% is subject to distribution between Addax (7.2%) and ERHC (1.8%), if agreement is reached between the parties on the amount payable by Addax to ERHC for said interest.

This exercise of the Company’s rights was subject to the condition that if no license is awarded or a license is awarded and subsequently withdrawn by the JDA prior to the commencement of operations, ERHC will be entitled to receive its working interest in that block in a future license awarded for the block.

On April 28, 2005, ERHC and its then consortium partner Noble Energy International, Ltd. (“Noble”) entered into a Memorandum of Understanding with Godsonic Oil Company Limited (“Godsonic”), an independent bidder for interest in Block 4. The Memorandum of Understanding stated that if ERHC/Noble received less than a 26% bid-interest award in Block 4. Godsonic would transfer whatever Godsonic received in the Block to ERHC/Noble; on the other hand, if ERHC/Noble received more than a 26% bid-interest award in Block 4 from the JDA,. ERHC/Noble would transfer the excess over 26% to Godsonic.

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

On March 15, 2006, an agreement to assign 9% in Block 4 to Godsonic was entered into between ERHC and Godsonic subject to Godsonic meeting stipulated financial and other conditions. By a further Amendment made on April 11, 2006 to the Participation Agreement, ERHC and Addax provisionally agreed that if Godsonic did not meet the obligations on the 9% interest to be transferred to Godsonic and was foreclosed from all claims to the 9% interest, ERHC would transfer 7.2% out of the 9% interest to Addax so that Addax’s participating interest would be 40.5% in aggregate and ERHC’s participating interest would be 19.5% in aggregate.  See Note 10.

In July 2007, ERHC acted on behalf of the Addax/ERHC consortium to reclaim Godsonic’s 9% share of JDZ Block 4 because Godsonic failed to meet certain obligations.  Addax claims entitlement under the existing agreements to 7.2% out of the recovered 9%, leaving 1.8% remaining with ERHC.  If finalized, this would increase ERHC’s share of JDZ Block 4 from 17.7% to 19.5%.  ERHC and Addax are amicably exchanging statements in arbitration, to resolve whether or not additional consideration is due to ERHC from Addax for the 7.2% claimed by Addax under the terms of the existing agreements. The parties are also exploring mediation as an alternative to seeing arbitration to conclusion.

Under the Participation Agreement between ERHC and Addax, as variously amended, Addax will serve as operator and pay all of ERHC’s future costs in respect of all petroleum operations in Block 4. Addax is entitled to up to 100% of ERHC’s share of cost oil and 50% of ERHC’s share of profit oil until Addax recovers ERHC’s costs.

In March 2006, ERHC sold a 28.67% participating interest in Block 2 of the JDZ to Sinopec International Petroleum Exploration and Production Corporation Nigeria ("Sinopec"), and a 14.33% participating interest in Block 2 of the JDZ to Addax Energy Nigeria Limited ("Addax Ltd.") leaving a 22% participating interest in Block 2 to the Company. In exchange, Sinopec paid ERHC $13.6 million and Addax Ltd. paid ERHC $6.8 million in the second quarter of fiscal 2006. Under the participation agreement among ERHC, Sinopec and Addax Ltd., Sinopec will serve as operator, and Sinopec and Addax Ltd. will pay all of ERHC's future costs in respect of petroleum operations in Block 2. Sinopec and Addax Ltd. are entitled to 100% of ERHC's allocation of cost oil plus up to 50% of ERHC’s allocation of profit oil until they recover ERHC's costs and Sinopec is to receive 6% interest on its future costs, up to $35 million, but only to the extent that those costs are covered by production.

ERHC sold various participating interests in Blocks 2, 3 and 4 (as noted above) during 2006 for total cash proceeds of $45,900,000.  Following is an analysis of the sale of the participating interests in blocks 2, 3 and 4.

	Cost	Cash	Success	Gain
	Basis	Proceeds	Fees (1)	Loss

Block 2	$946,500	$20,400,000	$12,958,250	$6,495,250

Block 3	946,500	7,500,000	-	6,553,500

Block 4	946,500	18,000,000	-	17,053,500

Total	$2,839,500	$45,900,000	$12,958,250	$30,102,250

(1) See Note 5

ERHC’s goal is to enter into agreements to exploit its interests in Blocks 5, 6 and 9 also.  Additionally, the Company intends to exploit its rights in the EEZ.

Note 5 - DRSTP Success Fee

ERHC agreed to pay a $3 million cash success fee ($1.5 million was paid in March 2006 and the remaining $1.5 million was paid in March 2007) to Feltang International Inc., a British Virgin Island company that was responsible for obtaining Sinopec’s participation in Block 2.  ERHC also will issue to Feltang 5,250,000 shares of common stock and warrants to purchase 6,500,000 shares at an exercise price of $0.355 per share.  The common stock was valued at $4,803,750 (included in accounts payable at September 30, 2007 and 2006) based on the quoted market value of the common stock on the date Sinopec signed the production sharing agreement. The warrants were valued at $5,154,500 based on a valuation using the Black-Scholes Option Pricing Model and the following assumptions; market price of $0.915, strike price of $0.355, volatility of 115%, interest rate of 4.42%, dividend yield of 0% and expected life of 4 years.

Upon sale of the participation interests, ERHC removed the entire cost of the related blocks due to the uncertainty surrounding their unproved interests.

Note 6 - Convertible Debt

At September 30, 2007 and 2006, ERHC had $33,513 of nonaffiliated convertible debt and $6,876 accrued but unpaid interest outstanding.  At September 30, 2007 and 2006, this note was in default and ERHC was unable to locate the investor.  If the outstanding convertible debt were converted using the conversion price of $0.20 per share, ERHC would be required to issue 201,945 shares of common stock based on an outstanding principal amount of $33,513 and accrued interest of $6,876.

Note 7 - Income Taxes

At September 30, 2007, ERHC had a consolidated net operating loss carry-forward (“NOL”) of approximately $2.7 million.

The composition of deferred tax assets and the related tax effects at September 30, 2007 and September 30, 2006 are as follows:

	2007	2006

Net operating losses	$931,241	$3,410,000
Accrual for asset retirement	164,900	164,900

Total deferred tax assets	1,096,141	3,574,900
Valuation allowance	(616,141)	(2,614,900)

Net deferred tax asset	$480,000	$960,000

The $480,000 deferred tax asset represents the minimum NOL carryback claim from losses in the next year against the year ended September 30, 2006 taxable income should no income be produced in future years.

The difference between the income tax benefit (provision) in the accompanying statement of operations and the amount that would result if the U.S. federal statutory rate of 34% were applied to pre-tax income (loss) for years ended September 30, 2007, 2006 and 2005, is as follows:

	Years Ended September 30,
	2007	2006	2005

Income tax benefit (provision) at federal statutory rate	$1,183,167	$(8,579,742)	$3,831,962
Gain on sale of assets	-	59,243	-
Change in valuation allowance	1,998,759	19,179,493	340,989
Expiration and adjustment of NOL’s	(1,364,518)	(12,266,000)	(1,022,244)
Director’s stock compensation	(30,090)	(44,896)	(627,130)
Consultants stock option expense	(59,650)	(368,676)	-
Accrued interest not paid	-	-	(390,064)
Amortization of deferred compensation	-	-	(152,910)
Loss on extinguishment of debt	-	-	(1,954,856)
State income tax	-	(9,853)	-
Penalties	(3,621)	(31,771)	-
Other	(1,047)	(798)	(25,747)

Income tax benefit (provision)	$1,723,000	$(2,063,000)	$-

Note 8 - Shareholders’ Equity

Common Stock Issued Upon Exercise of Warrants

During 2007, 5,625,000 warrants were exercised on a cashless basis for 2,949,587 shares of common stock.

During 2006, 3,750,000 warrants were exercised on a cashless basis for 2,611,756 shares of common stock. Also during 2006, 800,000 warrants were exercised at $0.20 per share. ERHC received $160,000.

During 2005, 3,375,000 warrants were exercised on a cashless basis for 587,364 shares of common stock.

Common Stock Issued For Settlement of Accounts Payable

In 2005 and prior years, ERHC issued shares of common stock for settlement of outstanding accounts payable to various creditors. During the year ended September 30, 2005, ERHC issued 735,000 shares of common stock with an aggregate value of $359,789 for payment of accounts payable balances.

Common Stock Issued For Services

During the years ended September 30, 2007, 2006 and 2005, ERHC issued 4,965,000 shares of common stock for payment of director services as follows:  (i) 300,000 shares for 2007 services rendered (these shares were not yet issued by the Company as of the year end and fair value of $88,500 has been accrued in accounts payable and accrued liabilities, related parties); (ii) 325,000 shares for 2006 services rendered (these shares had a fair value of $132,048); (iii) 340,000 shares for 2005 services (these shares had a fair value of $144,500); and (iv) 4,000,000 rendered to the chairman of the board for his long-term history of services to ERHC (these shares had a fair value of $1,700,000).

Common Stock Issued For Conversion of Debt and Payment of Accrued Interest

ERHC has issued shares of common stock for the conversion of convertible debt notes and accrued interest on convertible debt notes.  During the year ended September 30, 2005, non-affiliated note holders converted $1,677,371 of convertible debt and accrued interest into 8,387,062 shares of common stock.  The conversion price was $0.20 per share.  ERHC issued Chrome Energy, an entity controlled by the majority shareholder 14,023,352 shares of common stock, 12,465,202 issued immediately, 623,260 shares issued on the advance of $1,000,000 and the remaining 934,890 shares upon receipt of an additional $1,500,000 available under the working capital line.  In addition, ERHC issued 12,308,359 shares of common stock to satisfy current interest accrued but not paid of $2,461,712.  The shares of common stock to Chrome for entering into the debt restructuring had a fair value of $5,749,575 and have been recorded as a loss on extinguishment of debt in the September 2005 statement of operations.

During the year ended September 30, 2005, ERHC issued 73,100,954 shares of common stock to Chrome for conversion of all of its debt representing $12,634,084 of principal and $158,583 of accrued interest.

During the year ended September 30, 2007 and 2006 there were no shares issued for the conversion of convertible debt.

Common Stock Issued for Settlement of Lawsuits

During the year ended September 30, 2005, ERHC issued 595,000 shares of common stock to settle its lawsuits. The shares issued  had a fair value of $394,450.

Stock Options Issued and Re-Priced

On January 1, 2005, ERHC issued options to purchase a total of 1,750,000 shares of common stock, upon completion of a full year of service to three consultants as part of their initial compensation packages.  These options have an exercise price of $0.20 per share and vested on December 31, 2005.  Fair value of $816,550 was calculated using the Black-Scholes Model. Variables used in the Black-Scholes option-pricing model during the year ended September 30, 2006, include (1) 4.57% discount rate, (2) warrant life is the expected remaining life of the options as of each year end, (3) expected volatility of 115%, and (4) zero expected dividends. These options were exercised, on a cashless basis, during the year ended September 30, 2006, for a total of 1,339,030 shares.

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

During the year ended September 30, 2007, the Company issued 1,000,000 options to purchase common stock of the Company to an employee. These options are for a term of three years, have an exercise price of $0.43 and vest over one year. Fair value of $223,900 was calculated using the Black-Scholes Model. Variables used in the Black-Scholes option-pricing model during the year ended September 30, 2007, include (1) 4.90% discount rate, (2) warrant life is the expected remaining life of the options as of each year end, (3) expected volatility of 75.00%, and (4) zero expected dividends. Option expense of $175,440 was recorded during the year ended September 30, 2007.

Warrants/Options

Information regarding warrants/options and their respective changes as of and for the fiscal years ended September 30, 2007, 2006 and 2005 are as follows:

	Warrants			Options
	2007	2006	2005	2007	2006	2005

Outstanding, beginning of year	20,866,940	15,166,940	16,166,940	-	3,000,000	3,000,000
Granted	-	6,500,000	-	1,000,000	-	-
Exercised	(a) (5,625,000)	(b)(800,000)	(c) (1,000,000)	-	(d) (2,000,000)	-
Expired/cancelled	(1,840,000)	-	-	-	(1,000,000)	-

Outstanding, end of year	13,401,940	20,866,940	15,166,940	1,000,000	-	3,000,000

Exercisable	13,401,940	20,866,940	15,166,940	-	-	2,000,000

(a) During 2007, 5,625,000 warrants were exercised on a cashless basis for 2,949,587 shares of common stock.
(b) During 2006, 800,000 warrants were exercised  at $0.20 per share and proceeds of $160,000 were received.
(c) During 2005, 1,000,000 warrants were exercised on a cashless basis for 587,364 shares of common stock.
(d) During 2006, 2,000,000 options were exercised on a cashless basis for 1,272,727 shares of common stock.

The weighted average option and warrant exercise price information as of and for the fiscal years ended September 30, 2007, 2006 and 2005 is as follows:

	Warrants			Options
	2007	2006	2005	2007	2006	2005

Outstanding, beginning of year	$0.37	$0.37	$0.36	$-	$-	$0.30
Granted	-	0.36	-	-	-	-
Exercised	0.20	0.20	0.20	-	-	-
Expired/cancelled	(0.50)	-	-	-	-	-

Outstanding, end of year	$0.43	$0.37	$0.37	$-	$-	$0.30

Exercisable	$0.43	$0.37	$0.37	$-	$-	$0.30

Significant warrant groups outstanding at September 30, 2007, and related weighted average exercise price, exercise price range and weighted average remaining contractual life information are as follows:

Grant Grouping	Warrants Outstanding	Weighted Average Exercise Price	Exercise Price Range	Weighted Average Contractual Years

Chrome	2,500,000	$0.25	$0.25	1.27
Common stock purchase	9,731,940	0.41	0.20-0.55	1.13
S-1/S-3 contingent	1,050,000	0.75	0.75	(a)
Other	120,000	3.00	3.00	1.25
(a)These warrants expire 14 months after ERHC files an effective S-1 or S-3 registration statement.

Note 9 - Commitments and Contingencies

Legal Proceedings

DOJ, SEC and U.S. Senate Committee Subpoenas.  On May 4, 2006, a search warrant issued by the U.S. District Court of the Southern District of Texas, Houston Division, was executed on ERHC seeking various records including, among others, documents, if any, related to correspondence with foreign governmental officials or entities in São Tomé and Nigeria.  The search warrant cited, among other things, possible violations of the FCPA, Section 10(b) of the Exchange Act, Rule 10b-5 under the Exchange Act and criminal conspiracy and wire fraud statutes.  ERHC filed suit in federal district court in Texas in June 2006 seeking to protect the Company’s attorney-client privileged documents and to allow its counsel to determine the factual basis for the DOJ’s search warrant affidavit, which is currently under seal.

A related SEC subpoena was issued on May 9, 2006, and a second related subpoena issued on August 29, 2006.  The subpoenas request from ERHC a range of documents including all documents related to correspondence with foreign governmental officials or entities in Sao Tome and Nigeria, personnel records (specifically, those regarding the Company’s former Chief Financial Officer, Franklin Ihekwoaba) and other corporate records.  The Company has been actively responding to both subpoenas.

On July 5, 2007, U.S. Senate Committee on Homeland Security and Governmental Affairs’ Permanent Subcommittee on Investigations served ERHC with a subpoena, in connection with its review of matters relating to the potential abuse of payments made to foreign governments. The subpoena, as amended on July 18, 2007, seeks documents and information regarding ERHC’s activities, particularly those related to the acquisition of ERHC’s interests in the Gulf of Guinea.  ERHC’s attorneys, Akin Gump Strauss Hauer & Feld LLP, are assisting ERHC in responding to all subpoenas.

The investigations by the DOJ, SEC and Senate Subcommittee are continuing.  The Company anticipates that these investigations will be lengthy and do not expect these investigations to be concluded in the immediate future.  If violations are found, the Company may be subject to criminal, civil and/or administrative sanctions, including substantial fines, and the resolution or disposition of these matters could have a material adverse effect on its business, prospects, operations, financial condition and cash flows.

ERHC/Addax Arbitration.  Addax, our consortium partner in JDZ Block 4, claims entitlement under our existing agreements to 7.2% out of the recovered 9% interest in Block 4, leaving 1.8% remaining with ERHC.  The parties are currently in arbitration to determine whether additional consideration is payable to ERHC under the existing agreements for the 7.2% claimed by Addax.  If Addax’s claims are successful, ERHC’s share of JDZ Block 4 will increase from 17.7% to 19.5% and Addax’s share of the JDZ Block 4 will increase from 33.3% to 40.5% for no additional consideration paid to ERHC.  The parties are also exploring mediation as a potential alternative to arbitration.

Lakeshore Arbitration.  In October 2006, Lakeshore Capital Limited (“Lakeshore”) filed an arbitration claim against ERHC seeking $4,400,000 for the alleged value of 4,500,000 shares of ERHC common stock and for a warrant to purchase 1,500,000 shares at an exercise price of $.20 per share, including interest and costs, as compensation for financial consultancy and related services rendered under a contract with ERHC dated May 20, 2002 and mediation conducted by the American Arbitration Association which resulted in the payment of $250,000 to Lakeshore.  Pursuant to the Settlement Agreement dated May 16, 2007, the arbitration was discontinued with prejudice.

Godsonic Negotiations.  In July 2007, ERHC and Godsonic commenced negotiations over relinquishment by Godsonic of any claims by Godsonic to entitlement to a 9% from the ERHC/Addax bid interest in JDZ Block 4. The parties reached a settlement in August 2007 which resulted in Godsonic’s relinquishment of all claims to the 9% interest in Block 4.

From time to time, ERHC may be subject to routine litigation, claims, or disputes in the ordinary course of business.  In the opinion of management, no pending or known threatened claims, actions or proceedings against the Company are expected to have a material adverse effect on ERHC’s consolidated financial position, results of operations or cash flows.  ERHC intends to defend these matters vigorously; the Company cannot predict with certainty, however, the outcome or effect of any of the litigation or investigatory matters specifically described above or any other pending litigation or claims.  There can be no assurance as to the ultimate outcome of these lawsuits and investigations.

Employment and Consulting Agreements

At September 30, 2004, ERHC had accrued salaries of $723,035, owed to former officers. The amounts and rights claimed by these officers were subject to lawsuits in which ERHC negotiated final settlements in 2005. During 2005, ERHC paid $76,275 and issued 595,000 shares of common stock valued at $394,450 to fully settle these claims and recognized a $252,310 gain in connection with the settlement.

In December 2006, ERHC hired an employee who receives a monthly salary and may receive options for a total of 1,000,000 shares of common stock upon completing one full year of service and attaining management set performance targets.  These options have a cashless exercise provision.

From August 1, 2004 until January 20, 2006, Ali Memon was ERHC’s President and Chief Executive Officer.  Mr. Memon had a three-year employment agreement that originally included a base salary of $150,000 per year. On January 20, 2006, by mutual agreement with the Board of Directors, Ali Memon resigned both positions.   Under Mr. Memon’s employment agreement, ERHC expensed the remaining net salary to be paid with the final payment made in August 2007.

On January 21, 2006, the Board of Directors appointed Walter Brandhuber as Director and Chief Executive Officer. On March 20, 2006, the Board of Directors appointed Franklin Ihekwoaba as Director and Vice President Finance.  On July 24, 2006, both resigned by mutual agreement with the Board of Directors.  The Board of Directors appointed Board Member Nicolae Luca as Interim Chief Executive Officer until a successor is named. Mr. Luca had served as a Non-Executive Director from February 2001.  Mr. Luca currently receives no cash compensation but is reimbursed for related travel and business expenses.

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

During May 2003, ERHC hired an individual for general consulting services, including transaction support and evaluation of geological and seismic data.  The agreement has been revised several times.  The most recent revision became effective on April 1, 2006 and terminated on September 30, 2006.  The consultant’s compensation was $2,000 per month revised from $10,000 per month effective April 2005.  During the years ended September 30, 2006 and 2005 total expense incurred under this consulting agreement was $26,500 and $84,970, respectively.

Operating Lease

ERHC leases office space at 5444 Westheimer Road, Houston, Texas.  The lease for office space expires December 2011.  The monthly base rent payment is $8,920 for approximately 5,200 square feet.  During the years ended September 30, 2007, 2006 and 2005, ERHC incurred lease expense of $107,124, $43,992 and $31,697, respectively.  The future remaining annual lease payments under this lease are as follows:

Year Ending September 30,	Amount

2008	$107,040
2009	107,040
2010	107,040
2011	107,040
2012	26,760

Note 10 – Related Party Transaction

Mr. Emeka Offor resigned, effective August 12, 2007, as the Company’s non-executive Chairman of the Board.  As of September 30, 2007, Mr. Offor, through Chrome Oil Services, Ltd. (“Chrome”) and Chrome Energy, LLC (“Chrome Energy”), beneficially owns approximately 43% of the common stock of the Company.  He has been compensated as a director of the Company as follows:
Year	Cash Compensation	Common Stock Issuances	Value of Common Stock Issuances	Total Compensation
2007	$38,100	60,000	$17,700	$55,800
2006	$48,900	60,000	$24,378	$73,278
2005	$33,300	4,085,000	$1,736,125	$1,769,425

As of September 30, 2007, the Company owes Chrome Energy, an entity controlled by Mr.Offor, $62,314.

Note 11 – Supplemental Disclosure of Cash Flows Information

Following is an analysis of non-cash operating and financing activities and non-cash investing and financing activities for the years ended September 30, 2007, 2006 and 2005.

	2007	2006	2005

Non-cash operating and financing activities:
Stock issued in exchange for:
Accounts payable and accrued liabilities	$-	$-	$359,790
Accrued salaries	-	-	394,450
Accrued interest	-	-	84,852
Accrued interest, related party	-	-	2,620,295

Non-cash investing and financing activities:
Stock issued for conversion of non-related party debt to equity	-	-	1,592,521
Beneficial conversion feature associated with convertible debt	-	-	347,517
Exchange of convertible and non convertible Debt, related party	-	-	10,134,084
Stock issued for conversion of related party Debt to equity	-	-	12,634,084

Note 12 - Quarterly Financial Information (Unaudited)

	For the Year Ended September 30, 2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

General and administrative expenses	$1,334,313	$1,181,541	$1,083,539	$1,377,372
Interest expense	461	461	461	460
Other income	543,632	540,495	457,541	457,036
Gain (loss) on settlements	-	-	(500,000)	-
Benefit (provision) for income tax	269,000	197,000	539,241	717,759
Net income (loss) attributable to common Stockholders	(522,142)	(444,507)	(587,218)	(203,037)
Basic and diluted earnings per share	$-	$-	$-	$-

	For the Year Ended September 30, 2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

General and administrative expenses	$1,232,792	$1,727,524	$1,459,282	$1,569,158
Gain on sale of partial interest in DRSTP concession fee	$	30,102,250	-	-
Interest expense	461	461	461	716
Other income	4,269	27,399	583,269	508,204
Benefit (provision) for income tax	-	(2,340,000)	300,000	(23,000)
Net loss attributable to common stockholders	(1,228,984)	26,061,664	(621,474)	(1,039,670)
Basic and diluted earnings per share	$-	$0.04	$-	$-

	For the Year Ended September 30, 2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

General and administrative expenses	$643,235	$980,821	$233,704	$2,794,699
Interest expense	1,045,775	100,551	461	461
Other income	-	260,013	10,537	8,254
Loss on extinguishments of debt	5,749,575	-	-	-
Net loss attributable to common stockholders	(7,438,585)	(821,359)	(223,628)	(2,786,906)
Basic and diluted earnings per share	$(0.01)	$-	$-	$-

The sum of the individual quarterly basic and diluted loss per share amounts may not agree with year-to-date basis and diluted loss per share amounts as a result of each period’s computation being based on the weighted average number of common shares outstanding during that period.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that material information relating to ERHC is made known to the officers who certify ERHC’s financial reports and to other members of senior management and the Board of Directors.  Based on their evaluation, ERHC’s principal executive and principal financial officers have concluded that ERHC’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2007 to ensure that the information required to be disclosed by ERHC in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.
Management’s Annual Report on Internal Control Over Financial Reporting

ERHC’s management is responsible for establishing and maintaining adequate internal control over financial reporting for ERHC, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of ERHC’s management, including our principal executive and principal financial officers, ERHC conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation under the COSO Framework management concluded that its internal control over financial reporting was effective as of September 30, 2007.  ERHC’s internal control over financial reporting as of September 30, 2007, has been audited by Malone & Bailey PC, an independent registered public accounting firm who audited ERHC’s consolidated financial statements as of and for the year ended September 30, 2007, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There was no change in ERHC’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, ERHC’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant; and Corporate Governance

The following are Directors and Executive Officers of the Company as of November 30, 2007 (1):

Name	Age	Position

Nicolae Luca	48	Interim Chief Executive Officer, and Director
Howard Jeter	60	Director
Andrew Uzoigwe	65	Director
Clement Nwizubo	55	Director
Peter C. Ntephe	41	Corporate Secretary

(1) Sir Emeka Offor served as the non-executive Chairman of the Board and Directors of ERHC from February 2001 but resigned effective August 12, 2007.

Nicolae Luca has served as Interim Chief Executive Officer since July 2006 and has served as a Director since February 2001.  For over five years Mr. Luca also served as the Technical Director for the Nigeria-incorporated entity Chrome Oil Services Limited, (a separate and distinct entity from the Bahamas-incorporated Chrome Oil Services Limited which is the Company’s controlling shareholder).  Mr. Luca has a Bachelor of Science in Mechanical Engineering.

Ambassador (rtd.) Howard F. Jeter, a former US State Department Career Minister, is the President and CEO of the Leo H. Sullivan Foundation. For the past two years, he has served as Executive Vice President of GoodWorks International, LLC, an international consulting firm focused on business facilitation and investment promotion for Africa and the Caribbean. A former career diplomat, Ambassador Jeter served for 27 years in the American Foreign Service and retired from the State Department with the rank of career Minister.  Ambassador Jeter was U.S. Ambassador to Nigeria and to the Republic of Botswana, and also served as Deputy Assistant Secretary of State for African Affairs, Director of West African Affairs, and Special Presidential Envoy to Liberia. Other diplomatic postings included Namibia, Lesotho, Tanzania, and Mozambique. Ambassador Jeter holds a BA Degree in Political Science from Morehouse College, a MA in International Relations and Comparative Politics from Columbia University, and a MA in African Studies from UCLA. He is a member of Phi Beta Kappa, the American Foreign Service Association, and the Council on Foreign Relations. Ambassador Jeter is currently Chairman of the U.S. Export-Import Bank’s Advisory Committee on Africa and a member of the Board of Directors of Africare and Africa Action respectively.  Ambassador Jeter has received numerous awards and recognitions for his work and service, including a Presidential Meritorious Award, State Department Superior Honor Awards, Senior Foreign Service Performance Awards, the Rainbow/Push Coalition International Peace and Justice Award, and the prestigious Bennie Trailblazer Award from Morehouse College.

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

Clement Nwizubo has served as Director and Audit Committee Chairman since March 2006.  Mr. Nwizubo is currently President of Clement E. Nwizubo, CPA, PC, a New-York based accounting and management consulting firm, which he founded in 1987.  From 1985 to 1987, he was the Manager of Accounting and Financial Reporting at Primerica Corporation. From 1983 to 1985 he was the Audit Manager of Watson Rice and Company.  Between 1980 and 1983 he worked as a Senior Accountant with Stewart Benjamin and Brown.   Mr. Nwizubo is a Certified Public Accountant, and member of America Institute of Certified Public Accountants (AICPA). He received his BS in Accounting and Business Administration in 1977 from Oneonta State College and an MBA in 1980 from Fordham University.

Peter C. Ntephe has served as Secretary since February 2001.  From 1987 to 1992, Mr. Ntephe worked with Serena David Dokubo and Company, rising to the Head of the Corporate Legal Services Department.  From 1992 to 1999, he was a partner in the law firm of NSW Law and oversaw the firm’s provision of company secretarial services to corporate clients.  From 1999 to 2001, he was Chief Legislative Aide to the Chairman of the Senate Committee for Judiciary and Legal Matters, National Assembly of Nigeria.  Mr. Ntephe has a Bachelors’ and two Masters Degrees in law, the second Masters being a specialization in regulatory issues from the University of London.  He also has a Master of Science degree from the University of Oxford.  Since 2005, Mr. Ntephe has taught Business Law as part of adjunct faculty in the Business School of the American Intercontinental University, London.

All Officers serve at the discretion of the Board of Directors.  There are no family relationships between or among any Executive Officers and Directors.  There are no arrangements or understandings between any Executive Officer or Director and any other person pursuant to which he was or is to be selected as an Executive Officer or Director.

Compensation of Directors

Compensation for fiscal 2007 and 2006, as recommended by the Compensation Committee and approved by the Board, was as follows:
Name	2007 Cash Compensation	2007 Common Stock Issuances	Value of 2007 Common Stock Issuances	2007 Total Compensation
Sir Emeka Offor	$38,100	60,000	$17,700	$55,800
Nicolae Luca	17,500	60,000	17,700	35,200
Howard Jeter	39,000	60,000	17,700	56,700
Andrew Uzoigwe	36,750	60,000	17,700	54,450
Clement Nwizubo	39,500	60,000	17,700	57,200
Total	$170,850	300,000	$88,500	$259,350

Name	2006 Cash Compensation	2006 Common Stock Issuances	Value of 2006 Common Stock Issuances	2006 Total Compensation
Sir Emeka Offor	$48,900	60,000	$24,378	$73,278
Nicolae Luca	26,250	60,000	24,378	50,628
Howard Jeter	40,750	60,000	24,378	65,128
Andrew Uzoigwe	39,250	60,000	24,378	63,628
Clement Nwizubo	22,833	85,000	34,536	57,369
Total	$177,983	325,000	$132,048	$310,031

It is expected that the directors will receive compensation in fiscal 2008.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s Directors and Executive Officers, and persons who own beneficially more than ten percent (10%) of the common stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission.  Copies of all filed reports are required to be furnished to us.  Based solely on the reports received and the representations of the reporting person, the Company believes that these persons have complied with all applicable filing requirements during the fiscal year ended September 30, 2007.

Corporate Governance

The Board of Directors has adopted a Code of Ethics to govern the conduct of all of the Officers, Directors and employees of the Company.  In addition, the Board has adopted Charters for its Governance and Nominating Committee, Audit Committee and Compensation Committee.  The Code of Ethics and Committee Charters, along with ERHC’s FCPA Policy and Whistleblower Protection Policy, can be accessed on the Company’s website at www.erhc.com.

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

The Audit Committee members are not professional accountants or auditors, and their functions are not intended to duplicate or to certify the activities of management and the independent auditors, nor can the Audit Committee certify that the independent auditors are “independent” under applicable rules. The Audit Committee serves a Board-level oversight role, in which it provides advice, counsel and direction to management and the auditors on the basis of the information it receives, discussions with management and the auditors, and the experience of the Audit Committee's members in business, financial and accounting matters. Stockholders should understand that the designation of “an Audit Committee Financial Expert” is an SEC disclosure requirement related to Mr. Nwizubo’s experience and understanding with respect to certain accounting and auditing matters.  The designation does not impose on Mr. Nwizubo’s any duties, obligations or liability greater than generally imposed on them as members of the Audit Committee and the Board, and this designation as an Audit Committee Financial Expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or the Board.

Item 11.  Executive Compensation

Summary Compensation Table

The following table sets forth certain information regarding compensation paid by the Company to its Chief Executive Officer and other Executive Officers who received total annual salary and bonus that exceeded $100,000 during the periods involved.

				Long-term Compensation Awards
Name and Principal Positions	Fiscal Year	Annual Compensation Salary ($)	Bonus ($)	Restricted Stock Awards(s) ($)	Securities Underlying Options/SARs

Nicolae Luca	2007	-	-	(1)	-
Interim Chief Executive Officer	2006	-	-	(1)	-

James Ledbetter	2007	191,083	-	-	(2)
Technical Vice President

Walter Brandhuber	2007	-	-	-	-
Former chief executive officer	2006	125,000	-	-	-

Ali Memon	2007	-	-	-	-
Former chief executive officer	2006	58,333	-	-	(3)
	2005	187,500	-	-	-

Sylvan Odobulu	2007	115,518	-	-	-
Controller	2006	18,000	-	-	-

(1)  Mr. Luca was issued 85,000 shares in fiscal 2005 and 60,000 shares in each fiscal 2006 and 2007, respectively for services rendered in his capacity as a Director.
(2)  Mr. Ledbetter was issued 1,000,000 options at an exercise price of $0.43 per share.
(3) Pursuant to Mr. Memon’s employment agreement, Mr. Memon exercised on a cashless basis an option to purchase up to 2,000,000 shares of Company common stock in June 2006 and acquired 1,272,727 shares.

Option Grants in Fiscal Year Ending September 30, 2007

The following table sets forth information concerning individual grants of options made during the fiscal year ended September 30, 2007, to our named Executive Officers.

	Individual Grants					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Options Term (1)
Name (a)	Number of Securities Underlying Option/SARs Granted (#) (b)	Percent Of Total Options/SARs Granted to Employees In Fiscal Year (c)	Exercise Of Base Price ($/Sh) (d)	Market Price at Date of Grant	Expiration Date (e)	5% (f)	10% (g)	0%
James Ledbetter	1,000,000	100%	$0.43	$0.43	12/18/2008	-	-	-

Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

The following table sets forth information concerning options exercised during the fiscal year ended September 30, 2007 and option holdings as of September 30, 2007, with respect to our named Executive Officers.

Aggregated Option Exercises in 2007
and Year-End Option Values

Name (a)	Shares Acquired on Exercise (#) (b)	Value Realized ($) (c)	Number of Unexercised Options at FY-end (d)		Value of Unexercised in-the-Money Options (e)
			Exercisable	Unexercisable	Exercisable	Unexercisable
James Ledbetter	-	-	-	1,000,000	-	-

Employment Contracts

The Company neither has an employment agreement with Mr. Luca nor does it pay him a salary for his services as Interim Chief Executive Officer.  Mr. Memon’s employment agreement with the Company terminated in January 2006 when, by mutual agreement with the Board on his disengagement from the Company, Mr. Memon resigned his employment with the Company.  The Company was obligated to pay Mr. Memon $16,667 a month through August 2007. That obligation has been discharged. Mr. Brandhuber’s employment agreement with the Company commenced in January 2006 and terminated in July 2006 when, by mutual agreement with the Board on his disengagement from the Company, Mr. Brandhuber resigned his employment with the Company and there is no continuing obligation of the Company in connection with Mr. Brandhuber’s terminated employment agreement.  The Company has an employment agreement with its Technical Vice President, Mr. Jim Ledbetter, for a base salary of $19,167 per month and incentive compensation in the form of an option to purchase 1,000,000 shares at an exercise price of $0.43 per share.  Mr. Ntephe, a consultant, is paid annual compensation of $60,000 for his services as Secretary.  Mr. Ntephe was issued an option, for services rendered, to purchase 500,000 shares at an exercise price of $0.20 per share that he exercised on a cashless basis in April 2006, for the acquisition of 388,889 shares of common stock, for value received of $350,000.

Securities Authorized for Issuance Under Equity Compensation Plans

In November 2004, the Board of Directors adopted a 2004 Compensatory Stock Option Plan pursuant to which it reserved 20,000,000 shares for issuance.  This plan was approved at a special meeting of the stockholders of the Company in February 2005.  Under this plan, 7,576,756 shares have been issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,000,000	$0.43	11,423,244
Equity compensation plans not approved by security holders	-	-	-

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table and notes thereto set forth certain information regarding beneficial ownership of the common stock as of November 30, 2007 by (i) each person known by the Company to beneficially own more than five percent of the common stock, (ii) each Director, (iii) each named Executive Officer and (iv) all Directors and Officers of the Company as a group.  As of November 30, 2007, there were 721,938,550 shares of common stock issued and outstanding.   Beneficial ownership is determined in accordance with rules of the SEC and generally includes voting or dispositive power with respect to such shares.

Name and Address	Shares of common stock Beneficially Owned		Percentage Of Voting Power

Principal Shareholders
Chrome Oil Services LTD	202,785,727	(1)	28.1%
c/o No 22 Lobito, Wuse II
Abuja, Nigeria

Chrome Energy, LLC	103,305,706	(2)	14.3%
c/o No 22 Lobito Crescent, Wuse II,
Abuja, Nigeria.

First Atlantic Bank	60,641,821		8.4%
4/6 Adetokunboh Ademola Street
Victoria Island, Lagos

Directors and Named Executive Officers
Sir Emeka Offor	310,296,433	(1)(2)	43.0%
Nicolae Luca(3)	205,000		*
Andrew Uzoigwe(3)	205,000		*
Howard Jeter(3)	205,000		*
Clement Nwizubo(3)	145,000		*
Peter Ntephe(3)	388,889		*

All executive officers and directors as a group (6 persons)	311,445,322		43.1%

_______________ *Less than 1%.
(1)
Includes warrants to purchase 2,500,000 shares of the Company’s common stock, of which 1,500,000 expire in October 2008 and have a $0.25 per share exercise price, and 1,000,000 expire in April 2009 and have a $0.25 per share exercise price.

(2)	Sir Emeka Offor is the beneficial owner of the shares held of record by Chrome Oil Services, Ltd., and Chrome Energy, LLC as the sole voting and investment power over these shares.

(3)	c/o Suite 1440, 5444 Westheimer Road, Houston, TX 77056

Item 13. Certain Relationships and Related Transactions

None.

Item 14.  Principal Accounting Fees and Services

Aggregate fees for professional services rendered by Malone & Bailey, PC for the fiscal years ended September 30, 2007 and 2006, were as follows:

	2007	2006

Audit fee	$92,125	$96,982	(1)
Audit-related fees	$5,200	$-
Tax fees	$8,341	$18,434
All other fees	$-	$20,140

______________
(1) Includes $12,409 paid to PKF.

Audit fees for the fiscal years ended September 30, 2007 and 2006 represent the aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of financial statements included in its quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Tax fees for the fiscal year ended September 30, 2007 and 2006, represents the aggregate fees billed for professional services rendered for tax compliance, tax advice, and tax planning.

All other fees for the fiscal year ended September 30, 2007 and 2006, represents the aggregate fees billed for products and services provided by the Company’s audit professionals other than the services reported in the other categories.  All other fees generally relate to fees assessed for corporate tax restructuring and other general corporate tax related matters.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee on an annual basis reviews audit and non-audit services performed by the independent auditor.  All audit and non-audit services are pre-approved by the Audit Committee, which considers, among other things, the possible effect of the performance of such services on the auditors’ independence.  The Audit Committee has considered the role of Malone & Bailey in providing services to us for the fiscal year ended September 30, 2007 and has concluded that such services are compatible with Malone & Bailey’s independence as the Company’s auditors.

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

Exhibit 10.2*	Management and Administrative Services Agreement by and between Chrome Oil Services, Ltd. and the Company. (Incorporated by reference to Form 10-KSB filed September 24, 2001).
Exhibit 10.4*	Letter Agreement, dated November 29, 2004, by and between the Company and Chrome (incorporated herein by reference to Exhibit 10.1 of Form 8-K filed December 29, 2004).
Exhibit 10.5*	Promissory Note, dated December 15, 2004, made by the Company in favor of Chrome (incorporated herein by reference to Exhibit 10.2 of Form 8-K filed December 29, 2004).
Exhibit 10.6*	Promissory Note, dated December 15, 2004, made by the Company in favor of Chrome (incorporated herein by reference to Exhibit 10.3 of Form 8-K filed December 29, 2004).
Exhibit 10.7*	Employment Agreement with Ali Memon.
Exhibit 10.8*	Audit committee charter
Exhibit 31.1	Certification Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

•	Previously filed

SIGNATURES

In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on December 14, 2007 on its behalf by the undersigned, thereunto duly authorized.

ERHC Energy Inc.
By:	//s//Nicolae Luca
Nicolae Luca,
Interim Chief Executive Officer
//s//Sylvan Odobulu
Sylvan Odobulu
Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
//s// Howard Jeter	Director	December 14, 2007
Howard Jeter	Member Audit Committee
//s// Andrew Uzoigwe	Director	December 14, 2007
Andrew Uzoigwe	Member Audit Committee
//s// Clement Nwizubo	Director	December 14, 2007
Clement Nwizubo	Chairman Audit Committee