Form 10-Q
period 2007-12-31
ERHC Energy Inc
filed 2008-02-11
CIK 799235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission File Number 0-17325

(Exact name of registrant as specified in its charter)

Colorado	88-0218499
(State of Incorporation)	(I.R.S. Employer Identification No.)

5444 Westheimer Road
Suite1440
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

The number of shares of common stock, par value $0.0001 per share, outstanding as of January 31, 2008 was 722,238,550.

ERHC ENERGY INC.

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

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS
December 31, 2007and September 30, 2007

	December 31,	September 30,
	2007	2007

ASSETS
Current assets:
Cash	$33,970,197	$34,721,933
Prepaid expenses and other current assets	168,486	179,955
Deferred tax asset	-	480,000
Income tax refundable	2,048,758	1,568,758

Total current assets	36,187,441	36,950,646

DRSTP concession fee	2,839,500	2,839,500
Furniture and equipment, net	57,775	64,495

Total assets	$39,084,716	$39,854,641

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$4,999,549	$5,183,979
Accounts payable and accrued liabilities, related parties	102,464	238,614
Accrued interest	7,336	6,876
Asset retirement obligation	485,000	485,000
Convertible debt	33,513	33,513

Total current liabilities	5,627,862	5,947,982

Commitments and contingencies:

Shareholders' equity:
Preferred stock, par value $0.0001; authorized 10,000,000; none issued and outstanding	-	-
Common stock, par value $0.0001; authorized 950,000,000 shares; issued and outstanding 722,238,550 and 721,938,550 at December 31, 2007 and September 30, 2007, respectively	72,224	72,193
Additional paid-in capital	91,964,474	91,827,545
Losses accumulated in the development stage	(58,579,844)	(57,993,079)

Total shareholders’ equity	33,456,854	33,906,659

Total liabilities and shareholders' equity	$39,084,716	$39,854,641

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended December 31, 2007and 2006 and for the Period from Inception,
September 5, 1995, to December 31, 2007

			Inception to December 31,
	2006	2007	2007

Operating costs and expenses:
General and administrative expenses	$1,331,898	$1,011,447	$65,104,557
Depreciation, depletion and amortization	2,415	6,720	1,392,650
Write-offs and abandonments	-	-	7,742,128

Loss from operations	(1,334,313)	(1,018,167)	(74,239,335)

Other income and (expenses):
Interest income	543,632	431,863	3,580,202
Loss from settlement	-	-	(247,690)
Other income	-	-	439,827
Gain from sale of partial interest in DRSTP concession	-	-	30,102,250
Interest expense	(461)	(461)	(12,125,523)
Loss on extinguishment of debt	-	-	(5,749,575)

Total other income and expenses, net	543,171	431,402	15,999,491

Loss before benefit (provision) for income taxes	(791,142)	(586,765)	(58,239,844)

Benefit (provision) for income taxes:
Current	749,000	480,000	(820,000)
Deferred	(480,000)	(480,000)	480,000

Total benefit (provision) for income taxes	269,000	-	(340,000)

Net Loss	$(522,142)	$(586,765)	$(58,579,844)

Net Loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	718,988,982	722,016,830

The accompanying notes are an integral part of the consolidated condensed financial statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended December 31, 2007and 2006 and for the Period from Inception,
September 5, 1995, to December 31, 2007

	2006	2007	Inception to December 31, 2007

Cash Flows from Operating Activities
Net loss	$(522,142)	$(586,766)	$(58,579,845)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation, depletion and amortization expenses	2,415	6,721	1,392,651
Write-offs and abandonments	-	-	7,742,128
Deferred income taxes	480,000		(480,000)
Compensatory stock options	-	48,460	1,308,240
Gain from settlement	-	-	(252,310)
Gain on sale of partial interest in DRSTP concession	-	-	(30,102,250)
Amortization of beneficial conversion feature associated with convertible debt	-	-	2,793,929
Amortization of deferred compensation	-	-	1,257,863
Common stock issued for services	-	-	20,897,077
Common stock issued for settlements	-	-	225,989
Common stock issued for officer bonuses	-	-	5,015,000
Common stock issued for interest and penalties on convertible debt	-	-	10,631,768
Common stock issued for board compensation	-	-	1,976,548
Loss on extinguishment of debt	-	-	5,682,368
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	857,610	11,469	(168,485)
Income tax refundable	(749,000)	-	(1,568,758)
Other assets	(8,921)	-	-
Accounts payable and other accrued liabilities	17,271	(183,970)	(2,674,907)
Accrued federal income taxes	(3,013,147)	-	-
Accounts payable, and accrued liabilities, related parties	33,225	(47,650)	190,964
Accrued retirement obligation	-	-	485,000

Net cash used by operating activities	(2,902,689)	(751,736)	(34,227,030)

Cash Flows from Investing Activities
Purchase of DRSTP concession	-	-	(5,679,000)
Proceeds from sale of partial interest in DRSTP concession	-	-	45,900,000
Purchase of furniture and equipment	(57,752)	-	(877,200)

Net cash provided (used) by investing activities	$(57,752)	$-	$39,343,800

The accompanying notes are an integral part of the consolidated condensed financial statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended December 31, 2006and 2005 and for the Period from Inception,
September 5, 1995, to December 31, 2006

	2006	2007	Inception to December 31, 2007

Cash Flows from Financing Activities:
Proceeds from warrants exercised	$-	$-	$160,000
Proceeds from common stock, net of expenses	-	-	6,955,049
Proceeds from related party line of credit	-	-	2,750,000
Proceeds from related party debt	-	-	158,700
Proceeds from related party convertible debt	-	-	8,207,706
Proceeds from convertible debt	-	-	9,019,937
Proceeds from note payable to bank	-	-	175,000
Proceeds from shareholder loans	-	-	1,845,809
Collection of stock subscription receivable	-	-	913,300
Repayment of shareholder loans	-	-	(1,020,607)
Repayment of long-term debt	-	-	(189,508)

Net cash provided by investing activities	-	-	28,975,386

Net increase (decrease) in cash and cash equivalents	(2,960,441)	(751,736)	33,970,197

Cash and cash equivalents, beginning of period	40,991,114	34,721,933	-

Cash and cash equivalents, end of period	$38,030,673	$33,970,197	$33,970,197

Supplemental Disclosure of Cash Flow Information

Cash paid for interest expense	$-	$-

Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the consolidated condensed financial statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1– Basis of Presentation and Business Organization

The consolidated financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), reflect all adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods on a basis consistent with the annual audited financial statements.  All such adjustments are of a normal recurring nature.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year.  Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although ERHC Energy Inc. (“ERHC” or the “Company”) believes that the disclosures are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

Note 2- Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following as of each balance sheet date:

	December 31, 2007	September 30, 2007

Accrued stock payable – success fee	$4,803,750	$4,803,750
Accounts payable	195,799	380,229

Total	$4,999,549	$5,183,979

Accounts payable and accrued liabilities - related parties consisted of the following as of each balance sheet date:

	December 31,	September 30,
	2007	2007

Due to Chrome Management Services, Inc.	$62,314	$62,314
Due to board of directors for board fees	40,150	87,800
Due to board of directors – stock payable	-	(1) 88,500

Total	$102,464	$238,614

(1) In December of 2007, 300,000 shares of common stock were issued to directors. The Company recognized $88,500 of compensation related to those shares in 2007.

Note 3- Sao TomeConcession

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

The following represents ERHC’s current rights in the JDZ blocks.

JDZ Block #	ERHC Original Participating Interest(1)	ERHC Joint Bid Participating Interest	Participating Interest(s) Sold	Current ERHC Retained Participating Interest

2	30%	35%	43% (2)	22%
3	20%	5%	15% (3)	10%
4	25%	35%	33.3% (4)	26.7% (6)
5	15%	(5)	(5)	(5)
6	15%	(5)	(5)	(5)
9	20%	(5)	(5)	(5)

(1)	Original Participating Interest granted pursuant to the Option Agreement, dated April 2, 2003, between DRSTP and ERHC (the “2003 Option Agreement”).
(2)	In March 2006, ERHC sold an aggregate 28.67% participating interest to Sinopec and an aggregate 14.33% participating interest to Addax Ltd.
(3)	In February 2006, ERHC sold a 15% participating interest to Addax Sub.
(4)	By a Participation Agreement made in November 2005 and subsequently amended, ERHC sold 33.3% participating interest to Addax.
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

Note 4 - Income Taxes

At December 31, 2007, the Company had a consolidated net operating loss carry-forward (“NOL”) of approximately $1.9 million expiring through 2027. The NOLs are subject to certain limitations under the Internal Revenue Code of 1986, as amended, including Section 382 of the Tax Reform Act of 1986.  During the fiscal year ended September 30, 2006, the Company recognized a significant gain on the sale of various participation interests. This gain utilized a substantial portion of the Company’s NOLs and such NOLs were adjusted to remove losses limited under Section 382.

The composition of deferred tax assets and the related tax effects at December 31, 2007and September 30, 2007are as follows:

	December 31, 2007	September 30, 2007

Net operating losses	$634,265	$931,241
Accrual for asset retirement	164,900	164,900

Total deferred tax assets	799,165	1,096,141
Valuation allowance	(799,165)	(616,141)

Net deferred tax asset	$-	$480,000

The $480,000 deferred tax asset at September 30, 2007 represents the minimum NOL carry back claim from losses in future years against the fiscal year ended September 30, 2006 taxable income. At December 31, 2007, the $480,000 balance was reclassified to current income tax receivable.

The difference between the income tax benefit (provision) in the accompanying consolidated statements of operations and the amount that would result if the U.S. federal statutory rate of 34% were applied to pre-tax income (loss) for the three months ended December 31, 2007 and 2006, is as follows:

	2007	2006

Benefit at federal statutory rate	$199,500	$268,988
Non-deductible stock based compensation	(16,476)	-
Other	-	12
Increase in valuation allowance	(183,024)	-

Provision for income taxes	$-	$269,000

Note 5 – Stock-Based Compensation

During the year ended September 30, 2007, the Company issued 1,000,000 options to purchase common stock of the Company to its new employee. These options are for a term of three years, have an exercise price of $0.43 and vest over one year. Fair value of $223,900 was calculated using the Black-Scholes Model. Variables used in the Black-Scholes option-pricing model during 2007, include (1) 4.90% discount rate, (2) option life is the expected remaining life of the options as of each year end, (3) expected volatility of 75.00%, and (4) zero expected dividends. Option expense of $175,440 was recorded during the year ended September 30, 2007and $48,460 during the three months ended December 31, 2007.

Note 6 - Commitments and Contingencies

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

Legal Proceedings

Subpoenas.  On May 4, 2006, a Federal court search warrant initiated by DOJ was executed on the Company.  The DOJ sought various records including, among other matters, documents, if any, related to correspondence with foreign governmental officials or entities in Sao Tomeand Nigeria.  Related SEC subpoenas issued on May 9, 2006and August 29, 2006also requested a range of documents. ERHC continues to interface with both the DOJ and SEC investigators to respond to the SEC subpoenas and any additional requests for information from the DOJ or SEC.  ERHC’s attorneys, Akin Gump Strauss Hauer & Feld LLP, are assisting ERHC in responding to the subpoena

On July 5, 2007, the U.S. Senate Committee on Homeland Security and Governmental Affairs’ Permanent Subcommittee on Investigations served ERHC with a subpoena in connection with its review of matters relating to the potential abuse of payments made to foreign governments. The subpoena, as amended on July 18, 2007, seeks documents and information regarding ERHC’s activities, particularly those related to the acquisition of ERHC’s interests in the Gulfof Guinea.  ERHC’s attorneys, Akin Gump Strauss Hauer & Feld LLP, are assisting ERHC in responding to the subpoena.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s unaudited consolidated financial statements (including the notes thereto) and Item 1A of Part II, “Risk Factors,” included elsewhere in this report and the Company’s audited consolidated financial statements and the notes thereto, Item 7, “Management’s Discussion and Analysis of Financial Condition and Plan of Operations” and Item 1A, “Risk Factors” included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007, Item 1A of Part II, “Risk Factors,” included in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2006 and Item 1A of Part II, “Risk Factors,” included in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.  The Company’s historical results are not necessarily an indication of trends in operating results for any future period.   References to “ERHC” or the “Company” mean ERHC Energy Inc., a Coloradocorporation, and, unless expressly stated or the context otherwise requires, its wholly owned subsidiary.

Overview

ERHC reports as a development stage enterprise as there are currently no significant operations and no revenue has been generated from business activities. The Company was formed in 1986, as a Coloradocorporation, and was engaged in a variety of businesses until 1996, when it began its current operations as an independent oil and gas company.  The Company’s goal is to maximize its value through exploration and exploitation of oil and gas reserves in the Gulfof Guineaoffshore central West Africa. The Company’s current focus is to exploit its only assets, which are rights to working interests in exploration acreage in the Joint Development Zone (“JDZ”) between the Democratic Republic of Sao Tome & Principe (“DRSTP” or “Sao Tome”) and the Federal Republic of Nigeria (“FRN” or “Nigeria”) and in the exclusive territorial waters of Sao Tome (the “Exclusive Economic Zone” or “EEZ”).  The Company has formed relationships with upstream oil and gas companies to assist the Company in exploiting its assets in the JDZ and entered into production sharing agreements with upstream oil and gas companies in certain of these JDZ Blocks. The technical and operational expertise in conducting exploration operations will be provided by such oil and gas companies and the Company’s various consortium partners.

Saleof Participation Interests

The following represents ERHC’s current rights in the JDZ blocks.

JDZ Block #	ERHC Original Participating Interest(1)	ERHC Joint Bid Participating Interest	Participating Interest(s) Sold	Current ERHC Retained Participating Interest

2	30%	35%	43% (2)	22%
3	20%	5%	15% (3)	10%
4	25%	35%	33.3% (4)	26.7% (6)
5	15%	(5)	(5)	(5)
6	15%	(5)	(5)	(5)
9	20%	(5)	(5)	(5)

(1)	Original Participating Interest granted pursuant to the Option Agreement, dated April 2, 2003, between DRSTP and ERHC (the “2003 Option Agreement”).
(2)	In March 2006, ERHC sold an aggregate 28.67% participating interest to Sinopec and an aggregate 14.33% participating interest to Addax Ltd.
(3)	In February 2006, ERHC sold a 15% participating interest to Addax Sub.
(4)	By a Participation Agreement made in November 2005 and subsequently amended, ERHC sold 33.3% participating interest to Addax.
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

Results of Operations

Three Months Ended December 31, 2007Compared with Three Months Ended December 31, 2006

During the three months ended December 31, 2007, the Company had a net loss of $586,765 compared with a net loss of $522,142 for the three months ended December 31, 2006.   Interest income decreased from $543,632 in the three months ended December 31, 2006 to $431,863 in the three months ended December 31, 2007 due to a decline in the significant cash balance maintained by the Company following the sale of the participation interests in 2006.  General and administrative expenses decreased from $1,331,898 in the three months ended December 31, 2006 to $1,011,447 in the three months ended December 31, 2007 primarily due to a decrease of $673,116 in legal fees, from $893,733 in the three months ended December 31, 2006, to $220,617 in the three months ended December 31, 2007. The decrease in legal fees was due to reduction in required assistance in connection with the Justice Department investigation of the Company, and the decrease was partially offset by an increase in public relations expense of $133,407 from $2,002 in the three months ended December 31, 2006 to $135,409 in the three months ended December 31, 2007.  See “Legal Proceedings” in Item 1 of Part II of this report.

Liquidity and Capital Resources

As of December 31, 2007, the Company had $33,970,197 in cash and cash equivalents and short-term investments and positive working capital of $30,571,579.  Management believes that this cash position should be sufficient to support the Company’s working capital requirements for more than 12 months.

Off-Balance Sheet Arrangements

At December 31, 2007, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on its financial condition or results of operations.

Debt Financing Arrangements

At December 31, 2007, the Company had short-term debt of $33,513 bearing interest at 5.5% per year payable to an individual. The Company had other current liabilities of $5,594,349 including related party liabilities as follows: $62,314 owed to Chrome Management Services Inc. and $40,150 due to the Company’s board of directors for directors’ fees. Included in current liabilities is also a $4,803,750 liability to Feltang International Inc. that will be satisfied upon issuance of 5,250,000 shares of common stock.

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

At December 31, 2007, all of the Company's operations were located outside the United States.  The Company’s primary asset are agreements with DRSTP and the JDA, which provide ERHC with rights to participate in exploration and production activities in the Gulf of Guinea off the coast of central West Africa.  This geographic area of interest is controlled by foreign governments that have historically experienced volatility, which is out of management’s control. The Company’s ability to exploit its interests in the agreements in this area may be impacted by this circumstance.

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

Item 4. Controls and Procedures

The Company’s Chief Executive Officer and Principal Accounting Officer participated in an evaluation by management of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2007.  Based on their participation in that evaluation, the Company’s Chief Executive Officer and Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007to ensure that required information is disclosed on a timely basis in its reports filed or furnished under the Exchange Act.

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

DOJ, SEC and U.S.Senate Committee Subpoenas.  On May 4, 2006, a search warrant issued by the U.S. District Court of the Southern District of Texas, Houston Division, was executed on ERHC seeking various records including, among others, documents, if any, related to correspondence with foreign governmental officials or entities in Sao Tomeand Nigeria.  The search warrant cited, among other things, possible violations of the FCPA, Section 10(b) of the Exchange Act, Rule 10b-5 under the Exchange Act and criminal conspiracy and wire fraud statutes.  ERHC filed suit in federal district court in Texasin June 2006 seeking to protect the Company’s attorney-client privileged documents and to allow its counsel to determine the factual basis for the DOJ’s search warrant affidavit, which is currently under seal.

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

On July 5, 2007, U.S. Senate Committee on Homeland Security and Governmental Affairs’ Permanent Subcommittee on Investigations served ERHC with a subpoena, in connection with its review of matters relating to the potential abuse of payments made to foreign governments. The subpoena, as amended on July 18, 2007, seeks documents and information regarding ERHC’s activities, particularly those related to the acquisition of ERHC’s interests in the Gulfof Guinea.  ERHC’s attorneys, Akin Gump Strauss Hauer & Feld LLP, are assisting ERHC in responding to all subpoenas.

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

Item 1A. Risk Factors

The Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006 (“2006 Annual Report”), as modified by its Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2006 (“First Quarterly Report”) and its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 (“Second Quarterly Report”), includes a detailed discussion of certain material risk factors facing the Company.  The information presented below describes updates and additions to such risk factors and should be read in conjunction with the risk factors and information disclosed in ERHC’s 2006 Annual Report, First Quarterly Report and Second Quarterly Report.  References to “ERHC,” “we,” “us” or “our” mean ERHC Energy Inc., a Coloradocorporation and, unless expressly stated or the context otherwise requires, its wholly owned subsidiary.

The risk factor in the First Quarterly Report captioned “Our Operations Are Located Outside of the United States Which Subjects Us to Risks Associated with International Activities.” is amended and restated in its entirety as follows:

Our Operations Are Located Outside of the United StatesWhich Subjects Us to Risks Associated with International Activities.

At December 31, 2007, all of our operations were located outside the United States.  Our only assets are agreements with DRSTP and the JDA, which provide ERHC with rights to participate in exploration and production activities in the Gulfof Guineaoff the coast of central West Africa.  This geographic area of interest is controlled by foreign governments that have historically experienced volatility, which is out of management’s control. Our ability to exploit our interests in this area pursuant to such agreements may be adversely impacted by this circumstance.

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

In addition, to the extent we engage in operations and activities outside the United States, we are subject to the Foreign Corrupt Practices Act, or FCPA, which generally prohibits U.S. companies and their intermediaries from making corrupt payments to foreign officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment, and requires companies to maintain adequate record-keeping and internal accounting practices to accurately reflect the transactions of the company.  The FCPA applies to companies, individual directors, officers, employees and agents.  The FCPA also applies to foreign companies and persons taking any act in furtherance of such corrupt payments while in the United States.  Under the FCPA, U.S.companies may be held liable for actions taken by strategic or local partners or representatives.

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

The SEC and/or the Department of Justice, or DOJ, could assert that there have been multiple violations of the FCPA, which could lead to multiple fines.  The amount of any fines or monetary penalties which could be assessed would depend on, among other factors, findings regarding the amount, timing, nature and scope of any improper payments, whether any such payments were authorized by or made with knowledge of ERHC or its affiliates, the amount of gross pecuniary gain or loss involved, and the level of cooperation provided to the government authorities during the investigations.  Negotiated dispositions of these types of violations also frequently result in an acknowledgement of wrongdoing by the entity and the appointment of a monitor on terms agreed upon with the SEC and DOJ to review and monitor current and future business practices, including the retention of agents, with the goal of assuring future FCPA compliance.  Other potential consequences could be significant and include suspension or debarment of ERHC’s ability to contract with governmental agencies of the United Statesand of foreign countries.  Any determination that ERHC has violated the FCPA could result in sanctions that could have a material adverse effect on our business, prospects, operations, financial condition and cash flow.

The risk factor in the First Quarterly Report captioned “We are under investigation by the SEC and the DOJ, and the results of these investigations could have a material adverse effect on our business, prospects, operations, financial condition and cash flow.” is amended and restated in its entirety as follows:

We are under investigation by the SEC, the DOJ and a U.S.Senate Subcommittee, and the results of these investigations could have a material adverse effect on our business, prospects, operations, financial condition and cash flow.

On May 4, 2006, a search warrant issued by the U.S. District Court of the Southern District of Texas, Houston Division, was executed on ERHC seeking various records including, among others,  documents, if any, related to correspondence with foreign governmental officials or entities in Sao Tomeand Nigeria.  The search warrant cited, among other things, possible violations of the FCPA, Section 10(b) of the Exchange Act, Rule 10b-5 under the Exchange Act and criminal conspiracy and wire fraud statutes.  ERHC filed suit in federal district court in Texasin June 2006 seeking to protect our attorney-client privileged documents and to allow our counsel to determine the factual basis for the DOJ’s search warrant affidavit, which is currently under seal.

A related SEC subpoena was issued on May 9, 2006, and a second related subpoena issued on August 29, 2006.  The subpoenas request from ERHC a range of documents including all documents related to correspondence with foreign governmental officials or entities in Sao Tome and Nigeria, personnel records (specifically, those regarding our former Chief Financial Officer, Franklin Ihekwoaba) and other corporate records.  We have been actively responding to both subpoenas.

On July 5, 2007, the U.S. Senate Committee on Homeland Security and Governmental Affairs’ Permanent Subcommittee on Investigations served ERHC with a subpoena, in connection with its review of matters relating to the potential abuse of payments made to foreign governments. The subpoena, as amended on July 18, 2007, seeks documents and information regarding ERHC’s activities, particularly those related to the acquisition of ERHC’s interests in the Gulfof Guinea.  ERHC’s attorneys, Akin Gump Strauss Hauer & Feld LLP, will assist ERHC in responding to the subpoena.   Please see “Legal Proceedings” for more information.

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

These investigations could also result in:

·	third party claims against us, which may include claims for special, indirect, derivative or consequential damages;
·	damage to our business, operations and reputation;
·	loss of, or adverse effect on, cash flow, assets, goodwill, operations and financial condition, business, prospects, profits or business value;
·	adverse consequences on our ability to obtain or continue financing for current or future projects; and/or
·	claims by directors, officers, employees, affiliates, advisors, attorneys, agents, debt holders or other interest holders or constituents of ERHC.

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

ERHC Energy Inc.

Name	Title	Date

/s/ Nicolae Luca	Director and Acting President and	February 5, 2007
Nicolae Luca	Acting Chief Executive Officer

/s/ Sylvan Odobulu	Controller (Principal Accounting Officer)	February 5, 2007
Sylvan Odobulu

EXHIBIT INDEX

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2*	Rule 13a-14(a) Certification of the Principal Accounting Officer

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Principal Accounting Officer

* Filed or furnished herewith.