Form 10-Q
period 2008-03-31
ERHC Energy Inc
filed 2008-05-09
CIK 799235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

The number of shares of common stock, par value $0.0001 per share, outstanding as of April 30, 2008 was 722,238,550.

TABLE OF CONTENTS

ERHC ENERGY INC.

Part I. Financial Information		Page

Item 1.	Financial Statements

	Unaudited Consolidated Balance Sheets at March 31, 2008 and September 30, 2007	6

	Unaudited Consolidated Statements of Operations for the Three Months and Six Months Ended March 31, 2008 and 2007, and for the period from inception, September 5, 1995, to March 31, 2008	7

	Unaudited Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2008 and 2007, and for the period from inception, September 5, 1995, to March 31, 2008	8

	Notes to Unaudited Consolidated Financial Statements	10

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4.	Controls and Procedures	20

Part II. Other Information

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	22

Item 6.	Exhibits	24

	Signatures	25

Forward-Looking Statements

ERHC Energy Inc. (the “Company”) or its representatives may, from time to time, make or incorporate by reference certain written or oral statements of historical fact, statements  that  include, but are not limited to, information concerning the Company’s possible or assumed future business activities and results of operations and statements about the following subjects:

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

These types of statements  inherently are subject to a variety of assumptions, risks and uncertainties that could cause actual results, levels of activity, performance or achievements to differ materially from those expected, projected or expressed in such  statements.  These risks and uncertainties include, among others, the following:

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

The risks and uncertainties included here are not exhaustive.  Other sections of this report and the Company’s other filings with the U.S. Securities and Exchange Commission (“SEC”) include additional factors that could adversely affect the Company’s business, results of operations and financial performance.  Given these risks and uncertainties, investors should not place undue reliance on our statements concerning our future intent..  Our business statements included in this report speak only as of the date of this report.  The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any business  statements to reflect any change in its expectations with regard to the statement or any change in events, conditions or circumstances on which any such  statement is based.

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED BALANCE SHEETS
March 31, 2008 and September 30, 2007

	March 31,	September 30,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$33,037,157	$34,721,933
Prepaid expenses and other current assets	267,666	179,955
Deferred tax asset	-	480,000
Income tax refundable	2,048,758	1,568,758

Total current assets	35,353,581	36,950,646

DRSTP concession fee	2,839,500	2,839,500
Furniture and equipment, net	81,661	64,495

Total assets	$38,274,742	$39,854,641

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$5,128,417	$5,183,979
Accounts payable and accrued liabilities, related parties	10,900	238,614
Accrued interest	7,797	6,876
Asset retirement obligation	485,000	485,000
Current portion of convertible debt	33,513	33,513

Total current liabilities	5,665,627	5,947,982

Commitments and contingencies:

Shareholders'equity:
Preferred stock, par value $0.0001; authorized 10,000,000; none issued and outstanding	-	-
Common stock, par value $0.0001; authorized 950,000,000 shares; issued and outstanding 722,238,550 and 721,938,550 at March 31, 2008 and September 30, 2007, respectively	72,224	72,193
Additional paid-in capital	91,964,474	91,827,545
Losses accumulated in the development stage	(59,427,583)	(57,993,079)

Total shareholders’ equity	32,609,115	33,906,659

Total liabilities and shareholders' equity	$38,274,742	$39,854,641

The accompanying notes are an integral part of these unaudited consolidated financial statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended March 31, 2008 and 2007 and for the Period from Inception,
September 5, 1995, to March 31, 2008

					Inception to
	Three Months Ended March 31,		Six Months Ended March 31,		March 31,
	2007	2008	2007	2008	2008

Operating costs and expenses:
General and administrative expenses	$1,175,365	$1,163,172	$2,507,263	$2,174,619	$66,267,729
Depreciation, depletion and amortization	6,175	7,068	8,590	13,788	1,399,718
Write-offs and abandonments	-	-	-	-	7,742,128

Loss from operations	(1,181,540)	(1,170,240)	(2,515,853)	(2,188,407)	(75,409,575)

Other income and (expenses):
Interest income	540,494	322,962	1,084,126	754,825	3,903,164
Gain (loss) from settlement	-	-	-	-	(247,690)
Other income	-	-	-	-	439,827
Gain from sale of partial interest in DRSTP concession	-	-	-	-	30,102,250
Interest expense	(461)	(461)	(922)	(922)	(12,125,984)
Loss on extinguishment of debt	-	-	-	-	(5,749,575)

Total other income and expenses, net	540,033	322,501	1,083,204	753,903	16,321,992

Income (loss) before benefit (provision) for income taxes	(641,507)	(847,739)	(1,432,649)	(1,434,504)	(59,087,583)

Benefit (provision) for income taxes
Current	197,000	-	946,000	480,000	(820,000)
Deferred	-	-	(480,000)	(480,000)	480,000

Total benefit (provision) for income taxes	197,000	-	466,000	-	(340,000)

Net income (loss)	$(444,507)	$(847,739)	$(966,649)	$(1,434,504)	$(59,427,583)

Net income (loss) per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	721,010,104	722,238,569	719,988,438	722,127,094

The accompanying notes are an integral part of the consolidated financial statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended March 31, 2008 and 2007 and for the Period from Inception,
September 5, 1995, to March 31, 2008

			Inception to
			March 31,
	2007	2008	2008

Cash Flows from Operating Activities
Net loss	$(966,649)	$(1,434,504)	$(59,427,583)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation, depletion and amortization expenses	8,590	13,788	1,399,718
Write-offs and abandonments	-	-	7,742,128
Deferred income taxes	480,000	480,000	-
Compensatory stock options	63,183	48,460	1,308,240
Gain from settlement	-	-	(252,310)
Gain on sale of partial interest in DRSTP concession	-	-	(30,102,250)
Amortization of beneficial conversion feature associated with convertible debt	-	-	2,793,929
Amortization of deferred compensation	-	-	1,257,863
Common stock issued for services	-	-	20,897,077
Common stock issued for settlements	-	-	225,989
Common stock issued for officer bonuses	-	-	5,015,000
Common stock issued for interest and penalties on convertible debt	-	-	10,631,768
Common stock issued for board compensation	-	-	1,976,548
Loss on extinguishment of debt	-	-	5,682,368
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	843,204	(87,711)	(267,665)
Income tax refundable	(946,000)	(480,000)	(2,048,758)
Other assets	(8,921)	-	-
Accounts payable and other accrued liabilities	(1,380,740)	(54,641)	(2,667,537)
Accrued federal income taxes	(3,013,147)	-	-
Accounts payable, and accrued liabilities, related party	34,375	(139,214)	99,400
Accrued interest - related party	-	-	-
Accrued retirement obligation	-	-	485,000

Net cash used by operating activities	(4,886,105)	(1,653,822)	(35,251,075)

Cash Flows from Investing Activities
Purchase of DRSTP concession	-	-	(5,679,000)
Proceeds from sale of partial interest in DRSTP concession	-	-	45,900,000
Purchase of furniture and equipment	(68,587)	(30,954)	(908,154)

Net cash provided (used) by investing activities	$(68,587)	$30,954)	$39,312,846

The accompanying notes are an integral part of the consolidated financial statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended March 31, 2008 and 2007 and for the Period from Inception,
September 5, 1995, to March 31, 2008

			Inception to
			March 31,
	2007	2008	2008

Cash Flows from Financing Activities:
Proceeds from warrants exercised	$-	$-	$160,000
Proceeds from common stock, net of expenses	-	-	6,955,049
Proceeds from related party line of credit	-	-	2,750,000
Proceeds from related party debt	-	-	158,700
Proceeds from related party convertible debt	-	-	8,207,706
Proceeds from convertible debt	-	-	9,019,937
Proceeds from note payable to bank	-	-	175,000
Proceeds from shareholder loans	-	-	1,845,809
Collection of stock subscription receivable	-	-	913,300
Repayment of shareholder loans	-	-	(1,020,607)
Repayment of long-term debt	-	-	(189,508)

Net cash provided by investing activities	-	-	28,975,386

Net increase (decrease) in cash and cash equivalents	(4,954,692)	(1,684,776)	33,037,157

Cash and cash equivalents, beginning of period	40,991,114	34,721,933	-

Cash and cash equivalents, end of period	$36,036,422	$33,037,157	$33,037,157

Supplemental Disclosure of Cash Flow Information

Cash paid for interest expense	$-	$-

Cash paid for income taxes	3,013,147	-

The accompanying notes are an integral part of the consolidated financial statements

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

Note 2- Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following as of each balance sheet date:

	March 31,	September 30,
	2008	2007

Accrued stock payable – success fee	$4,803,750	$4,803,750
Accounts payable	324,667	380,229

Total	$5,128,417	$5,183,979

Accounts payable and accrued liabilities - related parties consisted of the following as of each balance sheet date:

	March 31,	September 30,
	2008	2007

Due to Chrome Management Services, Inc.	$-	$62,314
Due to board of directors for board fees	10,900	87,800
Due to board of directors – stock payable	-	(1) 88,500

Total	$10,900	$238,614

(1) In December of 2007, 300,000 shares of common stock were issued to directors. The Company recognized $88,500 of compensation related to those shares in fiscal 2007.

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

Particulars of Participating Agreements

JDZ Block 2 Participation Agreement

Date of Participation Agreement	Parties	Key Terms
2 March 2006
1. Sinopec International Petroleum Exploration and Production Co. Nigeria Ltd

1b. Sinopec International Petroleum and Production Corporation

2a. Addax Energy Nigeria Limited

2b. Addax Petroleum Corporation

3. ERHC Energy Inc

ERHC assigns 28.6% of participating interest to Sinopec International Petroleum Exploration and Production Co Nigeria Ltd (“Sinopec”) and a 14.3% participating interest to Addax Energy Nigeria Limited (“Addax”) leaving ERHC with a 22% participating interest.
Consideration from Sinopec to ERHC for the 28.67% interest (the “SINOPEC assigned interest”) is $13.6 million.

Consideration from Addax to ERHC for the 14.33% interest (the “Addax assigned interest”) is $6.8 million

In addition, Sinopec and  Addax to pay all of ERHC’s future costs  for petroleum operations (“the carried costs”) in respect of the 22% interest retained by ERHC (the “retained interest”) in Block 2.

Sinopec and Addax are entitled to 100% of ERHC’s allocation of cost oil plus up to 50% of ERHC’s allocation of profit oil from the retained interest on Block 2 until Sinopec and Addax Sub recover 100% of the carried costs

JDZ Block 3 Participation Agreement
Date of Participation Agreement	Parties	Key Terms
15 February 2006	1. ERHC Energy Inc 2a. Addax Petroleum Resources Nigeria Limited 2b. Addax Petroleum Corporation
ERHC assigns  15% of participating interest to Addax Petroleum Resources Nigeria Limited (“Addax Sub”) leaving ERHC with a 10% participating interest.
Consideration from Addax Sub to ERHC for the 15% interest (the “acquired interest”) is $7.5 million.
In addition, Addax to pay all of ERHC’s future costs  for petroleum operations (“the carried costs”) in respect of the 10% interest retained by ERHC (the “retained interest”) in Block 3.

Addax is entitled to 100% of ERHC’s future costs in respect of petroleum operations.

Addax is entitled to 100% of ERHC’s allocation of cost oil plus up to 50% of ERHC’s allocation of profit oil until Addax Sub recovers 100% of the carried costs

JDZ Block 4 Participation Agreement
Date	Parties	Key Terms
17 November 2005[1]	1. ERHC Energy Inc 2a. Addax Petroleum Nigeria (Offshore 2) Limited 2b. Addax Petroleum NV
ERHC shall assign 33.3%[2] of participating interest to Addax Petroleum Nigeria (Offshore 2) Limited (“Addax”) (leaving ERHC with a 26.7% participating interest).

Consideration from Addax Sub to ERHC for the interest to be acquired by Addax (the “acquired interest”) is fixed at $18 million.

In addition, Addax to pay all of ERHC’s future costs for petroleum operations (“the carried costs”) in respect of ERHC’s retained interest in Block 4.

Addax is entitled to 100% of ERHC’s allocation of cost oil plus up to 50% of ERHC’s allocation of profit oil until Addax  recovers 100% of the carried costs

1 By an Amendment to the Participation Agreement dated February 23 2006, ERHC and Addax amended the Participation Agreement so that the assigned interest to Addax would be changed to 33.3%.  By a second Amendment to the Participation Agreement, entered into on March 14 2006, ERHC and Addax amended the Participation Agreement so that the assigned interest to Addax would be 33.3% and ERHC’s participating interest would be 26.7%.  By a third Amendment to the Participation Agreement dated April 11 2006, ERHC and Addax agreed that if Godsonic, a third party, did not meet financial and other obligations for the transfer of 9% of ERHC’s participating interest to Godsonic (and was foreclosed from all claims to the 9%), ERHC would transfer 7.2% out of the 9% interest to Addax so that Addax’s participating interest would be 40.5% in aggregate and ERHC’s participating interest would be 19.5% in aggregate.  The amount of fresh consideration to accrue from Addax to ERHC for the transfer of the 7.2% is not stated in the third Amendment to the Participation Agreement.

Note 4 - Income Taxes

At March 3, 2008, the Company had a consolidated net operating loss carry-forward (“NOL”) of approximately $2.75 million expiring through 2027. The NOLs are subject to certain limitations under the Internal Revenue Code of 1986, as amended, including Section 382 of the Tax Reform Act of 1986.  During the fiscal year ended September 30, 2006, the Company recognized a significant gain on the sale of various participation interests. This gain utilized a substantial portion of the Company’s NOLs and such NOLs were adjusted to remove losses limited under Section 382.

The composition of deferred tax assets and the related tax effects at March  31, 2008 and September 30, 2007 are as follows:

	March 31, 2007	September 30, 2007

Net operating losses	$922,496	$931,241
Accrual for asset retirement	164,900	164,900

Total deferred tax assets	1,087,396	1,096,141
Valuation allowance	(1,087,396)	(616,141)

Net deferred tax asset	$-	$480,000

The $480,000 deferred tax asset at September 30, 2007 represents the minimum NOL carry back claim from losses in future years against the fiscal year ended September 30, 2006 taxable income. At March, 2008, the $480,000 balance was reclassified to current income tax receivable.

The difference between the income tax benefit (provision) in the accompanying consolidated statements of operations and the amount that would result if the U.S. federal statutory rate of 34% were applied to pre-tax income (loss) for the three and six months ended March 31, 2008 and 2007, is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2008	2007	2008

Benefit at federal statutory rate	$218,112	$288,231	$487,100	$487,731
Non-deductible stock based compensation	(21,482)	(16,476)	(21,482)	(16,476)
Other
Increase in valuation allowance	370	(271,755)	381	(471,255)

Provision for income taxes	197,000	-	466,000	-

Note 5 – Stock-Based Compensation

During the year ended September 30, 2007, the Company issued 1,000,000 options to purchase common stock of the Company to its new employee. These options are for a term of three years, have an exercise price of $0.43 and vest over one year. Fair value of $223,900 was calculated using the Black-Scholes Model. Variables used in the Black-Scholes option-pricing model during 2007, include (1) 4.90% discount rate, (2) option life is the expected remaining life of the options as of each year end, (3) expected volatility of 75.00%, and (4) zero expected dividends. Option expense of $175,440 was recorded during the year ended September 30, 2007 and $48,460 during the six months ended March 31, 2008.

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

ERHC/Addax Arbitration.  Addax, our consortium partner in JDZ Block 4, claims entitlement without any obligation for additional consideration under our existing agreements to 7.2% out of the recovered 9% interest in Block 4, leaving 1.8% remaining with ERHC.  ERHC claims that Addax should pay additional consideration to ERHC for the 7.2%.  If Addax’s claims are successful, ERHC’s share of JDZ Block 4 will increase from 17.7% to 19.5% and Addax’s share of the JDZ Block 4 will increase from 33.3% to 40.5% for no additional consideration paid to ERHC.  ERHC and Addax are currently in arbitration to resolve the issue.

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

With regard to drilling in the JDZ, the Joint Development Authority (JDA), which was set up by the governments of Nigeria and Sao Tome & Príncipe to administer the JDZ, has approved the budgets for JDZ Blocks 2, 3 and 4 in which ERHC has interests. The JDA also has approved well locations in two of those Blocks.  The Aban Abraham deepwater drill ship, which has already been jointly contracted by the operators in JDZ Blocks 2 and 4, Sinopec and Addax Petroleum, remains under refurbishment in Singapore. It is expected out of dry dock and into sea trials within the coming months, before it can be transported to West Africa.  ERHC continues to support Addax’s efforts to secure a drilling rig of opportunity to avert delay or at least mitigate its impact with respect to drilling schedules.

ERHC is continuing to assess the feasibility of acquisition prospects to diversify its asset portfolio.

Annual Shareholders’ Meeting:
On April 22, 2008 in Houston, Texas, the Company held an annual shareholders’ meeting. The Company announced the resignation of Nicolae Luca as Director and Acting Chief Executive Officer/President.  Nicole Luca resigned to pursue other interest..

The Company also announced the re-election, by a majority of all the shareholders of the Company, of Directors Howard Jeter, Dr. Andrew Uzoigwe and Clement Nwizubo, for another term of office which will run through the Company’s next annual shareholders meeting or until their successors are elected.

New Leadership:

The Company announced the appointment of Peter Ntephe to the newly created position of Chief Operating Officer (COO) on April 22, 2008. Mr. Ntephe who has been the Corporate Secretary since 2001 will oversee the administration and corporate governance of the Company and its subsidiaries.  Mr. Ntephe will also replace Mr. Luca as acting CEO/President pending the appointment of a permanent CEO/President.

The Company also created the position of Vice President Corporate Development for ERHC and its subsidiaries. This position will oversee planning and implementation of strategies for corporate growth by ERHC and its subsidiaries, including:
•	identification of opportunities for corporate mergers and acquisitions
•	strategy formulations
•	business planning
•	fund raising
•	stock-exchange listings
•	IPOs

Corporate Operational Structure

ERHC Energy Inc, has a wholly owned subsidiary  - ERHC Energy (Cayman) Limited which will serve as holding company for the working subsidiaries through which its activities in the Gulf of Guinea will be operated. There are three working subsidiary companies, namely ERHC Energy Nigeria JDZ Block 2 Limited, ERHC Energy Nigeria JDZ Block 3 Limited and ERHC Energy Nigeria JDZ Block 4 Limited, each of which is jointly owned by both ERHC Energy Inc and ERHC Energy (Cayman) Ltd. Each of these companies was created to manage the operations in the Joint Development Zone Block for which each is respectively named.  The ownership structure of the companies is given below.

The rationale for this operational structure can be broken into several parts:

•	Legal – JDZ petroleum regulations require incorporation of local subsidiaries in Nigeria or STP;

•	Operational – JDZ-related activities (especially when drilling starts) will be easier and cheaper to manage by acting through local subsidiaries;

•	Risk Diversification – Operating through asset/business-specific subsidiaries will diversify risk, protecting each subsidiary’s asset base from risks emanating from other subsidiaries’ assets;

•	Business Development – ERHC’s current business strengths (and therefore best prospects for asset acquisition) are in West Africa; a local presence in the region will augment those strengths.

•	Local Perceptions – Regional perception of ERHC as truly ‘local’ in West Africa will enhance its ability to generate business in the region;

Other subsidiaries of ERHC might be created as necessary, including for seeking stock-exchange listings, joint-ventures, etc. the Company has made

Results of Operations

Three Months Ended March 31, 2008 Compared with Three Months Ended March 31, 2007

During the three months ended March 31, 2008, the Company had a net loss of $847,739 compared with a net loss of $444,507 for the three months ended March 31, 2007.   Interest income decreased from $540,494 in the three months ended March 31, 2007 to $322,962 in the three months ended March 31, 2008, due to a decline in the significant cash balance maintained by the Company from  the sale of the participation interests in 2006.  General and administrative expenses decreased only $12,193for the three months ended March 31, 2007 compare to  the three months ended March 31, 2008.. See “Legal Proceedings” in Item 1 of Part II of this report.

Six Months Ended March 31, 2008 Compared with Six Months Ended March 31, 2007

During the six months ended March 31, 2008, the Company had a net loss of $1,434,504 compared with a net loss of $966,649 for the six months ended March 31, 2007.   Interest income decreased from $1,084,126 in the six months ended March 31, 2007 to $754,825 in the six months ended March 31, 2008, due to a decline in the significant cash balance maintained by the Company from  the sale of the participation interests in 2006 and due a  decline in interest rates on deposits.  General and administrative expenses decreased from $2,507,263 in the six months ended March 31, 2007 to $2,174,619 in the six months ended March 31, 2008 primarily due to a decrease of $749,399 in legal fees, from $1,535,724 in the six months ended March 31, 2007, to $786,325 in the six months ended March 31, 2008. The decrease in legal fees was due to reduction in required assistance in connection with the Justice Department investigation of the Company, and the decrease was partially offset by an increase in public relations, trade show and annual shareholders’ meeting expenses of $137,090 from $15,302 in the six months ended March 31, 2007 to $152,392 in the six months ended March 31, 2008.  See “Legal Proceedings” in Item 1 of Part II of this report.

Liquidity and Capital Resources

As of March  31, 2008, the Company had $33,037,157 in cash and cash equivalents and short-term investments and positive working capital of $29,687,954.  Management believes that this cash position should be sufficient to support the Company’s working capital requirements for more than 12 months.

Off-Balance Sheet Arrangements

At March 31, 2008, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on its financial condition or results of operations.

Debt Financing Arrangements

At March 31, 2008, the Company had short-term debt of $33,513 bearing interest at 5.5% per year payable to an individual. The Company had other current liabilities of $5,665,627 including related party liabilities of $10,900 due to the Company’s board of directors for directors’ fees. Included in current liabilities is also a $4,803,750 liability to Feltang International Inc. that will be satisfied upon issuance of 5,250,000 shares of common stock.

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

At March 31, 2008, all of the Company's primary assets were in respect of property located outside the United States.  The Company’s primary assets are agreements with DRSTP and the JDA, which provide ERHC with rights to participate in exploration and production activities in the Gulf of Guinea off the coast of central West Africa.  This geographic area of interest is controlled by foreign governments that have historically experienced volatility, which is out of management’s control. The Company’s ability to exploit its interests in the agreements in this area may be impacted by this circumstance.

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

Item 4. Controls and Procedures

The Company’s Chief Executive Officer and Principal Accounting Officer participated in an evaluation by management of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2008.  Based on their participation in that evaluation, the Company’s Chief Executive Officer and Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008 to ensure that required information is disclosed on a timely basis in its reports filed or furnished under the Exchange Act.

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ERHC/Addax Arbitration.  Addax, our consortium partner in JDZ Block 4, claims entitlement without obligation for payment of additional consideration under our existing agreements to 7.2% out of the recovered 9% interest in Block 4, leaving 1.8% remaining with ERHC.  The parties are currently in arbitration to determine whether additional consideration is payable to ERHC under the existing agreements for the 7.2% claimed by Addax.  If Addax’s claims are successful, ERHC’s share of JDZ Block 4 will increase from 17.7% to 19.5% and Addax’s share of the JDZ Block 4 will increase from 33.3% to 40.5% for no additional consideration paid to ERHC.

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

Item 1A. Risk Factors

The Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (“2007 Annual Report”), as modified by its Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2007 (“First Quarterly Report”) and this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008 (“Second Quarterly Report”), includes a detailed discussion of certain material risk factors facing the Company.  The information presented below describes updates and additions to such risk factors and should be read in conjunction with the risk factors and information disclosed in ERHC’s 2007 Annual Report, First Quarterly Report and Second Quarterly Report.  References to “ERHC,” “we,” “us” or “our” mean ERHC Energy Inc., a Colorado corporation and, unless expressly stated or the context otherwise requires, its wholly owned subsidiary.

The risk factor in the First Quarterly Report captioned “Our Operations Are Located Outside of the United States Which Subjects Us to Risks Associated with International Activities.” is amended and restated in its entirety as follows:

Our Operations Are Located Outside of the United States Which Subjects Us to Risks Associated with International Activities.

At March  31, 2008, all of our operations were located outside the United States.  Our only assets are agreements with DRSTP and the JDA, which provide ERHC with rights to participate in exploration and production activities in the Gulf of Guinea off the coast of central West Africa.  This geographic area of interest is controlled by foreign governments that have historically experienced volatility, which is out of management’s control. Our ability to exploit our interests in this area pursuant to such agreements may be adversely impacted by this circumstance.

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

ERHC Energy Inc.

Name	Title	Date

/s/ Peter Ntephe	Chief Operating Officer and	May 9, 2008
Peter Ntephe	Acting Chief Executive Officer

/s/ Sylvan Odobulu	Controller (Principal Accounting Officer)	May 9, 2008
Sylvan Odobulu

EXHIBIT INDEX

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2*	Rule 13a-14(a) Certification of the Principal Accounting Officer

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Principal Accounting Officer

* Filed or furnished herewith.