Form 10-Q
period 2008-06-30
ERHC Energy Inc
filed 2008-08-12
CIK 799235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
Yes ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares of common stock, par value $0.0001 per share, outstanding as of July 31, 2008 was 722,238,550

ERHC ENERGY INC.

Part I. Financial Information		Page

Item 1.	Financial Statements

	Unaudited Consolidated Balance Sheets at June 30, 2008 and September 30, 2007	5

	Unaudited Consolidated Statements of Operations for the Three Months and Nine Months Ended June 30, 2008 and 2007, and for the period from inception, September 5, 1995, to June 30, 2008	6

	Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2008 and 2007, and for the period from inception, September 5, 1995, to June 30, 2008	7

	Notes to Unaudited Consolidated Financial Statements	9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18

Item 4.	Controls and Procedures	18

Part II. Other Information

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 6.	Exhibits	21

	Signatures	22

Forward-Looking Statements

ERHC Energy Inc. (the “Company”) or its representatives may, from time to time, make or incorporate by reference certain written or oral statements that are “forward-looking statements”.  All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements.  Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain or be identified by the words “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “believe,” “should,” “could,” “may,” “might,” “will,” “will be,” “will continue,” “will likely result,” “project,” “forecast,” “budget” and similar expressions.  Statements made by the Company in this report that contain forward-looking statements include, but are not limited to, information concerning the Company’s possible or assumed future business activities and results of operations and statements about the following subjects:

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

These types of statements and other forward-looking statements inherently are subject to a variety of assumptions, risks and uncertainties that could cause actual results, levels of activity, performance or achievements to differ materially from those expected, projected or expressed in forward-looking statements.  These risks and uncertainties include, among others, the following:

•	general economic and business conditions;
•	worldwide demand for oil and natural gas;
•	changes in foreign and domestic oil and gas exploration, development and production activity;
•	oil and natural gas price fluctuations and related market expectations;
•	termination, renegotiation or modification of existing contracts;
•	the ability of the Organization of Petroleum Exporting Countries, commonly called OPEC, to set and maintain production levels and pricing, and the level of production in non-OPEC countries;
•	policies of the various governments regarding exploration and development of oil and gas reserves;
•	advances in exploration and development technology;
•	the political environment of oil-producing regions;
•	political instability in the Democratic Republic of Sao Tome and Principe and the Federal Republic of Nigeria;
•	casualty losses;
•	competition;
•	changes in foreign, political, social and economic conditions;
•	risks of international operations, compliance with foreign laws and taxation policies and expropriation or nationalization of equipment and assets;
•	risks of potential contractual liabilities;
•	foreign exchange and currency fluctuations and regulations, and the inability to repatriate income or capital;
•	risks of war, military operations, other armed hostilities, terrorist acts and embargoes;

•	regulatory initiatives and compliance with governmental regulations;
•	compliance with environmental laws and regulations;
•	compliance with tax laws and regulations;
•	customer preferences;
•	effects of litigation and governmental proceedings;
•	cost, availability and adequacy of insurance;
•	adequacy of the Company’s sources of liquidity;
•	labor conditions and the availability of qualified personnel; and
•	various other matters, many of which are beyond the Company’s control.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ERHC ENERGY INC.
(A CORPORATION IN THE DEVELOPMENT STAGE)
UNAUDITED CONSOLIDATED BALANCE SHEETS
June 30, 2008 and September 30, 2007

	June 30,	September 30,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$32,401,450	$34,721,933
Prepaid expenses and other current assets	214,459	179,955
Deferred tax asset	-	480,000
Income tax refundable	2,048,758	1,568,758

Total current assets	34,664,667	36,950,646

DRSTP concession fee	2,839,500	2,839,500
Furniture and equipment, net	74,424	64,495

Total assets	$37,578,591	$39,854,641

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$5,037,955	$5,183,979
Accounts payable and accrued liabilities, related parties	8,275	238,614
Accrued interest	8,258	6,876
Asset retirement obligation	485,000	485,000
Current portion of convertible debt	33,513	33,513

Total current liabilities	5,573,001	5,947,982

Commitments and contingencies:	-	-

Shareholders' equity:

Preferred stock, par value $0.0001; authorized 10,000,000; none issued and outstanding	-	-
Common stock, par value $0.0001; authorized 950,000,000 shares; issued and outstanding 722,238,550 and 721,938,550 at June 30, 2008 and September 30, 2007, respectively	72,224	72,193
Additional paid-in capital	91,964,474	91,827,545
Deficit accumulated in the development stage	(60,031,108)	(57,993,079)

Total shareholders’ equity	32,005,590	33,906,659

Total liabilities and shareholders' equity	$37,578,591	$39,854,641

The accompanying notes are an integral part of these unaudited consolidated financial statements

ERHC ENERGY INC.
(A CORPORATION IN THE DEVELOPMENT STAGE)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended June 30, 2008 and 2007 and for the Period from Inception,
September 5, 1995, to June 30, 2008

					Inception to
	Three Months Ended June 30,		Nine Months Ended June 30,		June 30,
	2007	2008	2007	2008	2008

Operating costs and expenses:

General and administrative expenses	$1,076,864	$820,462	$3,584,127	$2,994,433	$67,087,543
Depreciation, depletion and amortization	6,676	8,330	15,266	22,118	1,408,048
Write-offs and abandonments	-	-	-	-	7,742,128
Loss from operations	(1,083,540)	(828,792)	(3,599,393)	(3,016,551)	(76,237,719)

Other income and (expenses):
Interest income	457,540	225,079	1,541,666	979,904	4,128,243
Gain (loss) from settlement	(500,000)	-	(500,000)	-	(247,690)
Other income	-	-	-	-	439,827
Gain from sale of partial interest in DRSTP concession	-	-	-	-	30,102,250
Interest expense	(460)	(460)	(1,382)	(1,382)	(12,126,444)
Loss on extinguishment of debt	-	-	-	-	(5,749,575)

Total other income and expenses, net	(42,920)	224,619	1,040,284	978,522	16,546,611

Loss before benefit for income
	(1,126,460)	(604,173)	(2,559,109)	(2,038,029)	(59,691,108)

Benefit for income taxes
Current	59,241	-	1,005,241	480,000	(820,000)
Deferred	480,000	-	-	(480,000)	480,000

Total benefit for income taxes	539,241	-	1,005,241	-	(340,000)

Net loss	$(587,219)	$(604,173)	$(1,553,868)	$(2,038,029)	$(60,031,108)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and dilute diluted	721,938,550	722,238,569	720,638,475	722,164,116

The accompanying notes are an integral part of the consolidated financial statements

ERHC ENERGY INC.
(A CORPORATION IN THE DEVELOPMENT STAGE)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended June 30, 2008 and 2007 and for the Period from Inception,
September 5, 1995, to June 30, 2008

			Inception to
			June 30,
	2007	2008	2008

Cash Flows from Operating Activities
Net loss	$(966,649)	$(2,038,029)	$(60,031,108)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation, depletion and amortization expenses	8,590	22,118	1,408,048
Write-offs and abandonments	-	-	7,742,128
Deferred income taxes	480,000	480,000	-
Compensatory stock options	63,183	48,460	1,308,240
Gain from settlement	-	-	(252,310)
Gain on sale of partial interest in DRSTP concession	-	-	(30,102,250)
Amortization of beneficial conversion feature associated with convertible debt	-	-	2,793,929
Amortization of deferred compensation	-	-	1,257,863
Common stock issued for services	-	-	20,897,077
Common stock issued for settlements	-	-	225,989
Common stock issued for officer bonuses	-	-	5,015,000
Common stock issued for interest and penalties on convertible debt	-	-	10,631,768
Common stock issued for board compensation	-	88,500	2,065,048
Loss on extinguishment of debt	-	-	5,682,368
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	843,204	(34,504)	(214,458)
Income tax refundable	(946,000)	(480,000)	(2,048,758)
Other assets	(8,921)	-	-
Accounts payable and other accrued liabilities	(1,380,740)	(146,024)	(2,758,920)
Accrued federal income taxes	(3,013,147)	-	-
Accounts payable, and accrued liabilities, related party	34,375	(230,339)	8,275
Accrued interest - related party	-	1,382	1,382
Accrued retirement obligation	-	-	485,000

Net cash used by operating activities	(4,886,105)	(2,288,436)	(35,885,689)

Cash Flows from Investing Activities
Purchase of DRSTP concession	-	-	(5,679,000)
Proceeds from sale of partial interest in DRSTP concession	-	-	45,900,000
Purchase of furniture and equipment	(68,587)	(32,047)	(909,247)

Net cash provided (used) by investing activities	$(68,587)	$(32,047)	$39,311,753

The accompanying notes are an integral part of the consolidated financial statements

ERHC ENERGY INC.
(A CORPORATION IN THE DEVELOPMENT STAGE)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended June 30, 2008 and 2007 and for the Period from Inception,
September 5, 1995, to June 30, 2008

			Inception to
			June 30,
	2007	2008	2008

Cash Flows from Financing Activities:
Proceeds from warrants exercised	$-	$-	$160,000
Proceeds from common stock, net of expenses	-	-	6,955,049
Proceeds from related party line of credit	-	-	2,750,000
Proceeds from related party debt	-	-	158,700
Proceeds from related party convertible debt	-	-	8,207,706
Proceeds from convertible debt	-	-	9,019,937
Proceeds from note payable to bank	-	-	175,000
Proceeds from shareholder loans	-	-	1,845,809
Collection of stock subscription receivable	-	-	913,300
Repayment of shareholder loans	-	-	(1,020,607)
Repayment of long-term debt	-	-	(189,508)

Net cash provided by financing activities	-	-	28,975,386

Net increase (decrease) in cash and cash equivalents	(4,954,692)	(2,320,483)	32,401,450

Cash and cash equivalents, beginning of period	40,991,114	34,721,933	-

Cash and cash equivalents, end of period	$36,036,422	$32,401,450	$32,401,450

Supplemental Disclosure of Cash Flow Information

Cash paid for interest expense	$-	$-

Cash paid for income taxes	3,013,147	-

The accompanying notes are an integral part of the consolidated financial statements

ERHC ENERGY INC.
(A CORPORATION IN THE DEVELOPMENT STAGE)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation and Business Organization

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

Note 2 – Sao Tome Concession

In April 2003, the Company and the Democratic Republic of Sao Tome and Principe (“DRSTP”) entered into an Option Agreement (the “2003 Option Agreement”) in which the Company relinquished certain financial interests in the JDZ in exchange for exploration rights in the JDZ.  The Company additionally entered into an administration agreement with the Nigeria-Sao Tome and Principe Joint Development Authority (“JDA”).  The administration agreement is the formal agreement by the JDA that it will fully implement ERHC’s preferential rights to working interests in the JDZ acreage as set forth in the 2003 Option Agreement and describes certain procedures regarding the exercising of these rights.  ERHC retained under a previous agreement the following rights to participate in exploration and production activities in the EEZ subject to certain restrictions:  (a) the right to receive up to two blocks of ERHC’s choice and (b) the option to acquire up to a 15% paid working interest in up to two blocks of ERHC’s choice in the EEZ.  The Company would be responsible for its proportionate share of exploration and exploitation costs in the EEZ blocks.

The following represents ERHC’s current rights in the JDZ blocks.

JDZ Block #	ERHC Original Participating Interest(1)	ERHC Joint Bid Participating Interest	Participating Interest(s) Sold	Current ERHC Retained Participating Interest

2	30%	35%	43% (2)	22%
3	20%	5%	15% (3)	10%
4	25%	35%	40.5% (4)(6)	19.5% (6)
5	15%	(5)	(5)	(5)
6	15%	(5)	(5)	(5)
9	20%	(5)	(5)	(5)

(1)	Original Participating Interest granted pursuant to the Option Agreement, dated April 2, 2003, between DRSTP and ERHC (the “2003 Option Agreement”).
(2)	In March 2006, ERHC sold an aggregate 28.67% participating interest to Sinopec and an aggregate 14.33% participating interest to Addax Ltd.
(3)	In February 2006, ERHC sold a 15% participating interest to Addax Sub.
(4)
By a Participation Agreement made in November 2005 and subsequently amended, ERHC sold 33.3% participating interest to Addax. In July 2008, Addax received a further 7.2% participating interest without any futher consideration due from Addax to ERHC.  The additional 7.2%  arose from the recovery of 9% from Godsonic due to Godsonic's inability to fulfill financial and other conditions upon which the 9% was to have been assigned to Godsonic. Pursuant to the Amendment to the Participation Agreement made on April 11, 2006

(5)
No contracts have been entered into as of the date hereof. ERHC’s goal is to enter into agreements to exploit its interests in Blocks 5, 6 and 9.  Additionally, the Company intends to exploit its rights in the EEZ.

(6)
Includes the 1.8%, out of 9% reclaimed by ERHC from Godsonic by ERHC on behalf of the ERHC/Addax consortium following Godsonic's inability to fulfill financial and other conditions upon which the 9% was to have been assigned to Godsonic. Pursuant to the Amendment to the Participation Agreement made on April 11, 2006, the 9% was distributed between Addax (7.2%) and ERHC (1.8%). In July 2008, the London Court of International Arbitration (LCIA) confirmed that under the Participation Agreement between the parties no further consideration is payable by Addax Petroleum to ERHC for Addax Petroleum’s 7.2 percent share of the 9 percent.

Particulars of Participating Agreements:

Date of Participation Agreement	Parties	Key Terms
JDZ Block 2 Participation Agreement
March 2, 2006
1a. Sinopec International Petroleum Exploration and Production Co. Nigeria Ltd

1b. Sinopec International Petroleum and Production Corporation

2a. Addax Energy Nigeria Limited

2b. Addax Petroleum Corporation

3. ERHC Energy Inc

ERHC assigns 28.67% of participating interest to Sinopec International Petroleum Exploration and Production Co Nigeria Ltd (“Sinopec”) and a 14.33% participating interest to Addax Energy Nigeria Limited (“Addax”) leaving ERHC with a 22% participating interest.
.1
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

Sinopec and Addax are entitled to 100% of ERHC’s allocation of cost oil plus up to 50% of ERHC’s allocation of profit oil from the retained interest on Block 2 until Sinopec and Addax Sub recover 100% of the carried costs.

JDZ Block 3 Participation Agreement
February 15, 2006	1. ERHC Energy Inc 2a. Addax Petroleum Resources Nigeria Limited 2b. Addax Petroleum Corporation
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

Addax is entitled to 100% of ERHC’s allocation of cost oil plus up to 50% of ERHC’s allocation of profit oil until Addax Sub recovers 100% of the carried costs.

JDZ Block 4 Participation Agreement
November 17, 2005	1. ERHC Energy Inc 2a.Addax Petroleum Nigeria (Offshore 2) Limited 2b. Addax Petroleum NV
ERHC sold 33.3% and assigned additional 7.2% of participating interest to Addax Petroleum Nigeria (Offshore 2) Limited (“Addax”) (leaving ERHC with a 19.5% participating interest). (1)

Consideration from Addax Sub to ERHC for the interest acquired by Addax (the “acquired interest”) is fixed at $18 million.

In addition, Addax will pay all of ERHC’s future costs for petroleum operations (“the carried costs”) in respect of ERHC’s retained interest in Block 4.

Addax is entitled to 100% of ERHC’s allocation of cost oil plus up to 50% of ERHC’s allocation of profit oil until Addax recovers 100% of the carried costs.

(1)
By an Amendment to the Participation Agreement dated February 23, 2006, ERHC and Addax amended the Participation Agreement so that the assigned interest to Addax would be changed to 33.3%. By the second Amendment to the Participation Agreement, entered into on March 14, 2006, ERHC and Addax amended the Participation Agreement so that the assigned interest to Addax would be 33.3% and ERHC’s participating interest would be 26.7%. By the third Amendment to the Participation Agreement dated April 11, 2006, ERHC and Addax agreed that if Godsonic, a third party, did not meet financial and other obligations for the transfer of 9% of ERHC’s participating interest to Godsonic (and was foreclosed from all claims to the 9%), ERHC would transfer 7.2% out of the 9% interest to Addax so that Addax’s participating interest would be 40.5% in aggregate and ERHC’s participating interest would be 19.5% in aggregate. The amount of fresh consideration to accrue from Addax to ERHC for the transfer of the 7.2% is not stated in the third Amendment to the Participation Agreement. In July 2008, the London Court of International Arbitration (LCIA) confirmed that under the Participation Agreement between the parties no further consideration is payable by Addax Petroleum to ERHC for Addax Petroleum’s 7.2 percent share of the nine percent.

Note 3 – Income Taxes

At June 30, 2008, the Company had a consolidated net operating loss carry-forward (“NOL”) of approximately $3.3 million expiring through 2027. The NOLs are subject to certain limitations under the Internal Revenue Code of 1986, as amended, including Section 382 of the Tax Reform Act of 1986. During the fiscal year ended September 30, 2006, the Company recognized a significant gain on the sale of various participation interests. This gain utilized a substantial portion of the Company’s NOLs and such NOLs were adjusted to remove losses limited under Section 382.

The composition of deferred tax assets and the related tax effects at June 30, 2008 and September 30, 2007 are as follows:

	June 30, 2008	September 30, 2007

Net operating losses	$1,127,695	$931,241
Accrual for asset retirement	164,900	164,900

Total deferred tax assets	1,292,595	1,096,141
Valuation allowance	(1,292,595)	(616,141)

Net deferred tax assets	$-	$480,000

The $480,000 deferred tax asset at September 30, 2007 represents the minimum NOL carry back claim from losses in future years against the fiscal year ended September 30, 2006 taxable income. At June 30, 2008, the $480,000 balance was reclassified to current income tax receivable.

The difference between the income tax benefit (provision) in the accompanying consolidated statements of operations and the amount that would result if the U.S. federal statutory rate of 34% were applied to pre-tax income (loss) for the three and nine months ended June 30, 2008 and 2007, is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2008	2007	2008

Benefit at federal statutory rate	$385,996	$205,199	$873,097	$692,930
Non-deductible stock based compensation	18,979	(16,476)	40,462	(16,476)
Other	(19,975)	-	(62,559)	-
Change in valuation allowance	154,241	(188,723)	154,241	(676,454)

Provision for income taxes	$539,241	$-	$1,005,241	$-

Note 4 – Commitments and Contingencies

Subpoenas:

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

ERHC’s attorneys, Akin Gump Strauss Hauer & Feld LLP, are assisting ERHC in responding to the subpoenas.

ERHC/Addax Arbitration:

In July 2008, the London Court of International Arbitration (LCIA) confirmed that under the Participation Agreement between the parties in respect of JDZ Block 4, no further consideration is payable by Addax Petroleum to ERHC for Addax Petroleum’s 7.2 percent share of the 9 percent recovered by the ERHC/Addax consortium from Godsonic upon the failure of Godsonic to meet certain financial obligations under which the 9 percent was to have been transferred to Godsonic.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s unaudited consolidated financial statements (including the notes thereto) and Item 1A of Part II, “Risk Factors,” included elsewhere in this report and the Company’s audited consolidated financial statements and the notes thereto, Item 7, “Management’s Discussion and Analysis of Financial Condition and Plan of Operations” and Item 1A, “Risk Factors” included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007, Item 1A of Part II, “Risk Factors,” included in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2006 and Item 1A of Part II, “Risk Factors,” included in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.  The Company’s historical results are not necessarily an indication of trends in operating results for any future period.   References to “ERHC” or the “Company” mean ERHC Energy Inc., a Coloradocorporation, and, unless expressly stated or the context otherwise requires, its wholly owned subsidiary.

Overview

ERHC reports as a development stage enterprise as there are currently no significant operations and no revenue has been generated from business activities. The Company was formed in 1986, as a Colorado corporation, and was engaged in a variety of businesses until 1996, when it began its current operations as an independent oil and gas company.  The Company’s goal is to maximize its value through exploration and exploitation of oil and gas reserves in the Gulf of Guinea offshore of central West Africa.  The Company’s current focus is to exploit its assets, which are rights to working interests in exploration acreage in the Joint Development Zone (“JDZ”) between the Democratic Republic of Sao Tome and Principe (“DRSTP or “Tome”) and the Federal Republic of Nigeria (“FRN or “Nigeria”) and in the exclusive territorial waters of Sao Tome (the “Exclusive Economic Zone” or “EEZ”). ERHC will not directly carry out the exploration and production operations in the Joint Development Zone, but will rely on reputable technical operators, with whom the Company has entered into partnership relationships, such as Addax Petroleum Inc. and Sinopec Corp to carry out those operations. The Company has formed relationships with these upstream oil and gas companies to assist the Company in exploiting its assets in the JDZ. The Company currently has no other operations but is exploring opportunities in other areas of the energy industry, including supply and trading.

Current Business Operations

ERHC’s operations are currently focused on the Gulf of Guinea, off the coast of central West Africa. ERHC believes this region has the possibility of significant oil reserves and has worked to realize the value of the assets it has acquired in this region.  The Company’s current operations include those below, details of which can be found at the link:http://www.erhc.com/en/cms/?169

JDZ - ERHC has interests in six of the nine Blocks in the JDZ, a 34,548 square kilometer area approximately 200 kilometers off the coastline of Nigeria and São Tomé & Principe that is adjacent to several large petroleum discovery areas.

EEZ - The government of São Tomé & Principe has awarded ERHC rights to participate in exploration and production activities in the EEZ, which encompasses an area of approximately 160,000 square kilometers.

Operations in the JDZ

ERHC has interests in six of the nine Blocks in the JDZ, as follows

•	JDZ Block 2: 22.0% Working interest percentage
•	JDZ Block 3: 10.0% Working interest percentage
•	JDZ Block 4: 19.5% Working interest percentage
•	JDZ Block 5: 15.0% Working interest percentage
•	JDZ Block 6: 15.0% Working interest percentage
•	JDZ Block 9: 20.0% Working interest percentage

The working interest represents ERHC’s share of all the hydrocarbons production from the blocks and obligates ERHC to pay a corresponding percentage of the costs of drilling, production and operating the blocks.. These costs in blocks 2, 3 and 4 are currently being carried by the operators until production, whereupon the operators will recover their costs from the production revenues.

In early 2008, Addax Petroleum, an experienced exploration and production company that has participation agreements with ERHC in JDZ Blocks 2, 3 and 4, and is the operator of JDZ Block 4 publicly disclosed seismic images and maps showcasing the prospectivity of its JDZ interests.  This seismic was compiled by Geco-Prakla (now WesternGeco) in 1999 when WesternGeco shot a 2D seismic survey of approximately 5,900km covering the major part of the JDZ. Interpretation carried out by WesternGeco has led to the identification of 56 prospective structures within Blocks 1 to 9 in the JDZ, of which 17 were defined as prospects and 39 as leads. WesternGeco used reservoir parameters similar to those known from nearby fields in Nigeria and Equatorial Guinea. Combined recoverable reserves potential of the 17 prospects was estimated by WesternGeco. The scope of the WesternGeco report was to interpret and map seismic data, highlight prospectivity, and calculate volumetrics.

The estimate of "recoverable reserves potential" based on WesternGeco's report, which interpreted and mapped seismic data, highlighted prospectivity and calculated volumetrics, was not based on any attempt to comply with the SEC definition of reserves and, accordingly the estimate of recoverable reserves potential is not presented. ERHC Energy has access to the data compiled by WesternGeco under the terms of a data use license with WesternGeco.

Operations in JDZ Block 4

ERHC's consortium partner Addax Petroleum is the operator of JDZ Block 4. WesternGeco’s interpretation of seismic data indicates significant recoverable reserves in JDZ Block 4. Addax has secured Joint Development Authority approval to explore the Kina Prospect. Drilling equipment has been ordered. Earlier in 2007, Addax and Sinopec jointly entered into an agreement with a subsidiary of Aban Offshore Limited for the provision of the Aban Abraham, which continues being refurbished and upgraded in Singapore. At the end of its contractual obligations to another partnership, the Aban Abraham will be transferred to Addax and Sinopec.

Operations in JDZ Block 3
Anadarko Petroleum is the operator of JDZ Block 3. WesternGeco’s interpretation of seismic data indicates significant recoverable reserves in JDZ Block 3. On August 8, 2007, Anadarko presented the initial proposals for exploration well locations for the Block. The Joint Development Authority has approved drilling at the Lemba Prospect and Anadarko has ordered drilling equipment.

Operations in JDZ Block 2

ERHC's consortium partner Sinopec Corp. is the operator in JDZ Block 2. WesternGeco’s interpretation of seismic data indicates significant recoverable reserves in JDZ Block 2. The Joint Development Authority has approved drilling at the Tome Prospect. In 2007, Sinopec and Addax jointly entered into an agreement with a subsidiary of Aban Offshore Limited for the provision of the Aban Abraham deepwater drillship, which continues being refurbished and upgraded in Singapore. At the end of its contractual obligations to another partnership, the Aban Abraham will be transferred to Addax and Sinopec.

Background of the JDZ

In the spring of 2001, the governments of São Tomé & Principe and Nigeria reached an agreement over a long-standing maritime border dispute. Under the terms of the agreement, the two established the Joint Development Zone to govern commercial activities within the disputed boundaries. The JDZ is administered by a Joint Development Authority (JDA) which oversees all future exploration and development activities in the JDZ. The remaining claimed territorial waters of São Tomé & Principe are known as the Exclusive Economic Zone (EEZ). Revenues derived from the JDZ will be shared 60/40 between the governments of Nigeria and São Tomé & Principe, respectively.

Background of the EEZ

The government of São Tomé & Principe has awarded ERHC rights to participate in exploration and production activities in São Tomé & Principe’s Exclusive Economic Zone (EEZ). ERHC’s rights include the following:

•	The right to receive up to two blocks of ERHC’s choice; and
•	The option to acquire up to a 15 percent paid working interest in another two blocks of ERHC’s choice.

ERHC would be responsible for its proportionate share of exploration and exploitation costs in the EEZ blocks.

The EEZ describes territorial waters of São Tomé that encompasses an area of approximately 160,000 square km. It is measured from claimed archipelagic baselines — territorial sea: 12 nautical miles, exclusive economic zone: 200 nautical miles. It is the largest in the Gulf of Guinea. Ocean water depths around the two islands exceed 5,000 feet, depths that have only become feasible for oil production over the past few years; however, oil and gas are produced in the neighboring countries of Nigeria, Equatorial Guinea, Gabon and Congo.  The African coast is less than 400 nautical miles offshore, which means the exclusive economic zones of the concerned countries overlap.

Sale of Participation Interests

The following represents ERHC’s current rights in the JDZ blocks.

JDZ Block #	ERHC Original Participating Interest(1)	ERHC Joint Bid Participating Interest	Participating Interest(s) Sold	Current ERHC Retained Participating Interest

2	30%	35%	43% (2)	22%
3	20%	5%	15% (3)	10%
4	25%	35%	40.5% (4)	19.5% (6)
5	15%	(5)	(5)	(5)
6	15%	(5)	(5)	(5)
9	20%	(5)	(5)	(5)

(1)	Original Participating Interest granted pursuant to the Option Agreement, dated April 2, 2003, between DRSTP and ERHC (the “2003 Option Agreement”).
(2)	In March 2006, ERHC sold an aggregate 28.67% participating interest to Sinopec and an aggregate 14.33% participating interest to Addax Ltd.
(3)	In February 2006, ERHC sold a 15% participating interest to Addax Sub.
(4)
By a Participation Agreement made in November 2005 and subsequently amended, ERHC sold 33.3% participating interest to Addax. In July 2008, Addax received a further 7.2% participating interest without any futher consideration due from Addax to ERHC.  The additional 7.2%  arose from the recovery of 9% from Godsonic due to Godsonic's inability to fulfill financial and other conditions upon which the 9% was to have been assigned to Godsonic.

(5)
No contracts have been entered into as of the date hereof. ERHC’s goal is to enter into agreements to exploit its interests in Blocks 5, 6 and 9 also.  Additionally, the Company intends to exploit its rights in the EEZ.

(6)
Includes the 1.8%, out of 9% reclaimed by ERHC from Godsonic by ERHC on behalf of the ERHC/Addax consortium following Godsonic's inability to fulfill financial and other conditions upon which the 9% was to have been assigned to Godsonic. Pursuant to the Amendment to the Participation Agreement made on April 11, 2006, the 9% was distributed between Addax (7.2%) and ERHC (1.8%). In July 2008, the London Court of International Arbitration (LCIA) confirmed that under the Participation Agreement between the parties no further consideration is payable by Addax Petroleum to ERHC for Addax Petroleum’s 7.2 percent share of the 9 percent.

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

Annual Shareholders’ Meeting:

On April 22, 2008 in Houston, Texas, the Company held an annual shareholders’ meeting. The Company announced the resignation of Nicolae Luca as Director and Acting Chief Executive Officer/President.  Nicole Luca resigned to pursue other interest.

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

Mr. David Bovell has been appointed to the position effective May 1st, 2008.

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

Other subsidiaries of ERHC might be created as necessary, including for seeking stock-exchange listings, joint-ventures, etc. the Company has made

Results of Operations

Three Months Ended June 30, 2008 Compared with Three Months Ended June 30, 2007

During the three months ended June 30, 2008, the Company had a net loss of $604,174 compared with a net loss of $587,219 for the three months ended June 30, 2007.   Interest income decreased from $457,540 in the three months ended June 30, 2007 to $225,079 in the three months ended June 30, 2008, due to a decline in the significant cash balance maintained by the Company following the sale of the participation interests in 2006.  General and administrative expenses decreased from $1,076,864 in the three months ended June 30, 2007 to $820,462 in the three months ended June 30, 2008 due to normal changes in operating expenses. See “Legal Proceedings” in Item 1 of Part II of this report.

Nine Months Ended June 30, 2008 Compared with Nine Months Ended June 30, 2007

During the nine months ended June 30, 2008, the Company had a net loss of $2,038,029 compared with a net loss of $1,553,868 for the nine months ended June 30, 2007.   Interest income decreased from $1,541,666 in the nine months ended June 30, 2007 to $979,904 in the nine months ended June 30, 2008, due to a decline in the significant cash balance maintained by the Company following the sale of the participation interests in 2006 and due a significant decline in interest rates on deposits.  General and administrative expenses decreased from $3,584,127 in the nine months ended June 30, 2007 to $2,994,433 in the nine months ended June 30, 2008 primarily due to a decrease of $1,233,314 in legal fees, from $2,138,905 in the nine months ended June 30, 2007, to $905,591 in the nine months ended June 30, 2008. The decrease in legal fees was due to reduction in required assistance in connection with the Justice Department investigation of the Company, and the decrease was partially offset by an increase in public relations expense of $177,807 from $22,490 in the nine months ended June 30, 2007 to $200,297 in the nine months ended June 30, 2008.  See “Legal Proceedings” in Item 1 of Part II of this report.

Liquidity and Capital Resources

As of June 30, 2008, the Company had $32,401,450 in cash and cash equivalents and short-term investments and positive working capital of $29,091,666.  Management believes that this cash position should be sufficient to support the Company’s working capital requirements for more than 12 months.

Off-Balance Sheet Arrangements

At June 30, 2008, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on its financial condition or results of operations.

Debt Financing Arrangements

At June 30, 2008, the Company had short-term debt of $33,513 bearing interest at 5.5% per year payable to an individual. The Company had other current liabilities of $5,573,001 including related party liabilities of $8,275.00 due to the Company’s board of directors for directors’ fees. Included in current liabilities is also a $4,803,750 liability to Feltang International Inc. that will be satisfied upon issuance of 5,250,000 shares of common stock.

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

At June 30, 2008, all of the Company's operations were located outside the United States.  The Company’s primary asset are agreements with DRSTP and the JDA, which provide ERHC with rights to participate in exploration and production activities in the Gulf of Guinea off the coast of central West Africa.  This geographic area of interest is controlled by foreign governments that have historically experienced volatility, which is out of management’s control. The Company’s ability to exploit its interests in the agreements in this area may be impacted by this circumstance.

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

Item 4. Controls and Procedures

The Company’s Chief Executive Officer and Principal Accounting Officer participated in an evaluation by management of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2008.  Based on their participation in that evaluation, the Company’s Chief Executive Officer and Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008 to ensure that required information is disclosed on a timely basis in its reports filed or furnished under the Exchange Act.

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In July 2008, the London Court of International Arbitration (LCIA) confirmed that under the Participation Agreement between the parties in respect of JDZ Block 4, no further consideration is payable by Addax Petroleum to ERHC for Addax Petroleum’s 7.2 percent share of the 9 percent recovered by the ERHC/Addax consortium from Godsonic upon the failure of Godsonic to meet certain financial obligations under which the 9 percent was to have been transferred to Godsonic..

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

Item 1A. Risk Factors

The Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (“2007 Annual Report”), as modified by its Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2007 (“First Quarterly Report”), its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008 (“Second Quarterly Report”)  and this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008 (“Second Quarterly Report”), includes a detailed discussion of certain material risk factors facing the Company.  The information presented below describes updates and additions to such risk factors and should be read in conjunction with the risk factors and information disclosed in ERHC’s 2007 Annual Report, First Quarterly Report, Second Quarterly Report and Third Quarterly Report.  References to “ERHC,” “we,” “us” or “our” mean ERHC Energy Inc., a Colorado corporation and, unless expressly stated or the context otherwise requires, its wholly owned subsidiary.

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

The risk factor in the Second Quarterly Report captioned “We are under investigation by the SEC and the DOJ, and the results of these investigations could have a material adverse effect on our business, prospects, operations, financial condition and cash flow.” is amended and restated in its entirety as follows:

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

ERHC Energy Inc.

Name	Title	Date

/s/ Peter Ntephe	Chief Operating Officer and Acting President and	August 11, 2008
Peter Ntephe	Acting Chief Executive Officer

/s/ Sylvan Odobulu	Controller (Principal Accounting Officer)	August 11, 2008
Sylvan Odobulu

EXHIBIT INDEX

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2*	Rule 13a-14(a) Certification of the Principal Accounting Officer

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Principal Accounting Officer

* Filed or furnished herewith.