Form 10-K
period 2008-09-30
ERHC Energy Inc
filed 2008-12-15
CIK 799235

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2008

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 31, 2008 was $225,609,843.

On November 28, 2008, the registrant had 722,238,550 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held in 2009 are incorporated by reference into Part III.

Forward-Looking Statements

ERHC Energy Inc. (the “Company”) or its representatives may, from time to time, make or incorporate by reference certain written or oral statements  which include, but are not limited to, information concerning the Company’s possible or assumed future business activities and results of operations and statements about the following subjects:

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

The risks and uncertainties included here are not exhaustive.  Other sections of this report and the Company’s other filings with the U.S. Securities and Exchange Commission (“SEC”) include additional factors that could adversely affect the Company’s business, results of operations and financial performance.  Given these risks and uncertainties, investors should not place undue reliance on our statements concerning future intent.   Our statements included in this report speak only as of the date of this report.  The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any of our statements to reflect any change in its expectations with regard to the statement or any change in events, conditions or circumstances on which any forward-looking statement is based.

PART I

Item 1 – Business

Overview

ERHC Energy Inc., a Colorado corporation, (“ERHC” or the “Company”) was incorporated in 1986 and was engaged in a variety of businesses until 1996, when it began its current operations.  The Company’s goal is to maximize its value through exploration and exploitation of oil and gas reserves in the Gulf of Guinea offshore of central West Africa including its rights to working interests in exploration acreage in the Joint Development Zone (“JDZ”) between the Democratic Republic of Sao Tome and Principe (“DRSTP or “Tome”) and the Federal Republic of Nigeria (“FRN or “Nigeria”) and in the exclusive territorial waters of Sao Tome (the “Exclusive Economic Zone” or “EEZ”). ERHC will not directly carry out the exploration and production operations in the Joint Development Zone but will rely on reputable technical operators with whom the Company has entered into partnership relationships, such as Addax Petroleum Inc. and Sinopec Corporation to carry out those operations. The Company has formed relationships with these upstream oil and gas companies to assist the Company in exploiting its assets in the JDZ. The Company currently has no other operations but is exploring opportunities in other areas of the Oil and Gas industry, including supply and trading.

Our business strategy is to farm out our rights to working interests in the JDZ and EEZ to entities which we believe are established, well capitalized drilling operators for upfront cash payments and negotiate contracts with them to carry our share of the capital costs.  This has been done successfully on Blocks 2, 3 and 4 and resulted in cash proceeds of $45.9 million.  We will continue this approach for JDZ Blocks 5, 6 and 9 as well as the EEZ. We are also pursuing other business development activities in the broad petroleum and related industries.

General Development of the Business

In April 2003, the Company and the DRSTP entered into an Option Agreement (the “2003 Option Agreement”) in which the Company relinquished certain financial interests in the JDZ in exchange for exploration rights in the JDZ.  The Company additionally entered into an administration agreement with the Nigeria-Sao Tome and Principe Joint Development Authority (“JDA”).  The administration agreement is the formal agreement by the JDA that it will fully implement ERHC’s preferential rights to working interests in the JDZ acreage as set forth in the 2003 Option Agreement and describes certain procedures regarding the exercising of these rights.  However, ERHC retained the following rights to participate in exploration and production activities in the EEZ subject to certain restrictions:  (a) the right to receive up to two blocks of ERHC’s choice and (b) the option to acquire up to a 15% paid working interest in up to two blocks of ERHC’s choice in the EEZ.  The Company would be responsible for its proportionate share of exploration and exploitation costs in the EEZ blocks.

This exercise of ERHC’s rights was subject to the condition that if no license is awarded or a license is awarded and subsequently withdrawn by the JDA prior to the commencement of operations, ERHC be entitled to receive its working interest in that block in a future license awarded for that block.

On April 28, 2005, ERHC and its then consortium partner Noble Energy International, Ltd. (“Noble”) entered into a Memorandum of Understanding with Godsonic Oil Company Limited (“Godsonic”), an independent bidder for interest in Block 4. The Memorandum of Understanding stated that if ERHC and Noble (“ERHC/Noble”) received less than a 26% bid-interest award in Block 4 in the JDZ, Godsonic would transfer its entire bid interest award in Block 4 to ERHC/Noble; on the other hand, if ERHC/Noble received more than a 26% bid-interest award in Block 4 from the JDA, ERHC/Noble would transfer the excess over 26% to Godsonic. In June 2005, the JDA awarded ERHC and its then consortium partner Noble a 35% bid interest in Block 4 of the JDZ, in addition to the option interest of 25% which ERHC had exercised in the Block.  In October 2005, Noble withdrew from participation in Block 4 and Addax Petroleum (Nigeria Offshore 2) Limited (“Addax”) replaced Noble as ERHC’s consortium partner. By a Letter Agreement dated October 24, 2005 (the “Letter Agreement”), ERHC and Addax undertook to transfer a 9% interest of the 35% bid interest to Godsonic subject to Godsonic meeting financial and other conditions.

ERHC and Addax entered into a Participation Agreement dated November 17, 2005 (the “Participation Agreement”) whereby ERHC undertook to assign a 42.3% interest (the “Assigned Interest”) in Block 4 to Addax and retained an interest of 17.7%   (the “Retained Interest”) .  The Participation Agreement stated Addax’s cash payment obligations to ERHC would be $18 million, which was paid in February and March 2006.  Pursuant to the Participation Agreement between ERHC and Addax, as amended, Addax will serve as operator and pay all of ERHC’s future costs in respect of all petroleum operations in Block 4 subject to reimbursement upon production. Addax is entitled to 100% of ERHC’s allocation of cost plus up to 50% of ERHC’s allocation of profit until Addax recovers all costs advanced on behalf of ERHC.

In an amendment to the Participation Agreement dated February 23, 2006, Addax’s amended interest in Block 4 was changed to 33.3% while ERHC’s retained interest remained at 17.7%. On March 24, 2006, the Participation Agreement was further amended to change ERHC’s interest to 26.7%.

On March 15, 2006, Godsonic and ERHC (on behalf of the ERHC/Addax consortium) entered into an agreement wherein ERHC agreed to assign 9% of its interest in Block 4 to Godsonic subject to certain stipulated financial and other conditions to be fulfilled by Godsonic. On April 11, 2006, ERHC and Addax entered by agreement to the Participation Agreement, agreed that Addax would acquire 7.2% of the 9% interest in the event that Godsonic failed to meet agreed upon conditions and foreclosed from the claims to the 9% interest. This would give Addax a total of 40.5% interest and ERHC 19% in Block 4.

In July 2007, Godsonic failed to meet the stipulated conditions and ERHC reclaimed the 9% interest. Addax claimed entitlement under the existing agreements to 7.2% out of the recovered 9%, without payment of any further consideration to ERHC.  In July 2008, the London Court of International Arbitration (LCIA) confirmed that under the Participation Agreement between the parties no further consideration was payable by Addax Petroleum to ERHC for Addax Petroleum’s 7.2% share of the 9%.

In February 2006, ERHC sold 15% of its 25% participating interest in Block 3 of the JDZ to Addax Petroleum Resources Nigeria Limited (“Addax Sub”) for $7.5 million which was paid in the second quarter of fiscal 2006. Under the participation agreement between ERHC and Addax Sub, Addax Sub agreed to “carry” all of ERHC’s future costs in respect of petroleum operations in Block 3. Upon production Addax Sub is entitled to 100% of ERHC’s allocation of cost plus up to 50% of ERHC’s allocation of profit until Addax Sub recovers 100% of the costs advanced on behalf of ERHC.

In March 2006, ERHC sold a 28.67% participating interest in Block 2 of the JDZ to Sinopec International Petroleum Exploration and Production Corporation Nigeria (“Sinopec”), and a 14.33% participating interest in Block 2 of the JDZ to Addax Energy Nigeria Limited (“Addax Ltd.”) leaving a 22% participating interest in Block 2 to the Company. In exchange, Sinopec paid ERHC $13.6 million and Addax Ltd. paid ERHC $6.8 million in the second quarter of fiscal 2006. Under the participation agreement among ERHC, Sinopec and Addax Ltd., Sinopec will serve as operator, and Sinopec and Addax Ltd. will pay all of ERHC’s future costs in respect of petroleum operations in Block 2. Sinopec and Addax Ltd. are entitled to 100% of ERHC’s allocation of cost plus up to 50% of ERHC’s allocation of profit until they recover 100% of the cost they advanced on behalf of ERHC and Sinopec is to receive 6% interest on its future costs, up to $35 million, but only to the extent that those interest costs are recoupable out of production.

Related to the sale of the participating interest in Block 2 to Sinopec, ERHC agreed to pay a $3 million cash success fee ($1.5 million was paid in March 2006 and the remaining $1.5 million was paid in March 2007) to Feltang International Inc., a British Virgin Island company (“Feltang”) that was responsible for obtaining Sinopec’s participation in Block 2. ERHC will issue to Feltang 5,250,000 shares of common stock and warrants to purchase 6,500,000 shares at a fixed exercise price of $0.355 per share. The common stock was valued at $4,803,750 based on the quoted market value of the common stock on the date Sinopec signed the production sharing agreement.

Current Business Operations

ERHC’s operations are currently focused on the Gulf of Guinea, off the coast of central West Africa. ERHC believes this region has the possibility of significant oil reserves. ERHC has worked to realize the value of the assets it has acquired in this region.  The Company’s current holdings include those below, details of which can be found at the link: http://www.erhc.com/en/cms/?169

JDZ – ERHC has interests in six of the nine Blocks in the JDZ, a 34,548 square kilometer area approximately 200 kilometers off the coastline of Nigeria and São Tomé & Principe that is adjacent to several large petroleum discovery areas.

EEZ – The government of São Tomé & Principe has awarded ERHC rights to participate in exploration and production activities in the EEZ, which encompasses an area of approximately 160,000 square kilometers.  These rights were granted in a May 21, 2001 Memorandum of Agreement made between the DRSTP and the Company. The Company’s rights in the EEZ expire on October 1, 2024 or, if the company has a producing working interest in any Block(s) at October 1, 2024, the Company’s rights extend in such Block(s), as long as the Block(s) remains in production.

Operations in the JDZ

ERHC has interests in six of the nine Blocks in the JDZ, as follow
•	JDZ Block 2: 22.0% Working interest percentage
•	JDZ Block 3: 10.0% Working interest percentage
•	JDZ Block 4: 19.5% Working interest percentage
•	JDZ Block 5: 15.0% Working interest percentage
•	JDZ Block 6: 15.0% Working interest percentage
•	JDZ Block 9: 20.0% Working interest percentage

The working interest represents ERHC’s share of all the hydrocarbons production from the blocks and obligates ERHC to pay a corresponding percentage of the costs of drilling, production and operating the blocks. These costs in blocks 2, 3 and 4 are currently being carried by the operators until production, whereupon the operators will recover their costs from the production revenues.

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

The estimate of “recoverable reserves potential” based on WesternGeco’s report, which interpreted and mapped seismic data, highlighted prospectivity and calculated volumetrics, was not based on any attempt to comply with the SEC definition of reserves and, accordingly the estimate of recoverable reserves potential is not presented. ERHC Energy has access to the data compiled by WesternGeco under the terms of a data use license with WesternGeco, and even when properly interpreted, seismic data and visualization techniques are not conclusive in determining if hydrocarbons are present in economically producible amounts.

Operations in JDZ Block 4

ERHC’s consortium partner Addax Petroleum is the operator of JDZ Block 4. WesternGeco’s interpretation of seismic data indicates significant recoverable reserves in JDZ Block 4. Addax has secured Joint Development Authority approval to explore the Kina Prospect. Drilling equipment has been ordered. Earlier in 2007, Addax and Sinopec jointly entered into an agreement with a subsidiary of Aban Offshore Limited for the provision of the Aban Abraham, which continues being refurbished and upgraded in Singapore. At the end of its contractual obligations to another partnership, the Aban Abraham will be transferred to Addax and Sinopec.

Operations in JDZ Block 3

Anadarko Petroleum is the operator of JDZ Block 3. WesternGeco’s interpretation of seismic data indicates significant recoverable reserves in JDZ Block 3, however even when properly interpreted, seismic data and visualization techniques are not conclusive in determining if hydrocarbon are present in economically producible amounts. On August 8, 2007, Anadarko presented the initial proposals for exploration well locations for the Block. The Joint Development Authority has approved drilling at the Lemba Prospect and Anadarko has ordered drilling equipment.

Operations in JDZ Block 2

ERHC’s consortium partner Sinopec Corp. is the operator in JDZ Block 2. WesternGeco’s interpretation of seismic data indicates significant recoverable reserves in JDZ Block 2, however even when properly interpreted, seismic data and visualization techniques are not conclusive in determining if hydrocarbon are present in economically producible amounts. The Joint Development Authority has approved drilling at the Tome Prospect. In 2007, Sinopec and Addax jointly entered into an agreement with a subsidiary of Aban Offshore Limited for the provision of the Aban Abraham deepwater drillship, which continues being refurbished and upgraded in Singapore. At the end of its contractual obligations to another partnership, the Aban Abraham will be transferred to Addax and Sinopec.

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

The following chart represents ERHC’s current rights in the JDZ blocks.

JDZ Block #	ERHC Original Participating Interest (1)	ERHC Joint Bid Participating Interest	Participating Interest(s) Sold	Current ERHC Retained Participating Interest

2	30%	35%	43% (2)	22%
3	20%	5%	15% (3)	10%
4	25%	35%	40.5% (4)	19.5% (6)
5	15%	(5)	(5)	15%
6	15%	(5)	(5)	15%
9	20%	(5)	(5)	20%

(1)	Original Participating Interest granted pursuant to the Option Agreement, dated April 2, 2003, between DRSTP and ERHC (the “2003 Option Agreement”).

(2)	In March 2006, ERHC sold an aggregate 28.67% participating interest to Sinopec and an aggregate 14.33% participating interest to Addax Ltd.

(3)	In February 2006, ERHC sold a 15% participating interest to Addax Sub.

(1)	Original Participating Interest granted pursuant to the Option Agreement, dated April 2, 2003, between DRSTP and ERHC (the “2003 Option Agreement”).

(4)
By a Participation Agreement made in November 2005 and subsequently amended, ERHC sold 40.5% participating interest to Addax. Includes 9% distributed between Addax (7.2%) and ERHC (1.8%) reclaimed from Godsonic by ERHC on behalf of the ERHC/Addax consortium following Godsonic’s inability to fulfill financial and other conditions upon which the 9% was to have been assigned to Godsonic.

(5)	No contracts have been entered into as of the date hereof.

(6)
Includes the 9% distributed between ERHC (1.8%) and Addax (7.2%) reclaimed from Godsonic by ERHC on behalf of the ERHC/Addax consortium following Godsonic’s inability to fulfill financial and other conditions upon which the 9% was to have been assigned to Godsonic.

(4)
By a Participation Agreement made in November 2005 and subsequently amended, ERHC sold 40.5% participating interest to Addax. Includes 9% distributed between Addax (7.2%) and ERHC (1.8%) reclaimed from Godsonic by ERHC on behalf of the ERHC/Addax consortium following Godsonic’s inability to fulfill financial and other conditions upon which the 9% was to have been assigned to Godsonic.

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

	1b. Sinopec International Petroleum and Production Corporation	Consideration from Sinopec to ERHC for the 28.67% interest (the “SINOPEC assigned interest”) is $13.6 million.

	2a. Addax Energy Nigeria Limited	Consideration from Addax to ERHC for the 14.33% interest (the “Addax assigned interest”) is $6.8 million

	2b. Addax Petroleum Corporation	In addition, Sinopec and Addax to pay all of ERHC’s future costs for petroleum operations (“the carried costs”) in respect of the 22% interest retained by ERHC (the “retained interest”) in Block 2.

3. ERHC Energy Inc
Sinopec and Addax are entitled to 100% of ERHC’s allocation of cost oil plus up to 50% of ERHC’s allocation of profit oil from the retained interest on Block 2 until Sinopec and Addax Sub recover 100% of  ERHC’s  carried costs

JDZ Block 3 Participation Agreement
Date of Participation Agreement	Parties	Key Terms

15 February 2006	1. ERHC Energy Inc	ERHC assigns 15% of participating interest to Addax Petroleum Resources Nigeria Limited (“Addax Sub”) leaving ERHC with a 10% participating interest.

	2a.Addax Petroleum Resources Nigeria Limited	Consideration from Addax Sub to ERHC for the 15% acquired interest is $7.5 million.

	2b.Addax Petroleum Corporation	In addition, Addax to pay all of ERHC’s future costs for petroleum operations as in respect of the 10% interest retained by ERHC in Block 3.

Addax Sub is entitled to 100% of ERHC’s allocation of cost oil plus up to 50% of ERHC’s allocation of profit oil until Addax Sub recovers 100% of the carried costs

Particulars of Participating Agreements

JDZ Block 4 Participation Agreement
Date	Parties	Key Terms

17 November 2005 (Note)	1. ERHC Energy Inc	ERHC shall assign 33.3% (Note) of participating interest to Addax Petroleum Nigeria (Offshore 2) Limited (“Addax”) (leaving ERHC with a 26.7% participating interest).

	2a. Addax Petroleum Nigeria (Offshore 2) Limited	Consideration from Addax Sub to ERHC for the interest to be acquired by Addax is fixed at $18 million.

	2b. Addax Petroleum NV	In addition, Addax to pay all of ERHC’s future costs for petroleum operations (“the carried costs”) in respect of ERHC’s retained interest in Block 4.

Addax is entitled to 100% of ERHC’s allocation of cost oil plus up to 50% of ERHC’s allocation of profit oil until Addax recovers 100% of ERHC’s carried costs.

Note – By an Amendment to the Participation Agreement dated February 23 2006, ERHC and Addax amended the Participation Agreement so that the assigned interest to Addax would be changed to 33.3%.  By a second Amendment to the Participation Agreement, entered into on March 14 2006, ERHC and Addax amended the Participation Agreement so that the assigned interest to Addax would be 33.3% and ERHC’s participating interest would be 26.7%.  By a third Amendment to the Participation Agreement dated April 11 2006, ERHC and Addax agreed that if Godsonic, a third party, did not meet financial and other obligations for the transfer of 9% of ERHC’s participating interest to Godsonic (and was foreclosed from all claims to the 9%), ERHC would transfer 7.2% out of the 9% interest to Addax so that Addax’s participating interest would be 40.5% in aggregate and ERHC’s participating interest would be 19.5% in aggregate.  The amount of fresh consideration to accrue from Addax to ERHC for the transfer of the 7.2% is not stated in the third Amendment to the Participation Agreement.  On July 15, 2008, The London Court of International Arbitration (LCIA) confirmed that under the Participation Agreement between parties no further consideration is payable by Addax Petroleum to ERHC for Addax Petroleum’s 7.2 percent share of the 9 percent. ERHC is entitled to the remaining 1.8 percent out of the nine percent.  The combine share of JDZ Block 4 held by ERHC and Addax Petroleum under the Participation Agreement is 60 percent. Following the ruling by the LCIA, ERHC’s share of JDZ Block 4 increased from 17.7 percent to 19.5 percent and Addax Petroleum’s share increased to 40.5 percent.

Current Plans for Operations

The Company is currently focused on exploiting its interests in Blocks 5, 6 and 9 but has no current sources of income from operations other than interest income from cash generated from sale of participation interests in Blocks 2, 3 and 4 to Sinopec and Addax Ltd. The Company hopes to enter into Participation Agreements in Blocks 5, 6 and 9, but the timing or likelihood of such transactions cannot be predicted.  The Company believes that the participation agreements that it has entered into will be its primary source of future cash flow; however, the Company is exploring plans to generate operating income from new sources.  The Company plans to diversify its business activity by pursuing other growth opportunities possibly including acquiring revenue-producing assets in diverse geographical areas and forging new strategic business partnerships and alliances.

Government Regulation

Currently, the Company has no operations requiring it to comply with any governmental regulations related to operations. In the event the Company begins exploration and exploitation of hydrocarbons, it will be required to make necessary expenditures to comply with applicable health and safety, environmental and other regulations.

The oil and gas industry is subject to various types of regulation throughout the world. Legislation affecting the oil and gas industry has been pervasive and is under constant review for amendment or expansion. Pursuant to such legislation, numerous government agencies have issued extensive laws and regulations binding on the oil and gas industry and companies engaged in this industry, some of which carry substantial penalties for failure to comply. Such laws and regulations have a significant impact on oil and gas exploration, production and marketing and midstream activities. These laws and regulations increase the cost of doing business and, consequently, will affect results of operations. In as much as new legislation affecting the oil and gas industry is commonplace and existing laws and regulations are frequently amended or reinterpreted, the Company is unable to predict the future cost or impact of complying with such laws and regulations. However, the Company does not expect that any of these laws and regulations will affect its operations in a manner materially different than they would affect other oil and gas companies of similar size and scope of operations.

Having interest outside the United States requires the Company to comply with United States laws and other foreign jurisdiction laws related to pursuing, owing, and exploiting foreign investments, agreements and other relationships. The Company is subject to all such laws, including, but not limited to, the Foreign Corrupt Practices Act of 1977 (“FCPA”.

Competition

Significant competition exists in all sectors of the oil and gas industry. ERHC competes with other oil and gas companies for equipment and personnel required to explore, develop and operate properties as well as marketing of oil, gas and natural gas liquids. Commodity price increases have raised the costs of potential acquisition properties and we compete with a number of companies to pursue acquisition opportunities. Many of the Company’s competitors have substantially larger financial and other resources than ours, and they have also established strategic long-term positions and maintain strong governmental relationships in countries in which the Company may seek new entry. As a consequence, ERHC may be at a competitive disadvantage in bidding for drilling rights. In addition, many of the Company’s larger competitors have a competitive advantage when responding to factors that affect demand for oil and natural gas production, such as changing worldwide prices and levels of production, the cost and availability of alternative fuels and the application of government regulations.

Employees

As of September 30, 2008, the Company had five (5) employees and a consultant who carries our functions of the Corporate Secretary.

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

Item 1A.  Risk Factors

You should carefully consider the risks described below before making any investment decision related to the Company’s securities.  The risks and uncertainties described below are not the only ones facing the Company.   Additional risks and uncertainties not presently known or that the Company currently deems immaterial also may impair its business operations.  If any of the following risks actually occur, the Company’s business could be affected.

The Company has no sources of revenue and a history of losses from operations

The Company’s business is in an early stage of development.  The Company has not generated any operating revenue since its entry into the oil and gas industry and has incurred significant operating losses.  The Company has incurred losses from operations of $4,280,143 in fiscal 2008 and $47,399,060 since inception.  The Company had net losses of $3,071,757 and $1,756,904 in fiscal 2008 and 2007, respectively. The Company had net income of $23,171,536 in fiscal 2006, primarily as a result of entering into production sharing agreements under which it sold various participatory interests.  The Company expects to incur additional operating losses for the foreseeable future.

The Company has a limited operating history in the oil and gas industry

The Company’s operations have consisted solely of acquiring rights to working interests in the JDZ and EEZ and entering into production sharing contracts.  The Company will not be the operator with respect to these contracts.  The Company’s future financial results depend primarily on (1) the ability of the Company’s venture partners to provide or obtain sufficient financing to meet their financial commitments in the production sharing contracts, (2) the ability to discover commercial quantities of oil and gas, and (3) the market price for oil and gas. Management cannot predict that the production sharing contracts will result in wells being drilled or if drilled, whether oil and/or gas will be discovered in commercial quantities.

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

The Company may not discover commercially productive reserves in the JDZ or EEZ

The Company’s future success depends on its ability to economically discover oil and gas reserves in commercial quantities in the JDZ and EEZ. There can be no assurance that the Company’s planned projects in the JDZ or EEZ will result in significant, if any, reserves or that the Company will have future success in drilling productive wells.

The Company’s non-operator status limits its control over its oil and gas projects in the JDZ and EEZ

The Company will focus primarily on creating exploration opportunities and forming relationships with oil and gas companies to develop those opportunities in the JDZ and EEZ.  As a result, the Company will have only a limited ability to exercise control over a significant portion of a project’s operations or the associated costs of those operations in the JDZ or EEZ.  The success of a future project is dependent upon a number of factors that are outside the Company’s control. These factors include:

•	the availability of future capital resources to the Company and the other participants for drilling wells;

•	the approval of other participants for determining well locations and drilling time-tables ;

•	the economic conditions at the time of drilling, including the prevailing and anticipated price of oil and gas; and

•	the availability and cost of deep water drilling rigs and the availability of operating personnel

•	the availability of future capital resources to the Company and the other participants for drilling wells;

The Company’s reliance on its consortium partners and its limited ability to directly control future project costs could have a material adverse effect on its future expected rates of return.

The Company’s success depends on its ability to exploit its limited assets

The Company’s primary assets are rights to working interests in exploration acreage in the JDZ and EEZ under agreements with the JDA and DRSTP.  The Company’s operations have been limited to managing and sustaining its rights under these agreements.  The Company’s viability depends on its ability to exploit these assets, of which there is no assurance that it will be successful.

The Company’s competition includes oil and gas conglomerates that have significant advantages over it

The oil and gas industry is highly competitive. Many companies are engaged in exploring for crude oil and natural gas and acquiring crude oil and natural gas properties, resulting in a high degree of competition for desirable exploratory and producing properties.  The companies with which the Company competes are much larger and have greater financial resources than the Company.

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

As of September 30, 2008, the Company’s major assets were located outside the United States.  Apart from cash maintained in American’ financial institutions, the Company’s primary assets are agreements with DRSTP and the JDA, which provide the ERHC with rights to participate in exploration and production activities in the Gulf of Guinea off the coast of central West Africa.  Production is subject to political risks which is inherent in all foreign operations. The Company’s ability to exploit its interests in this area pursuant to such agreements may be adversely impacted by this circumstance.

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

In addition, to the extent the Company engages in operations and activities outside the United States, it is subject to the Foreign Corrupt Practices Act (the “FCPA”) which, among other restrictions, prohibits U.S. companies and their intermediaries from making payments to foreign officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment, and requires companies to maintain adequate record-keeping and internal accounting practices to accurately reflect their financial and other transactions with foreign officials.  The FCPA applies to companies, individual directors, officers, employees and agents.  The FCPA also applies to foreign companies and persons taking any act in furtherance of such payments while in the United States.  Under the FCPA, U.S. companies may also be held liable for actions taken by strategic or local partners or representatives.

The FCPA imposes civil and criminal penalties for violations of its provisions.  Civil penalties may include fines of up to $500,000 per violation, and equitable remedies such as disgorgement of profits causally connected to the violation (including prejudgment interest on such profits) and injunctive relief.  Criminal penalties for violations of the payments provisions could range up to the greater of $2 million per violation or twice the gross pecuniary gain sought by making the payment, and/or incarceration for up to 5 years per violation.  Moreover, if a director, officer or employee of a company is found to have willfully violated the FCPA books and records provisions, the maximum penalty would be imprisonment for 20 years per violation.  Maximum fines of up to $25 million also may be imposed for willful violations of the books and records provisions by a company.

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

On May 4, 2006, a search warrant issued by the U.S. District Court of the Southern District of Texas, Houston Division, was executed on ERHC seeking various records including, among others, documents, if any, related to correspondence with foreign governmental officials or entities in Săo Tomé and Nigeria.  The search warrant cited, among other things, possible violations of the FCPA, Section 10(b) of the Exchange Act, Rule 10b-5 under the Exchange Act and criminal conspiracy and wire fraud statutes.  ERHC filed suit in federal district court in Texas in June 2006 seeking to protect the Company’s attorney-client privileged documents and to allow its counsel to determine the factual basis for the DOJ’s search warrant affidavit, which is currently under seal.

A related SEC subpoena was issued on May 9, 2006, and a second related subpoena issued on August 29, 2006.  The subpoenas requested from ERHC a range of documents including all documents related to correspondence with foreign governmental officials or entities in Sao Tome and Nigeria, personnel records (specifically, those regarding the Company’s former Chief Financial Officer, Franklin Ihekwoaba) and other corporate records.  The Company has been actively responding to both subpoenas.

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

The investigations by the DOJ, SEC and Senate Subcommittee are continuing.  The Company anticipates that these investigations will be lengthy and does not expect these investigations to be concluded in the immediate future.  If violations are found, the Company may be subject to criminal, civil and/or administrative sanctions, including substantial fines, and the resolution or disposition of these matters could have a material adverse effect on ERHC’s business, prospects, operations, financial condition and cash flow.

These investigations could also result in:

•	third party claims against us, which may include claims for special, indirect, derivative or consequential damages;

•	damage to our business, operations and reputation;

•	loss of, or adverse effect on, cash flow, assets, goodwill, operations and financial condition, business, prospects, profits or commercial value;

•	adverse consequences on our ability to obtain or continue financing for current or future projects; and/or

•	claims by directors, officers, employees, affiliates, advisors, attorneys, agents, debt holders or other interest holders or constituents of ERHC.

•	third party claims against us, which may include claims for special, indirect, derivative or consequential damages;

Continuing negative publicity arising from these investigations could also adversely affect our business and prospects in the commercial market.  In addition, these investigations have resulted in significant expenses to ERHC, including substantial legal fees and the diversion of management’s attention from its operations and other activities.  If the Company incurs costs or losses as a result of these matters, it may not have the liquidity or funds to address those costs or losses, in which case such costs or losses could have a material adverse effect on its business, prospects, operations, financial condition and cash flow.

Through September 30, 2008, ERHC has incurred substantial costs in responding to the investigations by the DOJ, SEC and Senate Subcommittee. Those costs consist primarily of legal fees paid to the Company’s legal counsel, Akin Gump Strauss Hauer & Feld LLP and document reproduction costs. These costs have had a significant negative impact on the Company’s cash flows from operations.  ERHC anticipates the use of even more of its cash reserves to address these ongoing investigations. If continued at current levels this could have a serious negative impact on the Company’s liquidity. Neither management nor and its legal counsel can assess the magnitude of future cash requirements that could result from prolonged investigations or any negative findings that might arise from the investigations. In a worst case scenario, the Company’s cash resources could be exhausted and the Company’s status as a going concern could be brought into question.

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

One shareholder controls approximately 43% of the Company’s outstanding common stock

Chrome Oil Services (“Chrome”) beneficially owns approximately 43% of the Company’s outstanding common stock.  As a result, Chrome has the ability to substantially influence, and may effectively control the outcome of corporate actions that require stockholder approval, including the election of directors.  This concentration of ownership may have the effect of delaying or preventing a future change in control of the Company or a liquidity event.

The Company’s stock price is highly volatile

The Company’s common stock is currently traded on the Over-the-Counter Bulletin Board. The market price of the Company’s common stock has experienced fluctuations that are unrelated to its operating performance.  The market price of the common stock has been highly volatile over the last several years.  The Company can provide no assurance regarding the stock price.

The Company does not currently pay dividends on its common stock and do not anticipate doing so in the future

 The Company has paid no cash dividends on its common stock, and there is no assurance that the Company will achieve sufficient earnings to pay cash dividends on its common stock in the foreseeable future. The Company intends to retain any earnings to fund its operations.

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

The Internal Revenue Service is currently conducting an examination of the Company’s tax returns.

The Internal Revenue Service is currently examining the tax returns for the Company’s 2005 and 2006 tax years.  The Company anticipates that this examination will conclude in the next few months.  If adjustments are required, the Company may be subject to taxes, penalties and interest and these could have a material adverse effect on ERHC’s operations, financial condition and cash flow.

Item 1B.  Unresolved Staff Comments

At September 30, 2008, the Company has outstanding unresolved Securities and Exchange Commission (the “SEC”) staff comments that relate to a comment letter that was originally issued on February 27, 2008 and was followed up with additional comments on May 9, 2008, August 29, 2008 and November 6, 2008. The comment letter relates to the Company’s September 30, 2007 Form 10K and subsequent Forms 10-Q. Company management has responded to all comments and is  seeking approval of its  responses. The remaining unresolved comments relate to:

•	general business disclosures
•	disclosure controls and procedures
•	managements annual report on internal control over financial reporting and related quarterly disclosures in our quarterly reports for the quarters ended March 31, 2008 and June 30, 2008
•	compensation of directors
•	disclosures related to grants of plan-based awards
•	outstanding equity awards at fiscal-year end
•	potential payments upon termination or change of control

The Company does not contest the “SEC” comments and expects that all such comments will be resolved through additional disclosures.

Item 2.  Properties

Substantially all of the Company’s properties are in the form of working interest which represents ERHC’s share of all the hydrocarbon production from the blocks and obligates ERHC to pay a corresponding percentage of the costs of drilling, production and operating the blocks.  These costs in Blocks 2, 3 and 4 are currently being carried by the operators until production, whereupon the operators will recover their costs from production revenues. ERHC has working interests in Blocks 2, 3, 4, 5, 6, and 9 in the offshore Joint Development Zone (JDZ) of Nigeria and the island nation of Sao Tome and Principe and in addition has interests in the territorial waters of Sao Tome and Principe, known as the Exclusive Economic Zone (EEZ).

Joint Development Zone

 ERHC has interests in six of the nine Blocks in the Joint Development Zone (JDZ), a 34,548 sq km area approximately 200 km off the coast of Nigeria and Sao Tome and Principe that is adjacent to several large petroleum discovery areas. ERHC’s rights in the JDZ include:

•	JDZ Block 2: 22.0% Working interest

•	JDZ Block 3: 10.0% Working interest

•	JDZ Block 4: 19.5% Working interest

•	JDZ Block 5: 15.0% Working interest

•	JDZ Block 6: 15.0% Working interest

•	JDZ Block 9: 20.0% Working interest

•	JDZ Block 2: 22.0% Working interest

Sao Tome and Principe Exclusive Economic Zone

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

Corporate Office

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

The Company anticipates that these investigations may be lengthy and does not know when they will conclude.  If violations are found, the Company may be subject to criminal, civil and/or administrative sanctions, including substantial fines, and the resolution or disposition of these matters could have a material adverse effect on ERHC business, prospects, operations, financial condition and cash flows.

Godsonic Negotiations.  In July 2007, ERHC and Godsonic commenced negotiations to have Godsonic relinquish all of its claims to a 9% interest in Block 4.  The parties reached a settlement in August 2007 which resulted in Godsonic’s relinquishment of all claims to the 9% interest in Block 4.

ERHC/Addax Arbitration.  Addax, our consortium partner in JDZ Block 4, claimed entitlement under our existing agreements to 7.2% out of the recovered 9% without the payment of any further consideration to ERHC.   In July 15, 2008, The London Court of International Arbitration (LCIA) confirmed that under the participation agreement between parties no further consideration is payable by Addax Petroleum to ERHC for Addax Petroleum’s 7.2 percent share of the 9 percent. The LCIA also confirmed that ERHC was entitled to the remaining 1.8 percent out of the nine percent.  The combine share of JDZ Block 4 held by ERHC and Addax Petroleum under the Participation Agreement is 60 percent. Following the ruling by the LCIA, ERHC’s share of JDZ Block 4 increased from 17.7 percent to 19.5 percent and Addax Petroleum’s share increased to 40.5 percent.

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

On November 3, 2008, the Company filed a suit at the Federal High Court in Nigeria to prevent any tampering with its rights in JDZ Blocks 5 and 6. The suit comes after the JDA and Joint Ministerial Counsel (JMC) of the Nigeria-Sao Tome and Principe JDZ failed to give a satisfactory response to the Company’s letters seeking clarification on the Company’s rights in JDZ Blocks 5 and 6 following media reports stating that the JMC had approved of the Company’s removal from the Blocks. The Company was awarded a 15 percent working interest in each of the Blocks in a 2005 bid/licensing round conducted by the JDA following the exercise by ERHC of preferential rights in the Blocks as guaranteed by contract and treaty. If the Company fails to prevail in its lawsuit, there could be significant adverse affects on the Company’s future planned operations in JDZ Blocks 5 and 6.

In November 2008, the Company dispatched notices of arbitration for service on the JDA and the governments of Nigeria and Sao Tome & Principe to commence arbitration in London. ERHC wants the London Court of International Arbitration to clarify that ERHC's interests in JDZ Blocks 5 and 6 remain intact.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market and Related Information

ERHC’s common stock is currently traded on the OTC Bulletin Board under the symbol “ERHE.”  The market for the Company’s common stock is unpredictable and highly volatile.  The following table sets forth the closing sales price per share of the common stock for the past three fiscal years.  These prices reflect inter-dealer prices, without retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

Stock Price Highs & Lows

	High	Low
	(per share)
Fiscal Year 2006
First Quarter	$0.41	$0.30
Second Quarter	$0.95	$0.30
Third Quarter	$0.92	$0.40
Fourth Quarter	$0.54	$0.37

Fiscal Year 2007
First Quarter	$0.51	$0.31
Second Quarter	$0.48	$0.33
Third Quarter	$0.42	$0.24
Fourth Quarter	$0.34	$0.20

Fiscal Year 2008
First Quarter	$0.30	$0.19
Second Quarter	$0.54	$0.18
Third Quarter	$0.60	$0.40
Fourth Quarter	$0.42	$0.28

As of November 28, 2008, there were approximately _____ stockholders of record.  The closing price of the common stock as reported on the OTC Bulletin Board on November 28, 2008 was $0.15.  The Company has not paid any dividends during the last two fiscal years and does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

In November 2004, the Board of Directors adopted a 2004 Compensatory Stock Option Plan pursuant to which it reserved 20,000,000 shares for issuance.  This plan was approved at a special meeting of the stockholders of the Company in February 2005.  Under this plan, 7,576,756 shares have been issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	©
Equity compensation plans approved by security holders	1,000,000	$0.43	11,423,244
Equity compensation plans not approved by security holders	-	-	-

Recent Sales of Unregistered Securities

The Company has sold the following unregistered securities:

•
During the second quarter of fiscal 2007, warrants issued in 2003, with an exercise price of $0.20, were exercised on a cashless basis, which exercise resulted in the issuance of an aggregate of 2,949,587 shares of common stock.

•	During the first quarter of fiscal 2008, we issued an aggregate of 300,000 shares of common stock to the Company’s directors for services rendered in 2007.

•
During the fourth quarter of fiscal   2008, an aggregate of 210,000 shares of common stock were due to the Company’s directors for services rendered as more fully disclosed in Item 10, Directors and Executive Officers of the Registrant.

•
During the second quarter of fiscal 2007, warrants issued in 2003, with an exercise price of $0.20, were exercised on a cashless basis, which exercise resulted in the issuance of an aggregate of 2,949,587 shares of common stock.

With respect to the sale of the unregistered securities referenced above, all transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.  No sales commissions were paid in connection with these transactions.

Issuer Purchases of Equity Securities

The Company has not repurchased any of its Common Stock.

Item 6. Selected Financial Data

The selected financial data of the Company presented below as of and for each of the five years in the period ended September 30, 2008, has been derived from the audited financial statements of the Company.  The financial statements as of and for the years ended September 30, 2008, 2007, 2006 and 2005 have been audited by Malone & Bailey, PC, an independent registered public accounting firm.  The financial statements as of and for the year ended September 30, 2004 were audited by another independent registered public accounting firms. The data set forth below should be read in conjunction with the Company’s financial statements, related notes thereto and Management’s Discussion and Analysis of Financial Condition and Plan of Operations, contained elsewhere herein.

	For the Years Ended September 30,
Statements of Operations Data	2008	2007	2006	2005	2004

Operating expenses	$4280143	$4,976,765	$(24,113,494)	$4,652,459	$2,085,426
Interest expense	(1,843)	(1,843)	(2,099)	(1,147,248)	(1,671,759)
Other Income (expense)	1,241,189	1,498,704	1,123,141	278,804	163,797
Loss on extinguishment of debt	-	-	-	(5,749,575	-
Provision for taxes	(30,360)	(1,723,000)	2,063,000	-	-
Net income (loss)	(3,071,157)	(1,756,904)	23,171,536	(11,270,478)	(3,593,388)
Net income (loss) per share – basic and diluted	(0.00)	(0.00)	0.03	(0.02)	(0.01)
Weighted average shares of common stock outstanding	722,182,831	720,966,165	712,063,980	671,164,058	592,603,441

	As of September 30,
Balance Sheets Data	2008	2007	2006	2005	2004

DRSTP Concession fee	$2,839,500	$2,839,500	$2,839,500	$5,679,000	$5,679,000
Total assets	36,880,422	39,854,641	45,878,249	6,720,210	5,728,556
Total liabilities	5,907,960	5,947,982	10,390,126	2,799,011	14,757,208
Shareholders’ equity (deficit)	30,972,462	33,906,659	35,488,123	3,921,199	(9,028,652)

Item 7.  Management’s Discussion and Analysis of Financial Condition and Plan of Operations

Introduction

The following discussion and analysis presents management’s perspective of ours business and, financial condition and its overall performance. This information is intended to provide investors with an understanding of our past performance, current financial condition and outlook for the future. You must read the following discussion of the results of the operations and financial condition of the Company in conjunction with its financial statements, including the notes thereto included in this Form 10-K filing.  The Company’s historical results are not necessarily an indication of trends in operating results for any future period.

Reference is made to “Item 6. Selected Financial Data” and “Item 8. Financial Statements and Supplementary Data.”

Overview of Business

ERHC reports as a development stage enterprise as there are currently no significant operations and no revenue has been generated from business activities.  The Company was incorporated in 1986 as a Colorado corporation, and was engaged in a variety of businesses until 1996, when it began its current operations as an independent oil and gas Company.  The Company’s goal is to maximize its value through exploration and exploitation of oil and gas reserves in the Gulf of Guinea offshore of central West Africa.  The Company’s current focus is to exploit its primary assets, which are rights to working interests in exploration acreage in the JDZ and the EEZ.  The Company has entered into production sharing contracts with upstream oil and gas companies in these JDZ Blocks to assist the Company in exploring and developing its assets in the JDZ.  The technical and operational expertise in conducting exploration and development of these JDZ Blocks will be provided by partner oil and gas companies in exchange for participating in the Company’s interest oil and gas companies.  The Company is also exploring opportunities in other areas of the oil and gas industry

State of Participation Interests

The following represents ERHC’s current rights in the JDZ blocks.

JDZ Block #	ERHC Original Participating Interest (1)	ERHC Joint Bid Participating Interest	Participating Interest(s) Sold	Current ERHC Retained Participating Interest

2	30%	35%	43% (2)	22%
3	20%	5%	15% (3)	10%
4	25%	35%	40.5% (4)	19.5%
5	15%	(5)	(5)	15%
6	15%	(5)	(5)	15%
9	20%	(5)	(5)	20%

(1)	Original Participating Interest granted pursuant to the Option Agreement, dated April 2, 2003, between DRSTP and ERHC (the “2003 Option Agreement”).
(2)	In March 2006, ERHC sold an aggregate 28.67% participating interest to Sinopec and an aggregate 14.33% participating interest to Addax Ltd.
(3)	In February 2006, ERHC sold a 15% participating interest to Addax Sub.
(4)	By a Participation Agreement made in November 2005 and subsequently amended, ERHC sold 40.5 participating interest to Addax.
(5)	No contracts have been entered into as of the date hereof.

Particulars of Participating Agreements

JDZ Block 2 Participation Agreement

Date of Participation Agreement	Parties	Key Terms
2 March 2006	1. Sinopec International Petroleum Exploration and Production Co. Nigeria Ltd
ERHC assigns 28.6% of participating interest to Sinopec International Petroleum Exploration and Production Co Nigeria Ltd (“Sinopec”) and a 14.33% participating interest to Addax Energy Nigeria Limited (“Addax”) leaving ERHC with a 22% participating interest.

	1b. Sinopec International Petroleum and Production Corporation	Consideration from Sinopec to ERHC for the 28.67% interest is $13.6 million.

	2a. Addax Energy Nigeria Limited	Consideration from Addax to ERHC for the 14.33% interest is $6.8 million

	2b. Addax Petroleum Corporation	In addition, Sinopec and Addax to pay all of ERHC’s future costs for petroleum operations in respect of the 22% interest retained by ERHC in Block 2.

3. ERHC Energy Inc
Sinopec and Addax are entitled to 100% of ERHC’s allocation of cost reimbursement  plus up to 50% of ERHC’s allocation of profit oil from revenue generated by the retained interest on Block 2 until Sinopec and Addax recover 100% of the carried costs

JDZ Block 3 Participation Agreement
Date of Participation Agreement	Parties	Key Terms
15 February 2006	1. ERHC Energy Inc	ERHC assigns 15% of participating interest to Addax Petroleum Resources Nigeria Limited (“Addax Sub”) leaving ERHC with a 10% participating interest.
Consideration from Addax Sub to ERHC for the 15% interest is $7.5 million.
	2a. Addax Petroleum Resources Nigeria Limited	In addition, Addax Sub to pay all of ERHC’s future costs for petroleum operations (“the carried costs”) in respect of the 10% interest retained by ERHC (the “retained interest”) in Block 3.

	2b. Addax Petroleum Corporation	Addax Sub is entitled to 100% of ERHC’s future costs in respect of petroleum operations.

Addax is entitled to 100% of ERHC’s allocation of cost reimbursement plus up to 50% of ERHC’s allocation of profit oil until Addax Sub recovers 100% of the carried costs

JDZ Block 4 Participation Agreement
Date	Parties	Key Terms
17 November 2005 (Note)	1. ERHC Energy Inc	ERHC shall assign 33.3% (Note) of participating interest to Addax Petroleum Nigeria (Offshore 2) Limited (“Addax”) (leaving ERHC with a 26.7% participating interest).

	2a. Addax Petroleum Nigeria (Offshore 2) Limited	Consideration from Addax Sub to ERHC for the interest to be acquired by Addax (the “acquired interest”) is fixed at $18 million.

	2b. Addax Petroleum NV	In addition, Addax to pay all of ERHC’s future costs for petroleum operations (“the carried costs”) in respect of ERHC’s retained interest in Block 4.

Addax is entitled to 100% of ERHC’s allocation of cost oil plus up to 50% of ERHC’s allocation of profit oil until Addax recovers 100% of the carried costs

Note – By an Amendment to the Participation Agreement dated February 23 2006, ERHC and Addax amended the Participation Agreement so that the assigned interest to Addax would be changed to 33.3%.  By a second Amendment to the Participation Agreement, entered into on March 14 2006, ERHC and Addax amended the Participation Agreement so that the assigned interest to Addax would be 33.3% and ERHC’s participating interest would be 26.7%.  By a third Amendment to the Participation Agreement dated April 11 2006, ERHC and Addax agreed that if Godsonic, a third party, did not meet financial and other obligations for the transfer of 9% of ERHC’s participating interest to Godsonic (and was foreclosed from all claims to the 9%), ERHC would transfer 7.2% out of the 9% interest to Addax so that Addax’s participating interest would be 40.5% in aggregate and ERHC’s participating interest would be 19.5% in aggregate.  The amount of fresh consideration to accrue from Addax to ERHC for the transfer of the 7.2% is not stated in the third Amendment to the Participation Agreement. On July 15, 2008, The London Court of International Arbitration (LCIA) confirmed that under the participation agreement between parties no further consideration is payable by Addax Petroleum to ERHC for Addax Petroleum’s 7.2 percent share of the 9 percent. ERHC is entitled to the remaining 1.8 percent out of the nine percent.  The combine share of JDZ Block 4 held by ERHC and Addax Petroleum under the Participation Agreement is 60 percent. Following the ruling by the LCIA, ERHC’s share of JDZ Block 4 increased from 17.7 percent to 19.5 percent and Addax Petroleum’s share increased to 40.5 percent.

Current Plans for Income Generation

The Company is currently focused on exploiting its interests in Blocks 2, 3, 4, 5, 6 and 9. However, it has no current income other than interest income from cash investments generated from the sale of participation interests in Blocks 2, 3 and 4 to Sinopec and Addax Ltd. The Company hopes to enter into participation agreements in Blocks 5, 6 and 9, but the timing or likelihood of such transactions cannot be predicted.  The Company believes that the Participation Agreements that it has entered into will be its primary source of future revenue however, we are looking for other investment opportunities.

Critical Accounting Policies

The Company has identified the policies below as critical to its business operations and the understanding of its results of operations.  The impact and any associated risks related to these policies on the Company’s business operations are discussed throughout this section where such policies affect the Company’s reported and expected financial results.  Management’s preparation of this Annual Report on Form 10-K requires it to make estimates and assumptions that affect the reported amount of assets and liabilities, and the disclosure of contingent assets and liabilities.  There is no assurance that actual results will not differ from those estimates and assumptions.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement was effective for and adopted by ERHC beginning the first quarter of fiscal 2008. Its adoption had no significant impact on our financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement classification, accounting for interest and penalties and accounting in interim periods and disclosure. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006.   This statement was effective for and adopted by ERHC beginning the first quarter of fiscal 2008. Its adoption had no significant impact on our financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (SFAS 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132 (c).”  SFAS 158 requires recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. The Company has no defined benefit pension or other post retirement plans and the adoption of SFAS 158 will not have a material impact on our financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (SFAS 159), “The Fair Value Option for Financial Assets & Financial Liabilities – including an amendment of SFAS No. 115.” SFAS 159 will create a fair value option under which an entity may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities on a contract by contract basis, with changes in fair values recognized in earnings as these changes occur. SFAS 159 will become effective for fiscal years beginning after November 15, 2007. We will adopt this new accounting standard on January 1, 2008.  This statement is effective for ERHC beginning the first quarter of fiscal 2009, but the Company does not expect the adoption to have a material impact on our financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) (SFAS 141R), “Business Combinations,” and No. 160 (SFAS 160), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS 141R requires the acquiring entity in a business combination to recognize the assets acquired and liabilities assumed. Further, SFAS 141R also changes the accounting for acquired in-process research and development assets, contingent consideration, partial acquisitions and transaction costs.  Under SFAS 160, all entities are required to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. In addition, transactions between an entity and noncontrolling interests will be treated as equity transactions. SFAS 141R and SFAS 160 will become effective for fiscal years beginning after December 15, 2008. ERHC will adopt these new accounting standards on October 1, 2009, but the Company does not expect the adoption to have a material impact on our financial statements.

Former Operations – Asset Retirement Obligation

The Company has accrued $485,000 as a liability on the balance sheet relating to the estimated costs on plugging and abandonment of certain oil and gas properties in Wichita Falls, Texas.  The Company acquired a lease in oil fields located in Wichita County, Texas, which was subsequently assigned to a former shareholder.  However, in connection with the lease in Wichita County, the Company may remain liable for certain plugging and abandonment costs, estimated to be approximately $485,000.  The Company uses SFAS No. 143 to account for this obligation.  These properties were abandoned and written off during the year ended September 30, 1999 and the Company believes the current liability is fully accrued and represents management’s best estimate of the fair value of the outstanding obligation.

Management reviews this accrual quarterly for any adjustments necessary.  There has been no activity related to this liability in several years however, management believes that the accrual is appropriately conservative at this time.

Results of Operations

Year ended September 30, 2008 Compared to Year Ended September 30, 2007

During fiscal 2008, the Company had general and administrative expenses totaling $4,249,572 compared with $4,954,848 in fiscal 2007. The primary reason for the decrease in general and administrative expenses is a reduction in legal and professional fees due to lower legal expenses in connection with all the governmental agencies investigations of the Company. (See Item 3, Legal Proceedings).

During 2008, the Company had a net loss of $3,071,157, compared to a net loss of $1,756,904 for fiscal 2007.  The primary reason for the increase in net loss is due to the fact that the Company has no remaining tax benefits from utilization of tax losses in 2008 because the Company is in a loss carry forward position. In 2007, the Company generated tax benefits of $1,723,000 from utilization of net operating losses.

During fiscal 2008 and 2007, the Company had no revenues from which cash flows could be generated to support operations.  In fiscal 2008 and 2007, the Company relied primarily upon cash generated from the 2006 sale of interests to fund operations.

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

Year ended September 30, 2006 Compared to Year Ended September 30, 2005

During fiscal 2006, the Company had general and administrative expenses of $5,979,609 compared with $4,645,783 in fiscal 2005.  This increase was primarily attributed to increased legal fees as a result of the Department of Justice and SEC investigations.

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

During fiscal 2006 and 2005, the Company had no revenues from which cash flows could be generated to support operations.  In fiscal 2006, the Company relied primarily upon cash generated from the sale of interests to fund operations and in fiscal 2005 the Company relied on borrowings funded from its line of credit as well as the sale of common stock.

Liquidity and Capital Resources

As of September 30, 2008, the Company had working capital of $28,066,869.  The Company believes that it has sufficient liquidity to meet working capital requirements for fiscal 2008.  .

 Through September 30, 2008, ERHC has incurred substantial costs in responding to the investigations by the DOJ, SEC and Senate Subcommittee. Those costs consist primarily of legal fees paid to the Company’s legal counsel, Akin Gump Strauss Hauer & Feld LLP and document reproduction costs. These costs have had a significant negative impact on the Company’s cash flows from operations.  ERHC anticipates the use of even more of its cash reserves to address these ongoing investigations. If continued at current levels this could have a serious negative impact on the Company’s liquidity. Neither management nor and its legal counsel can assess the magnitude of future cash requirements that could result from prolonged investigations or any negative findings that might arise from the investigations. In a worst case scenario, the Company’s cash resources could be exhausted and the Company’s status as a going concern could be brought into question.

Off-Balance Sheet Arrangements

As of September 30, 2008, the Company does not have any off-balance sheet arrangements.

Contractual Obligations and Commercial Commitments

The following table provides information at September 30, 2008, about the Company’s contractual obligations and commercial commitments.  The table presents contractual obligation by due dates and related contractual commitments by expiration dates.

Contractual Obligations	Total	Less than 1 year	1 – 3 Years	3 – 5 Years	More than 5 Years

Convertible debt (1)	$33,513	$33,513	$-	$-	$-
Operating lease (2)	347,880	107,040	240,840	-	-

Total	$381,393	$140,553	$240,840	$-	$-

(1)	This represents a convertible note to Joseph Charles and Associates. However, the Company has been unable to locate the payee.

(2)	Lease obligations consist of operating lease for office space. Office lease represent non-cancelable leases for office space used in our daily operations.

Contingencies and Legal Matters

For a detailed discussion of contingencies and legal matters, see “Item 3. Legal Proceedings”.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

The Company’s current focus is to exploit its primary assets, which are rights to working interest in the JDZ and EEZ under agreements with the JDA and DRSTP.  The Company intends to continue to form relationships with other oil and gas companies with operational, technical and financial capabilities to assist the Company in leveraging its interests in the EEZ and the JDZ.  The Company currently has no other operations.

At September 30, 2008, all of the Company’s operations were located outside the United States.  The Company’s primary asset are agreements with DRSTP and the JDA, which provide ERHC with rights to participate in exploration and production activities in the Gulf of Guinea off the coast of central West Africa.  This geographic area of interest is controlled by foreign governments that have historically experienced volatility, which is out of management’s control. The Company’s ability to exploit its interests in the agreements in this area may be impacted by this circumstance.

The future success of the Company’s international operations may also be adversely affected by risks associated with international activities, including financial, economic and labor conditions, political instability, risk of war, expropriation, renegotiation or modification of existing contracts, tax laws (including host-country import-export, excise and income taxes and United States taxes on foreign subsidiaries) and changes in the value of the U.S. dollar versus the local currencies in which future oil and gas producing activities may be denominated.  Furthermore, changes in exchange rates may adversely affect the Company’s future results of operations and financial condition.

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

Item 8.  Financial Statements and Supplementary Data

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page(s)

Reports of Independent Public Accounting Firm:

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting as of September 30, 2008	30

Report of Independent Registered Public Accounting Firm on the Financial Statements for the Years ended September 30, 2008 and 2007	31

Consolidated Financial Statements:

Consolidated Balance Sheets as of September 30, 2008 and 2007	32

Consolidated Statements of Operations for the Years Ended September 30, 2008, 2007 and 2006, and for the period from inception, September 5, 1995, to September 30, 2008	33

Consolidated Statements of Shareholders’ Equity (Deficit) for the period from inception, September 5, 1995, to September 30, 2008	34

Consolidated Statements of Cash Flows for the Years Ended September 30, 2008, 2007 and 2006, and for the period from inception, September 5, 1995, to September 30, 2008	46

Notes to Consolidated Financial Statements	48

Financial Statement Schedules:

None

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ERHC Energy Inc.
Houston, Texas

We have audited the internal control of ERHC Energy Inc. over its financial reporting as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, ERHC Energy Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ERHC Energy Inc. as of September 30, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and cash flows for the three years ended September 30, 2008, and our reports dated December 12, 2008 expressed an unqualified opinion on those consolidated financial statements.

Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

December 12, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ERHC Energy Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of ERHC Energy Inc., a corporation in the development stage, as of September 30, 2008 and 2007 and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the three years ended September 30, 2008, 2007 and 2006.  These financial statements are the responsibility of ERHC’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ERHC as of September 30, 2008 and 2007, and the results of its operations and its cash flows for the three years ended September 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of ERHC’s internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control – Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 12, 2008 expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

December 12, 2008

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED BALANCE SHEETS
September 30, 2008 and 2007

	2008	2007

ASSETS

Current assets:
Cash	$31,757,012	$34,721,933
Prepaid expenses and other	199,419	179,955
Deferred tax asset - current	2,018,398	2,048,758

Total current assets	33,974,829	36,950,646

DRSTP concession fee	2,839,500	2,839,500
Furniture and equipment, net	66,093	64,495

Total assets	$36,880,422	$39,854,641

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$5,025,794	$5,183,979
Accounts payable and accrued liabilities, related parties	354,934	238,614
Accrued interest	8,719	6,876
Asset retirement obligation	485,000	485,000
Current portion of convertible debt	33,513	33,513

Total current liabilities	5,907,960	5,947,982

Commitments and contingencies:

Shareholders’ equity:
Preferred stock, par value $0.0001; authorized 10,000,000; none issued and outstanding	-	-
Common stock, par value $0.0001; authorized 950,000,000shares; issued and outstanding 722,238,569 and 721,938,569 at September 30, 2008 and September 30, 2007, respectively	72,224	72,193
Additional paid-in capital	91,964,474	91,827,545
Accumulated deficit	(61,064,236)	(57,993,079)

Total shareholders’ equity	30,972,462	33,906,659

Total liabilities and shareholders’ equity	$36,880,422	$39,854,641

The accompanying notes are an integral part of these financial statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended September 30, 2008, 2007 and 2006 and for the Period
From Inception, September 5, 1995, to September 30, 2008

				Inception to
				September 30,
	2006	2007	2008	2008

Costs and expenses:
General and administrative	$5,979,609	$4,954,848	$4,249,572	$68,342,681
Depreciation and depletion	9,147	21,917	30,571	1,416,501
Gain on sale of partial interest in DRSTP concession	(30,102,250)	-	-	(30,102,250)
Write-offs and abandonments	-	-	-	7,742,128

Total costs and expenses	24,113,494	(4,976,765)	(4,280,143)	(47,399,060)

Other income and (expenses):
Interest income	1,123,141	1,998,704	1,241,189	4,389,528
Gain (loss) from settlements		(500,000)	-	(247,690)
Other income	-	-	-	439,827
Interest expense	(2,099)	(1,843)	(1,843)	(12,126,905)
Loss on extinguishment of debt	-	-	-	(5,749,575)

Total other income and (expenses), net	1,121,042	1,496,861	1,239,346	(13,294,816)

Income (loss) before benefit (provision) for income taxes	25,234,536	(3,479,904)	(3,040,797)	(60,693.876)

Benefit (provision) for income taxes:
Current	(3,023,000)	1,243,000	449,640	(1,330,360)
Deferred	960,000	480,000	(480,000)	960,000

Total benefit (provision) for income taxes	(2,063,000)	1,723,000	(30,360)	(370,360)

Net income (loss)	$23,171,536	$(1,756,904)	$(3,071,157)	$(61,064,236)

Net loss per common share -basic and diluted	$0.03	$(0.00)	$(0.00)

Weighted average number of shares of common shares outstanding:
Basic	712,063,980	720,966,165	722,182,831

Diluted	717,410,403	720,966,165	722,182,831

The accompanying notes are an integral part of these financial statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Period from Inception, September 5, 1995, to September 30, 2008, (Unaudited for the Period from
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

The accompanying notes are an integral part of these financial statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Period from Inception, September 5, 1995, to September 30, 2008, (Unaudited for the Period from
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

The accompanying notes are an integral part of these financial statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Period from Inception, September 5, 1995, to September 30, 2008, (Unaudited for the Period from
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

The accompanying notes are an integral part of these financial statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Period from Inception, September 5, 1995, to September 30, 2008, (Unaudited for the Period from
Inception to September 30, 1998)

			Additional
	Common Stock		Paid-In	Accumulated	Subscription	Deferred
	Shares	Amount	Capital	Deficit	Receivable	Compensation	Total

Balance at September 30, 1998	27,222,053	$2,722	$26,615,597	$(29,224,228)	$-	$(125,000)	$(2,730,909)

Common stock issued for cash	397,040,000	39,704	2,062,296	-	-	-	2,102,000
Common stock issued for services	7,169,000	717	1,034,185	-	-	-	1,034,902
Common stock issued for Uinta settlement	7,780,653	778	2,541,161	-	-	-	2,541,939
Common stock surrendered in BAPCO settlement	(7,744,000)	(774)	(2,709,626)	-	-	-	(2,710,400)
Common stock issued for accounts payable	10,843,917	1,084	769,139		-	-	770,223
Common stock issued for conversion of debt and payment of accrued interest and penalties	31,490,850	3,149	5,998,915	-	-	-	6,002,064
Common stock issued for officers’salary and bonuses	10,580,000	1,058	4,723,942	-	-	-	4,725,000
Common stock issued for shareholder loans and accrued interest payable	3,939,505	394	771,318	-	-	-	771,712

Reclassification of common stock previously presented as a liability	750,000	75	1,499,925	-	-	-	1,500,000
Amortization of deferred compensation	-	-	-	-	-	125,000	125,000
Net loss	-	-	-	(19,727,835)	-	-	(19,727,835)

Balance at September 30, 1999	489,071,978	$48,907	$43,306,852	$(48,952,063)	-	$-	$(5,596,304)

The accompanying notes are an integral part of these financial statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Period from Inception, September 5, 1995, to September 30, 2008, (Unaudited for the Period from
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

The accompanying notes are an integral part of these financial statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Period from Inception, September 5, 1995, to September 30, 2008, (Unaudited for the Period from
Inception to September 30, 1998)

			Additional
	Common Stock		Paid-In	Accumulated	Subscription	Deferred
	Shares	Amount	Capital	Deficit	Receivable	Compensation	Total

Balance at September 30, 2001	533,679,070	$53,368	$45,448,272	$(57,305,753)	$-	$-	$(11,804,113)

Common stock issued for cash net of expenses	4,000,000	400	643,100	-		-	643,500
Common stock issued for services	3,475,000	348	527,652	-	-	-	528,000
Common stock issued for accounts payable	4,407,495	440	817,757	-	-	-	818,197
Common stock issued for con -version of debt and payment of accrued interest and penalties	7,707,456	771	1,540,721	-	-	-	1,541,492
Common stock issued for officer’s salary and bonuses	2,700,000	270	289,730	-	-	-	290,000
Net loss	-	-	-	(4,084,210)	-	-	(4,084,210)

Balance at September 30, 2002	555,969,021	$55,597	$49,267,232	$(61,389,963)	$-	$-	$(12,067,134)

The accompanying notes are an integral part of these financial statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Period from Inception, September 5, 1995, to September 30, 2008, (Unaudited for the Period from
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

The accompanying notes are an integral part of these financial statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Period from Inception, September 5, 1995, to September 30, 2008, (Unaudited for the Period from
Inception to September 30, 1998)

			Additional
	Common Stock		Paid-In	Accumulated	Subscription	Deferred
	Shares	Amount	Capital	Deficit	Receivable	Compensation	Total

Balance at September 30, 2003	584,051,747	$58,405	$53,937,678	$(64,543,845)	$-	$-	$(10,547,762)

Common stock issued for cash, net of expenses	3,231,940	323	974,677	-	-	-	975,000
Common stock issued for accounts payable	1,458,514	146	533,102	-	-	-	533,248
Common stock issued for con -version of debt and payment of accrued interest	11,185,052	1,119	2,236,093	-	-	-	2,237,212
Common stock issued for proceeds received in 2003	1,000,000	100	(100)	-	-	-	-
Beneficial conversion feature associated with the con-vertible line of credit	-	-	1,058,912	-	-	-	1,058,912
Options issued to employee	-	-	765,000	-	-	(765,000)	-
Amortization of deferred compensation	-	-	-	-	-	308,126	308,126
Common stock issued for cash-less exercise of options and/or warrants	247,882	25	(25)	-	-	-	-
Net loss	-	-	-	(3,593,388)	-	-	(3,593,388)

Balance at September 30, 2004	601,175,135	$60,118	$59,505,337	$(68,137,233)	$-	$(456,874)	$(9,028,652)

The accompanying notes are an integral part of these financial statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Period from Inception, September 5, 1995, to September 30, 2008, (Unaudited for the Period from
Inception to September 30, 1998)

			Additional
	Common Stock		Paid-In	Accumulated	Subscription	Deferred
	Shares	Amount	Capital	Deficit	Receivable	Compensation	Total

Balance at September 30, 2004	601,175,135	$60,118	$59,505,337	$(68,137,233)	$-	$(456,874)	$(9,028,652)

Common stock issued for accounts payable	735,000	73	359,716	-	-	-	359,789
Common stock issued for con -version of debt and payment of accrued interest	107,819,727	10,782	22,678,054	-	-	-	22,688,836
Common stock issued in settle-ment of lawsuits	595,000	59	394,391	-	-	-	394,450
Variable accounting for repriced employee stock options	-	-	300,000	-	-	(300,000)	-
Beneficial conversion feature associated with the con-vertible line of credit			347,517				347,517
Amortization of deferred compensation	-	-	-	-	-	449,737	449,737
Common stock issued for cash-less exercise of options and/or warrants	587,364	59	(59)	-	-	-	-
Net loss	-	-	-	(11,270,478)	-		(11,270,478)

Balance at September 30, 2005	710,912,226	$71,091	$83,584,956	$(79,407,711)	$-	$(307,137)	$3,941,199

The accompanying notes are an integral part of these financial statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Period from Inception, September 5, 1995, to September 30, 2008, (Unaudited for the Period from
Inception to September 30, 1998)

			Additional
	Common Stock		Paid-In	Accumulated	Subscription	Deferred
	Shares	Amount	Capital	Deficit	Receivable	Compensation	Total

Balance at September 30, 2005	710,912,226	$71,091	$83,584,956	$(79,407,711)	$-	$(307,137)	$3,941,199

Common stock issued for services	4,665,000	467	1,976,081	-	-	-	1,976,548

Variable accounting for repriced employee stock options	-	-	(60,660)	-	-	-	(60,660)
Issuance of warrants for success fee	-	-	5,154,500	-	-	-	5,154,500
Issuance of options as comp-ensation to consultants	-	-	1,145,000	-	-	-	1,145,000
Common stock issued upon exercise of warrants	800,000	80	159,920	-	-	-	160,000
Amortization of deferred compensation	-	-	(307,137)	-	-	307,137	-
Common stock issued for cash-less exercise of options and/or warrants	2,611,756	261	(261)	-	-	-	-
Net income	-	-	-	23,171,536	-	-	23,171,536

Balance at September 30, 2006	718,988,982	$71,899	$91,652,399	$(56,236,175)	$-	$-	$35,488,123

The accompanying notes are an integral part of these financial statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Period from Inception, September 5, 1995, to September 30, 2008, (Unaudited for the Period from
Inception to September 30, 1998)

			Additional
	Common Stock		Paid-In	Accumulated	Subscription	Deferred
	Shares	Amount	Capital	Deficit	Receivable	Compensation	Total

Balance at September 30, 2006	718,988,982	$71,899	$91,652,399	$(56,236,175)	$-	$-	$35,488,123

Accounting for employee stock options	-	-	175,440	-	-	-	175,440
Common stock issued upon exercise of warrants	2,949,587	294	(294)	-	-	-	-
Net loss	-	-	-	(1,756,904)	-	-	(1,756,904)

Balance at September 30, 2007	721,938,569	$72,193	$91,827,545	$(57,993,079)	$-	$-	$33,906,659

The accompanying notes are an integral part of these financial statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Period from Inception, September 5, 1995, to September 30, 2008, (Unaudited for the Period from
Inception to September 30, 1998)

			Additional
	Common Stock		Paid-In	Accumulated	Subscription	Deferred
	Shares	Amount	Capital	Deficit	Receivable	Compensation	Total

Balance at September 30, 2007	721,938,569	$72,193	$91,827,545	$(57,993,079)	$-	$-	$33,906,659

Common stock issued for director compensation	300,000	31	88,469	-	-	-	88,500
Accounting for employee stock options	-	-	48,460	-	-	-	48,460
Net loss	-	-	-	(3,071,157)	-	-	(3,071,157)

Balance at September 30, 2008	722,238,569	$72,224	$91,964,474	$(61,064,236)	$-	$-	$30,972,462

The accompanying notes are an integral part of these financial statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2008, 2007 and 2006 and for the Period From
Inception, September 5, 1995 to September 30, 2008

				“Unaudited”
				Inception to
				September 30,
	2006	2007	2008	2008

Cash Flows From Operating Activities
Net income (loss)	$23,171,536	$(1,756,904)	$(3,071,157)	$(61,064,236)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and depletion expense	9,147	21,917	30,571	1,416,501
Write-offs and abandonments	-	-	-	7,742,128
Deferred income taxes	(960,000)	(1,088,758)	30,360	(2,018,398)
Compensatory stock options	1,084,340	175,440	48,460	1,308,240
Gain from settlement	-	-	-	(252,310)
Gain on sale of partial interest in DRSTP concession	(30,102,250)	-	-	(30,102,250)
Amortization of beneficial conversion feature associated with convertible debt	-	-	-	2,793,929
Amortization of deferred compensation	-	-	-	1,257,863
Loss on extinguishment of debt	-	-	-	5,682,368
Stock issued for services	-	-	-	20,897,077
Stock issued for settlements	-	-	-	225,989
Stock issued for officer bonuses	-	-	-	5,015,000
Stock issued for interest and penalties on convertible debt	-	-	-	10,631,768
Stock issued for board compensation	1,976,548	-	88,500	2,065,048
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,040,938)	893,077	(19,464)	(199,418)
Accounts payable and other accrued liabilities	(1,210,546)	(1,598,173)	(156,342)	(2,769,238)
Current tax liability	3,013,147	(3,013,147)	-	-
Accrued officers’ salaries	-	-	-	-
Accounts payable and accrued liabilities, related party	(1,995,236)	169,175	116,319	354,933
Accrued interest – related party	-	-	-	-
Accrued retirement obligation	-	-	-	485,000

Net cash used by operating activities	$(6,054,252)	$(6,197,373)	$(2,932,753)	$(36,530,006)

The accompanying notes are an integral part of these financial statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2008, 2007 and 2006 and for the Period From
Inception, September 5, 1995 to September 30, 2008

				“Unaudited”
				Inception to
				September 30,
	2006	2007	2008	2008

Cash Flows From Investing Activities
Release of restricted cash	$-	$-	$-	$-
Purchase of DRSTP concession	-	-	-	(5,679,000)
Proceeds from sale of partial interest in DRSTP concession	45,900,000	-	-	45,900,000
Purchase of furniture and equipment	(3,124)	(71,808)	(32,168)	(909,368)

Net cash provided (used) by investing activities	45,896,876	(71,808)	(32,168)	39,311,632

Cash Flows From Financing Activities:
Proceeds from warrants exercised	160,000	-	-	160,000
Proceeds from common stock, net of expenses
Proceeds from line of credit, related party	-	-	-	2,750,000
Proceeds from non-convertible debt,related party	-	-	-	158,700
Proceeds from convertible debt, related party	-	-	-	8,207,706
Proceeds from sale of convertible debt	-	-	-	9,019,937
Proceeds from bank borrowing	-	-	-	175,000
Proceeds from stockholder loans	-	-	-	1,845,809
Proceeds from stock subscription receivable	-	-	-	913,300
Repayment of shareholder loans	-	-	-	(1,020,607)
Repayment of long-term debt	-	-	-	(189,508)

Net cash provided by financing activities	160,000	-	-	28,975,386

Net increase (decrease) in cash and cash equivalents	40,002,624	(6,269,181)	(2,964,921)	31,757,012

Cash and cash equivalents, beginning of period	988,490	40,991,114	34,721,933	-

Cash and cash equivalents, end of period	$40,991,114	$34,721,933	$31,757,012	$31,757,012

The accompanying notes are an integral part of these financial statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended September 30, 2008, 2007 and 2006 and for the Period From
Inception, September 5, 1995 to September 30, 2008

Note 1 – Summary of Significant Accounting Policies

General Business and Nature of Operations

ERHC Energy Inc. is independent oil and gas company that reports as a development stage enterprise because there are currently no significant operations and no revenue has been generated from business activities.  ERHC was formed in 1986, as a Colorado corporation, and was engaged in a variety of businesses until 1996, when it began its current operations as an independent oil and gas company.  ERHC’s goal is to maximize its value through exploration and exploitation of oil and gas reserves in the Gulf of Guinea offshore of central West Africa.  The Company’s current focus is to exploit its primary assets, which are rights to working interests in exploration acreage in the Joint Development Zone (“JDZ”) between the Democratic Republic of Sao Tome and Principe (“DRSTP”) and the Federal Republic of Nigeria (“FRN”) and in the exclusive territorial waters of Sao Tome (the “Exclusive Economic Zone” or “EEZ”).  The Company has formed relationships with upstream oil and gas companies to assist the Company in exploiting its assets in the JDZ as further described in Note 4.  ERHC currently has no other operations.

Consolidated Financial Statements

The consolidated financial statements include the accounts of ERHC and its wholly owned subsidiaries, after elimination of all significant inter-company accounts and transactions.

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

Reclassification

Certain prior year amounts have been reclassified to confirm with the current year presentation.

Cash equivalents

ERHC considers all highly liquid short-term investments with an original maturity of three months or less, when purchased, to be cash equivalents.

Concentration of risks

ERHC primarily transacts its business with four financial institutions. From time to time the amount on deposit in either one of these institutions may exceed the $250,000 federally insured limit.  The balances are maintained in demand accounts to minimize risk.

ERHC’s focus is to exploit its assets which are agreements with the DRSTP concerning oil and gas exploration in EEZ and with the JDA concerning oil and gas exploration in the JDZ.  ERHC has formed relationships with Sinopec International Petroleum Exploration and Production Corporation Nigeria (“Sinopec”), and Addax Energy Nigeria Limited (“Addax Ltd.”) to assist ERHC in leveraging its interests in the EEZ and the JDZ. ERHC currently has no other operations.

Successful efforts

ERHC uses the successful efforts method of accounting for oil and gas producing activities.  Under this method, acquisition costs for proved and unproved properties are capitalized when incurred.  Exploration costs, including geological and geophysical costs, the costs of carrying and retaining unproved properties and exploratory dry hole drilling costs, are expensed.  Development costs, including the costs to drill and equip development wells and successful exploratory drilling costs to locate proved reserves are capitalized. Exploratory drilling costs are capitalized when incurred pending the determination of whether a well has found proved reserves.  A determination of whether a well has found proved reserves is made shortly after drilling is completed. The determination is based on a process that relies on interpretations of available geologic, geophysic, and engineering data.  If a well is determined to be successful, the capitalized drilling costs will be reclassified as part of the cost of the well.  If a well is determined to be unsuccessful, the capitalized drilling costs will be charged to expense in the period the determination is made.  If an exploratory well requires a major capital expenditure before production can begin, the cost of drilling the exploratory well will continue to be carried as an asset pending determination of whether proved reserves have been found only as long as: i) the well has found a sufficient quantity of reserves to justify its completion as a producing well if the required capital expenditure is made and ii) drilling of the additional exploratory wells is under way or firmly planned for the near future.  If drilling in the area is not under way or firmly planned, or if the well has not found a commercially producible quantity of reserves, the exploratory well is assumed to be impaired, and its costs are charged to expense.

In the absence of a determination as to whether the reserves that have been found can be classified as proved, the costs of drilling such an exploratory well is not carried as an asset for more than one year following completion of drilling.  If, after that year has passed, a determination that proved reserves exist cannot be made, the well is assumed to be impaired, and its costs are charged to expense.  Its costs can, however, continue to be capitalized if sufficient quantities of reserves are discovered in the well to justify its completion as a producing well and sufficient progress is made in assessing the reserves and the well’s economic and operating feasibility.

The impairment of unamortized capital costs is measured at a lease level and is reduced to fair value if it is determined that the sum of expected future net cash flows is less than the net book value. ERHC determines if impairment has occurred through either adverse changes or as a result of the annual review of all fields.

Development costs of proved oil and gas properties, including estimated dismantlement, restoration and abandonment costs and acquisition costs, are depreciated and depleted on a field basis by the units-of-production method using proved developed and proved reserves, respectively. The costs of unproved oil and gas properties are generally combined and impaired over a period that is based on the average holding period for such properties and the Company’s experience of successful drilling.

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

Income taxes

Income taxes are accounted for under the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under this method, the deferred tax assets and liabilities are estimated based upon the difference between the financial statement and tax bases of assets and liabilities using tax rates in effect for the year in which the Company expects the differences to affect taxable income. The tax consequences of most events recognized in the current year’s financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenues, expenses, gains and losses, differences arise between the amount of taxable income and pretax financial income for a year and between the tax bases of assets or liabilities and their reported amounts in the financial statements. Because the Company assumes that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered, which gives rise to a deferred tax asset. The Company must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not likely, the Company must establish a valuation allowance.

The Company estimates the provision for income taxes based on income before income taxes for each tax jurisdiction in which the Company has established operations. The Company does not provide incremental U.S. income taxes on un-remitted foreign earnings taxed at rates less than the U.S. tax rates as such earnings are considered permanently invested.

On October 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures.

Net income (loss) per share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding, after giving effect to potentially dilutive common share equivalents outstanding during the period.  Potentially dilutive common share equivalents are not included in the computation of diluted income (loss) per share if they are anti-dilutive.  Diluted income (loss) per common share is the same as basic for all periods presented because the effect of potentially dilutive common shares arising from outstanding stock warrants and options was anti-dilutive.  For the year ended September 30, 2006, the potentially dilutive common shares from stock options and warrants were 5,346,423.  If all convertible debt instruments, including accrued interest were to be considered, an additional 192,680 common shares for the year ended September 30, 2006 may have been dilutive depending on the results of operations. For the year ended September 30, 2008 and 2007, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

New accounting pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) (SFAS 141R), “Business Combinations,” and No. 160 (SFAS 160), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS 141R requires the acquiring entity in a business combination to recognize the assets acquired and liabilities assumed. Further, SFAS 141R also changes the accounting for acquired in-process research and development assets, contingent consideration, partial acquisitions and transaction costs.  Under SFAS 160, all entities are required to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. In addition, transactions between an entity and noncontrolling interests will be treated as equity transactions. SFAS 141R and SFAS 160 will become effective for fiscal years beginning after December 15, 2008. ERHC will adopt these new accounting standards on October 1, 2009, but the Company does not expect the adoption to have a material impact on our financial statements.

Note 2 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following as of September 30, 2008 and 2007:

	2008	2007

Accounts payable	$222,044	$380,228
Accrued stock payable – success fee	4,803,750	4,803,750

Amount outstanding	$5,025,794	$5,183,978

Note 3 – Revision to Financial Statements

ERHC revised its financial statements to report as a development stage company for the year ended September 30, 2006.  Accordingly, the statements of operations, stockholders’ equity and cash flows include inception to date amounts.  The consolidated statements of stockholders’ equity of the Company for the years ended from inception (September 5, 1995) through September 30, 1998 were audited by other auditors who are no longer members of the Public Company Accounting Oversight Board and whose reports for each of the years ended from inception (September 5, 1995) through September 30, 1998 expressed an unqualified opinion on those statements.

Note 4 – Sao Tome Concession

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

The following represents ERHC’s current rights in the JDZ blocks.

JDZ Block #	ERHC Original Participating Interest (1)	ERHC Joint Bid Participating Interest	Participating Interest(s) Sold	Current ERHC Retained Participating Interest

2	30%	35%	43% (2)	22%
3	20%	5%	15% (3)	10%
4	25%	35%	40.5% (4)	19.5%
5	15%	(5)	(5)	15%
6	15%	(5)	(5)	15%
9	20%	(5)	(5)	20%

(1)	Original Participating Interest granted pursuant to the Option Agreement, dated April 2, 2003, between DRSTP and ERHC (the “2003 Option Agreement”).

(2)	In March 2006, ERHC sold an aggregate 28.67% participating interest to Sinopec and an aggregate 14.33% participating interest to Addax Ltd.

(3)	In February 2006, ERHC sold a 15% participating interest to Addax Sub.

(4)	By a Participation Agreement made in November 2005 and subsequently amended, ERHC sold 40.5% participating interest to Addax.

(5)	No contracts have been entered into as of the date hereof.

This exercise of the Company’s rights was subject to the condition that if no license is awarded or a license is awarded and subsequently withdrawn by the JDA prior to the commencement of operations, ERHC will be entitled to receive its working interest in that block in a future license awarded for the block.

 On March 15, 2006, Godsonic and ERHC (on behalf of the ERHC/Addax consortium) entered into an agreement wherein ERHC agreed to assign 9% of its interest in Block 4 to Godsonic subject to certain stipulated financial and other conditions to be fulfilled by Godsonic. On April 11, 2006, ERHC and Addax by an amendment to the Participation Agreement, agreed that Addax would acquire 7.2% of the 9% interest in the event that Godsonic failed to meet agreed upon conditions and foreclosed from the claims to the 9% interest. This would give Addax a total of 40.5% interest and ERHC 19% in Block 4.

In July 2007, Godsonic failed to meet the stipulated conditions and ERHC reclaimed the 9% interest. Addax claimed entitlement under the existing agreements to 7.2% out of the recovered 9%, without payment of any further consideration to ERHC.  In July 2008, the London Court of International Arbitration (LCIA) confirmed that under the Participation Agreement between the parties no further consideration was payable by Addax Petroleum to ERHC for Addax Petroleum’s 7.2 percent share of the 9 percent.

In February 2006, ERHC sold 15% of its 25% participating interest in Block 3 of the JDZ to Addax Petroleum Resources Nigeria Limited (“Addax Sub”) for $7.5 million which was paid in the second quarter of fiscal 2006. Under the participation agreement between ERHC and Addax Sub, Addax Sub agreed to “carry” all of ERHC’s future costs in respect of petroleum operations in Block 3. Upon production Addax Sub is entitled to 100% of ERHC’s allocation of cost plus up to 50% of ERHC’s allocation of profit until Addax Sub recovers 100% of the costs advanced on behalf of ERHC.

In March 2006, ERHC sold a 28.67% participating interest in Block 2 of the JDZ to Sinopec International Petroleum Exploration and Production Corporation Nigeria (“Sinopec”), and a 14.33% participating interest in Block 2 of the JDZ to Addax Energy Nigeria Limited (“Addax Ltd.”) leaving a 22% participating interest in Block 2 to the Company. In exchange, Sinopec paid ERHC $13.6 million and Addax Ltd. paid ERHC $6.8 million in the second quarter of fiscal 2006. Under the participation agreement among ERHC, Sinopec and Addax Ltd., Sinopec will serve as operator, and Sinopec and Addax Ltd. will pay all of ERHC’s future costs in respect of petroleum operations in Block 2. Sinopec and Addax Ltd. are entitled to 100% of ERHC’s allocation of cost plus up to 50% of ERHC’s allocation of profit until they recover 100% of the costs they advanced on behalf of ERHC and Sinopec is to receive 6% interest on its future costs, up to $35 million, but only to the extent that those interest costs are recoupable out of   production.

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

Note 5 – DRSTP Success Fee

ERHC agreed to pay a $3 million cash success fee ($1.5 million was paid in March 2006 and the remaining $1.5 million was paid in March 2007) to Feltang International Inc., a British Virgin Island company that was responsible for obtaining Sinopec’s participation in Block 2.  ERHC will also issue to Feltang 5,250,000 shares of common stock and warrants to purchase 6,500,000 shares at an exercise price of $0.355 per share.  The common stock was valued at $4,803,750 (included in accounts payable at September 30, 2008, 2007 and 2006) based on the quoted market value of the common stock on the date Sinopec signed the production sharing agreement. The warrants were valued at $5,154,500 based on a valuation using the Black-Scholes Option Pricing Model and the following assumptions; market price of $0.915, strike price of $0.355, volatility of 115%, interest rate of 4.42%, dividend yield of 0% and expected life of 4 years.

Upon sale of the participation interests, ERHC removed the entire cost of the related blocks due to the uncertainty surrounding their unproved interests.

Note 6 – Convertible Debt

At September 30, 2008 and 2007, ERHC had $33,513 and $33,513 of nonaffiliated convertible debt, respectively, and $8,719 and $6,876 accrued but unpaid interest outstanding, respectively.  At September 30, 2008 and 2007, this note was in default and ERHC was unable to locate the investor.  If the outstanding convertible debt were converted using the conversion price of $0.20 per share, ERHC would be required to issue 201,945 shares of common stock based on an outstanding principal amount of $33,513 and accrued interest of $8,719.

Note 7 – Income Taxes

At September 30, 2008, ERHC had a consolidated net operating loss carry-forward (“NOL”) of approximately $2.7 million.

The composition of deferred tax assets and the related tax effects at September 30, 2008 and 2007 are as follows:

	2008	2007

Net operating losses	$1,430,118	$931,241
Income tax receivable	2,018,398	1,568,758
Accrual for asset retirement	164,900	164,900

Total deferred tax assets	3,613,416	2,664,899
Valuation allowance	(1,595,018)	(616,141)

Net deferred tax asset	$2,018,398	$2,048,758

The $2,018,398 deferred tax asset at September 30, 2008, represents a refundable amount of $2,018,398 to be claimed by ERHC because of overpayment made in its 2006 tax return.

The $2,048,758 deferred tax asset at September 30, 2007, represents $480,000 of the minimum NOL carry back claim from losses in 2008 against September 30, 2006 taxable income and a refundable amount of $1,568,758 to be claimed by ERHC because of overpayment made in its 2006 tax return.

The difference between the income tax benefit (provision) in the accompanying statement of operations and the amount that would result if the U.S. federal statutory rate of 34% were applied to pre-tax income (loss) for years ended September 30, 2008, 2007 and 2006, is as follows:

	Years Ended September 30,
	2008	2007	2006

Income tax benefit (provision) at federal statutory rate	$1,033,870	$1,183,167	$(8,579,742)
Gain on sale of assets	-	-	59,243
Change in valuation allowance	(978,877)	1,998,759	19,179,493
Expiration and adjustment of NOL’s	-	(1,364,518)	(12,266,000)
Director’s stock compensation	(24,633)	(30,090)	(44,896)
Consultants stock option expense	-	(59,650)	(368,676)
State income tax	-	-	(9,853)
Penalties	-	(3,621)	(31,771)
Other	-	(1,047)	(798)

Income tax benefit (provision)	$30,360	$1,723,000	$(2,063,000)

In preparing the Company’s consolidated financial statements, the Company assesses the likelihood that its deferred tax assets will be realized from future taxable income. The Company establishes a valuation allowance if it determines that it is more likely than not that some portion of the deferred tax assets will not be realized. Changes in the valuation allowance, when recorded, would be included in its consolidated statements of operations as a provision for (benefit from) income taxes. The Company exercise significant judgment in determining its provisions for income taxes, its deferred tax assets and liabilities and its future taxable income for purposes of assessing its ability to utilize any future tax benefit from its deferred tax assets. During 2007, the Company assessed the need for a valuation allowance against its deferred tax assets. The deferred tax asset valuation allowance was $1,595,018 as of September 30, 2008. The valuation allowance relates to the net operating losses.

At September 30, 2008, the Company has Federal net operating loss carry forward of approximately $4,200,000. The federal loss carry forward expires on various dates through 2028.

FIN 48

On October 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”, which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures.

The Company’s tax return for the year ended September 30, 2006 is currently under audit by the United States Internal Revenue Service (the “IRS”).

The Company is subject to taxation in the United States and various foreign jurisdictions. The Company’s tax years for 2005 through 2008 are subject to examination by the tax authorities. The Company is currently under examination by the Internal Revenue Service for the 2006 tax year. As of September 30, 2008 no audit adjustments have been made. Currently, an estimate of the range of the reasonably possible change in unrecognized tax benefits in the next 12 months cannot be made.

Note 8 – Shareholders’ Equity

Common Stock Issued Upon Exercise of Warrants

During 2007, 5,625,000 warrants were exercised on a cashless basis for 2,949,587 shares of common stock.

During 2006, 3,750,000 warrants were exercised on a cashless basis for 2,611,756 shares of common stock. Also during 2006, 800,000 warrants were exercised at $0.20 per share. ERHC received $160,000.

Common Stock Issued For Services

During the years ended September 30, 2008, 2007 and 2006, ERHC issued 4,965,000 shares of common stock for payment of director services as follows:  (i) 210,000 shares for 2008 services rendered (these shares were not yet issued by the Company as of the year end and fair value of $72,450 has been accrued in accounts payable and accrued liabilities, related parties); (ii) 300,000 shares for 2007 services rendered (these shares were not yet issued by the Company as of the year end and fair value of $88,500 was accrued in accounts payable and accrued liabilities, related parties and reclassified to stockholders’ equity in 2008 upon issuance); and (iii) 325,000 shares for 2006 services rendered (these shares had a fair value of $132,048).

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

During the year ended September 30, 2007, the Company issued 1,000,000 options to purchase common stock of the Company to an employee. These options are for a term of three years, have an exercise price of $0.43 and vest over one year. Fair value of $223,900 was calculated using the Black-Scholes Model. Variables used in the Black-Scholes option-pricing model during the year ended September 30, 2007, include (1) 4.90% discount rate, (2) warrant life is the expected remaining life of the options as of each year end, (3) expected volatility of 75.00%, and (4) zero expected dividends. Option expense of $48,460 and $175,440 was recorded during the years ended September 30, 2008 and 2007, respectively, related to these options.

Warrants/Options

Information regarding warrants/options, their respective changes and their weighted average exercise prices as of and for the fiscal years ended September 30, 2008, 2007 and 2006 are as follows:

			Weighted	Market			Weighted	Exercise
			Average	Price			Average	Price
			Exercise	Intrinc			Exercise	Intrinc
Description	Warrants		Price	Value	Options		Price	Value

Balance at September 30, 2005		15,166,940	$0.37	0		3,000,000	$0.30	0.03

Granted		6,500,000	0.36			-
Exercised	(b)	(800,000)	0.20		(c)	(2,000,000)	0.30
Expired or cancelled.		-	-			(1,000,000)	0.30
				0				0
Balance at September 30, 2006		20,866,940	0.37			-	0.03

Granted		-	-			1,000,000	0.43
Exercised	(a)	(5,625,000)	0.20			-	-
Expired or cancelled.		(1,840,000)	0.50			-	-

Balance at September 30, 2007		13,401,940	0.43	0		1,000,000	0.43	0

Granted		-	-			-	-
Exercised		-	-			-	-
Expired or cancelled.		(1,050,000)	0.75			-	-

Balance at September 30, 2008		12,351,940	0.40	0		1,000,000	0.43	0

Exercisable		12,351,940	0.40			1,000,000	0.43

(a) During 2007, 5,625,000 warrants were exercised on a cashless basis for 2,949,587 shares of common stock.
(b) During 2006, 800,000 warrants were exercised at $0.20 per share and proceeds of $160,000 were received.
(c) During 2006, 2,000,000 options were exercised on a cashless basis for 1,272,727 shares of common stock.

Significant warrant groups outstanding at September 30, 2008, and related weighted average exercise price, exercise price range and weighted average remaining contractual life information are as follows:

				Weighted
		Weighted	Exercise	Average
	Warrants	Average	Price	Contractual
Grant Grouping	Outstanding	Exercise Price	Range	Years

Chrome	2,500,000	$0.25	$0.25	0.27
Common stock purchase	9,731,940	0.41	0.20-0.55	0.13
Other	120,000	3.00	3.00	0.25

Total	12,351,940

Note 9 – Commitments and Contingencies

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

The Company anticipates that these investigations may be lengthy and do not know when they will conclude.  If violations are found, the Company may be subject to criminal, civil and/or administrative sanctions, including substantial fines, and the resolution or disposition of these matters could have a material adverse effect on its business, prospects, operations, financial condition and cash flows.

ERHC/Addax Arbitration.  Addax, our consortium partner in JDZ Block 4, claimed entitlement under our existing agreements to 7.2% out of the recovered 9% interest in Block 4, leaving 1.8% remaining with ERHC. In July 2008, the London Court of International Arbitration (LCIA) confirmed that under the Participation Agreement between the parties in respect of JDZ Block 4, no further consideration is payable by Addax Petroleum to ERHC for Addax Petroleum’s 7.2 percent share of the 9 percent recovered by the ERHC/Addax consortium from Godsonic upon the failure of Godsonic to meet certain financial obligations under which the 9 percent was to have been transferred to Godsonic.

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

JDZ Blocks 5 & 6.  On November 3, 2008, the Company filed a suit in Nigeria to prevent any tampering with its rights in JDZ Blocks 5 and 6. The lawsuit comes after the JDA and the Joint Ministerial Counsel (JMC) of the Nigeria-São Tomé and Príncipe JDZ failed to give a satisfactory response to the Company’s letters seeking clarification on the Company’s rights in JDZ Blocks 5 and 6 following media reports stating that the JMC had approved of the Company’s removal from the Blocks. The Company was awarded a 15 percent working interest in each of the Blocks in a 2005 bid/licensing round conducted by the JDA, following the exercise by ERHC of preferential rights in the Blocks as guaranteed by contract and treaty.  If the Company fails to prevail in its lawsuit, there could be significant adverse affects on the Company’s future planned operations in JDZ Blocks 5 & 6.

In November 2008, the Company dispatched notices of arbitration for service on the JDA and the governments of Nigeria and Sao Tome & Principe to commence arbitration in London. ERHC wants the London Court of International Arbitration to clarify that ERHC's interests in JDZ Blocks 5 and 6 remain intact.

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

Operating Lease

ERHC leases office space at 5444 Westheimer Road, Houston, Texas.  The lease for office space expires December 2011.  The monthly base rent payment is $8,920 for approximately 5,200 square feet.  During the years ended September 30, 2008, 2007 and 2006, ERHC incurred lease expenses of $104,330, $107,124 and $43,992, respectively.  The future remaining annual lease payments under this lease are as follows:

Year Ending September 30,	Amount

2009	$107,040
2010	107,040
2011	107,040
2012	26,760

Note 10 – Related Party Transactions

Mr. Emeka Offor resigned, effective August 12, 2007, as ERHC’s non-executive Chairman of the Board.  As of September 30, 2007, Mr. Offor, through Chrome Oil Services, Ltd. (“Chrome”) and Chrome Energy, LLC (“Chrome Energy”), beneficially owns approximately 43% of the common stock of ERHC.  He has been compensated as a director of the Company as follows:

Year	Cash Compensation	Common Stock Issuances	Value of Common Stock Issuances	Total Compensation
2008	$-	-	$-	$-
2007	38,100	60,000	17,700	55,800
2006	48,900	60,000	24,378	73,278

At September 30, 2007, ERHC owed Chrome Energy, the entity controlled by Mr. Offor, $62,314. This liability was fully paid during the year ended September 30, 2008.

Note 11 – Quarterly Financial Information (Unaudited)

For the Year Ended September 30, 2008

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

General and administrative expenses	$1,018,167	$1,170,240	$828,692	$1,263,044
Interest expense	461	461	460	461
Other income	431,863	322,962	225,079	261,285
Benefit (provision) for income tax	-	-	-	(30,360)
Net loss attributable to common stockholders	(586,765)	(847,739)	(604,073)	(1,032,580)
Basic and diluted earnings per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

For the Year Ended September 30, 2007

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

General and administrative expenses	$1,334,313	$1,181,541	$1,083,539	$1,377,372
Interest expense	461	461	461	460
Other income	543,632	540,495	457,541	457,036
Gain (loss) on settlements	-	-	(500,000	-
Benefit (provision) for income tax	269,000	197,000	539,241	717,759
Net loss attributable to common stockholders	(522,142)	(444,507)	(587,218)	(203,037)
Basic and diluted earnings per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

For the Year Ended September 30, 2006

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

General and administrative expenses	$1,232,792	$1,727,524	$1,459,282	$1,569,158
Gain on sale of partial interest in DRSTP concession fee	-	30,102,250	-	-
Interest expense	461	461	461	716
Other income	4,269	27,399	583,269	508,204
Benefit (provision) for income tax	-	(2,340,000)	300,000	(23,000
Net income ( loss) attributable to common stockholders	(1,228,984)	26,061,664	(621,474)	(1,039,670)
Basic and diluted earnings per share	$(0.00)	$0.04	$(0.00)	$(0.00)

The sum of the individual quarterly basic and diluted loss per share amounts may not agree with year-to-date basis and diluted loss per share amounts as a result of each period’s computation being based on the weighted average number of common shares outstanding during that period.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to ERHC Energy, including its consolidated subsidiaries, is made known to the officers who certify ERHC’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation, ERHC’s principal executive and principal financial officers have concluded that ERHC’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2008 to ensure that the information required to be disclosed by ERHC in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

ERHC’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use, or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, which was completed on November 15, 2008, management concluded that the company’s internal control over financial reporting was effective as of September 30, 2008 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

The effectiveness of ERHC’s internal control over financial reporting as of September 30, 2008 has been audited by Malone & Bailey PC,  an independent registered public accounting firm who audited ERHC’s consolidated financial statements as of and for the year ended September 30, 2008, as stated in their report, which is included under “Item 8. Financial Statements and Supplementary Data.”

Changes in Internal Control Over Financial Reporting

There was no change in ERHC’s internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, ERHC’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item  10.   Directors, Executive Officers and Corporate Governance

The information called for by this Item 10 is incorporated hereby by reference to the definitive Proxy Statement to be filed by ERHC pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934 not later than January 28, 2009.

Item  11.   Executive Compensation

The information called for by this Item 11 is incorporated herein by reference to the definitive Proxy Statement to be filed by ERHC pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934 not later than January 28, 2009.

Item  12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this Item 12 is incorporated herein by reference to the definitive Proxy Statement to be filed by ERHC on pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934 not later than January 28, 2009.

Item  13.   Certain Relationships and Related Transactions, and Director Independence

The information called for by this Item 13 is incorporated herein by reference to the definitive Proxy Statement to be filed by ERHC pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934 not later than January 28, 2009.

Item  14.   Principal Accounting Fees and Services

The information called for by this Item 14 is incorporated herein by reference to the definitive Proxy Statement to be filed by ERHC pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934 not later than January 28, 2009.

PART IV

Item 15.  Exhibits and Financial Statement Schedules and Reports on Form 8-K

(32)	Consolidated Financial Statements and Schedules:

1.	Consolidated Financial Statements: See Index to Consolidated Financial Statements immediately following the signature pages of this report.

2.	Consolidated Financial Statement Schedule: See Index to Consolidated Financial Statements immediately following the signature pages of this report.

3.	The following documents are filed as exhibits to this report:

1.	Consolidated Financial Statements: See Index to Consolidated Financial Statements immediately following the signature pages of this report.

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT
Exhibit 3.1*	Articles of Incorporation
Exhibit 3.2*	Bylaws
Exhibit 4.1*	Specimen Common Stock Certificate.
Exhibit 4.2*	Form of Amended and Restated 12% Convertible Promissory Note, dated effective January 2001.
Exhibit 4.3*	Form of Amended and Restated 5.5% Convertible Promissory Note, dated effective January 2001.
Exhibit 4.4*	20% Convertible Promissory Note, dated January 31, 2001, in favor of Chrome.
Exhibit 4.5*	Term Loan Agreement, dated February 15, 2001, by and between Chrome and ERHC.
Exhibit 4.6*	Senior Secured 10% Exchangeable 10% Convertible Promissory Note, dated January 31, 2001, in favor of Chrome.
Exhibit 4.7*	Form of Warrant entitling Chrome to purchase common stock of the Company, exercise price of $0.40 per share.
Exhibit 10.1*
Option Agreement, dated April 7, 2003, by and between the Company and the Democratic Republic of Sao Tome and Principe (incorporated herein by reference to Exhibit 10.1 of Form 8-K filed April 2, 2003)

Exhibit 10.2*	Management and Administrative Services Agreement by and between Chrome Oil Services, Ltd. And the Company. (Incorporated by reference to Form 10-KSB filed September 24, 2001).
Exhibit 10.4*	Letter Agreement, dated November 29, 2004, by and between the Company and Chrome (incorporated herein by reference to Exhibit 10.1 of Form 8-K filed December 29, 2004).
Exhibit 10.5*	Promissory Note, dated December 15, 2004, made by the Company in favor of Chrome (incorporated herein by reference to Exhibit 10.2 of Form 8-K filed December 29, 2004).
Exhibit 10.6*	Promissory Note, dated December 15, 2004, made by the Company in favor of Chrome (incorporated herein by reference to Exhibit 10.3 of Form 8-K filed December 29, 2004).
Exhibit 10.7*	Employment Agreement with Ali Memon.
Exhibit 10.8*	Audit committee charter
Exhibit 10.9	Employment Agreement with James Ledbetter
Exhibit 10.10	May 21, 2001 Memorandum of Agreement made b/w DRSTP and ERHC
Exhibit 10.11	March 15, 2003 Memorandum of Agreement made b/w DRSTP and ERHC
Exhibit 10.12	April 2, 2003 Option Agreement b/w DRSTP and ERHC
Exhibit 10.13	Administrative Agreement b/w Nigeria/DRSTP and ERHC
Exhibit 10.14	Block 2 Participation Agreement March 2, 2006 b/w ERHC, Addax and Sinopec
Exhibit 10.15	Block 2 Participation Agreement August 11, 2004 b/w ERHC and Pioneer
Exhibit 10.16	Block 3 Participation Agreement February 16, 2006 b/w ERHC and Addax
Exhibit 10.17	Block 4 Participation Agreement November 17, 2005 b/w ERHC and Addax
Exhibit 10.18	Block 4 2nd Amendment to Participation Agreement March 14, 2006
Exhibit 10.19	Block 4 3rd Amendment to Participation Agreement July 14, 2006
Exhibit 10.20	September 2003 WesternGeco Report on the Seismic Interpretation of blocks 1-9
Exhibit 31.1	Certification Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed

SIGNATURES

In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on December 15, 2008 on its behalf by the undersigned, thereunto duly authorized.

ERHC Energy Inc.
By:	//s//Peter Ntephe
Peter Ntephe
Chief Operating Officer & Acting Chief Executive Officer
//s//Sylvan Odobulu
Sylvan Odobulu
Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
//s// Howard Jeter	Director	December 15, 2008
Howard Jeter	Member Audit Committee
//s// Andrew Uzoigwe	Director	December 15, 2008
Andrew Uzoigwe	Member Audit Committee
//s// Clement Nwizubo	Director	December 15, 2008
Clement Nwizubo	Chairman Audit Committee