Form 10-K/A
period 2008-09-30
ERHC Energy Inc
filed 2009-01-28
CIK 799235

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K/A

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2008

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ended: __________________

Commission file number: 000-17325
(Exact name of registrant as specified in its charter)

Colorado	88-0218499
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5444 Westheimer Road, Suite 1440, Houston, Texas	77056
(Address of Principal Executive Office)	(Zip Code)

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

EXPLANATORY NOTE

We filed our Annual Report on Form 10-K for the year ended September 30, 2008 on December 15,  2008 (the “Original Report”). We are filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) solely to disclose Part III Information which was incorporated by reference to the Original Report.  No other changes to the Original Report are included in this Amendment other than to disclose the Part III Information.

 We have made no attempt in this Amendment to modify or update the disclosures presented in the Original Report other than as noted in the previous paragraph. Also, this Amendment does not reflect events occurring after the filing of the Original Report. Accordingly, this Amendment should be read in conjunction with the Original Report and our other filings with the SEC subsequent to the filing of the Original Report.

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

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant; and C orporate Governance

The following are the Directors and Principal Executive Officer of the Company as of November 30, 2008 (1):

Name	Age	Position

Howard Jeter	61	Director
Andrew Uzoigwe	66	Director
Clement Nwizubo	56	Director
Peter C. Ntephe	42	Chief Operating Officer and acting Chief Executive Officer

(1) Nicolae Luca served as Interim Chief Executive Officer from July 2006 to April 2008, when he resigned from the board and from the position of interim Chief Executive Officer.. He served as a Director from February 2001 to April 2008.

Ambassador (rtd.) Howard F. Jeter has served as a Director since April 2005.  Ambassador Jeter retired from the State Department in 2003 after a distinguished 27 year career in the Foreign Service.  He retired with the rank of Career Minister.

Ambassador Jeter served as the United States Ambassador to Nigeria, 2000-2003.  He also served as Deputy Assistant Secretary of State for African Affairs, State Department Director for West Africa, President Clinton's Special Envoy for Liberia, and Ambassador to Botswana, respectively.   Ambassador Jeter was Deputy Chief of Mission and later Charge d’Affaires, ad interim, in Lesotho and Namibia.  He also had multi-year assignments in Tanzania and Mozambique. Ambassador Jeter has lived and worked in Africa for more than 18 years.

Ambassador Jeter was the recipient of numerous awards and commendations, including the Presidential Meritorious Service Award, Superior Honor Awards, and several Performance Awards.  He received the prestigious Bennie Trailblazer Award from Morehouse College and the International Peace and Justice Award from the Rainbow-Push Coalition, led by Reverend Jesse Jackson. Ambassador Jeter is a member of the Council on Foreign Relations, the American Foreign Service Association, and Phi Beta Kappa. He earned his Bachelor of Arts Degree, with Honors, from Morehouse College and Master's Degrees in International Relations/Comparative Politics and African Studies from Columbia University and UCLA respectively.

Following his retirement from the State Department, Ambassador Jeter began a career as an international business consultant, with a special focus on investment and trade promotion with Africa.  In 2006, he was named President and CEO of the Leon H. Sullivan Foundation, a non-governmental organization dedicated to preserving the work and legacy of Reverend Leon H. Sullivan.  Ambassador Jeter retired from the Sullivan Foundation in June, 2008.

Ambassador Jeter chaired the Africa Advisory Group of the U.S. Export-Import Bank, 2006- 2007, and currently serves on the Board of Directors of Africare and the Center for International Affairs at Morehouse College.  In Nigeria, he is an Honorary Board Member of the Anyiam-Osigwe Foundation, the Outreach Foundation, and was recently named to the International Advisory Board of the Ken Nnamani Centre for Leadership and Development. In May 2008, Ambassador Jeter moderated a plenary session at the U.S.-China Forum on Sustainable Energy and Environment in Beijing, co-sponsored by the U.S. Chamber of Commerce Institute for 21st Century Energy.  He also was a member of the New York-based East West Institute’s (EWI) delegation to the second round of the U.S.-China High Level Security Dialogue, co-hosted by the EWI and the China Institute of International Studies.

Andrew Uzoigwe has served as a Director since April 2005.  Dr. Uzoigwe started his career with Dow Chemical Company where he held various senior positions in its Walnut Creek Research Center and in its Specialty Chemicals Facility in Pittsburgh, California. He joined the Nigerian National Petroleum Corporation (NNPC) in 1981. During his tenure at NNPC, Dr. Uzoigwe held several senior technical and management positions including Chief Engineer and Project Coordinator (Petrochemicals), Group General Manager (R&D Division), Managing Director of NNPC’s Refining and Petrochemicals subsidiaries. In 1999 he was appointed the Group Executive Director (Exploration & Production) a position he held until he retired from NNPC in 2002. Dr. Uzoigwe has also served in the Governing Boards of Raw Material Research and Development Council, National Management Agency. He has traveled extensively on numerous professional and official assignments on behalf of NNPC and the Nigerian Government. Dr. Uzoigwe is a Registered Professional Mechanical Engineer and a Registered Professional Chemical Engineer in the State of California. He is a fellow of the Nigerian Society of Chemical Engineers and a Fellow of the Polymer Institute of Nigeria. He has a BSc (Mechanical Engineering) and a Master of Business Administration from University of California at Berkley. He also holds Msc and PhD degrees in Petroleum and Chemical Engineering from Stanford University California.

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

Peter C. Ntephe served as Secretary from February 2001.  In April 2008, he was appointed Chief Operating Officer and acting Chief Executive Officer. From 1987 to 1992, Mr. Ntephe worked with Serena David Dokubo and Company, rising to the Head of the Corporate Legal Services Department.  From 1992 to 1999, he was a partner in the law firm of NSW Law and oversaw the firm’s provision of company secretarial services to corporate clients.  From 1999 to 2001, he was Chief Legislative Aide to the Chairman of the Senate Committee for Judiciary and Legal Matters, National Assembly of Nigeria.  Mr. Ntephe has a Bachelors’ and two Masters Degrees in law, the second Masters being a specialization in regulatory issues from the University of London.  He also has a Master of Science degree from the University of Oxford.  Since 2006, Mr. Ntephe has taught Business Law as part of adjunct faculty in the Business School of the American Intercontinental University, London.

Mr. Ntephe, like all officers, serves at the discretion of the Board of Directors, subject to contract.  There are no family relationships between or among any Executive Officers and Directors.  There are no arrangements or understandings between any Executive Officer or Director and any other person pursuant to which he was or is to be selected as an Executive Officer or Director.

Compensation of Directors

The Company's Directors’ compensation program is designed to enhance the Company's ability to attract and retain highly qualified Directors and to align their interests with the long-term interests of the Company's shareholders. The program consists of both a cash component, designed to compensate independent Directors for their service on the Board and its Committees, and an equity component, designed to align the interests of independent Directors and shareholders.

The number of stock awards granted to each director during the 2008 fiscal year was determined by reference to the director’s cash awards in an equal amount that would yield thirty to fifty percent of total annual compensation to all directors. The Company believes that stock awards will be included as a component of director compensation in future years in total share value similar to awards in fiscal 2008. Stock awards to directors are restricted shares but they include no conditions for vesting.

Cash Compensation - During 2008, the basic annual cash retainer paid to each Director (other than the Board Chairman) was $16,000.   Each Board member is paid a meeting fee of $1,500 per Board meeting attended.

The Chairman of the Audit Committee is paid an annual retainer of $7,500.  The Chairman of the Compensation Committee is paid an annual retainer of $4,250.  The Chairman of the Governance and Nominating Committee is paid an annual retainer of $4,250.  Each member of the Audit Committee is paid an annual retainer of $2,500.  Each member of the Compensation Committee is paid an annual retainer of $2,000.  Each member of the Governance and Nominating Committee is paid an annual retainer of $2,000.  In addition, each Chairman and member of a Committee is paid a meeting fee of $750 per Committee meeting attended.

The following table sets forth information concerning total director compensation during the 2008 fiscal year for each non-employee director:

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards (2)	Non-Equity Incentive Plan Compensation	Change in Pension Value Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Nicolae Luca	$9,500	$10,350	$-	$-	$-	$-	$19,850
Howard Jeter	53,250	20,700	-	-	-	-	73,950
Andrew Uzoigwe	51,000	20,700	-	-	-	-	71,700
Clement Nwizubo	54,500	20,700	-	-	-	-	75,200

(1)
The amounts included in the “Stock Awards” column represent the compensation cost recognized by the Company in 2008 related to non-option awards to directors, computed in accordance with Statement of Financial Accounting Standards No. 123(R), or SFAS No. 123(R). As of September 30, 2008, no non-employee directors had any aggregate outstanding deferred shares.

(2)
The amounts included in the “Option Awards” column represent the compensation cost recognized by the Company in related to stock option awards to directors, computed in accordance with SFAS No. 123(R). There were no stock option awards to directors in 2008.

No table of the grant date fair value of stock option and deferred share awards made to each non-employee director has been included because no stock option or deferred share awards occurred during 2008.

It is expected that the directors will receive compensation in fiscal 2009.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s Directors and Executive Officers, and persons who own beneficially more than ten percent (10%) of the common stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission.  Copies of all filed reports are required to be furnished to the Company.  Based solely on the reports received and the representations of the reporting person, the Company believes that these persons have complied with all applicable filing requirements during the fiscal year ended September 30, 2008.

Corporate Governance

The Board of Directors has adopted a Code of Ethics to govern the conduct of all of the Officers, Directors and employees of the Company.  In addition, the Board has adopted Charters for its Governance and Nominating Committee, Audit Committee and Compensation Committee.  The Code of Ethics and Committee Charters, along with ERHC’s FCPA Policy and Whistleblower Protection Policy, can be accessed on the Company’s website www.erhc.com

Director Independence

The Company’s Board of Directors is required to have a majority of independent directors and has adopted director independence guidelines based upon and as defined in the NASDAQ listing standards. The Company is not listed on NASDAQ and is not subject to the rules of NASDAQ but applies the rules established by NASDAQ to establish director independence.  The Company’s Board of Directors periodically analyzes the independence of each director and has determined that the following directors meet the standards of independence under our Corporate Governance Guidelines and director independence guidelines, including that each member is free of any relationship that would interfere with his or her individual exercise of independent judgment: Messrs. Nwizubo, Jeter and Uzoigwe. No Director is deemed independent unless the Board affirmatively established his/her independence.

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

Item 11.  Executive Comp ensation

Compensation Discussion and Analysis

The following discussion and analysis of compensation arrangements of our named executive officers should be read together with the compensation tables and related disclosures set forth below. This discussion contains forward-looking statements that are based on our current plans, as well as considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt may differ materially from currently planned programs as summarized in this discussion.

Overview

ERHC’s current business activity is to exploit its assets, which are rights to working interests in exploration acreage in the JDZ between the DRSTP and the FRN and in the EEZ.  Our current business plan is based on attracting and retaining a limited group of highly qualified professionals. ERHC had 5 employees at September 30, 2008 and 4 employees at the end of financial year September 30, 2007.

At this time in our development, it is critical to retain and motivate our current employees, as well as attract new talented personnel to the Company, in order to continue to work on the implementation of our business plan. The Company offers a competitive compensation and benefits package to enable us to recruit new employees and retain our current employees. The same benefits are generally available to each of our employees regardless of position.

Compensation Philosophy and Objectives

Our executive compensation program and objectives are based on our need to attract and retain executives with the talent and experience necessary for ERHC to achieve its goal of fully developing its assets. ERHC competes with  large energy companies that have substantially greater resources.  Therefore, the Company  must provide a total compensation package that is sufficiently competitive  to attract and retain the required executive personnel. In determining a total compensation package, the Company does not rely on benchmarking to determine total compensation or any material element of compensation. Because we are a developing company, we sometimes use a combination of equity and cash as a compensation incentive. Our compensation and benefits include:

•	a base salary rate typically targeted at a level that is competitive in our market as determined by the Compensation Committee,
•	other equity awards, including equity grants to new hires to attract talented personnel and occasional grants of options/restricted shares to retain our talented employees, and
•	a comprehensive benefits package.

Since 2004, the equity portion of annual incentives has been paid primarily in restricted Company common stock. The incentive amount is generally converted to shares based on the closing price of the Company’s common stock on the date of grant.

Compensation Consultant

Each year, the Compensation Committee, working with independent compensation experts, evaluates the compensation earned by executive officers to assess if it is reasonable and adequate to retain the services of those executive officers and recommends to the Board of Directors appropriate compensation for the Named Executive Officers.  The Board reviews such recommendations and then adopts compensation for the upcoming year.  As the Company grows, it intends to explore more complex procedures for evaluating and fixing compensation for its executive officers.

Role of Compensation Committee and Executive Officers in Compensation Decisions

The Compensation Committee has the responsibility to review and approve annual compensation, including the competitiveness of the total compensation package, for the Chief Executive Officer, the Technical Vice President and the Chief Financial Officer (collectively, the “Executive Officers”). The Compensation Committee endeavors to provide a compensation package for the Executive Officers that they believe is reasonable and competitive. Generally, the components of compensation provided to our Executive Officers are similar to those provided to our general employee population.

Base salaries, annual incentives and other equity awards for the Executive Officers are based on comparative industry salary produced by compensation consultant hired by the Committee. The Compensation Committee makes the final determination as to base salaries, annual incentives and equity awards for each of the Executive Officers based on Company performance and executive performance and their understanding of the employment market.

2008 Executive Compensation

Base Salaries

Base salaries for our Executive Officers and other employees are designed to be comparable to like positions in the marketplace from where we recruit. These competitive salaries are proposed by the Compensation Committee based on their familiarity with the current market for employees with similar qualifications.

Equity Awards

Overview

We may grant restricted stock, stock options and other equity-based awards to employees, consultants and non-employee directors under our 2004 Plan. As previously mentioned, our annual grants of equity awards are tied to the achievement of our annual performance objectives. Equity awards are also used for new hire incentives. We do not have a formal policy for the timing of granting equity awards but do not time equity awards to increase the economic value of the award to plan participants.

The Board has authorized the Compensation Committee to act on behalf of the Board in granting equity-based awards, including restricted stock and stock options, to eligible employees and consultants (other than Executive Officers).

We do not currently intend to grant stock or stock options except under limited circumstances, including stock awards granted to a director upon his or her initial election to the Board. Under the provisions of the 2004 Plan, stock awards or stock options cannot be granted at an exercise price of less than the closing price of a share of the Company’s common stock as reported on NASDAQ on the date of grant of such stock options. All equity grants to Executive Officers must be approved by the Compensation Committee or a subcommittee thereof. Stock options or stocks granted to members of the Board must be approved by the Compensation Committee.

Retention Plan

In 2006, the Compensation Committee granted stock options to the Technical Vice President in an effort to provide an employment incentive and encourage retention through this crucial stage in our operations. The options vest upon completion of one year of service from the grant date. The exercise price of each of the grants was set at the closing price of the Company’s common stock on the date of grant. The Technical Vice President’s grant consisted of 1,000,000 stock options with an exercise price of $0.43 per share. The closing price of the Company’s common stock on December 18, 2006, the date of this grant, was $0.43.

Perquisites

Perquisites are not provided to our officers.

Benefits

We provide the same level of benefits to all of our employees and Executive Officers.

Accounting and Tax Implications

Our 2004 Plan is designed to grant stock awards that are performance-based compensation expense that is fully deductible for federal income tax purposes. When the awards vest or are otherwise includible in the taxable compensation of the affected executives, we may not be able to recognize current or future tax benefits that may otherwise be available to the Company related to such awards. We began expensing equity awards in 2006 in accordance with FAS 123(R). In general, the accounting rules did not impact the types of equity awards granted to plan participants.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

THE COMPENSATION COMMITTEE

Dr. Andrew Uzoigwe-Chairman
Clement Nwizubo
Ambassador Howard Jeter

SUMMARY COMPENSATION TABLE

The following table sets forth the aggregate compensation awarded to, earned by or paid to the Company’s named executive officers for 2008 and 2007.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	ption Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (2)	All Other Compensation ($)	Total ($)
Nicolae Luca
Interim Chief Executive Officer	2008	—	—	—	—	—	—	—
	2007	—	—	—	—	—	—	—
James Ledbetter
Technical Vice President	2008	230,000	—	—	48,460	—	—	—	278,460
	2007	191,083	—	—	175,440	—	—	—	366,523
Sylvan Odobulu
Controlle	2008	138,900	—	—	—	—	—	—	138,900
	2007	111,018	—	—	—	—	—	—	111,018
Peter Ntephe
Chief Operating Officer and Chief Executive	2008	131,733	—	—	—	—	—	—	131,733
Officer (4)	2007	60,000	—	—	—	—	—	—	60,000
David Bovell	2008	95,000	—	—	—	—	—	—	95,000
Vice President - Corporate Development (5)	2007	—	—	—	—	—	—	—	—

(1)
In connection with service rendered as a member of our board of directors, Mr. Luca was issued 30,000 and 60,000 shares in the years ended September 30, 2008 and 2007, respectively. These shares were valued at $10,350 and $17,700 for the years ended September 30, 2008 and 2007, respectively. These values reflect the dollar amounts recognized for financial statement reporting purposes for the fiscal years ended September 30, 2008 and 2007, in accordance with FAS123(R) of awards made pursuant to the 2004 Plan excluding any reduction in value due to potential service-based forfeitures, and thus may include amounts from awards granted in and prior to 2008. Assumptions used in the calculation of these amounts are included in footnote 8 to the Company's audited financial statements for the fiscal year ended September 30, 2008 included in this Annual Report on Form 10-K. Mr. Luca also received cash compensation of $9,500 and $17,500 for service rendered as a member of our board of directors for the years ended September 30, 2008 and 2007, respectively. Mr. Luca received no additional compensation in his role as interim Chief Executive Officer and his compensation is described in “Compensation of Directors”. Mr. Luca resigned from the board in April 2008.

(2)	ERHC does not provide either a pension plan or a nonqualified deferred compensation plan for any of its employees.

(3)
Mr. Ledbetter was issued 1,000,000 stock options at an exercise price of $0.43 per share on December 18, 2006. The option exercise price is $0.43 per share, the closing price of the Company's common stock on the date of grant. The options vest over a one-year period beginning on the date of grant. Fair value of $22.39 per share or a total of $223,900 was calculated using the Black-Scholes option pricing model. Variables used in this option-pricing model for the year ended September 30, 2007 were (1) 4.90% discount rate, (2) option life is the expected remaining life of the options as of each year end, (3) expected volatility of 75.00%, and (4) zero expected dividends. Option expense of $48,460 and $175,440 was recorded during the years ended September 30, 2008 and 2007, respectively, in accordance with FAS123(R). .

(4)
Mr. Ntephe became COO (and began acting as interim CEO) upon Mr. Luca’s resignation in April 2008. Mr. Ntephe is contracted through ERHC’s  holding company, ERHC Energy Cayman Limited and  will be paid a salary of $236,000 per year for his services as a COO and Interim CEO.

(5)	Mr. Bovell was became VP of Corporate Development on May 1, 2008 and receives a salary of $235,000 per year. Mr. Bovell is contracted through ERHC’s holding company, ERHC Energy Cayman Limited.

GRANTS OF PLAN-BASED AWARDS

The following table sets forth the information about grants made to the Company’s named executive officers in 2008 pursuant to the 2004 Plan.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#) (1)	All Other Option Awards: Number of Securities Underlying Options (#) (2)	Exercise or Base Price of Option Awards ($ / Sh)	Grant Date Fair Value of Stock and Option Awards ($)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Nicolae Luca (3)		—	—	—	—	—	—	—	—	—	—
James Ledbetter		—	—	—	—	—	—	—	—	—	—
Sylvan Odobulu		—	—	—	—	—	—	—	—	—	—
Peter Ntephe		—	—	—	—	—	—	—	—	—	—
David Bovell		—	—	—	—	—	—	—	—	—	—

(1)	The number in this column reflects the rule 144 restricted stock awarded in 2008 pursuant to the 2004 Plan.

(2)
Reflects the dollar amounts recognized for financial statement reporting purposes for the fiscal year ended September 30, 2008 in accordance with FAS123R of awards made pursuant to the 2005 Plan excluding any reduction in value due to potential service-based forfeitures.

(3)
Mr. Lucas was a director serving on an interim basis as Chief Executive Officer. He received no compensation associated with the position of Interim Chief Executive officer and the grant of common stock associated with his service as a director is described in “Compensation of Directors”.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table reflects all outstanding equity awards held by the Company’s named executive officers as of September 30, 2008.

	Option Awards						Stock Awards
Name	Number ofSecurities Underlying Unexercised Options			Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
	Exercisable		Unexercisable
Nicolae Luca	—		—	—	—	—	—	—	—	—
James Ledbetter	1,000,000	(1)	—	—	$0.43	12/18/2008	—	—	—	—
Sylvan Odobulu	—		—	—	—	—	—	—	—	—
Peter Ntephe	—		—	—	—	—	—	—	—	—
David Bovell	—		—	—	—	—	—	—	—	—

(1)	The options were granted on December 18, 2006 and vested upon the completion of one year of service.

OPTION EXERCISES AND STOCK VESTED

The following table reflects the stock options exercised by the Company’s named executive officers during 2008 and their restricted stock that vested during 2008.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Nicolae Luca	—	—	—	—
James Ledbetter	—	—	—	—
Sylvan Odobulu	—	—	—	—
Peter Ntephe	—	—	—	—
David Bovell	—	—	—	—

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

As of September 30, 2008, Company has entered into only one employment or other agreement that includes a change of control severance provisions with an executive officer, including the named executive officers. The Company’s employment agreement with its technical vice president, Mr. Ledbetter, provides that Mr. Ledbetter would be eligible for payments upon any termination without cause prior to expiration of the contract as described below under Employment Contracts.

Employment Contracts

The Company neither had an employment agreement with Mr. Luca nor does it pay him a salary for his services as Interim Chief Executive Officer. The Company has a twenty-four month employment agreement with its Technical Vice President, Mr. Jim Ledbetter with a term that expires on December 18, 2008 but includes an extension provision that at any time before the expiration of the primary term the agreement that it may be renewed upon mutual agreement on the same terms and conditions contained in the current agreement herein or on such other terms and conditions as the Company and Mr. Ledbetter mutually agree. The agreement provides that Mr. Ledbetter’s status as an employee of the Company terminates immediately and automatically upon the earliest to occur of: (i) his death or "Disability", (ii) his discharge by the Company "For Cause", (iii) his termination by the Company by notice or, (iv) the expiration, without renewal, of the employment term.  Termination of Mr. Ledbetter’s employment agreement with cause results in the Company having no further responsibility under the agreement. For termination without cause for reasons of bankruptcy, insolvency, dissolution or liquidation of the Company, the Company is obligated to Mr. Ledbetter for payment of all amounts due during the remaining term of his agreement in either a lump sum or in the current monthly amounts for the remaining term together with all unpaid benefits awarded or accrued up to the date of termination. If Mr. Ledbetter is terminated without cause for other reasons, he is entitled to one to six months compensation depending on the time he has spent with the Company.

Mr. Ledbetter’s agreement provides for a base salary of $19,167 per month, a reasonable monthly vehicle allowance as, approved by the Board at the Board's discretion, reimbursement of authorized general business and travel expenses, a relocation allowance of up to $10,000, five weeks of paid vacation annually and incentive compensation in the form of an option to purchase 1,000,000 shares at an exercise price of $0.43 per share.

 Mr. Ntephe, was paid annual compensation of $60,000, in the form of consultancy fees for his services as Secretary until April 2008.   Mr. Ntephe became COO (and began acting as interim CEO) upon Mr. Luca’s resignation in April 2008. Mr. Ntephe is contracted in that capacity through ERHC’s holding company, ERHC Energy Cayman Limited and will be paid a salary of $236,000 per year for his services.

Mr. David Bovell became Vice President Corporate Development from May 1 2008.  Mr. Bovell is contracted in that capacity through EHRC’s holding company, ERHC Energy Cayman Limited and will be paid a salary of $235,000 per year for his services.

Securities Authorized for Issuance Under Equity Compensation Plans

In November 2004, the Board of Directors adopted a 2004 Compensatory Stock Option Plan pursuant to which it reserved 20,000,000 shares for issuance.  This plan was approved at a special meeting of the stockholders of the Company in February 2005.  Under this plan, 7,576,756 shares have been issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	I
Equity compensation plans approved by security holders	1,000,000	$0.43	11,423,244
Equity compensation plans not approved by security holders	-	-	-

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

Item 12.  Security Ownership of Certain Beneficial Owners and Mana gement and Related Stockholder Matters

The following table and notes thereto set forth certain information regarding beneficial ownership of the common stock as of November 30, 2008 by (i) each person known by the Company to beneficially own more than five percent of the common stock, (ii) each Director, (iii) each named Executive Officer and (iv) all Directors and Officers of the Company as a group.  As of November 30, 2008, there were 722,238,550 shares of common stock issued and outstanding.   Beneficial ownership is determined in accordance with rules of the SEC and generally includes voting or dispositive power with respect to such shares.

Name and Address	Shares of common stock Beneficially Owned		Percentage Of Voting Power

Principal Shareholders
Chrome Oil Services LTD	202,785,727	(1)	28.1%
c/o No 22 Lobito, Wuse II
Abuja, Nigeria

Chrome Energy, LLC	103,305,706	(2)	14.3%
c/o No 22 Lobito Crescent, Wuse II,
Abuja, Nigeria.

First Atlantic Bank	60,641,821		8.4%
4/6 Adetokunboh Ademola Street
Victoria Island, Lagos
Sir Emeka Offor	310,296,433	(1)(2)	43.0%

Directors and Named Executive Officer
Nicolae Luca(3)	235,000		*
Andrew Uzoigwe(3)	265,000		*
Howard Jeter(3)	265,000		*
Clement Nwizubo(3)	205,000		*
Peter Ntephe(3)	388,889		*

All directors and named exectuvie officer as a group (5 persons)	1,358,889		.1%

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

Item 13. Certain Relationships and Re lated Transactions

Review, Approval Or Ratification Of Transactions With Related Persons

The Audit Committee of the Company is responsible for review, approving or ratifying related party transactions, including any related-party transaction that the Company would be required to disclose pursuant to Item 404 of Regulation S-K promulgated pursuant to the rules and regulations of the SEC.

Policy

The Audit Committee, which consists solely of independent Directors, must review all “Related Person Transactions” as defined by Item 404 of Regulation S-K of the rules promulgated by the SEC. The Audit Committee will approve a Related Person Transaction only if it determines that the Related Person Transaction is consistent with the business interests of the Company. In considering the Related Person Transaction, the Committee will consider all relevant factors, including as applicable: (i) the Company’s business rationale for entering into the Related Person Transaction; (ii) whether the Related Person Transaction is on terms comparable to those available to third parties, or in the case of employment relationships, to employees generally; (iii) the potential for the Related Person Transaction to lead to an actual or apparent conflict of interest and any safeguards imposed to prevent such actual or apparent conflicts; and (iv) the overall fairness of the Related Person Transaction to the Company.

Procedure

Directors and executive officers are responsible for bringing a potential Related Person Transaction to the attention of the Chair of the Audit Committee.

Transactions in 2008

None

Item 14.  Principal Accounting Fees and Services

Aggregate fees for professional services rendered by Malone & Bailey, PC for the fiscal years ended September 30, 2008 and 2007, were as follows:

	2007	2008

Audit fee	$92,125	$109,303
Audit-related fees	$5,200	$3,750
Tax fees	$8,341	$29,328
All other fees		$-
______________

Audit fees for the fiscal years ended September 30, 2008 and 2007 represent the aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of financial statements included in its quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Tax fees for the fiscal year ended September 30, 2008 and 2007, represents the aggregate fees billed for professional services rendered for tax compliance, tax advice, and tax planning.

All other fees for the fiscal year ended September 30, 2008 and 2007, represents the aggregate fees billed for products and services provided by the Company’s audit professionals other than the services reported in the other categories.  All other fees generally relate to fees assessed for corporate tax restructuring and other general corporate tax related matters.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee on an annual basis reviews audit and non-audit services performed by the independent auditor.  All audit and non-audit services are pre-approved by the Audit Committee, which considers, among other things, the possible effect of the performance of such services on the auditors’ independence.  The Audit Committee has considered the role of Malone & Bailey in providing services to us for the fiscal year ended September 30, 2008 and has concluded that such services are compatible with Malone & Bailey’s independence as the Company’s auditors.

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