Form 10-Q
period 2008-12-31
ERHC Energy Inc
filed 2009-02-09
CIK 799235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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
Yes  ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes☐   No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares of common stock, par value $0.0001 per share, outstanding as of January 31, 2009 was 722,238,550

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

These types of statements and other forward-looking statements inherently are subject to a variety of assumptions, risks and uncertainties that could cause actual results, levels of activity, performance or achievements to differ materially from those expected, projected or expressed in forward-looking statements.  These risks and uncertainties include, among others, the following:

•	general economic and business conditions;
•	worldwide demand for oil and natural gas;
•	changes in foreign and domestic oil and gas exploration, development and production activity;
•	oil and natural gas price fluctuations and related market expectations;
•	termination, renegotiation or modification of existing contracts;
•	the ability of the Organization of Petroleum Exporting Countries, commonly called OPEC, to set and maintain production levels and pricing, and the level of production in non-OPEC countries;
•	policies of the various governments regarding exploration and development of oil and gas reserves;
•	advances in exploration and development technology;
•	the political environment of oil-producing regions;
•	political instability in the Democratic Republic of Sao Tome and Principe and the Federal Republic of Nigeria;
•	casualty losses;
•	competition;
•	changes in foreign, political, social and economic conditions;
•	risks of international operations, compliance with foreign laws and taxation policies and expropriation or nationalization of equipment and assets;
•	risks of potential contractual liabilities;
•	foreign exchange and currency fluctuations and regulations, and the inability to repatriate income or capital;
•	risks of war, military operations, other armed hostilities, terrorist acts and embargoes;

•	regulatory initiatives and compliance with governmental regulations;
•	compliance with environmental laws and regulations
•	compliance with tax laws and regulations;
•	customer preferences;
•	effects of litigation and governmental proceedings;
•	cost, availability and adequacy of insurance;
•	adequacy of the Company’s sources of liquidity;
•	labor conditions and the availability of qualified personnel; and
•	various other matters, many of which are beyond the Company’s control.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED BALANCE SHEETS
December 31, 2008 and September 30, 2008
	December 31,	September 30,
	2008	2008

ASSETS

Current assets:
Cash	$31,157,563	$31,757,012
Prepaid expenses and other	137,797	199,419
Deferred tax asset - current	2,018,398	2,018,398

Total current assets	33,313,758	33,974,829

DRSTP concession fee	2,839,500	2,839,500
Furniture and equipment, net	59,804	66,093

Total assets	$36,213,062	$36,880,422

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$4,914,230	$5,025,794
Accounts payable and accrued liabilities, related parties	227,784	354,934
Accrued interest	9,180	8,719
Asset retirement obligation	485,000	485,000
Current portion of convertible debt	33,513	33,513

Total current liabilities	5,669,707	5,907,960

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $0.0001; authorized 10,000,000; none issued and outstanding	-	-
Common stock, par value $0.0001; authorized 950,000,000shares; issued and outstanding 722,238,569	72,224	72,224
Additional paid-in capital	91,964,474	91,964,474
Deficit accumulated during the development stage	(61,493,343)	(61,064,236)

Total shareholders’ equity	30,543,355	30,972,462

Total liabilities and shareholders' equity	$36,213,062	$36,880,422

The accompanying notes are an integral part of the consolidated financial statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended December 31, 2008 and 2007 and for the Period
From Inception, September 5, 1995, to December 31, 2008
	Three Months Ended December 31,		Inception to December 31,
	2007	2008	2008

Costs and expenses:
General and administrative	$1,011,447	$701,566	$69,044,247
Depreciation and depletion	6,720	8,615	1,425,116
Gain on sale of partial interest in DRSTP concession	-	-	(30,102,250)
Write-offs and abandonments	-	-	7,742,128

Total costs and expenses	(1,018,167)	(710,181)	(48,109,241)

Other income and (expenses):
Interest income	431,863	281,535	4,671,062
Loss from settlements	-	-	(247,690)
Other income	-	-	439,827
Interest expense	(461)	(461)	(12,127,366)
Loss on extinguishment of debt	-	-	(5,749,575)

Total other income	431,402	281,074	(13,013,742)

Income (loss) before benefit (provision) for income taxes	(586,765)	(429,107)	(61,122,983)

Benefit (provision) for income taxes:
Current	480,000	-	(1,330,360)
Deferred	(480,000)	-	960,000

Total provision for income taxes	-	-	(370,360)

Net loss	$(586,765)	$(429,107)	$(61,493,343)

Net loss per common share -Basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares of common shares outstanding:Basic and diluted	722,016,830	722,238,550

The accompanying notes are an integral part of the consolidated financial statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended December 31, 2008 and 2007 and for the Period From
Inception, September 5, 1995 to December 31, 2008
	Three Months Ended December 31,		Inception to December 31,
	2007	2008	2008

Cash Flows From Operating Activities
Net income (loss)	$(586,765)	$(429,107)	$(61,493,343)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and depletion expense	6,721	8,616	1,425,117
Write-offs and abandonments	-	-	7,742,128
Deferred income taxes	-	-	(2,018,398)
Compensatory stock options	48,460	-	1,308,240
Gain from settlement	-	-	(252,310)
Gain on sale of partial interest in DRSTP concession	-	-	(30,102,250)
Amortization of beneficial conversion feature associated with convertible debt	-	-	2,793,929
Amortization of deferred compensation	-	-	1,257,863
Loss on extinguishment of debt	-	-	5,682,368
Stock issued for services	-	-	20,897,077
Stock issued for settlements	-	-	225,989
Stock issued for officer bonuses	-	-	5,015,000
Stock issued for interest and penalties on convertible debt	-	-	10,631,768
Stock issued for board compensation	-	-	2,065,048
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	11,468	61,621	(137,797)
Accounts payable and other accrued liabilities	(183,970)	(111,102)	(2,880,340)
Accrued officers' salaries	-	-	-
Accounts payable and accrued liabilities, related party	(47,650)	(127,150)	227,783
Accrued interest - related party	-	-	-
Accrued retirement obligation	-	-	485,000

Net cash used by operating activities	(751,736)	(597,122)	(37,127,128)

The accompanying notes are an integral part of these consolidated financial statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended December 31, 2008 and 2007 and for the Period From
Inception, September 5, 1995 to December 31, 2008
	Three Months Ended December 31,		Inception to December 31,
	2007	2008	2008

Cash Flows From Investing Activities
Release of restricted cash	$-	$-	$-
Purchase of DRSTP concession	-	-	(5,679,000)
Proceeeds from sale of partial interest in DRSTP concession	-	-	45,900,000
Purchase of furniture and equipment	-	(2,327)	(911,695)

Net cash provided (used) by investing activities	-	(2,327)	39,309,305

Cash Flows From Financing Activities:
Proceeds from warrants exercised	-	-	160,000
Proceeds from common stock, net of expenses	-	-	6,955,049
Proceeds from line of credit, related party	-	-	2,750,000
Proceeds from non-convertible debt,related party	-	-	158,700
Proceeds from convertible debt, related party	-	-	8,207,706
Proceeds from sale of convertible debt	-	-	9,019,937
Proceeds from bank borrowing	-	-	175,000
Proceeds from stockholder loans	-	-	1,845,809
Proceeds from stock subscription receivable	-	-	913,300
Repayment of shareholder loans	-	-	(1,020,607)
Repayment of long-term debt	-	-	(189,508)

Net cash provided by financing activities	-	-	28,975,386

Net increase (decrease) in cash and cash equivalents	(751,736)	(599,449)	31,157,563

Cash and cash equivalents, beginning of period	34,721,933	31,757,012	-

Cash and cash equivalents, end of period	$33,970,197	$31,157,563	$31,157,563

The accompanying notes are an integral part of the consolidated financial statements

ERHC ENERGY INC.
(A CORPORATION IN THE DEVELOPMENT STAGE)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation and Business Organization

The consolidated financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods on a basis consistent with the annual audited financial statements.  All such adjustments are of a normal recurring nature.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year.  Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although ERHC Energy Inc. (“ERHC” or the “Company”) believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

Note 2 – Fair Value of Financial Instruments

The Company adopted SFAS No. 157 as of October 1, 2008, to measure the fair value of certain of its financial assets required to be measured on a recurring basis. Under SFAS No. 157, based on the observability of the inputs used in the valuation techniques, the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•
Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Interest income on cash and cash equivalents is recognized as earned on the accrual basis.

Note 3 - Sao Tome Concession

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

The following represents ERHC’s current rights in the JDZ blocks.

JDZ Block #	ERHC Original Participating Interest(1)	ERHC Joint Bid Participating Interest	Participating Interest(s) Sold	Current ERHC Retained Participating Interest

2	30%	35%	43% (2)	22%
3	20%	5%	15% (3)	10%
4	25%	35%	40.5% (4)(6)	19.5%(6)
5	15%	(5)	(5)	15%
6	15%	(5)	(5)	15%
9	20%	(5)	(5)	20%

(1)	Original Participating Interest granted pursuant to the Option Agreement, dated April 2, 2003, between DRSTP and ERHC (the “2003 Option Agreement”).

(2)	In March 2006, ERHC sold an aggregate 28.67% participating interest to Sinopec and an aggregate 14.33% participating interest to Addax Ltd.

(3)	In February 2006, ERHC sold a 15% participating interest to Addax Sub.

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

Sinopec and Addax are entitled to 100% of ERHC’s allocation of cost oil plus up to 50% of ERHC’s allocation of profit oil from the retained interest on Block 2 until Sinopec and Addax Sub recover 100% of ERHC’s  carried costs.

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

(Note)
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

Note 4 – Income Taxes

At December 31, 2008, the Company had a consolidated net operating loss carry-forward (“NOL”) of approximately $4,500,000 expiring through 2027. The NOLs are subject to certain limitations under the Internal Revenue Code of 1986, as amended, including Section 382 of the Tax Reform Act of 1986. During the fiscal year ended September 30, 2006, the Company recognized a significant gain on the sale of various participation interests. This gain utilized a substantial portion of the Company’s NOLs and such NOLs were adjusted to remove losses limited under Section 382.

The composition of deferred tax assets and the related tax effects at December 31, 2008 and September 30, 2007 are as follows:

	December 31, 2008	September 30, 2008

Net operating losses	$1,536,014	$1,430,118
Deferred tax asset	2.018,398	2,018,398
Accrual for asset retirement	164,900	164,900

Total deferred tax assets	3,719,312	3,613,416
Valuation allowance	(1,740,914)	(1,595,018)

Net deferred tax assets	$2,018,398	$2,018,398

The difference between the income tax benefit (provision) in the accompanying consolidated statements of operations and the amount that would result if the U.S. federal statutory rate of 34% were applied to pre-tax income (loss) for the three months ended December 31, 2008 and 2007, is as follows:

	Three Months Ended December 31,
	2007	2008

Benefit at federal statutory rate	$199,500	$145,896
Non-deductible stock based compensation	(16,476)	-
Change in valuation allowance	(183,024)	(145,896)

Provision for income taxes	$-	$-

In preparing the Company’s consolidated financial statements, the Company assesses the likelihood that its deferred tax assets will be realized from future taxable income. The Company establishes a valuation allowance if it determines that it is more likely than not that some portion of the deferred tax assets will not be realized. Changes in the valuation allowance, when recorded, would be included in its consolidated statements of operations as a provision for (benefit from) income taxes. The Company exercise significant judgment in determining its provisions for income taxes, its deferred tax assets and liabilities and its future taxable income for purposes of assessing its ability to utilize any future tax benefit from its deferred tax assets. During 2008, the Company assessed the need for a valuation allowance against its deferred tax assets. The deferred tax asset valuation allowance was $1,740,914 at December 31, 2008. The valuation allowance relates to the net operating losses.

At December 31, 2008, the Company has a Federal net operating loss carry forward of approximately $4,500,000. The federal loss carry forward expires on various dates through 2027.

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

Note 5 – Commitments and Contingencies

Subpoenas:

On May 4, 2006, a Federal court search warrant initiated by the United States Department of Justice ("DOJ") was executed on the Company.  The ("DOJ") sought various records including, among other matters, documents, if any, related to correspondence with foreign governmental officials or entities in Sao Tome and Nigeria.  Related United States Securities and Exchange Commission ("SEC") subpoenas issued on May 9, 2006 and August 29, 2006 also requested a range of documents. ERHC continues to interface with both the DOJ and SEC investigators to respond to the SEC subpoenas and any additional requests for information from the DOJ or SEC.

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

Current Business Operations

ERHC’s operations are currently concentrated in the Gulf of Guinea, off the coast of central West Africa. ERHC believes this region has the possibility of significant oil reserves and has worked to realize the value of the assets it has acquired in this region.  The Company’s current operations include those below, details of which can be found at the link:http://www.erhc.com/en/cms/?169

JDZ - ERHC has interests in six of the nine Blocks in the JDZ, a 34,548 square kilometer area approximately 200 kilometers off the coastline of Nigeria and Săo Tomé & Principe that is adjacent to several large petroleum discovery areas.

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

Operations in JDZ Block 4

ERHC’s consortium partner Addax Petroleum is the operator of JDZ Block 4. WesternGeco’s interpretation of seismic data indicates significant recoverable reserves in JDZ Block 4.  However even when properly interpreted, seismic data and visualization techniques are not conclusive in determining if hydrocarbon are present in economically producible amounts. Addax has secured Joint Development Authority approval to explore the Kina Prospect. Drilling equipment has been ordered. Earlier in 2007, Addax and Sinopec jointly entered into an agreement with a subsidiary of Aban Offshore Limited for the provision of the  deepwater drillship, the Aban Abraham, which has recently been refurbished and upgraded in Singapore and is currently enroute to the Gulf of Guinea. At the end of its contractual obligations to another partnership, the Aban Abraham will be transferred to Addax and Sinopec, which is currently expected towards the end of 2009.

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

Operations in JDZ Block 2

ERHC’s consortium partner Sinopec Corp. is the operator in JDZ Block 2. WesternGeco’s interpretation of seismic data indicates significant recoverable reserves in JDZ Block 2.  However even when properly interpreted, seismic data and visualization techniques are not conclusive in determining if hydrocarbon are present in economically producible amounts. The Joint Development Authority has approved drilling at the Tome Prospect. In 2007, Sinopec and Addax jointly entered into an agreement with a subsidiary of Aban Offshore Limited for the provision of the Aban Abraham deepwater drillship, which has recently been refurbished and upgraded in Singapore and is currently enroute to the Gulf of Guinea. At the end of its contractual obligations to another partnership, the Aban Abraham will be transferred to Addax and Sinopec, which is currently expected towards the end of 2009.

Background of the JDZ

In the spring of 2001, the governments of Săo Tomé & Principe and Nigeria reached an agreement over a long-standing maritime border dispute. Under the terms of the agreement, the two established the Joint Development Zone to govern commercial activities within the disputed boundaries. The JDZ is administered by a Joint Development Authority (JDA) which oversees all future exploration and development activities in the JDZ. The remaining claimed territorial waters of Săo Tomé & Principe are known as the Exclusive Economic Zone (EEZ). Revenues derived from the JDZ will be shared 60/40 between the governments of Nigeria and Săo Tomé & Principe, respectively.

Background of the EEZ

The government of Săo Tomé & Principe has awarded ERHC rights to participate in exploration and production activities in Săo Tomé & Principe’s Exclusive Economic Zone (EEZ). ERHC’s rights include the following:

•	The right to receive up to two blocks of ERHC’s choice; and
•	The option to acquire up to a 15 percent paid working interest in another two blocks of ERHC’s choice.

ERHC would be responsible for its proportionate share of exploration and exploitation costs in the EEZ blocks.

The EEZ describes territorial waters of Săo Tomé that encompasses an area of approximately 160,000 square km. It is measured from claimed archipelagic baselines — territorial sea: 12 nautical miles, exclusive economic zone: 200 nautical miles. It is the largest in the Gulf of Guinea. Ocean water depths around the two islands exceed 5,000 feet, depths that have only become feasible for oil production over the past few years; however, oil and gas are produced in the neighboring countries of Nigeria, Equatorial Guinea, Gabon and Congo.  The African coast is less than 400 nautical miles offshore, which means the exclusive economic zones of the concerned countries overlap.

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

With regard to drilling in the JDZ, the Joint Development Authority (JDA), which was set up by the governments of Nigeria and São Tomé & Príncipe to administer the JDZ, has approved the budgets for JDZ Blocks 2, 3 and 4 in which ERHC has interests. The JDA also has approved well locations in two of those Blocks.  The Aban Abraham deepwater drill ship has been jointly contracted by the operators in JDZ Blocks 2 and 4, Sinopec and Addax Petroleum, On December 17, 2008 ERHC received confirmation that the Aban Abraham deepwater drill ship has departed the Sembawang Shipyard in Singapore and is on its way to Cape Town, South Africa onward to West Africa.  ERHC continues to support Addax’s efforts to secure a drilling rig of opportunity to avert delay or at least mitigate its impact with respect to drilling schedules.

ERHC is continuing to assess the feasibility of acquisition prospects to diversify its asset portfolio.

Leadership Change

Effective January 1, 2009, the Company announced the appointment of Daniel Gralla to manage ERHC’s technical functions on a part-time basis as Vice President Technical. The change comes in conjunction with the expiration of Jim Ledbetter’s contract of employment.  Jim Ledbetter was ERHC's Vice President Technical from December 2006 to December 2008.

Results of Operations

Three Months Ended December 31, 2008 Compared with Three Months Ended December 31, 2007

During the three months ended December 31, 2008, the Company had a net loss of $429,107 compared with a net loss of $586,765 for the three months ended December 31, 2007.   Interest income decreased from $431,863 in the three months ended December 31, 2007 to $281,535 in the three months ended December 31, 2008, due to a decline in the significant cash balance maintained by the Company following the sale of the participation interests in 2006 and due to a general decline in interest rates.  General and administrative expenses decreased from $1,011,447 in the three months ended December 31, 2007 to $701,566 in the three months ended December 31, 2008 due to normal changes in operating expenses. See “Legal Proceedings” in Item 1 of Part II of this report.

Liquidity and Capital Resources

As of December 31, 2008, the Company had $31,157,563 in cash and cash equivalents and short-term investments and positive working capital of $27,644,051.  Management believes that this cash position should be sufficient to support the Company’s working capital requirements for more than 12 months.

Off-Balance Sheet Arrangements

At December 31, 2008, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on its financial condition or results of operations.

Debt Financing Arrangements

At December 31, 2008, the Company had short-term debt of $33,513 bearing interest at 5.5% per year payable to an individual. The Company had other current liabilities of $5,636,194 including related party liabilities of $227,784 due to primarily, certain officers and key employees and the Company’s board of directors for directors’ fees.. Included in current liabilities is also a $4,803,750 liability to Feltang International Inc. that will be satisfied upon issuance of 5,250,000 shares of common stock.

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

At December 31, 2008, all of the Company's operations were located outside the United States.  The Company’s primary asset are agreements with DRSTP and the JDA, which provide ERHC with rights to participate in exploration and production activities in the Gulf of Guinea off the coast of central West Africa.  This geographic area of interest is controlled by foreign governments that have historically experienced volatility, which is out of management’s control. The Company’s ability to exploit its interests in the agreements in this area may be impacted by this circumstance.

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

The Company holds no derivative financial or commodity instruments, nor does it engage in any foreign currency denominated transactions.

Item 4. Controls and Procedures

The Company’s Chief Operating Officer and Acting Chief Executive Officer and Principal Accounting Officer participated in an evaluation by management of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31,  2008.  Based on their participation in that evaluation, the Company’s Chief Executive Officer and Principal Accounting Officer concluded that as of December 31, 2008, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure under the Exchange Act. Our officers also concluded at December 31, 2008 that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

DOJ, SEC and U.S. Senate Committee Subpoenas

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

JDZ Blocks 5 & 6

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

Item 1A. Risk Factors

The Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (“2007 Annual Report”), as modified by its Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2007 (“First Quarterly Report”), its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008 (“Second Quarterly Report”)  and this Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008 (“Second Quarterly Report”), includes a detailed discussion of certain material risk factors facing the Company.  The information presented below describes updates and additions to such risk factors and should be read in conjunction with the risk factors and information disclosed in ERHC’s 2007 Annual Report, First Quarterly Report, Second Quarterly Report and Third Quarterly Report.  References to “ERHC,” “we,” “us” or “our” mean ERHC Energy Inc., a Colorado corporation and, unless expressly stated or the context otherwise requires, its wholly owned subsidiary.

The risk factor in the First Quarterly Report captioned “Our Operations Are Located Outside of the United States Which Subjects Us to Risks Associated with International Activities.” is amended and restated in its entirety as follows:

Our Operations Are Located Outside of the United States Which Subjects Us to Risks Associated with International Activities.

At December 31, 2008, all of our operations were located outside the United States.  Our only assets are agreements with DRSTP and the JDA, which provide ERHC with rights to participate in exploration and production activities in the Gulf of Guinea off the coast of central West Africa.  This geographic area of interest is controlled by foreign governments that have historically experienced volatility, which is out of management’s control. Our ability to exploit our interests in this area pursuant to such agreements may be adversely impacted by this circumstance.

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

ERHC Energy Inc.

Name	Title	Date

/s/ Peter Ntephe	Chief Operating Officer , Acting President and	February 9, 2009
Peter Ntephe	Acting Chief Executive Officer

/s/ Sylvan Odobulu	Controller (Principal Accounting Officer)	February 9, 2009
Sylvan Odobulu

EXHIBIT INDEX

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2*	Rule 13a-14(a) Certification of the Principal Accounting Officer

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Principal Accounting Officer

* Filed or furnished herewith.