Form 10-Q
period 2009-03-31
ERHC Energy Inc
filed 2009-05-11
CIK 799235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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
Yes☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares of common stock, par value $0.0001 per share, outstanding as of April 30, 2009 was 722,688,550

ERHC ENERGY INC.

Part I. Financial Information		Page

Item 1.	Financial Statements

	Unaudited Consolidated Balance Sheets at March 31, 2009 and September 30, 2008	5

	Unaudited Consolidated Statements of Operations for the Three Months and Six Months Ended March 31, 2009 and 2008, and for the period from inception, September 5, 1995, to March 31, 2009	6

	Unaudited Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2009 and 2008, and for the period from inception, September 5, 1995, to March 31, 2009	7

	Notes to Unaudited Consolidated Financial Statements	9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

Item 4.	Controls and Procedures	21

Part II. Other Information

Item 1.	Legal Proceedings	22

Item 6.	Exhibits	23

	Signatures	24

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED BALANCE SHEETS
March 31, 2009 and September 30, 2008

	March 31,	September 30,
	2009	2008

ASSETS

Current assets:
Cash & cash equivalent	$25,051,043	$26,581,069
Short-Term Investment	-	5,175,943
Prepaid expenses and other	307,873	199,419
Deferred tax asset - current	2,018,398	2,018,398

Total current assets	27,377,314	33,974,829

DRSTP concession fee	2,839,500	2,839,500
Long-term investment	5,292,897
Furniture and equipment, net	51,189	66,093

Total assets	$35,560,900	$36,880,422

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$4,888,273	$5,025,794
Accrued board compensation	53,312	164,101
Accrued officer and consultant compensation	246,287	190,833
Accrued interest	9,640	8,719
Asset retirement obligation	485,000	485,000
Current portion of convertible debt	33,513	33,513

Total current liabilities	5,716,025	5,907,960

Commitments and contingencies:

Shareholders' equity:
Preferred stock, par value $0.0001; authorized 10,000,000; none issued and outstanding	-	-
Common stock, par value $0.0001; authorized 950,000,000shares; issued and outstanding 722,688,550 and 722,238,569
Shares issued and outstanding at March 31, 2009 and September 30, 2008, respectively	72,269	72,224
Additional paid-in capital	92,070,479	91,964,474
Accumulated deficit	(62,297,873)	(61,064,236)

Total shareholders’ equity	29,844,875	30,972,462

Total liabilities and shareholders' equity	$35,560,900	$36,880,422

The accompanying notes are an integral part of the consolidated condensed financial statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended March 31, 2009 and 2008 and for the Period
From Inception, September 5, 1995, to March 31, 2009

					Inception to
	Three Months Ended March 31,		Six Months Ended March 31,		March 31,
	2008	2009	2008	2009	2009

Costs and expenses:
General and administrative	$1,163,172	$926,098	$2,174,619	$1,627,662	$69,970,343
Depreciation and depletion	7,068	8,616	13,788	17,231	1,433,732
Gain on sale of partial interest in DRSTP concession	-	-	-	-	(30,102,250)
Write-offs and abandonments	-	-	-	-	7,742,128

Total costs and expenses	(1,170,240)	(943,714)	(2,188,407)	(1,644,893)	(49,043,953)

Other income and (expenses):
Interest income	322,962	130,640	754,825	412,175	4,801,705
Loss from settlements	-	-	-	-	(247,690)
Other income	-	-	-	-	439,827
Interest expense	(461)	(461)	(922)	(922)	(12,127,827)
Loss on extinguishment of debt	-	-	-	-	(5,749,575)

Total other income and (expense)	322,501	130,179	753,903	411,253	(12,883,560)

Income (loss) before benefit (provision) for income taxes	(847,739)	(804,535)	(1,434,504)	(1,233,640)	(61,927,513)

Benefit (provision) for income taxes:
Current	-	-	480,000	-	(1,330,360)
Deferred	-	-	(480,000)	-	960,000

Total provision for income taxes	-	-	-	-	(370,360)

Net loss	$(847,739)	$(804,535)	$(1,434,504)	$(1,233,640)	$(62,297,873)

Net loss per common share -Basic and diluted	$0.00	$0.00	$0.00	$0.00

Weighted average number of shares of common shares outstanding- Basic and diluted	722,238,569	722,578,569	722,127,094	722,406,701

The accompanying notes are an integral part of the consolidated financial statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended March 31, 2009 and 2008 and for the Period From
Inception, September 5, 1995 to March 31, 2009

			Inception to
	Six Months Ended March 31,		March 31,
	2008	2009	2009

Cash Flows From Operating Activities
Net loss	$(1,434,504)	$(1,233,640)	$(62,297,873)
Adjustments to reconcile net
Income (loss) to net cash used by operating activities:
Depreciation and depletion expense	13,788	17,231	1,433,732
Write-offs and abandonments	-	-	7,742,128
Deferred income taxes	480,000	-	(2,018,398)
Compensatory stock options	48,460	-	1,308,240
Gain from settlement	-	-	(252,310)
Gain on sale of partial interest in DRSTP concession	-	-	(30,102,250)
Amortization of beneficial conversion feature associated with convertible debt	-	-	2,793,929
Amortization of deferred compensation	-	-	1,257,863
Loss on extinguishment of debt	-	-	5,682,368
Stock issued for services	-	-	20,897,077
Stock issued for settlements	-	-	225,989
Stock issued for officer bonuses	-	-	5,015,000
Stock issued for interest and penalties on convertible debt	-	-	10,631,768
Stock issued for board compensation	-	33,600	2,098,649
Investment income	-	(116,954)	(292,897)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(87,711)	(108,451)	(307,869)
Income tax refundable	(480,000)	-	-
Accounts payable and other accrued liabilities	(54,641)	(64,150)	(2,833,392)
Accrued officers' salaries	-	-	-
Accounts payable and accrued liabilities, related party	(139,214)	(55,335)	299,600
Accrued interest - related party	-	-	-
Accrued retirement obligation	-	-	485,000

Net cash used by operating activities	(1,653,822)	(1,527,699)	(38,233,646)

The accompanying notes are an integral part of these consolidated financial statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended March 31, 2009 and 2008 and for the Period From
Inception, September 5, 1995 to March 31, 2009

			Inception to
	Six Months Ended March 31,		March 31,
	2008	2009	2009

Cash Flows From Investing Activities
Cash restricted as long-term investment	-	-	(5,000,000)
Purchase of DRSTP concession	-	-	(5,679,000)
Proceeds from sale of partial interest in DRSTP concession	-	-	45,900,000
Purchase of furniture and equipment	(30,954)	(2,327)	(911,697)

Net cash provided (used) by investing activities	(30,954)	(2,327)	34,309,303

Cash Flows From Financing Activities:
Proceeds from warrants exercised	-	-	160,000
Proceeds from common stock, net of expenses	-	-	6,955,049
Proceeds from line of credit, related party	-	-	2,750,000
Proceeds from non-convertible debt, related party	-	-	158,700
Proceeds from convertible debt, related party	-	-	8,207,706
Proceeds from sale of convertible debt	-	-	9,019,937
Proceeds from bank borrowing	-	-	175,000
Proceeds from stockholder loans	-	-	1,845,809
Proceeds from stock subscription receivable	-	-	913,300
Repayment of shareholder loans	-	-	(1,020,607)
Repayment of long-term debt	-	-	(189,508)

Net cash provided by financing activities	-	-	28,975,386

Net increase (decrease) in cash and cash equivalents	(1,684,776)	(1,530,026)	25,051,043

Cash and cash equivalents, beginning of period	34,721,933	26,581,069	-

Cash and cash equivalents, end of period	$33,037,157	$25,051,043	$25,051,043

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

The Company holds cash deposits in various domestic and international banks. In February 2009, certain restrictions were placed on one such bank where the company has investments in certificates of deposit. Management has ceased accruing interest on the balances. The amounts, totaling $5,292,896 have been reclassified as non-current assets in the Level 3 category under FAS 157. Management cannot currently determine the level of impairment of its investments in such bank or the range of loss, if any, which might occur.

Note 3 - Sao Tome Concession

In April 2003, the Company and the Democratic Republic of Sao Tome and Principe (“DRSTP”) entered into an Option Agreement (the “2003 Option Agreement”) in which the Company relinquished certain financial interests in the JDZ in exchange for exploration rights in the JDZ.  The Company additionally entered into an administration agreement with the Nigeria-Sao Tome and Principe Joint Development Authority (“JDA”).  The administration agreement is the formal agreement by the JDA that it will fully implement ERHC’s preferential rights to working interests in the JDZ acreage as set forth in the 2003 Option Agreement and describes certain procedures regarding the exercising of these rights.  ERHC retained under a previous agreement the following rights to participate in exploration and production activities in the Sao Tome and Principe Exclusive Economic Zone (“EEZ”) subject to certain restrictions:  (a) the right to receive up to two blocks of ERHC’s choice and (b) the option to acquire up to a 15% paid working interest in up to two blocks of ERHC’s choice in the EEZ.  The Company would be responsible for its proportionate share of exploration and exploitation costs in the EEZ blocks.

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

(Note)
By an Amendment to the Participation Agreement dated February 23 2006, ERHC and Addax amended the Participation Agreement so that the assigned interest to Addax would be changed to 33.3%.  By a second Amendment to the Participation Agreement, entered into on March 14 2006, ERHC and Addax amended the Participation Agreement so that the assigned interest to Addax would be 33.3% and ERHC’s participating interest would be 26.7%.  By a third Amendment to the Participation Agreement dated April 11 2006, ERHC and Addax agreed that if Godsonic, a third party, did not meet financial and other obligations for the transfer of 9% of ERHC’s participating interest to Godsonic (and was foreclosed from all claims to the 9%), ERHC would transfer 7.2% out of the 9% interest to Addax so that Addax’s participating interest would be 40.5% in aggregate and ERHC’s participating interest would be 19.5% in aggregate.  The amount of fresh consideration to accrue from Addax to ERHC for the transfer of the 7.2% is not stated in the third Amendment to the Participation Agreement.  On July 15, 2008, The London Court of International Arbitration (LCIA) confirmed that under the Participation Agreement between parties no further consideration is payable by Addax Petroleum to ERHC for Addax Petroleum’s 7.2% share of the 9%.   Following the ruling by the LCIA, ERHC’s share of JDZ Block 4 increased from 17.7 percent to 19.5%. The combined share of JDZ Block 4 held by ERHC and Addax Petroleum under the Participation Agreement is 60%.

Note 4 – Income Taxes

At March 31, 2009, the Company had a consolidated net operating loss carry-forward (“NOL”) of approximately $4,500,000 expiring through 2029. The NOLs are subject to certain limitations under the Internal Revenue Code of 1986, as amended, including Section 382 of the Tax Reform Act of 1986. During the fiscal year ended September 30, 2006, the Company recognized a significant gain on the sale of various participation interests. This gain utilized a substantial portion of the Company’s NOLs and such NOLs were adjusted to remove losses limited under Section 382.

The composition of deferred tax assets and the related tax effects at March 31, 2009 and September 30, 2008 are as follows:

	March 31, 2009	September 30, 2008

Net operating losses	$1,849,555	$1,430,118
Deferred tax asset	2,018,398	2,018,398
Accrual for asset retirement	164,900	164,900

Total deferred tax assets	4,032,853	3,613,416
Valuation allowance	(2,014,455)	(1,595,018)

Net deferred tax assets	$2,018,398	$2,018,398

The difference between the income tax benefit (provision) in the accompanying consolidated statements of operations and the amount that would result if the U.S. federal statutory rate of 34% were applied to pre-tax income (loss) for the three and six months ended March 31, 2009 and 2008, is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2009	2008	2009

Benefit at federal statutory rate	$288,231	$273,541	$487,731	$419,437
Non-deductible stock based compensation	(16,476)	-	(16,476)	-
Change in valuation allowance	(271,755)	(273,541)	(471,255)	(419,437)

Provision for income taxes	$-	$-	$-	$-

In preparing the Company’s consolidated financial statements, the Company assesses the likelihood that its deferred tax assets will be realized from future taxable income. The Company establishes a valuation allowance if it determines that it is more likely than not that some portion of the deferred tax assets will not be realized. Changes in the valuation allowance, when recorded, would be included in its consolidated statements of operations as a provision for (benefit from) income taxes. The Company exercises significant judgment in determining its provisions for income taxes, its deferred tax assets and liabilities and its future taxable income for purposes of assessing its ability to utilize any future tax benefit from its deferred tax assets. During 2008, the Company assessed the need for a valuation allowance against its deferred tax assets. The deferred tax asset valuation allowance was $2,014,455 as of March 31, 2009. The valuation allowance relates to the net operating losses.

As of March 31, 2009, the Company has a Federal net operating loss carry forward of approximately $5,400,000. The federal loss carry forward expires on various dates through 2029.

FIN 48

On October 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” ,  which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures.

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

ERHC’s attorneys, Akin Gump Strauss Hauer & Feld LLP, are assisting ERHC in responding to the subpoenas.

JDZ Blocks 5 & 6.

On November 3, 2008, the Company filed a suit in Nigeria to prevent any tampering with its rights in JDZ Blocks 5 and 6. The lawsuit comes after the JDA and the Joint Ministerial Council (JMC) of the Nigeria-Săo Tomé and Príncipe JDZ failed to give a satisfactory response to the Company’s letters seeking clarification on the Company’s rights in JDZ Blocks 5 and 6 following media reports stating that the JMC had approved of the Company’s removal from the Blocks. The Company was awarded a 15% working interest in each of the Blocks in a 2005 bid/licensing round conducted by the JDA, following the exercise by ERHC of preferential rights in the Blocks as guaranteed by contract and treaty.  If the Company fails to prevail in its lawsuit, there could be significant adverse affects on the Company’s future planned operations in JDZ Blocks 5 and 6.

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

Current Business Operations

ERHC’s operations are currently concentrated in the Gulf of Guinea, off the coast of central West Africa. ERHC believes this region has the possibility of significant oil and gas reserves and has worked to realize the value of the assets it has acquired in this region.  The Company’s current operations include those below, details of which can be found at the link http://www.erhc.com/en/cms/?169.

JDZ - ERHC has interests in six of the nine Blocks in the JDZ, a 34,548 square kilometer area approximately 200 kilometers off the coastline of Nigeria and Săo Tomé & Principe that is adjacent to several large petroleum discovery areas.

EEZ - The government of Săo Tomé & Principe has awarded ERHC rights to participate in exploration and production activities in the EEZ, which encompasses an area of approximately 160,000 square kilometers.    These rights were granted in a May 21, 2001 Memorandum of Agreement made between the DRSTP and the Company. The Company’s rights in the EEZ expire on October 1, 2024 or, if the company has a producing working interest in any Block(s) at October 1, 2024, the Company’s rights extend in such Block(s), as long as the Block(s) remains in production.

With regard to drilling in the JDZ, the Joint Development Authority (JDA), which was set up by the governments of Nigeria and Sāo Tomé & Principe to administer the JDZ, has approved the budgets for the JDZ Blocks 2, 3, and 4 in which ERHC has interests. The JDA also has approved well locations in two of those Blocks. The Aban Abraham deepwater drill ship was originally jointly contracted by the operators in JDZ Blocks 2 and 4, Sinopec and Addax Petroleum. However delays have continued to attend the Aban Abraham through the second quarter of 2009. Accordingly, Addax has signed a contract for the Pathfinder deepwater drill ship with the intention of replacing the contract for the Aban Abraham.

Operations in the JDZ

ERHC has interests in six of the nine Blocks in the JDZ, as follows:

•	JDZ Block 2: 22.0% Working interest percentage

•	JDZ Block 3: 10.0% Working interest percentage

•	JDZ Block 4: 19.5% Working interest percentage

•	JDZ Block 5: 15.0% Working interest percentage

•	JDZ Block 6: 15.0% Working interest percentage

•	JDZ Block 9: 20.0% Working interest percentage

The working interest represents ERHC’s share of all the hydrocarbons production from the blocks and obligates ERHC to pay a corresponding percentage of the costs of drilling, production and operating the blocks. These costs in blocks 2, 3 and 4 are currently being carried by the operators, up to the production point, whereupon the operators will recover their costs from the production revenues.

In early 2008, Addax Petroleum, an experienced exploration and production company that has participation agreements with ERHC in JDZ Blocks 2, 3 and 4, and is the operator of JDZ Block 4 publicly disclosed seismic images and maps showcasing the prospectivity of its JDZ interests.  This seismic was compiled by Geco-Prakla (now WesternGeco) in 1999 when WesternGeco shot a 2D seismic survey of approximately 5,900km covering the major part of the JDZ. Interpretation carried out by WesternGeco has led to the identification of 56 prospective structures within Blocks 1 to 9 in the JDZ, of which 17 were defined as prospects and 39 as leads. WesternGeco used reservoir parameters similar to those known from nearby fields in Nigeria and Equatorial Guinea. Combined recoverable reserves potential of the 17 prospects was estimated by WesternGeco. The scope of the WesternGeco report was to interpret and map seismic data, highlight prospectivity, and calculate volumetrics. .  However whatever the interpretation given, seismic data and visualization techniques are not conclusive in determining if hydrocarbons are present in economically producible amounts.

In February 2009, an independent engineering firm Netherland Sewell and Associates, Inc. (“NSA”) completed an independent assessment of the Company’s unrisked and risked prospective resources in three of the six Joint Development Zone (JDZ) Blocks in which the Company has interests. The NSA report examines oil prospects in JDZ Blocks 2, 3 and 4 and the findings are presented in “Analysis of Risked and Unrisked Resources” on page 20 of this Quarterly Report.

The estimate of "recoverable reserves potential" based on WesternGeco's report, which interpreted and mapped seismic data, highlighted prospectivity and calculated volumetrics, was not based on any attempt to comply with the SEC definition of reserves and, accordingly the estimate of recoverable reserves potential is not presented. ERHC Energy has access to the data compiled by WesternGeco under the terms of a data use license with WesternGeco. .

Operations in JDZ Block 4

ERHC’s consortium partner Addax Petroleum is the operator of JDZ Block 4. WesternGeco’s interpretation of seismic data indicates significant recoverable reserves in JDZ Block 4.  However whatever the interpretation, seismic data and visualization techniques are not conclusive in determining if hydrocarbon are present in economically producible amounts. Addax has secured Joint Development Authority approval to explore the Kina Prospect. Drilling equipment has been ordered. In our 10-K for the year ended September 30, 2008, we disclosed that Addax and Sinopec had jointly entered into an agreement with a subsidiary of Aban Offshore Limited for the provision of the deepwater drillship, the Aban Abraham, which had recently been refurbished and upgraded in Singapore. As of March 31, 2009, Addax Petroleum had subsequently announced that it expects to take possession of the Deepwater Pathfinder by the end of the third quarter and begin exploration in the JDZ Block 4 during the fourth quarter of 2009. Addax Petroleum intends to use the Deepwater Pathfinder for drilling, instead of the Aban Abraham.  The Deepwater Pathfinder is a Samsung Heavy Industries and R&B Falcon designed dynamically-positioned drill ship that is capable of drilling in water depths up to 10,000 feet.

Operations in JDZ Block 3

Anadarko Petroleum is the operator of JDZ Block 3. WesternGeco’s interpretation of seismic data indicates significant recoverable reserves in JDZ Block 3.  However whatever the interpretation, seismic data and visualization techniques are not conclusive in determining if hydrocarbons are present in economically producible amounts. On August 8, 2007, Anadarko presented the initial proposals for exploration well locations for the Block. The Joint Development Authority has approved drilling at the Lemba Prospect and Anadarko has ordered drilling equipment.

Operations in JDZ Block 2

ERHC’s consortium partner Sinopec Corp. is the operator in JDZ Block 2. WesternGeco’s interpretation of seismic data indicates significant recoverable reserves in JDZ Block 2.  However whatever the interpretation, seismic data and visualization techniques are not conclusive in determining if hydrocarbon are present in economically producible amounts. The Joint Development Authority has approved drilling at the Tome Prospect in Block 2.  In 2007, Addax and Sinopec jointly entered into an agreement with a subsidiary of Aban Offshore Limited for the provision of the deepwater drillship, the Aban Abraham, which had recently been refurbished and upgraded in Singapore. Continuing delays with the Aban Abraham caused Addax and Sinopec to seek another deepwater drillship and the Pathfinder has been signed.

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

Background of the EEZ

The Săo Tomé & Principe Exclusive Economic Zone (“EEZ”) describes territorial waters of Săo Tomé that encompasses an area of approximately 160,000 square km. It is measured from claimed archipelagic baselines — territorial sea: 12 nautical miles, exclusive economic zone: 200 nautical miles. It is the largest in the Gulf of Guinea. Ocean water depths around the two islands exceed 5,000 feet, depths that have only become feasible for oil production over the past few years; however, oil and gas are produced in the neighboring countries of Nigeria, Equatorial Guinea, Gabon and Congo.  The African coast is less than 400 nautical miles offshore, which means the exclusive economic zones of the concerned countries overlap.

The government of Săo Tomé & Principe has awarded ERHC rights to participate in exploration and production activities in EEZ). ERHC’s rights include the following:

•	The right to receive up to two blocks of ERHC’s choice; and

•	The option to acquire up to a 15% paid working interest in another two blocks of ERHC’s choice.

ERHC would be responsible for its proportionate share of exploration and exploitation costs in the EEZ blocks.

Management  Change

Effective January 1, 2009, the Company announced the appointment of Daniel Gralla to manage ERHC’s technical functions on a part-time basis as Vice President Technical. The change comes in conjunction with the expiration of the employment contract of the former Vice President Technical.

Results of Operations

Three Months Ended March 31, 2009 Compared with Three Months Ended March 31, 2008

General and administrative expenses decreased from $1,163,172 in the three months ended March 31, 2008 to $926,098 in the three months ended March 31, 2009.  This decrease was primarily attributable to the ongoing effort to reduce operating expenses and due to a reduction in legal and professional fees related to legal proceedings. See “Legal Proceedings” in Item 1 of Part II of this report.

During the three months ended March 31, 2009, the Company had a net loss of $804,535 compared with a net loss of $847,739 for the three months ended March 31, 2008.   Interest income decreased from $322,962 in the three months ended March 31, 2008 to $130,640 in the three months ended March 31, 2009, due to a decline in cash balance maintained by the Company  and general decline in interest rates.

Six Months Ended March 31, 2009 Compared with Six Months Ended March 31, 2008

General and administrative expenses decreased from $2,174,619 in the six months ended March 31, 2008 to $1,627,662 in the six months ended March 31, 2009 due to normal changes in operating expenses and a reduction in legal and professional fees related to legal proceedings. See “Legal Proceedings” in Item 1 of Part II of this report.

During the six months ended March 31, 2009, the Company had a net loss of $1,233,640 compared with a net loss of $1,434,504 for the six months ended March 31, 2008.   Interest income decreased from $754,825 in the six months ended March 31, 2008 to $412,175 in the six months ended March 31, 2009, due to a decline in the cash balance maintained by the Company, and general decline in interest rates.

Liquidity and Capital Resources

As of March 31, 2009, the Company had $25,051,043 in cash and cash equivalents and short-term investments and positive working capital of $21,661,289.  Management believes that this cash position should be sufficient to support the Company’s working capital requirements for more than 12 months.

Off-Balance Sheet Arrangements

At March 31, 2009, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on its financial condition or results of operations.

Debt Financing Arrangements

At March 31, 2009, the Company had short-term debt of $33,513 bearing interest at 5.5% per year payable to an individual. The Company had other current liabilities of $5,682,511 including related party liabilities as follows: $246,287 in compensation due to  certain officers and key employees, and $53,312 owed to Company’s board of directors for directors’ fees.. Included in current liabilities is also a $4,803,750 liability to Feltang International Inc. that will be satisfied upon issuance of 5,250,000 shares of common stock.

Analysis of Risked and Unrisked Resources

In February 2009, an independent engineering firm Netherland Sewell and Associates, Inc. completed an independent assessment of the Company’s unrisked and risked prospective resources in three of the six Joint Development Zone (JDZ) Blocks in which we have interests. The report examines oil prospects in JDZ Blocks 2, 3 and 4 as of December 31, 2008.  Following is a summary of the findings.

	Unrisked Prospective Resources
	Low Estimate (P90)		Best Estimate (P50)		High Estimate (P10)
Prospect	Oil (MBBL)	Gas (MMCF)	Oil (MBBL)	Gas (MMCF)	Oil (MBBL)	Gas (MMCF)
JDZ 2	40,577	45,742	77,007	93,948	119,476	150,706
JDZ 3	18,045	21,092	27,343	32,953	37,877	46,378
JDZ 4	150,990	157,133	231,667	245,308	319,434	342,658
Total(1)	209,612	223,967	336,017	372,209	476,787	539,742

	Risked Prospective Resources
	Low Estimate (P90)		Best Estimate (P50)		High Estimate (P10)
Prospect	Oil (MBBL)	Gas (MMCF)	Oil (MBBL)	Gas (MMCF)	Oil (MBBL)	Gas (MMCF)
JDZ 2	19,492	22,334	38,334	47,908	60,320	78,150
JDZ 3	5,807	6,817	8,751	10,543	12,094	14,771
JDZ 4	58,666	56,244	88,437	86,282	120,297	118,961
Total(1)	83,965	85,395	135,522	144,733	192,711	211,882

(1) Totals are the arithmetic sum of multiple probability distributions. Totals may not add because of rounding.

Below is a brief glossary of what the terms mean:

Oil volumes are expressed in thousand of barrels (MBBL).

Gas volumes are expressed in millions of cubic feet (MMCF).

Prospective resources are those quantities of petroleum estimated as of a given date, to be potentially recoverable from undiscovered accumulations. This report examines ERHC’s prospective resources as of December 31, 2008.

Unrisked prospective resources are the volumes estimated to be recoverable in the case of a successful petroleum discovery being made.

Risked prospective resources are calculated by multiplying the unrisked resources by the geological chance of success to account for the risk of drilling an unsuccessful exploration well.

P90 - The quantity for which there is a 90 percent probability that the quantities actually recovered will equal or exceed the low estimate.

P50 - The quantity for which there is a 50 percent probability that the quantities actually recovered will equal or exceed the best estimate.

P10 - The quantity for which there is a 10 percent probability that the quantities actually recovered will equal or exceed the high estimate.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s current focus is to exploit its primary assets, which are rights to working interests in the JDZ and EEZ under agreements with the JDA and DRSTP.  The Company intends to continue to form relationships with other oil and gas companies with technical and financial capabilities to assist the Company in leveraging its interests in the EEZ and the JDZ.  The Company currently has no other operations.

As of March 31, 2009, all of the Company's operations were located outside the United States.  The Company’s primary assets are agreements with DRSTP and the JDA, which provide ERHC with rights to participate in exploration and production activities in the Gulf of Guinea off the coast of central West Africa.  This geographic area of interest is controlled by foreign governments that have historically experienced volatility, which is out of management’s control. The Company’s ability to exploit its interests in the agreements in this area may be impacted by this circumstance.

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

Item 4. Controls and Procedures

The Company’s Chief Operating Officer and Acting Chief Executive Officer and Principal Accounting Officer participated in an evaluation by management of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2009.  Based on their participation in that evaluation, the Company’s Chief Executive Officer and Principal Accounting Officer concluded that as of March 31, 2009, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that ERHC files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure under the Exchange Act. ERHC officers also concluded at March 31, 2009 that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms.

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

JDZ Blocks 5 & 6

On November 3, 2008, the Company filed a suit in Nigeria to prevent any tampering with its rights in JDZ Blocks 5 and 6. The lawsuit comes after the JDA and the Joint Ministerial Council (JMC) of the Nigeria-Săo Tomé and Príncipe JDZ failed to give a satisfactory response to the Company’s letters seeking clarification on the Company’s rights in JDZ Blocks 5 and 6 following media reports stating that the JMC had approved of the Company’s removal from the Blocks. The Company was awarded a 15% working interest in each of the Blocks in a 2005 bid/licensing round conducted by the JDA, following the exercise by ERHC of preferential rights in the Blocks as guaranteed by contract and treaty.  If the Company fails to prevail in its lawsuit, there could be significant adverse affects on the Company’s future planned operations in JDZ Blocks 5 & 6.

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

ERHC Energy Inc.

Name	Title	Date

/s/ Peter Ntephe	Chief Operating Officer , and	May 11, 2009
Peter Ntephe	Acting Chief Executive Officer

/s/ Sylvan Odobulu	Controller	May 11, 2009
Sylvan Odobulu	Principal Accounting Officer

EXHIBIT INDEX

31.1*	Rule 13a-14(a) Certification of the Acting Chief Executive Officer

31.2*	Rule 13a-14(a) Certification of the Principal Accounting Officer

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Acting Chief Executive Officer

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Principal Accounting Officer

* Filed or furnished herewith.