Form 10-K/A
period 2007-09-30
ERHC Energy Inc
filed 2009-07-08
CIK 799235

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

Check if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Check if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐  No ☒

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
Large Accelerated Filer ☐           Accelerated Filer ☒           Non-Accelerated Filer ☐

Check if the registrant is a shell company.  Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 31, 2007 was $144,547,630.

On November 30, 2007, the registrant had 721,938,550 shares of common stock issued and outstanding.

EXPLANATORY NOTE

We filed our Annual Report on Form 10-K for the year ended September 30, 2007 on December 14, 2007 (the “Original Report”). We are filing this Amendment No. 1 on Form 10-K/A (“Amendment 1”) solely to disclose additional information or revise disclosures based on comments from the Securities and Exchange Commission regarding the Original Report. No other changes to the Original Report are included in this Amendment other than to disclose additional information or revise disclosures in the Original report based on comments from the Securities and Exchange Commission.

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

In November 2005, ERHC and Addax entered into a Participation Agreement dated November 17, 2005 (the “Participation Agreement”) whereby ERHC undertook to assign a 42.3% interest (the “Assigned Interest”) in Block 4 to Addax.  Under the Participation Agreement, ERHC’s “Retained Interest” would be 17.7% in Block 4.  The Participation Agreement stated Addax’s cash payment obligations to ERHC would be $18 million, which was paid in February and March 2006.  Pursuant to the Participation Agreement between ERHC and Addax, as amended, Addax will serve as operator and pay all of ERHC’s future costs in respect of all petroleum operations in Block 4. Addax is entitled to 100% of ERHC’s share of cost oil and 50% of ERHC’s share of profit oil from the oil production until Addax recovers all ERHC’s costs.

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

On March 15, 2006, an agreement to assign 9% in Block 4 from ERHC to Godsonic was entered into by ERHC (on behalf of the ERHC/Addax consortium) and Godsonic subject to Godsonic meeting stipulated financial and other conditions. Pursuant to another Amendment to the Participation Agreement entered into on April 11, 2006, ERHC and Addax provisionally agreed that if Godsonic did not meet the financial and other conditions as stipulated in the Letter Agreement on the 9% interest to be transferred to Godsonic and was foreclosed from all claims to the 9% interest, ERHC would transfer 7.2% out of the 9% interest to Addax so that Addax’s participating interest would be 40.5% in aggregate and ERHC’s participating interest would be 19.5% in aggregate.

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

EEZ - The government of São Tomé & Principe has awarded ERHC rights to participate in exploration and production activities in the EEZ, which encompasses an area of approximately 160,000 square kilometers.  These rights were granted in a May 21, 2001 Memorandum of Agreement made between the Democratic Republic of Sao Tome and Principe (DRSTP) and the Company. The Company’s rights in the EEZ expire on October 1, 2024 or, or if the company has a producing working interest in any Block(s) at October 1, 2024, the Company’s rights extend in such Block(s), as long as the Block(s) remains in production.

Operations in the JDZ

ERHC has interests in six of the nine Blocks in the JDZ, as follow

·	JDZ Block 2: 22.0% Working interest percentage
·	JDZ Block 3: 10.0% Working interest percentage
·	JDZ Block 4: 26.7% Working interest percentage (subject to transfer of 7.2% to Addax )
·	JDZ Block 5: 15.0% Working interest percentage
·	JDZ Block 6: 15.0% Working interest percentage
·	JDZ Block 9: 20.0% Working interest percentage

The working interest represents ERHC’s share of all the hydrocarbons production from the blocks and obligates ERHC to pay a corresponding percentage of the costs of drilling, production and operating the blocks.. These costs in blocks 2, 3 and 4 are currently being carried by the operators until production, whereupon the operators will recover their costs from the production revenues.

In early 2008, Addax Petroleum, an experienced exploration and production company that has participation agreements with ERHC in JDZ Blocks 2, 3 and 4, and is the operator of JDZ Block 4 publicly disclosed seismic images and maps showcasing the prospectivity of its JDZ interests.  This seismic was compiled by Geco-Prakla (now WesternGeco) in 1999 when WesternGeco shot a 2D seismic survey of approximately 5,900km covering the major part of the JDZ. Interpretation carried out by WesternGeco has led to the identification of 56 prospective structures within Blocks 1 to 9 in the JDZ, of which 17 were defined as prospects and 39 as leads. WesternGeco used reservoir parameters similar to those known from nearby fields in Nigeria and Equatorial Guinea. Combined reserves potential of the 17 prospects was estimated by WesternGeco. The scope of the WesternGeco report was to interpret and map seismic data, highlight prospectivity, and calculate volumetrics. (Note that even when properly interpreted, seismic data and visualization techniques are not conclusive in determining if hydrocarbons are present ill economically producible amounts).

The estimate of "recoverable reserves potential" based on WesternGeco's report, which interpreted and mapped seismic data, highlighted prospectivity and calculated volumetrics, was not based on any attempt to comply with the SEC definition of reserves and, accordingly the estimate of recoverable reserves potential is not presented. ERHC Energy has access to the data compiled by WesternGeco under the terms of a data use license with WesternGeco. (Note that even when properly interpreted, seismic data and visualization techniques are not conclusive in determining if hydrocarbons are present ill economically producible amounts).

Operations in JDZ Block 4

ERHC's consortium partner Addax Petroleum is the operator of JDZ Block 4. WesternGeco’s interpretation of seismic data indicates significant recoverable reserves in JDZ Block 4. (Note that even when properly interpreted, seismic data and visualization techniques are not conclusive in determining if hydrocarbons are present ill economically producible amounts). Addax has secured Joint Development Authority approval to explore the Kina Prospect. Drilling equipment has been ordered. Earlier in 2007, Addax and Sinopec jointly entered into an agreement with a subsidiary of Aban Offshore Limited for the provision of the Aban Abraham, which continues being refurbished and upgraded in Singapore. At the end of its contractual obligations to another partnership, the Aban Abraham will be transferred to Addax and Sinopec.

Operations in JDZ Block 3

Anadarko Petroleum is the operator of JDZ Block 3. WesternGeco’s interpretation of seismic data indicates significant recoverable reserves in JDZ Block 3(Note that even when properly interpreted, seismic data and visualization techniques are not conclusive in determining if hydrocarbons are present ill economically producible amounts).. On August 8, 2007, Anadarko presented the initial proposals for exploration well locations for the Block. The Joint Development Authority has approved drilling at the Lemba Prospect and Anadarko has ordered drilling equipment.

Operations in JDZ Block 2

ERHC's consortium partner Sinopec Corp. is the operator in JDZ Block 2. WesternGeco’s interpretation of seismic data indicates significant recoverable reserves in JDZ Block 2(Note that even when properly interpreted, seismic data and visualization techniques are not conclusive in determining if hydrocarbons are present ill economically producible amounts).. The Joint Development Authority has approved drilling at the Tome Prospect. In 2007, Sinopec and Addax jointly entered into an agreement with a subsidiary of Aban Offshore Limited for the provision of the Aban Abraham deepwater drillship, which continues being refurbished and upgraded in Singapore. At the end of its contractual obligations to another partnership, the Aban Abraham will be transferred to Addax and Sinopec.

Background of the JDZ

In the spring of 2001, the governments of Sгo Tomй & Principe and Nigeria reached an agreement over a long-standing maritime border dispute. Under the terms of the agreement, the two established the Joint Development Zone to govern commercial activities within the disputed boundaries. The JDZ is administered by a Joint Development Authority (JDA) which oversees all future exploration and development activities in the JDZ. The remaining claimed territorial waters of Sгo Tomй & Principe are known as the Exclusive Economic Zone (EEZ). Revenues derived from the JDZ will be shared 60/40 between the governments of Nigeria and Sгo Tomй & Principe, respectively.

Background of the EEZ

The government of Sгo Tomй & Principe has awarded ERHC rights to participate in exploration and production activities in Sгo Tomй & Principe’s Exclusive Economic Zone (EEZ). ERHC’s rights include the following:

·	The right to receive up to two blocks of ERHC’s choice; and
·	The option to acquire up to a 15 percent paid working interest in another two blocks of ERHC’s choice.

ERHC would be responsible for its proportionate share of exploration and exploitation costs in the EEZ blocks.

The EEZ describes territorial waters of Sгo Tomй that encompasses an area of approximately 160,000 square km. It is measured from claimed archipelagic baselines — territorial sea: 12 nautical miles, exclusive economic zone: 200 nautical miles. It is the largest in the Gulf of Guinea. Ocean water depths around the two islands exceed 5,000 feet, depths that have only become feasible for oil production over the past few years; however, oil and gas are produced in the neighboring countries of Nigeria, Equatorial Guinea, Gabon and Congo. The African coast is less than 400 nautical miles offshore, which means the exclusive economic zones of the concerned countries overlap.

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

Consideration from Sinopec to to ERHC for the 28.67% interest (the “SINOPEC assigned interest”) is $13.6 million.

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

JDZ Block 4 Participation Agreement
Date	Parties	Key Terms
17 November 20051	1. ERHC Energy Inc 2a. Addax Petroleum Nigeria (Offshore 2) Limited 2b. Addax Petroleum NV
ERHC shall assign 33.3%2 of participating interest to Addax Petroleum  Nigeria (Offshore 2) Limited (“Addax”) (leaving ERHC with a 26.7% participating interest).

Consideration from Addax Sub to ERHC for the interest to be acquired by Addax (the “acquired interest”) is fixed at $18 million.

In addition, Addax to pay all of ERHC’s future costs  for petroleum operations (“the carried costs”) in respect of ERHC’s retained interest in Block 4.

Addax is entitled to 100% of ERHC’s allocation of cost oil plus up to 50% of ERHC’s allocation of profit oil until Addax  recovers 100% of the carried costs

1 By an Amendment to the Participation Agreement dated  February 23 2006, ERHC and Addax amended the Participation Agreement so that the assigned interest to Addax would be changed to 33.3% .  By a second Amendment to the Participation Agreement, entered into on March 14 2006, ERHC and Addax amended the Participation Agreement so that the assigned interest to Addax would be 33.3% and ERHC’s participating interest would be 26.7%.  By a third Amendment to the Participation Agreement dated April 11 2006, ERHC and Addax agreed that if Godsonic, a third party, did not meet financial and other obligations for the transfer of 9% of ERHC’s participating interest to Godsonic (and was foreclosed from all claims to the 9%), ERHC would transfer 7.2% out of the 9% interest to Addax so that Addax’s participating interest would be 40.5% in aggregate and ERHC’s participating interest would be 19.5% in aggregate.  The amount of fresh consideration to accrue from Addax to ERHC for the transfer of the 7.2% is not stated in the third Amendment to the Participation Agreement.

2 See the immediately preceding footnote.

Current Plans for Income Generation

The Company is currently focused on exploiting its interests in Blocks 5, 6 and 9 but no current sources of income other than interest income from cash investments that it purchased with funds generated from sale of participation interests in Blocks 2, 3 and 4 to Sinopec and Addax Ltd. The Company hopes to enter into participation agreements in Blocks 5, 6 and 9, but the timing or likelihood of such transactions cannot currently be predicted.  The Company believes that the participation agreements that it has entered into will be its primary source of future revenue; however, the Company has no formal plans to derive income from sources other than the sale of participation interests in additional Blocks or through income generated from successful development of its interests under existing participation

Government Regulation

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

Availability of Information

We file annual, quarterly and current reports, proxy statements and other documents with the Securities and Exchange Commission (“SEC”) under the Securities Act of 1934. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at  http://www.sec.gov .

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

The Company has limited sources of working capital

The Company is currently focused on exploiting its rights to working interests in exploration acreage in the JDZ and EEZ under agreements with the JDA and DRSTP, but no current sources of income or working capital other than interest income from cash investments that it purchased with funds generated from sale of participation interests in Blocks 2, 3 and 4 to Sinopec and Addax Ltd. The Company hopes to enter into participation agreements in Blocks 5, 6 and 9, but the timing or likelihood of such transactions cannot currently be predicted.  The Company believes that the participation agreements that it has entered into will be its primary source of future revenue; however, the Company has no formal plans to derive income from sources other than the sale of participation interests in additional Blocks or through income generated from successful development of its interests under existing participation agreements. If the Company is unsuccessful in its efforts in to exploit its existing working interests in exploration acreage in the JDZ and EEZ, the Company could face significant working capital issued that could cause the curtailment of operations and could ultimately bring the Company’s continued existence into question.

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

The Company is Subject to the Volatility of Foreign Governments

The Company’s primary assets are located in “emerging markets” controlled by governments that are historically more volatile than the US government.  Because of less developed economies and less mature governments in the countries where our primary assets are located, we are exposed us to significant foreign government volatility. We face the risk that national policies may restrict our ability to fully exploit our primary asset. We also face greater risks of expropriation, confiscatory taxation and nationalization. These risks relate to over-dependence on exports in emerging markets, especially with respect to primary commodities, making these economies vulnerable to changes in commodities prices. Foreign governments face challenges with overburdened infrastructure, obsolete or unseasoned financial systems, environmental problems, less developed legal systems, andin some instances, war.

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

The Company’s business interests are located in the Gulf of Guinea offshore of central West Africa and are subject to the Volatility of Foreign Governments

All of our primary assets are located the in the Gulf of Guinea offshore of central West Africa. The governments of Nigeria and the island nation of Sao Tome and Principe granted our participation interests in various concessions in their offshore waters. The governments of Nigeria and Sao Tome and Principe exist in extremely volatile political and economic circumstances and the Company is subject to all the risks associated with those governments. These risks include, but are not limited to:

•	Loss of future revenue and our concessions as a result of hazards such as war, acts of terrorism, insurrection and other political risks

•	Increases in taxes and governmental interests

•	Unilateral renegotiation of contracts by government entities

•	Difficulties in enforcing our rights against a governmental agency because of the doctrine of sovereign immunity and foreign sovereignty over international operations

•	Changes in laws and policies governing operations of foreign-based companies, and

•	Currency restrictions and exchange rate fluctuations

Our foreign operations may also be adversely affected by laws and policies of the United States affecting foreign trade and taxation. Realization of any of these factors could materially and adversely affect our financial position, results of operations and cash flows.

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

Through September 30, 2007, ERHC has incurred substantial costs  in responding to the investigations by the DOJ, SEC and Senate Subcommittee. Those costs consist primarily of legal fees paid to the Company’s legal counsel, Akin Gump Strauss Hauer & Feld LLP and documents production costs. These costs have had a significant negative impact on the Company’s cash flows from operations and ERHC expects the use of cash to address these investigations, if continued at current levels could have a serious negative impact on the Company’s liquidity. Neither management nor and its legal counsel can currently assess the magnitude of future cash requirement that could result from prolonged investigations or any negative findings that arise from the investigations. In a worst case scenario, the Company’s cash resources could be exhausted and the Company’s status as a going concern could be brought into substantial doubt.

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

The Company has limited sources of working capital

The Company believes that its working capital requirements for 2008 will be approximately $2,000,000 based on maintaining operations at their current level and the generation of interest income at levels similar to 2007. Our consortium partners will pay all of ERHC’s future costs in respect of all petroleum operations subject to total reimbursement upon production. Accordingly, the commencement of drilling operations is not expected to have a significant impact on our working capital requirements. Management believes that our current cash resources will be adequate to maintain our planned operations throughout the drilling and exploration phase of existing participation agreements.

The Company is currently focused on exploiting its interests in Blocks 2, 3, 4, 5, 6 and 9 but has no current source of income other than interest income from cash investments generated from the sale of participation interests in Blocks 2, 3 and 4 to Sinopec and Addax Ltd. The Company hopes to enter into participation agreements in Blocks 5, 6 and 9, but the timing or likelihood of such transactions cannot be predicted.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Substantially all of the Company’s properties are in the form of working interest.  The working interest represents ERHC’s share of all the hydrocarbons production from the blocks and obligates ERHC to pay a corresponding percentage of the costs of drilling, production and operating the blocks.. These costs in blocks 2, 3 and 4 are currently being carried by the operators until production, whereupon the operators will recover their costs from the production revenues. Today, ERHC has interests in Blocks 2, 3, 4, 5, 6, and 9 in the offshore Joint Development Zone (JDZ) of Nigeria and the island nation of Sao Tome and Principe.  ERHC has additional interests in the territorial waters of Sao Tome and Principe, known as the Exclusive Economic Zone (EEZ). The Company’s rights in  the JDZ and in the EEZ expire on October 1, 2024, or if the company has a producing working interests in any Block(s) at October 1, 2024, the Company’s rights extend in such Block(s), as long as the Block(s) remains in production.

Joint Development Zone

 ERHC has interests in six of the nine Blocks in the Joint Development Zone (JDZ), a 34,548 sq km area approximately 200 km off the coastline of Nigeria and Sao Tome and  Principe that is adjacent to several large petroleum discovery areas. ERHC's rights in the JDZ include:

·	JDZ Block 2: 22.0% Working interest

·	JDZ Block 3: 10.0% Working interest

·	JDZ Block 4: 26.7% Working interest* (subject to transfer of 7.2% to Addax Petroleum)

·	JDZ Block 5: 15.0% Working interest

·	JDZ Block 6: 15.0% Working interest

·	JDZ Block 9: 20.0% Working interest

Sao Tome and  Exclusive Economic Zone

The government of Sгo Tomй & Principe has awarded ERHC rights to participate in exploration and production activities in the EEZ, which encompasses an area of approximately 160,000 square kilometers.  These rights were granted in a May 21, 2001 Memorandum of Agreement made between the Democratic Republic of Sao Tome and Principe (DRSTP) and the Company. The Company’s rights in the EEZ expire on October 1, 2024 or, or if the company has a producing working interest in any Block(s) at October 1, 2024, the Company’s rights extend in such Block(s), as long as the Block(s) remains in production.

ERHC’s rights include the following:

·	The right to receive up to two blocks of ERHC’s choice; and

·	The option to acquire up to a 15% paid working interest in another two blocks of ERHC’s choice.

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

·
During the second fiscal quarter of 2007, warrants issued in 2003, with an exercise price of $0.20, were exercised on a cashless basis, which exercise resulted in the issuance of an aggregate of 2,949,587 shares of common stock.

·
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

Consideration from Sinopec to to ERHC for the 28.67% interest (the “SINOPEC assigned interest”) is $13.6 million.

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

JDZ Block 4 Participation Agreement
Date	Parties	Key Terms
17 November 2005(1)	1. ERHC Energy Inc 2a. Addax Petroleum Nigeria (Offshore 2) Limited 2b. Addax Petroleum NV
ERHC shall assign 33.3%2 of participating interest to Addax Petroleum  Nigeria Offshore Limited (“Addax”) (leaving ERHC with a 26.7% participating interest). (2)

Consideration from Addax Sub to ERHC for the interest to be acquired by Addax (the “acquired interest”) is fixed at $18 million.

In addition, Addax to pay all of ERHC’s future costs  for petroleum operations (“the carried costs”) in respect of ERHC’s retained interest in Block 4.

Addax is entitled to 100% of ERHC’s allocation of cost oil plus up to 50% of ERHC’s allocation of profit oil until Addax  recovers 100% of the carried costs

3 By an Amendment to the Participation Agreement dated  February 23 2006, ERHC and Addax amended the Participation Agreement so that the assigned interest to Addax would be changed to 33.3% .  By a second Amendment to the Participation Agreement, entered into on March 14 2006, ERHC and Addax amended the Participation Agreement so that the assigned interest to Addax would be 33.3% and ERHC’s participating interest would be 26.7%.  By a third Amendment to the Participation Agreement dated April 11 2006, ERHC and Addax agreed that if Godsonic, a third party, did not meet financial and other obligations for the transfer of 9% of ERHC’s participating interest to Godsonic (and was foreclosed from all claims to the 9%), ERHC would transfer 7.2% out of the 9% interest to Addax so that Addax’s participating interest would be 40.5% in aggregate and ERHC’s participating interest would be 19.5% in aggregate.  The amount of fresh consideration to accrue from Addax to ERHC for the transfer of the 7.2% is not stated in the third Amendment to the Participation Agreement.
4 See the immediately preceding footnote.

Current Plans for Income Generation

The Company is currently focused on exploiting its interests in Blocks 5, 6 and 9 but no current sources of income other than interest income from cash investments that it purchased with funds generated from sale of participation interests in Blocks 2, 3 and 4 to Sinopec and Addax Ltd. The Company hopes to enter into participation agreements in Blocks 5, 6 and 9, but the timing or likelihood of such transactions cannot currently be predicted.  The Company believes that the participation agreements that it has entered into will be its primary source of future revenue; however, the Company has no formal plans to derive income from sources other than the sale of participation interests in additional Blocks or through income generated from successful development of its interests under existing participation

Critical Accounting Policies

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

The Company believes that its working capital requirements for 2008 will be approximately $2,000,000 based on maintaining operations at their current level and the generation of interest income at levels similar to 2007. Our consortium partners will pay all of ERHC’s future costs in respect of all petroleum operations subject to total reimbursement upon production. Accordingly, the commencement of drilling operations is not expected to have a significant impact on our working capital requirements. Management believes that our current cash resources will be adequate to maintain our planned operations throughout the drilling and exploration phase of existing participation agreements.

Through September 30, 2007, ERHC has incurred substantial costs in responding to the investigations by the DOJ, SEC and Senate Subcommittee. Those costs consist primarily of legal fees paid to the Company’s legal counsel, Akin Gump Strauss Hauer & Feld LLP and documents production costs. These costs have had a significant negative impact on the Company’s cash flows from operations and ERHC expects the use of cash to address these investigations, if continued at current levels could have a serious negative impact on the Company’s liquidity. Neither management nor and its legal counsel can currently assess the magnitude of future cash requirement that could result from prolonged investigations or any negative findings that arise from the investigations. In a worst case scenario, the Company’s cash resources could be exhausted and the Company’s status as a going concern could be brought into substantial doubt.

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

Item 8.  Financial Statements and Supplementary Data

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page(s)

Reports of Independent Public Accounting Firm:

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting as of September 30, 2007	30

Report of Independent Registered Public Accounting Firm on the Financial Statements for the Years ended September 30, 2007 and 2006	31

Consolidated Financial Statements:

Consolidated Balance Sheets as of September 30, 2007 and 2006	32

Consolidated Statements of Operations for the Years Ended September 30, 2007, 2006 and 2005, and for the period from inception, September 5, 1995, to September 30, 2007	33

Consolidated Statements of Shareholders' Equity (Deficit) for the period from inception, September 5, 1995, to September 30, 2007	34

Consolidated Statements of Cash Flows for the Years Ended September 30, 2007, 2006 and 2005, and for the period from inception, September 5, 1995, to September 30, 2007	45

Notes to Consolidated Financial Statements	47

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

Income taxes

ERHC accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 - “ Accounting for Income Taxes, ” which provides for an asset and liability approach in accounting for income taxes.  Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

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

	Cost Basis	Cash Proceeds	Success Fees (1)	Gain Loss

Block 2	$946,500	$20,400,000	$12,958,250	$6,495,250

Block 3	946,500	7,500,000	-	6,553,500

Block 4	946,500	18,000,000	-	17,053,500

Total	$2,839,500	$45,900,000	$12,958,250	$30,102,250

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

Warrants/Options

Information regarding warrants/options and their respective changes as of and for the fiscal years ended September 30, 2007, 2006 and 2005 are as follows:

	Warrants						Options
	2007		2006		2005		2007	2006		2005

Outstanding, beginning of year		20,866,940		15,166,940		16,166,940	-		3,000,000	3,000,000
Granted		-		6,500,000		-	1,000,000		-	-
Exercised	(a)	(5,625,000)	(b)	(800,000)	(c)	(1,000,000)	-	(d)	(2,000,000)	-
Expired/cancelled		(1,840,000)		-		-	-		(1,000,000)	-

Outstanding, end of year		13,401,940		20,866,940		15,166,940	1,000,000		-	3,000,000

Exercisable		13,401,940		20,866,940		15,166,940	-		-	2,000,000

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

Based on management’s evaluation (with the participation of our principal executive officer and principal financial officer) as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of ERHC is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). ERHC’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of ERHC’s internal control over financial reporting as of September 30, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that, as of September 30, 2007, ERHC’s internal control over financial reporting was effective.

The effectiveness of ERHC’s internal control over financial reporting as of September 30, 2007 has been audited by Malone & Bailey PC,  an independent registered public accounting firm who audited ERHC’s consolidated financial statements as of and for the year ended September 30, 2007, as stated in their report, which is included under “Item 8 Financial Statements and Supplementary Data.”

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

Ambassador (rtd.) Howard F. Jeter has served as a director since April 2005. Ambassador Jeter is a former US State Department Career Minister, is the President and CEO of the Leo H. Sullivan Foundation. For the past two years, he has served as Executive Vice President of GoodWorks International, LLC, an international consulting firm focused on business facilitation and investment promotion for Africa and the Caribbean. A former career diplomat, Ambassador Jeter served for 27 years in the American Foreign Service and retired from the State Department with the rank of career Minister.  Ambassador Jeter was U.S. Ambassador to Nigeria and to the Republic of Botswana, and also served as Deputy Assistant Secretary of State for African Affairs, Director of West African Affairs, and Special Presidential Envoy to Liberia. Other diplomatic postings included Namibia, Lesotho, Tanzania, and Mozambique. Ambassador Jeter holds a BA Degree in Political Science from Morehouse College, a MA in International Relations and Comparative Politics from Columbia University, and a MA in African Studies from UCLA. He is a member of Phi Beta Kappa, the American Foreign Service Association, and the Council on Foreign Relations. Ambassador Jeter is currently Chairman of the U.S. Export-Import Bank’s Advisory Committee on Africa and a member of the Board of Directors of Africare and Africa Action respectively.  Ambassador Jeter has received numerous awards and recognitions for his work and service, including a Presidential Meritorious Award, State Department Superior Honor Awards, Senior Foreign Service Performance Awards, the Rainbow/Push Coalition International Peace and Justice Award, and the prestigious Bennie Trailblazer Award from Morehouse College.

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

The number of stock awards granted to each director was determined by reference to the awards in an equal amount that would yield thirty to fifty percent of total compensation of each director. The Company believes that stock awards will be included as a component of director compensation in future years in total share value similar to awards in fiscal 2007. Stock awards to directors are restricted shares under Rule 144 of the Securities Act of 1933, but they include no conditions for vesting.

Cash Compensation - During 2007, the basic annual cash retainer paid to each Director (other than the Board Chairman) was $16,000.  The Board Chairman was paid a basic annual cash retainer of $38,000.  In addition, each Board member is paid a meeting fee of $1,500 per Board meeting attended.

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

The following table sets forth information concerning total director compensation during the 2007 fiscal year for each non-employee director:

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name	($)	($)(1)	($)(2)	($)	($)	($)	($)

Sir Emeka Offor	38,100	17,700	--	--	--	--	55,800
Nicolae Luca	17,500	17,700	--	--	--	--	35,200
Howard Jeter	39,000	17,700	--	--	--	--	56,700
Andrew Uzoigwe	36,750	17,700	--	--	--	--	54,450
Clement Nwizubo	39,500	17,700	--	--	--	--	57,200

(1)
The amounts included in the “Stock Awards” column represent the compensation cost  of  $0.295 per share recognized by the Company in 2007 related to non-option awards to directors, computed in accordance with Statement of Financial Accounting Standards No. 123(R), or SFAS No. 123(R). As of September 30, 2007, no non-employee directors had any aggregate outstanding deferred shares. .  The number of shares underlying stock awards to directors during fiscal 2007 were as follows: Sir Emeka Offor – 60,000 shares, Nicolae Luca – 60,000 shares, Howard Jeter – 60,000 shares, Andrew Uzoigwe – 60,000 shares and Clement Nwizubo – 60,000 shares.  The disclosure relates solely to grants of restricted stock (Under Rule 144) in 2007.

(2)
The amounts included in the “Option Awards” column represent the compensation cost recognized by the Company in related to stock option awards to directors, computed in accordance with SFAS No. 123(R). There were no stock option awards to directors in 2007.

No table of the grant date fair value of stock option and deferred share awards made to each non-employee director has been included because no stock option or deferred share awards occurred during 2007.

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

Corporate Governance

The Board of Directors has adopted a Code of Ethics to govern the conduct of all of the Officers, Directors and employees of the Company.  In addition, the Board has adopted Charters for its Governance and Nominating Committee, Audit Committee and Compensation Committee.  The Code of Ethics and Committee Charters, along with ERHC’s FCPA Policy and Whistleblower Protection Policy, can be accessed on the Company’s website at  www.erhc.com .

Director Independence

The Company’s Board of Directors is required to have a majority of independent directors and has adopted director independence guidelines based upon and as defined in the NASDAQ listing standards. The Company is not listed on NASDAQ nor is the Company subject to the rules of NASDAQ but applies the rules established by NASDAQ to establish director independence.  The Company’s Board of Directors periodically analyzes the independence of each director and has determined that the following directors meet the standards of independence under our Corporate Governance Guidelines and director independence guidelines, including that each member is free of any relationship that would interfere with his or her individual exercise of independent judgment: Messrs. Nwizubo, Jeter and Uzoigwe. No Director is deemed independent unless the Board affirmatively established his/her independence.

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

Overview

ERHC’s current business activity is to exploit its assets, which are rights to working interests in exploration acreage in the JDZ between the DRSTP and the FRN and in the EEZ.  Our current business plan is based on attracting and retaining a limited group of highly qualified The development of businesses has led to challenges in attracting and retaining key a significant increase in our employee population. We had 2 employees in 2006 and 4 employees as of September 30, 2007.

At this time in our development, it is critical to retain and motivate our current employees, as well as attract new talented personnel to the Company, in order to continue to work on the implementation of our business plan. We offer a competitive compensation and benefits package to enable us to recruit new employees and retain our current employees. The same benefits are generally available to each of our employees regardless of position.

Compensation Philosophy and Objectives

Our executive compensation program and objectives are based on our need to attract and retain executives with the talent and experience necessary for ERHC to achieve its goal of fully developing its assets. We compete with other large energy companies that have substantially greater resources and enterprise stability than we have and, therefore, we believe that we must provide a total compensation package that our compensation committee believes is competitive in our market place to attract and retain the required executive personnel. In determining a total compensation package, we do not rely on benchmarking to determine total compensation or any material element of compensation. Because we are a developing company, we sometimes use a combination of equity and cash as a compensation incentive. Our compensation and benefits include:

•	a base salary rate typically targeted at a level that is competitive in our market as determined by the Compensation Committee,
•	other equity awards, including equity grants to new hires to attract talented personnel and occasional grants of options/restricted shares to retain our talented employees, and
•	a comprehensive benefits package.

Since 2004, the equity portion of annual incentives has been paid primarily in options for shares of the  Company common stock. The incentive options are  generally exercisable for  shares of the Company’s common stock based on the closing price of the Company’s common stock on the date of grant.

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

Base salaries, annual incentives and other equity awards for the Executive Officers are customarily proposed to the Compensation Committee by the Chief Executive Officer. The Compensation Committee makes the final determination as to base salaries, annual incentives and equity awards for each of the Executive Officers based on Company performance and executive performance and their understanding of the employment market.

2007 Executive Compensation

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

We do not currently intend to grant stock options except under limited circumstances, including stock options granted to a director upon his or her initial election to the Board. Under the provisions of the 2004 Plan, stock options cannot be granted at an exercise price of less than the closing price of a share of the Company’s common stock as reported on NASDAQ on the date of grant of such stock options. All equity grants to Executive Officers must be approved by the Compensation Committee or a subcommittee thereof. Stock options granted to members of the Board must be approved by the Compensation Committee.

Retention Plan

In 2007, the Compensation Committee granted stock options to an Executive Officer in an effort to provide an employment incentive and encourage retention through this crucial stage in our operations. The options vest upon completion of one year of service from the grant date. The exercise price of each of the grants was set at the closing price of the Company’s common stock on the date of grant. The Technical Vice President’s grant consisted of 1,000,000 stock options with an exercise price of $0.43. The closing price of the Company’s common stock on December 18, 2007, the date of this grant, was $0.43.

Perquisites

Perquisites are not provided to our officers.

Benefits

We provide the same level of benefits to all of our employees and Executive Officers.

Accounting and Tax Implications

Our 2004 Plan is designed to grant stock awards that are performance-based compensation expense that is fully deductible for federal income tax purposes.. When the awards vest or are otherwise includible in the taxable compensation of the affected executives, we may not be able to recognize current or future tax benefits that may otherwise be available to the Company related to such awards. We began expensing equity awards in 2006 in accordance with FAS 123(R). In general, the accounting rules did not impact the types of equity awards granted to plan participants.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

THE COMPENSATION COMMITTEE

Dr. Andrew Uzoigwe-Chairman
Clement Nwizubo
Ambassador Howard Jeter

SUMMARY COMPENSATION TABLE

The following table sets forth the aggregate compensation awarded to, earned by or paid to the Company’s named executive officers for 2007 and 2006.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (4)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (2)	All Other Compensation ($)	Total ($)
Nicolae Luca
Interim Chief
Executive	2007	---	—	---	—	—	—	—	---
Officer	2006	---	---	---	---	--	--	--	---
James Ledbetter
Technical Vice	2007	191,083	—	—	175,440	—	—	—	366,523
President	2006	---	--	---	---	---	---	---	---
Walter Brandhuber
Former Chief
Executive	2007	---	—	—	—	—	—	—	---
Officer	2006	125,000	--	---	---	---	---	---	125,000
Ali Memon
Former Chief
Executive	2007	---	—	—	—	—	—	—	---
Officer (3)	2006	58,333	--	---	---	---	---	---	58,333
Sylvan Odobulu	2007	111,018	—	—	—	—	—	—	111,018
Controller	2006	9,000	--	---	---	---	---	---	9,000

(1)
In connection with service rendered as a member of our board of directors, Mr. Luca was issued 60,000 shares in each of the years ended September 30, 2007 and 2006. These shares were valued at $17,700 and $24,378 for the years ended September 30, 2007 and 2006, respectively. These values reflect the dollar amounts recognized for financial statement reporting purposes for the fiscal years ended September 30, 2007 and 2006, in accordance with FAS123(R) of awards made pursuant to the 2004 Plan excluding any reduction in value due to potential service-based forfeitures, and thus may include amounts from awards granted in and prior to 2007. Assumptions used in the calculation of these amounts are included in footnote 8 to the Company's audited financial statements for the fiscal year ended September 30, 2007 included in this Annual Report on Form 10-K. Mr. Luca also received cash compensation of $17,500 and $26,250 for service rendered as a member of our board of directors for the years ended September 30, 2007 and 2006, respectively. Mr. Luca received no additional compensation in his roleas Interim Chief Executive Officer and his compensation is described in “Compensation of Directors”.

(2)	ERHC does not provide either a pension plan or a nonqualified deferred compensation plan for any of its employees.

(3)	Pursuant to Mr. Memon’s employment agreement, Mr. Memon exercised on a cashless basis an option to purchase up to 2,000,000 shares of Company common stock in June 2006 and acquired 1,272,727 shares.

(4)
Mr. Ledbetter was issued 1,000,000 stock options at an exercise price of $0.43 per share  on December 18, 2006. The option exercise price is $0.43 per share, the closing price of the Company's common stock on the date of grant. The options vest over a one-year period beginning on the date of grant. Fair value of $22.39 per share or a total of $223,900 was calculated using the Black-Scholes option pricing model. Variables used in this option-pricing model for the year ended September 30, 2007 were (1) 4.90% discount rate, (2) option life is the expected remaining life of the options as of each year end, (3) expected volatility of 75.00%, and (4) zero expected dividends. Option expense of $175,440 was recorded during the year ended September 30, 2007 in accordance with FAS123(R). .

GRANTS OF PLAN-BASED AWARDS

The following table sets forth the information about grants made to the Company’s named executive officers in 2007 pursuant to the 2004 Plan.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#) (1)	All Other Option Awards: Number of Securities Underlying Options (#) (2)	Exercise or Base Price of Option Awards ($ / Sh)	Grant Date Fair Value of Stock and Option Awards ($) (3)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Nicolae Luca (4)		—	—	—	—	—	—	---	—	—	---
James Ledbetter (2)	12/18/2006	—	—	—	—	—	—	—	1,000,000	0.43	223,900
Sylvan Odobulu		—	—	—	—	—	—	—	—	—	—

(1)	The number in this column reflects the rule 144 restricted stock awarded in 2007 pursuant to the 2004 Plan.

(2)
Mr. Ledbetter received this retention grant on December 18, 2006. The option exercise price is $0.43 per share, the closing price of the Company’s common stock on the date of grant. The options vest over a one-year period beginning on the date of grant. Fair value of $22.39 per share or a total of $223,900 was calculated using the Black-Scholes option pricing model. Variables used in this option-pricing model for the year ended September 30, 2007 were (1) 4.90% discount rate, (2) option life is the expected remaining life of the options as of each year end, (3) expected volatility of 75.00%, and (4) zero expected dividends. Option expense of $175,440 was recorded during the year ended September 30, 2007 in accordance with FAS123R

(3)
Reflects the dollar amounts recognized for financial statement reporting purposes for the fiscal year ended September 30, 2007 in accordance with FAS123R of awards made pursuant to the 2005 Plan excluding any reduction in value due to potential service-based forfeitures.

(4)
Mr. Lucas is a director serving on an interim basis as Chief Executive Officer. He received no compensation associated with the position of Interim Chief Executive officer and the grant of common stock associated with his service as a director is described in “Compensation of Directors”.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table reflects all outstanding equity awards held by the Company’s named executive officers as of September 30, 2007.

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options				Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
	Exercisable		Unexercisable
Nicolae Luca	—		—		—	—	—	—	—	—	—
James Ledbetter	—	(4)	1,000,000	(4)	—	$0.43	12/18/2008	1,000,000	—	—	—
Sylvan Odobulu	—		—		—	—	—	—	—	—	—

(1)	The closing price of ERHC’s common stock on September 28, 2007 of $0.28 was used in the calculations.
(4)	The options were granted on December 18, 2006 and vest upon the completion of one year of service.

OPTION EXERCISES AND STOCK VESTED

The following table reflects the stock options exercised by the Company’s named executive officers during 2007 and their restricted stock that vested during 2007.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Nicolae Luca	—	—	—	—
James Ledbetter	—	—	—	—
Sylvan Odobulu	—	—	—	—

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

As of September 30, 2007, Company has entered into only one employment or other agreement that includes a change of control severance provisions with an executive officer, including the named executive officers. The Company’s employment agreement with its technical vice president, Mr. Ledbetter, provides that Mr. Ledbetter would be eligible for payments upon any termination without cause as described below under Employment Contracts.

Employment Contracts

The Company neither has an employment agreement with Mr. Luca nor does it pay him a salary for his services as Interim Chief Executive Officer. The Company has a twenty-four month employment agreement with its Technical Vice President, Mr. Jim Ledbetter with a term that expires on December 18, 2008 but includes an extension provision that at any time before the expiration of the primary term the agreement that it may be renewed upon mutual agreement on the same terms and conditions contained in the current agreement herein or on such other terms and conditions as the Company and Mr. Ledbetter mutually agree. The agreement provides that Mr. Ledbetter’s status as an employee of the Company terminates immediately and automatically upon the earliest to occur of: (i) his death or "Disability", (ii) his discharge by the Company "For Cause", (iii) his termination by the Company by notice or, (iv) the expiration, without renewal, of the employment term.  Termination of Mr. Ledbetter’s employment agreement with cause results in the Company having no further responsibility under the agreement. For termination without cause for reasons of bankruptcy, insolvency, dissolution or liquidation of the Company, the Company is obligated to Mr. Ledbetter for payment of all amounts due during the remaining term of his agreement in either a lump sum or in the current monthly amounts for the remaining term together with all unpaid benefits awarded or accrued up to the date of termination. If Mr. Ledbetter is terminated without cause for other reasons, he is entitled to one to six months compensation depending on the time he has spent with the Company. After twelve months from the date of commencement of the primary term of the employment agreement, Mr. Ledbetter is also be entitled to any incentive compensation accrued up to the date of termination.

The estimated payments and benefits that would be provided to Mr. Ledbetter in each circumstance of separation or termination described above, if that the triggering event took place on September 30, 2008, (the last business day of our last completed fiscal year) are as follows.

•	Termination based on death or disability, termination for cause, termination by notice or termination by expiration without renewal of the employment agreement – No amount due.

•	Termination without cause – Three months salary or $57,501 due

Mr. Ledbetter’s agreement provides for a base salary of $19,167 per month, a reasonable monthly vehicle allowance as, approved by the Board at the Board's discretion, reimbursement of authorized general business and travel expenses, a relocation allowance of up to $10,000, five months of paid vacation annually and incentive compensation in the form of an option to purchase 1,000,000 shares at an exercise price of $0.43 per share.

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

Name and Address	Shares of common stockBeneficially Owned		PercentageOf Voting Power

Principal Shareholders

Chrome Oil Services LTD	202,785,727	(1)	28.1%
c/o No 22 Lobito, Wuse II
Abuja, Nigeria

Chrome Energy, LLC	103,305,706	(2)	14.3%
c/o No 22 Lobito Crescent, Wuse II,
Abuja, Nigeria.

First Atlantic Bank	60,641,821		8.4%
4/6 Adetokunboh Ademola Street
Victoria Island, Lagos

Directors and Named Executive Officers

Sir Emeka Offor	310,296,433	(1)(2)	43.0%

Nicolae Luca(3)	205,000		*
Andrew Uzoigwe(3)	205,000		*
Howard Jeter(3)	205,000		*
Clement Nwizubo(3)	145,000		*
Peter Ntephe(3)	388,889		*

All executive officers and directors as a group (6 persons)	311,445,322		43.1%

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

Transactions in 2007

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

SIGNATURES

In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on July 8, 2009 on its behalf by the undersigned, thereunto duly authorized.

ERHC Energy Inc.
By:	//s//	Peter Ntephe
Peter Ntephe,
Chief Operating Officer and Interim Chief Executive Officer
	//s//	Sylvan Odobulu
Sylvan Odobulu
Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
//s// Howard Jeter	Director	July 8, 2009
Howard Jeter	Member Audit Committee
//s// Andrew Uzoigwe	Director	July 8, 2009
Andrew Uzoigwe	Member Audit Committee
//s// Clement Nwizubo	Director	July 8, 2009
Clement Nwizubo	Chairman Audit Committee