Form 10-Q/A
period 2008-03-31
ERHC Energy Inc
filed 2009-07-08
CIK 799235

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
Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares of common stock, par value $0.0001 per share, outstanding as of April 30, 2008 was 722,238,550.

ERHC ENERGY INC.

Part I. Financial Information		Page

Item 1.	Financial Statements

	Unaudited Consolidated Balance Sheets at March 31, 2008 and September 30, 2007	6

	Unaudited Consolidated Statements of Operations for the Three Months and Six Months Ended March 31, 2008 and 2007, and for the period from inception, September 5, 1995, to March 31, 2008	7

	Unaudited Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2008 and 2007, and for the period from inception, September 5, 1995, to March 31, 2008	8

	Notes to Unaudited Consolidated Financial Statements	10

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4.	Controls and Procedures	21

Part II. Other Information

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	23

Item 6.	Exhibits	25

	Signatures	26

Forward-Looking Statements

ERHC Energy Inc. (the “Company”) or its representatives may, from time to time, make or incorporate by reference certain written or oral statements of historical fact, statements  that  include, but are not limited to, information concerning the Company’s possible or assumed future business activities and results of operations and statements about the following subjects:

–	business strategy;

–	growth opportunities;

–	future development of concessions, exploitation of assets and other business operations;

–	future market conditions and the effect of such conditions on the Company’s future activities or results of operations;

–	future uses of and requirements for financial resources;

–	interest rate and foreign exchange risk;

–	future contractual obligations;

–	outcomes of legal proceedings including, without limitation, the ongoing investigations of the Company;

–	future operations outside the United States;

–	competitive position;

–	expected financial position;

–	future cash flows;

–	future liquidity and sufficiency of capital resources;

–	future dividends;

–	financing plans;

–	tax planning;

–	budgets for capital and other expenditures;

–	plans and objectives of management;

–	compliance with applicable laws; and

–	adequacy of insurance or indemnification.

These types of statements  inherently are subject to a variety of assumptions, risks and uncertainties that could cause actual results, levels of activity, performance or achievements to differ materially from those expected, projected or expressed in such  statements.  These risks and uncertainties include, among others, the following:

–	general economic and business conditions;

–	worldwide demand for oil and natural gas;

–	changes in foreign and domestic oil and gas exploration, development and production activity;

–	oil and natural gas price fluctuations and related market expectations;

–	termination, renegotiation or modification of existing contracts;

–	the ability of the Organization of Petroleum Exporting Countries, commonly called OPEC, to set and maintain production levels and pricing, and the level of production in non-OPEC countries;

–	policies of the various governments regarding exploration and development of oil and gas reserves;

–	advances in exploration and development technology;

–	the political environment of oil-producing regions;

–	political instability in the Democratic Republic of Sao Tome and Principe and the Federal Republic of Nigeria; casualty losses;

–	competition;

–	changes in foreign, political, social and economic conditions;

–	risks of international operations, compliance with foreign laws and taxation policies and expropriation or nationalization of equipment and assets;

–	risks of potential contractual liabilities;

–	foreign exchange and currency fluctuations and regulations, and the inability to repatriate income or capital;

–	risks of war, military operations, other armed hostilities, terrorist acts and embargoes;

–	regulatory initiatives and compliance with governmental regulations;

–	compliance with environmental laws and regulations;

–	compliance with tax laws and regulations;

–	customer preferences;

–	effects of litigation and governmental proceedings;

–	cost, availability and adequacy of insurance;

–	adequacy of the Company’s sources of liquidity;

–	labor conditions and the availability of qualified personnel; and

–	various other matters, many of which are beyond the Company’s control.

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

With regard to drilling in the JDZ, the Joint Development Authority (JDA), which was set up by the governments of Nigeria and Sao Tome & Prнncipe to administer the JDZ, has approved the budgets for JDZ Blocks 2, 3 and 4 in which ERHC has interests. The JDA also has approved well locations in two of those Blocks.  The Aban Abraham deepwater drill ship, which has already been jointly contracted by the operators in JDZ Blocks 2 and 4, Sinopec and Addax Petroleum, remains under refurbishment in Singapore. It is expected out of dry dock and into sea trials within the coming months, before it can be transported to West Africa.  ERHC continues to support Addax’s efforts to secure a drilling rig of opportunity to avert delay or at least mitigate its impact with respect to drilling schedules.

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

The Company also created the position of Vice President Corporate Development for ERHC and its subsidiaries. This position will oversee planning and implementation of strategies for corporate growth by ERHC and its subsidiaries, including:

—	identification of opportunities for corporate mergers and acquisitions

—	strategy formulations

—	business planning

—	fund raising

—	stock-exchange listings

—	IPOs

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

The rationale for this operational structure can be broken into several parts:

·	Legal – JDZ petroleum regulations require incorporation of local subsidiaries in Nigeria or STP;

·	Operational – JDZ-related activities (especially when drilling starts) will be easier and cheaper to manage by acting through local subsidiaries;

·	Risk Diversification – Operating through asset/business-specific subsidiaries will diversify risk, protecting each subsidiary’s asset base from risks emanating from other subsidiaries’ assets;

·	Business Development – ERHC’s current business strengths (and therefore best prospects for asset acquisition) are in West Africa; a local presence in the region will augment those strengths.

·	Local Perceptions – Regional perception of ERHC as truly ‘local’ in West Africa will enhance its ability to generate business in the region;

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

Item 4. Controls and Procedures

The Company’s Chief Executive Officer and Principal Accounting Officer participated in an evaluation by management of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2008.  Based on their participation in that evaluation, the Company’s Chief Executive Officer and Principal Accounting Officer concluded that as of March 31, 2008, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure under the Exchange Act. Our officers also concluded at March 31, 2008 that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

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

These investigations could also result in:

–	third party claims against us, which may include claims for special, indirect, derivative or consequential damages;

–	damage to our business, operations and reputation;

–	loss of, or adverse effect on, cash flow, assets, goodwill, operations and financial condition, business, prospects, profits or business value;

–	adverse consequences on our ability to obtain or continue financing for current or future projects; and/or

–	claims by directors, officers, employees, affiliates, advisors, attorneys, agents, debt holders or other interest holders or constituents of ERHC.

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

ERHC Energy Inc.

Name	Title	Date

/s/ Peter Ntephe	Chief Operating Officer and	July 8, 2009
Peter Ntephe	Acting Chief Executive Officer

/s/ Sylvan Odobulu	Controller (Principal Accounting Officer)	July 8, 2009
Sylvan Odobulu

EXHIBIT INDEX

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2*	Rule 13a-14(a) Certification of the Principal Accounting Officer

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Principal Accounting Officer

* Filed or furnished herewith.