Form 10-Q/A
period 2008-06-30
ERHC Energy Inc
filed 2009-07-08
CIK 799235

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
Yes ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares of common stock, par value $0.0001 per share, outstanding as of July 31, 2008 was 722,238,550

ERHC ENERGY INC.

Part I. Financial Information		Page

Item 1.	Financial Statements

	Unaudited Consolidated Balance Sheets at June 30, 2008 and September 30, 2007	6

	Unaudited Consolidated Statements of Operations for the Three Months and Nine Months Ended June 30, 2008 and 2007, and for the period from inception, September 5, 1995, to June 30, 2008	7

	Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2008 and 2007, and for the period from inception, September 5, 1995, to June 30, 2008	8

	Notes to Unaudited Consolidated Financial Statements	10

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

Item 4.	Controls and Procedures	21

Part II. Other Information

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 6.	Exhibits	25

	Signatures	26

Forward-Looking Statements

ERHC Energy Inc. (the “Company”) or its representatives may, from time to time, make or incorporate by reference certain written or oral statements that are “forward-looking statements”.  All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements.  Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain or be identified by the words “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “believe,” “should,” “could,” “may,” “might,” “will,” “will be,” “will continue,” “will likely result,” “project,” “forecast,” “budget” and similar expressions.  Statements made by the Company in this report that contain forward-looking statements include, but are not limited to, information concerning the Company’s possible or assumed future business activities and results of operations and statements about the following subjects:

—	business strategy;

—	growth opportunities;

—	future development of concessions, exploitation of assets and other business operations;

—	future market conditions and the effect of such conditions on the Company’s future activities or results of operations;

—	future uses of and requirements for financial resources;

—	interest rate and foreign exchange risk;

—	future contractual obligations;

—	outcomes of legal proceedings including, without limitation, the ongoing investigations of the Company;

—	future operations outside the United States;

—	competitive position;

—	expected financial position;

—	future cash flows;

—	future liquidity and sufficiency of capital resources;

—	future dividends;

—	financing plans;

—	tax planning;

—	budgets for capital and other expenditures;

—	plans and objectives of management;

—	compliance with applicable laws; and

—	adequacy of insurance or indemnification.

These types of statements and other forward-looking statements inherently are subject to a variety of assumptions, risks and uncertainties that could cause actual results, levels of activity, performance or achievements to differ materially from those expected, projected or expressed in forward-looking statements.  These risks and uncertainties include, among others, the following:

—	general economic and business conditions;

—	worldwide demand for oil and natural gas;

—	changes in foreign and domestic oil and gas exploration, development and production activity;

—	oil and natural gas price fluctuations and related market expectations;

—	termination, renegotiation or modification of existing contracts;

—	the ability of the Organization of Petroleum Exporting Countries, commonly called OPEC, to set and maintain production levels and pricing, and the level of production in non-OPEC countries;

—	policies of the various governments regarding exploration and development of oil and gas reserves;

—	advances in exploration and development technology;

—	the political environment of oil-producing regions;

—	political instability in the Democratic Republic of Sao Tome and Principe and the Federal Republic of Nigeria;

—	casualty losses;

—	competition;

—	changes in foreign, political, social and economic conditions;

—	risks of international operations, compliance with foreign laws and taxation policies and expropriation or nationalization of equipment and assets;

—	risks of potential contractual liabilities;

—	foreign exchange and currency fluctuations and regulations, and the inability to repatriate income or capital;

—	risks of war, military operations, other armed hostilities, terrorist acts and embargoes;

—	regulatory initiatives and compliance with governmental regulations;

—	compliance with environmental laws and regulations;

—	compliance with tax laws and regulations;

—	customer preferences;

—	effects of litigation and governmental proceedings;

—	cost, availability and adequacy of insurance;

—	adequacy of the Company’s sources of liquidity;

—	labor conditions and the availability of qualified personnel; and

—	various other matters, many of which are beyond the Company’s control.

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

Current Business Operations

ERHC’s operations are currently focused on the Gulf of Guinea, off the coast of central West Africa. ERHC believes this region has the possibility of significant oil reserves and has worked to realize the value of the assets it has acquired in this region.  The Company’s current operations include those below, details of which can be found at the link:http://www.erhc.com/en/cms/?169

JDZ - ERHC has interests in six of the nine Blocks in the JDZ, a 34,548 square kilometer area approximately 200 kilometers off the coastline of Nigeria and Săo Tomй & Principe that is adjacent to several large petroleum discovery areas.

EEZ - The government of Săo Tomé & Principe has awarded ERHC rights to participate in exploration and production activities in the EEZ, which encompasses an area of approximately 160,000 square kilometers.

Operations in the JDZ

ERHC has interests in six of the nine Blocks in the JDZ, as follows

—	JDZ Block 2: 22.0% Working interest percentage

—	JDZ Block 3: 10.0% Working interest percentage

—	JDZ Block 4: 19.5% Working interest percentage

—	JDZ Block 5: 15.0% Working interest percentage

—	JDZ Block 6: 15.0% Working interest percentage

—	JDZ Block 9: 20.0% Working interest percentage

The working interest represents ERHC’s share of all the hydrocarbons production from the blocks and obligates ERHC to pay a corresponding percentage of the costs of drilling, production and operating the blocks.. These costs in blocks 2, 3 and 4 are currently being carried by the operators until production, whereupon the operators will recover their costs from the production revenues.

In early 2008, Addax Petroleum, an experienced exploration and production company that has participation agreements with ERHC in JDZ Blocks 2, 3 and 4, and is the operator of JDZ Block 4 publicly disclosed seismic images and maps showcasing the prospectivity of its JDZ interests.  This seismic was compiled by Geco-Prakla (now WesternGeco) in 1999 when WesternGeco shot a 2D seismic survey of approximately 5,900km covering the major part of the JDZ. Interpretation carried out by WesternGeco has led to the identification of 56 prospective structures within Blocks 1 to 9 in the JDZ, of which 17 were defined as prospects and 39 as leads. WesternGeco used reservoir parameters similar to those known from nearby fields in Nigeria and Equatorial Guinea. Combined recoverable reserves potential of the 17 prospects was estimated by WesternGeco ( Note that even when properly interpreted, seismic data and visualization techniques are not conclusive in determining if hydrocarbons are present ill economically producible amounts) The scope of the WesternGeco report was to interpret and map seismic data, highlight prospectivity, and calculate volumetrics.

The estimate of "recoverable reserves potential" based on WesternGeco's report, which interpreted and mapped seismic data, highlighted prospectivity and calculated volumetrics, was not based on any attempt to comply with the SEC definition of reserves and, accordingly the estimate of recoverable reserves potential is not presented. ERHC Energy has access to the data compiled by WesternGeco under the terms of a data use license with WesternGeco (Note that even when properly interpreted, seismic data and visualization techniques are not conclusive in determining if hydrocarbons are present ill economically producible amounts).

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

Operations in JDZ Block 2

ERHC's consortium partner Sinopec Corp. is the operator in JDZ Block 2. WesternGeco’s interpretation of seismic data indicates significant recoverable reserves in JDZ Block 2(Note that even when properly interpreted, seismic data and visualization techniques are not conclusive in determining if hydrocarbons are present ill economically producible amounts).. The Joint Development Authority has approved drilling at the  Tome Prospect . In 2007, Sinopec and Addax jointly entered into an agreement with a subsidiary of Aban Offshore Limited for the provision of the Aban Abraham deepwater drillship, which continues being refurbished and upgraded in Singapore. At the end of its contractual obligations to another partnership, the Aban Abraham will be transferred to Addax and Sinopec.

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

Background of the EEZ

The government of Săo Tomй & Principe has awarded ERHC rights to participate in exploration and production activities in Săo Tomй & Principe’s Exclusive Economic Zone (EEZ). ERHC’s rights include the following:

—	The right to receive up to two blocks of ERHC’s choice; and

—	The option to acquire up to a 15 percent paid working interest in another two blocks of ERHC’s choice.

ERHC would be responsible for its proportionate share of exploration and exploitation costs in the EEZ blocks.

The EEZ describes territorial waters of Săo Tomй that encompasses an area of approximately 160,000 square km. It is measured from claimed archipelagic baselines — territorial sea: 12 nautical miles, exclusive economic zone: 200 nautical miles. It is the largest in the Gulf of Guinea. Ocean water depths around the two islands exceed 5,000 feet, depths that have only become feasible for oil production over the past few years; however, oil and gas are produced in the neighboring countries of Nigeria, Equatorial Guinea, Gabon and Congo.  The African coast is less than 400 nautical miles offshore, which means the exclusive economic zones of the concerned countries overlap.

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

Item 4. Controls and Procedures

The Company’s Chief Executive Officer and Principal Accounting Officer participated in an evaluation by management of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2008.  Based on their participation in that evaluation, the Company’s Chief Executive Officer and Principal Accounting Officer concluded that as of June 30, 2008, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure under the Exchange Act. Our officers also concluded at June 30, 2008 that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

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

These investigations could also result in:

—	third party claims against us, which may include claims for special, indirect, derivative or consequential damages;

—	damage to our business, operations and reputation;

—	loss of, or adverse effect on, cash flow, assets, goodwill, operations and financial condition, business, prospects, profits or business value;

—	adverse consequences on our ability to obtain or continue financing for current or future projects; and/or

—	claims by directors, officers, employees, affiliates, advisors, attorneys, agents, debt holders or other interest holders or constituents of ERHC.

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

ERHC Energy Inc.

Name	Title	Date

/s/ Peter Ntephe	Chief Operating Officer and Acting President and	July 8, 2009
Peter Ntephe	Acting Chief Executive Officer

/s/ Sylvan Odobulu	Controller (Principal Accounting Officer)	July 8, 2009
Sylvan Odobulu

EXHIBIT INDEX

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2*	Rule 13a-14(a) Certification of the Principal Accounting Officer

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Principal Accounting Officer

* Filed or furnished herewith.