Form 10-K/A
period 2008-09-30
ERHC Energy Inc
filed 2009-07-08
CIK 799235

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

We filed our Annual Report on Form 10-K for the year ended September 30, 2008 on December 15, 2008 (the “Original Report”). We subsequently filed Amendment No. 1 on Form 10-K/A ( “Amendment 1”) solely to disclose Part III Information which was incorporated by reference to the Original Report.  We are filing Amendment No. 2 on Form 10-K/A (“Amendment 2”) solely to disclose additional information or revise disclosures in Amendment 1based on comments from the Securities and Exchange Commission regarding Amendment 1. No other changes to Amendment 1 are included in this Amendment other than to disclose additional information or revise disclosures in Amendment 1 based on comments from the Securities and Exchange Commission.

 We have made no attempt in this Amendment to modify or update the disclosures presented in the Original Report or Amendment 1 other than as noted in the previous paragraph. Also, this Amendment does not reflect events occurring after the filing of the Original Report. Accordingly, this Amendment should be read in conjunction with the Original Report, Amendment 1 and our other filings with the SEC subsequent to the filing of the Original Report.

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

Operations in JDZ Block 4

ERHC’s consortium partner Addax Petroleum is the operator of JDZ Block 4. WesternGeco’s interpretation of seismic data indicates significant recoverable reserves in JDZ Block 4; however, even when properly interpreted, seismic data and visualization techniques are not conclusive in determining if hydrocarbons are present in economically producible amounts. Addax has secured Joint Development Authority approval to explore the Kina Prospect. Drilling equipment has been ordered. Earlier in 2007, Addax and Sinopec jointly entered into an agreement with a subsidiary of Aban Offshore Limited for the provision of the Aban Abraham, which continues being refurbished and upgraded in Singapore. At the end of its contractual obligations to another partnership, the Aban Abraham will be transferred to Addax and Sinopec.

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

The Company has flied suit to prevent tampering with its interest and any Adverse Ruling Related to JDZ Blocks 5 and 6 could have a material adverse effect on its business, prospects, operations, financial condition and cash flow.

On November 3, 2008, the Company filed a suit in Nigeria to prevent any tampering with its rights in JDZ Blocks 5 and 6. The lawsuit comes after the JDA and the Joint Ministerial Counsel (JMC) of the Nigeria-Săo Tomé and Príncipe JDZ failed to give a satisfactory response to the Company’s letters seeking clarification on the Company’s rights in JDZ Blocks 5 and 6 following media reports stating that the JMC had approved of the Company’s removal from the Blocks. The Company was awarded a 15 percent working interest in each of the Blocks in a 2005 bid/licensing round conducted by the JDA, following the exercise by ERHC of preferential rights in the Blocks as guaranteed by contract and treaty. In November 2008, the Company dispatched notices of arbitration for service on the JDA and the governments of Nigeria and Sao Tome & Principe to commence arbitration in London. ERHC wants the London Court of International Arbitration to clarify that ERHC's interests in JDZ Blocks 5 and 6 remain intact. If the Company fails to prevail in its lawsuit or arbitration proceedings, there could be significant adverse affects on the Company’s future planned operations in JDZ Blocks 5 & 6. These adverse affects could range from loss of potential future revenue to a threat to the Company’s other interests in Blocks 2, 3, 4 and 9.  .At this time, ERHC is unable to reasonably estimate the economic impact if the Company fails to prevail in its suit.

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

The Company has limited sources of working capital

The Company believes that its working capital requirements for 2009 will be approximately $2,000,000 based on maintaining operations at their current level and the generation of interest income at levels similar to 2008. Our consortium partners will pay all of ERHC’s future costs in respect of all petroleum operations subject to total reimbursement upon production. Accordingly, the commencement of drilling operations is not expected to have a significant impact on our working capital requirements. Management believes that our current cash resources will be adequate to maintain our planned operations throughout the drilling and exploration phase of existing participation agreements.

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

Item 1B.  Unresolved Staff Comments

At September 30, 2008, the Company has outstanding unresolved Securities and Exchange Commission (the “SEC”) staff comments that relate to a comment letter that was originally issued on February 27, 2008 and was followed up with additional comments on May 9, 2008, August 29, 2008 and November 6, 2008. The comment letters relates to the Company’s September 30, 2007 Form 10K and subsequent Forms 10-Q. Company management is currently preparing its responses to the remaining unresolved comments. The remaining unresolved comments relate to:

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

As of November 28, 2008, there were approximately 2,235 stockholders of record.  The closing price of the common stock as reported on the OTC Bulletin Board on November 28, 2008 was $0.15.  The Company has not paid any dividends during the last two fiscal years and does not anticipate paying any cash dividends in the foreseeable future.

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

Liquidity and Capital Resources

As of September 30, 2008, the Company had working capital of $28,066,869.  The Company believes that it has sufficient liquidity to meet working capital requirements for the next twelve months.

The Company believes that its working capital requirements for 2009 will be approximately $2,000,000 based on maintaining operations at their current level and the generation of interest income at levels similar to 2008. Our consortium partners will pay all of ERHC’s future costs in respect of all petroleum operations subject to total reimbursement upon production. Accordingly, the commencement of drilling operations is not expected to have a significant impact on our working capital requirements. Management believes that our current cash resources will be adequate to maintain our planned operations throughout the drilling and exploration phase of existing participation agreements.

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

Based on their evaluation, ERHC’s principal executive and principal financial officers have concluded that ERHC’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2008 to ensure that the information required to be disclosed by ERHC in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Our officers also concluded that your disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers to allow timely decisions regarding required disclosure.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of ERHC’s internal control over financial reporting as of September 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that, as of September 30, 2008, ERHC’s internal control over financial reporting was effective.
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

Changes in Internal Control Over Financial Reporting

There were no changes in ERHCs internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, ERHC’s internal control over financial reporting.

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

Our other executive officers are as follows:

David Bovell, Vice President - Corporate Development - David A. Bovell 51, holds the position of Vice President - Corporate Development, and has been with the Company since 2008. Prior to joining the ERHC and since 1993, Mr. Bovell served as a Managing Director for Green Corporate Finance Ltd, in the United Kingdom. Green Corporate Finance is an independent company advising small and medium sized companies on corporate finance, strategy and restructuring, including listing on stock exchanges. Mr. Bovell has a Bachelor of Commerce in Economics & Financial Management from the University of Cape Town. He is a Certified institute of Chartered Accountants (South Africa), and a member of UK Institute of Chartered Management Accountants.

James Ledbetter, Vice President - Technical - James Ledbetter 54, holds the position of Vice President - Technical, and has been with the Company since 2006. From 2001 until joining ERHC, Mr. Ledbetter served as a technology coordinator for Saudi Aramco's Research & Technology Division. Saudi Aramco is an international oil and gas company. He is a member of Society of Petroleum Engineers, American Petroleum Institute and Association of International Petroleum Negotiators. Mr. Ledbetter has a Bachelor of Science degree in Petroleum Engineering and a Master degree in Business Administration from the University of Tulsa.

Sylvan Odobulu, Controller and Principal Accounting Officer - Sylvan Odobulu 48, holds the position of Controller and administrator, and has been with the Company since 2006. Prior to joining ERHC and since 1999, Mr. Odobulu was employed by Ernst and Young LLP, serving in various capacities, most recently as an Accounting Supervisor. He holds a Bachelor of Science degree from the University of North Texas, majoring in Accounting.

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

The number of stock awards granted to each director during the 2008 fiscal year was determined that the number of stock awards granted to each director was determined by reference to the awards in an equal amount that would yield thirty to fifty percent of total compensation of each director. The Company believes that stock awards will be included as a component of director compensation in future years in total share value similar to awards in fiscal 2008. Stock awards to directors are restricted shares under Rule 144 of the Securities Act of 1933, but they include no conditions for vesting.

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

(1)
The amounts included in the “Stock Awards” column represent the compensation cost recognized by the Company in 2008 related to non-option awards to directors, computed in accordance with Statement of Financial Accounting Standards No. 123(R), or SFAS No. 123(R). As of September 30, 2008, no non-employee directors had any aggregate outstanding deferred shares.The amounts included in the “Stock Awards” column represent the compensation cost recognized by the Company in 2008 related to non-option awards to directors, computed in accordance with Statement of Financial Accounting Standards No. 123(R), or SFAS No. 123(R). As of September 30, 2007, no non-employee directors had any aggregate outstanding deferred shares. .  The number of shares underlying stock awards to directors during fiscal 2008 were as follows: Nicolae Luca – 30,000 shares, Howard Jeter – 60,000 shares, Andrew Uzoigwe – 60,000 shares and Clement Nwizubo – 60,000 shares.  The disclosure relates solely to grants of restricted stock (Under Rule 144) in 2008.

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

Role of Compensation Committee and Executive Officers in Compensation Decisions

The Compensation Committee has the responsibility to review and approve annual compensation, including the competitiveness of the total compensation package, for the Chief Operating Officer and Acting Chief Executive Officer, the Technical Vice President, the Controller and Head Office Administrator, Principle Financial Officer, and Vice President - Corporate Development  (collectively, the “Executive Officers”). The Compensation Committee endeavors to provide a compensation package for the Executive Officers that they believe is reasonable and competitive. Generally, the components of compensation provided to our Executive Officers are similar to those provided to our general employee population.

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

THE COMPENSATION COMMITTEE

Dr. Andrew Uzoigwe-Chairman
Clement Nwizubo
Ambassador Howard Jeter

SUMMARY COMPENSATION TABLE

The following table sets forth the aggregate compensation awarded to, earned by or paid to the Company’s named executive officers for 2008 and 2007.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (7)	All Other Compensation ($)	Total ($)
Nicolae Luca (1)
Interim Chief Executive Officer	2008	—	—	—	—	—	—	—	—
	2007	—	—	—	—	—	—	—	—
	2006	—	—	—	—	—	—	—	—
James Ledbetter (2)
Technical Vice President	2008	230,000	—	—	48,460	—	—	—	278,460
	2007	191,083	—	—	175,440	—	—	—	366,523
	2006	—	—	—	—	—	—	—	—-
Sylvan Odobulu (3)
Controller and Head Office Administrator and Principalf Accounting Officer	2008	138,900	—	—	—	—	—	—	138,900
	2007	111,018	—	—	—	—	—	—	111,018
	2006	9,000	—	—	—	—	—	—	9,000
Peter Ntephe (4)
Chief Operating Officer and Chief Executive Officer (4)	2008	131,733	—	—	—	—	—	—	131,733
	2007	60,000	—	—	—	—	—	—	60,000
	2006	60,000	—	—	—	—	—	—	60,000
David Bovell (5)
Vice President - Corporate Development (5)	2008	95,000	—	—	—	—	—	—	95,000
	2007	—	—	—	—	—	—	—	—
	2006	—	—	—	—	—	—	—	—
Ali Memon (6)
Former Chief Executive Officer	2008	—	—	—	—	—	—	—	—
	2007	—	—	—	—	—	—	—	—
	2006	58,333	—	—	—	—	—	—	58,333
Walter Brandhuber
Former Chief Executive Officer	2008	—	—	—	—	—	—	—	—
	2007	—	—	—	—	—	—	—	—
	2006	125,000	—	—	—	—	—	—	125,000

(1)
Mr. Luca served as our Interim Chief Executive Officer from July 2006 to April 2008 In connection with service rendered as a member of our board of directors, Mr. Luca was issued 30,000 and 60,000 shares in the years ended September 30, 2008 and 2007, respectively. These shares were valued at $10,350 and $17,700 for the years ended September 30, 2008 and 2007, respectively. These values reflect the dollar amounts recognized for financial statement reporting purposes for the fiscal years ended September 30, 2008 and 2007, in accordance with FAS123(R) of awards made pursuant to the 2004 Plan excluding any reduction in value due to potential service-based forfeitures, and thus may include amounts from awards granted in and prior to 2008. Assumptions used in the calculation of these amounts are included in footnote 8 to the Company's audited financial statements for the fiscal year ended September 30, 2008 included in this Annual Report on Form 10-K. Mr. Luca also received cash compensation of $9,500 and $17,500 for service rendered as a member of our board of directors for the years ended September 30, 2008 and 2007, respectively. Mr. Luca received no additional compensation in his role as interim Chief Executive Officer and his compensation is described in “Compensation of Directors”. Mr. Luca resigned from the board in April 2008.

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

(3)	Mr. Odobulu joined the Company in July 2006 as controller and has acted as Principal Accounting Officer since joining the Company.

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

(6)
Pursuant to Mr. Memon’s employment agreement, Mr. Memon exercised on a cashless basis an option to purchase up to 2,000,000 shares of Company common stock in June 2006 and acquired 1,272,727 shares. Mr. Memon resigned from the Company in 2006.

(7)	ERHC does not provide either a pension plan or a nonqualified deferred compensation plan for any of its employees.

GRANTS OF PLAN-BASED AWARDS

The following table sets forth the information about grants made to the Company’s named executive officers in 2008 pursuant to the 2004 Plan.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#) (1)	All Other Option Awards: Number of Securities Underlying Options (#) (2)	Exercise or Base Price of Option Awards ($ / Sh)	Grant Date Fair Value of Stock and Option Awards ($)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Nicolae Luca (3)		—	—	—	—	—	—	—	—	—	—
James Ledbetter		—	—	—	—	—	—	—	—	—	—
Sylvan Odobulu		—	—	—	—	—	—	—	—	—	—
Peter Ntephe		—	—	—	—	—	—	—	—	—	—
David Bovell		—	—	—	—	—	—	—	—	—	—

(1)	The number in this column reflects the rule 144 restricted stock awarded in 2008 pursuant to the 2004 Plan.

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

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

As of September 30, 2008, Company has entered into four employment or other agreements that include a change of control severance provisions with an executive officer, including the named executive officers. The Company’s employment agreements with its technical vice president, Mr. Ledbetter, provides that Mr. Ledbetter would be eligible for payments upon any termination without cause prior to expiration of the contract as described below under Employment Contracts.

Employment Contracts

Following is an analysis of the Company’s employment contracts with named executive officers at September 30, 2008:

Employee	Position	Date of Agreement Commencement	Date of Agreement Termination	Term of Agreement	Monthly/Annual Compensation	Estimated Cost if Triggering Event Occurred at September 30,2008 (*)

Peter Ntephe	Chief Operating Officer and Acting Chief Executive Officer	4/22/2008	4/21/2010	2 years	$19,667 / 236,000	$-

James Ledbetter	Technical Vice President	12/19/2006	12/18/2008	2 years	$19,167 / 230,000	$115,000

David Bovell	Vice President of Corporate Development	5/1/2008	4/30/2010	2 years	$19,583 / 235,000	$-

Sylvan Odobulu	Controller and Head Office Administrator and Acting Chief Financial Officer	7/3/2008	7/2/2010	2 years	$13,500 / 162,000	$-

The above contracts provides for the following:

An extension provision that at any time before the expiration of the primary term the agreement that it may be renewed upon mutual agreement on the same terms and conditions contained in the current agreement herein or on such other terms and conditions as the Company and the employee mutually agree.

The employee's status as an employee of the Company terminates immediately and automatically upon the earliest to occur of: (i) his death or “Disability", (ii) his/her discharge by the Company "For Cause", (iii) his/her termination by the Company by notice or, (iv) the expiration, without renewal, of the employment term. Termination of the employment agreement with cause results in the Company having no further responsibility under the agreement.

For termination without cause for reasons of bankruptcy, insolvency, dissolution or liquidation of the Company, the Company is obligated to the employees for all amounts due during the remaining term of the employment agreement in either a lump sum or in the current monthly amounts for the remaining term together with all unpaid benefits awarded or accrued up to the date of termination.

If the employee is terminated without cause for other reasons, he/she is entitled to one to six months compensation depending on the time he/she has spent with

The Company.

A reasonable monthly vehicle allowance as approved by the Board of Directors at the Board’s discretion.

Annual paid vacation ranging from four to five weeks.

Reimbursement of authorized general business and travel expenses.

Relocation allowance in the event that the terms of employment require a move.

Incentive compensation as approved by the Company’s Board of Directors. After twelve months from the date of commencement of the primary term of the employment agreements each employee shall be entitled to any incentive compensation accrued up to the date of termination.

(*)	In the first six months of the employment contracts, no termination benefits accrue to the employees.

The Company neither had an employment agreement with Mr. Luca nor does it pay him a salary for his services as Interim Chief Executive Officer.

Mr. Ledbetter’s agreement provides for incentive compensation in the form of an option to purchase 1,000,000 shares at an exercise price of $0.43 per share.

Mr. Ntephe, was paid annual compensation of $60,000, in the form of consultancy fees for his services as Secretary until April 2008.   Mr. Ntephe became COO (and began acting as interim CEO) upon Mr. Luca’s resignation in April 2008. Mr. Ntephe is contracted in that capacity through ERHC’s holding company, ERHC Energy Cayman Limited.

Mr. Bovell became Vice President Corporate Development from May 1 2008.  Mr. Bovell is contracted in that capacity through EHRC’s holding company, ERHC Energy Cayman Limited.

Mr. Odobulu was employed by the Company in July 2006 and was placed under contract as shown above.

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

Name and Address	Shares of common stock Beneficially Owned(1)		Percentage Of Voting Power

Principal Shareholders
Chrome Oil Services LTD	202,785,727	(1)	27.6%
c/o No 22 Lobito, Wuse II
Abuja, Nigeria

Chrome Energy, LLC	103,305,706	(2)	14.0%
c/o No 22 Lobito Crescent, Wuse II,
Abuja, Nigeria.

First Atlantic Bank	60,641,821		8.2%
4/6 Adetokunboh Ademola Street
Victoria Island, Lagos
Sir Emeka Offor	310,296,433	(1)(2)	42.1%

Directors and Named Executive Officer
Nicolae Luca(5)	235,000		*
Andrew Uzoigwe(5)	265,000		*
Howard Jeter(5)	265,000		*
Clement Nwizubo(5)	205,000		*
Peter Ntephe(5)	388,889		*
James Ledbetter(4)	1,000,000		*

All directors and named exectuvie officer as a group (5 persons)	2,358,889		0..3%

*	Less than one percent.

(1)
The number of shares beneficially owned by each person or group as of November 30, 2008 (except where another date is indicated) includes shares of common stock that such person or group had the right to acquire on or within 60 days after that date, including, but not limited to, upon the exercise of options and vesting and release of restricted stock units. To our knowledge, except as otherwise indicated in the footnotes to this table and subject to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder’s name.

(2)
Includes warrants to purchase 2,500,000 shares of the Company’s common stock, of which 1,500,000 expire in October 2008 and have a $0.25 per share exercise price, and 1,000,000 expire in April 2009 and have a $0.25 per share exercise price.

(3)	Sir Emeka Offor is the beneficial owner of the shares held of record by Chrome Oil Services, Ltd., and Chrome Energy, LLC as the sole voting and investment power over these shares.

(4)	Includes 1,000,000 stock options with an exercise price of $0.43 per share that expire on December 18, 2009.

(5)	c/o Suite 1440, 5444 Westheimer Road, Houston, TX 77056

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

Exhibit 10.2*	Management and Administrative Services Agreement by and between Chrome Oil Services, Ltd. And the Company. (Incorporated by reference to Form 10-KSB filed September 24, 2001).
Exhibit 10.4*	Letter Agreement, dated November 29, 2004, by and between the Company and Chrome (incorporated herein by reference to Exhibit 10.1 of Form 8-K filed December 29, 2004).
Exhibit 10.5*	Promissory Note, dated December 15, 2004, made by the Company in favor of Chrome (incorporated herein by reference to Exhibit 10.2 of Form 8-K filed December 29, 2004).
Exhibit 10.6*	Promissory Note, dated December 15, 2004, made by the Company in favor of Chrome (incorporated herein by reference to Exhibit 10.3 of Form 8-K filed December 29, 2004).
Exhibit 10.7*	Employment Agreement with Ali Memon.
Exhibit 10.8*	Audit committee charter
Exhibit 10.9	Employment Agreement with James Ledbetter
Exhibit 10.10	May 21, 2001 Memorandum of Agreement made b/w DRSTP and ERHC
Exhibit 10.11	March 15, 2003 Memorandum of Agreement made b/w DRSTP and ERHC
Exhibit 10.12	April 2, 2003 Option Agreement b/w DRSTP and ERHC
Exhibit 10.13	Administrative Agreement b/w Nigeria/DRSTP and ERHC
Exhibit 10.14	Block 2 Participation Agreement March 2, 2006 b/w ERHC, Addax and Sinopec
Exhibit 10.15	Block 2 Participation Agreement August 11, 2004 b/w ERHC and Pioneer
Exhibit 10.16	Block 3 Participation Agreement February 16, 2006 b/w ERHC and Addax
Exhibit 10.17	Block 4 Participation Agreement November 17, 2005 b/w ERHC and Addax
Exhibit 10.18	Block 4 2nd Amendment to Participation Agreement March 14, 2006
Exhibit 10.19	Block 4 3rd Amendment to Participation Agreement July 14, 2006
Exhibit 10.20	Employment Agreement with Sylvan Odobulu
Exhibit 10.21	Employment Agreement with David Alan Bovell
Exhibit 10.22	Employment Agreement with Peter Ntephe
Exhibit 31.1	Certification Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed

SIGNATURES

In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on July 8, 2009 on its behalf by the undersigned, thereunto duly authorized.

ERHC Energy Inc.
By:	//s//Peter Ntephe
Peter Ntephe
Chief Operating Officer & Chief Executive Officer
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