Form 10-K/A
period 2007-09-30
ERHC Energy Inc
filed 2009-07-31
CIK 799235

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

EXPLANATORY NOTE

We filed our Annual Report on Form 10-K for the year ended September 30, 2007 on December 14, 2007 (the “Original Report”). We filed this Amendment No. 1 on Form 10-K/A (“Amendment 1”) on July 7,2008 solely to disclose additional information or revise disclosures based on comments from the Securities and Exchange Commission regarding the Original Report. No other changes to the Original Report were included in this Amendment No.1 other than to disclose additional information or revise disclosures in the Original report based on comments from the Securities and Exchange Commission. We are filing this Amendment No. 2 on Form 10-K/A solely to include Exhibits 10.9 through 10.19 that should have been included in  Amendment No. 1.

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

SIGNATURES

In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on July 31, 2009 on its behalf by the undersigned, thereunto duly authorized.

ERHC Energy Inc.
By:	//s//	Peter Ntephe
Peter Ntephe,
Chief Operating Officer and Interim Chief Executive Officer
	//s//	Sylvan Odobulu
Sylvan Odobulu
Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
//s// Howard Jeter	Director	July 31, 2009
Howard Jeter	Member Audit Committee
//s// Andrew Uzoigwe	Director	July 31, 2009
Andrew Uzoigwe	Member Audit Committee
//s// Clement Nwizubo	Director	July 31, 2009
Clement Nwizubo	Chairman Audit Committee