Form 10-Q
period 2009-06-30
ERHC Energy Inc
filed 2009-08-10
CIK 799235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark  One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 [Missing Graphic Reference]of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares of common stock, par value $0.0001 per share, outstanding as of July 31, 2009 was 722,688,550

ERHC ENERGY INC.

Part I. Financial Information		Page

Item 1.	Financial Statements	4

	Unaudited Consolidated Balance Sheets at June 30, 2009 and September 30, 2008	4

	Unaudited Consolidated Statements of Operations for the Three Months and Nine Months Ended June 30, 2009 and 2008, and for the period from inception, September 5, 1995, to June 30, 2009	5

	Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2009 and 2008, and for the period from inception, September 5, 1995, to June 30, 2009	6

	Notes to Unaudited Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4.	Controls and Procedures	20

Part II. Other Information

Item 1.	Legal Proceedings	21

Item 6.	Exhibits	23

	Signatures	24

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

The risks and uncertainties included here are not exhaustive.  Other sections of this report and the Company’s other filings with the U.S. Securities and Exchange Commission (“SEC”) include additional factors that could adversely affect the Company’s business, results of operations and financial performance.  Given these risks and uncertainties, investors should not place undue reliance on our statements concerning future intent.   Our statements included in this report speak only as of the date of this report.  The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any of our statements to reflect any change in its expectations with regard to the statements or any change in events, conditions or circumstances on which any forward-looking statements are based.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED BALANCE SHEETS
June 30, 2009 and September 30, 2008

	June 30, 2009	September 30, 2008

ASSETS

Current assets:
Cash and cash equivalents	$23,597,089	$26,581,069
Short-term Investment	-	5,175,943
Prepaid expenses and other	575,719	199,419
Deferred tax asset - current	2,018,398	2,018,398

Total current assets	26,191,206	33,974,829

DRSTP concession fee	2,839,500	2,839,500
Furniture and equipment, net	42,573	66,093
Long-term investment	3,175,738	-

Total assets	$32,249,017	$36,880,422

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$5,011,037	$5,025,794
Accrued board compensation	49,063	164,101
Accrued officer and consultants compensation	195,175	190,833
Accrued interest	10,101	8,719
Asset retirement obligation	485,000	485,000
Current portion of convertible debt	33,513	33,513

Total current liabilities	5,783,889	5,907,960

Commitments and contingencies:

Shareholders' equity:
Preferred stock, par value $0.0001; authorized 10,000,000; none issued and outstanding	-	-
Common stock, par value $0.0001; authorized 950,000,000 shares; issued and outstanding 722,688,550 and 722,238,569 shares at June 30, 2009 and September 30, 2008, respectively	72,269	72,224
Additional paid-in capital	92,070,478	91,964,474
Accumulated deficit	(65,677,619)	(61,064,236)

Total shareholders’ equity	26,465,128	30,972,462

Total liabilities and shareholders' equity	$32,249,017	$36,880,422

The accompanying notes are an integral part of the consolidated financial statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended June 30, 2009 and 2008 and for the Period
From Inception, September 5, 1995, to June 30, 2009

					Inception to
	Three Months Ended June 30,		Nine Months Ended June,		June 30,
	2008	2009	2008	2009	2009

Costs and expenses:
General and administrative	$820,462	$1,261,847	$2,994,433	$2,889,509	$71,232,190
Depreciation and depletion	8,330	8,616	22,118	25,847	1,442,348
Gain on sale of partial interest in DRSTP concession	-	-	-	-	(30,102,250)
Write-offs and abandonments	-	-	-	-	7,742,128

Total costs and expenses	(828,792)	(1,270,463)	(3,016,551)	(2,915,356)	(50,314,416)

Other income and (expenses):
Interest income	225,079	8,339	979,904	420,514	4,810,041
Loss from settlements	-	-	-	-	(247,690)
Other income	-	-	-	-	439,827
Interest expense	(460)	(461)	(1,382)	(1,383)	(12,128,288)
Provision for loss on deposits		(2,117,158)		(2,117,158)	(2,117,158)
Loss on extinguishment of debt	-	-	-	-	(5,749,575)

Total other income and expense	224,619	(2,109,280)	978,522	(1,698,027)	(14,992,843)

Income (loss) before benefit (provision) for income taxes	(604,173)	(3,379,743)	(2,038,029)	(4,613,383)	(65,307,259)

Benefit (provision) for income taxes:
Current	-	-	480,000	-	(1,330,360)
Deferred	-	-	(480,000)	-	960,000

Total provision for income taxes	-	-	-	-	(370,360)

Net loss	$(604,173)	$(3,379,743)	$(2,038,029)	$(4,613,383)	$(65,677,619)

Net loss per common share -Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of shares of common shares outstanding- Basic and diluted	722,238,569	722,688,550	722,164,116	722,500,657

The accompanying notes are an integral part of the consolidated financial statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended June 30, 2009 and 2008 and for the Period From
Inception, September 5, 1995 to June 30, 2009

			Inception to
	Nine Months Ended June 30,		June 30,
	2008	2009	2009

Cash Flows From Operating Activities
Net income (loss)	$(2,038,029)	$(4,613,383)	$(65,677,619)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and depletion expense	22,118	25,847	1,442,348
Provision for loss on deposits	-	2,117,158	2,117,158
Write-offs and abandonments	-	-	7,742,128
Deferred income taxes	480,000	-	(2,018,398)
Compensatory stock options	48,460	-	1,308,240
Gain from settlement	-	-	(252,310)
Gain on sale of partial interest in DRSTP concession	-	-	(30,102,250)
Amortization of beneficial conversion feature associated with convertible debt	-	-	2,793,929
Amortization of deferred compensation	-	-	1,257,863
Loss on extinguishment of debt	-	-	5,682,368
Stock issued for services	-	-	20,897,077
Stock issued for settlements	-	-	225,989
Stock issued for officer bonuses	-	-	5,015,000
Stock issued for interest and penalties on convertible debt	-	-	10,631,768
Stock issued for board compensation	88,500	33,600	2,098,649
Investment income	-	(116,954)	(292,897)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(34,504)	(376,301)	(575,717)
Income tax refundable	(480,000)	-	-
Accounts payable and other accrued liabilities	(146,024)	(13,374)	(2,782,614)
Accounts payable and accrued liabilities, related party	(230,339)	(38,246)	316,689
Accrued interest - related party	1,382	-	-
Accrued retirement obligation	-	-	485,000

Net cash used by operating activities	(2,288,436)	(2,981,653)	(39,687,599)

The accompanying notes are an integral part of these consolidated financial statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended June 30, 2009 and 2008 and for the Period From
Inception, September 5, 1995 to June 30, 2009

			Inception to
	Nine Months Ended June 30,		June 30,
	2008	2009	2009

Cash Flows From Investing Activities
Cash restricted as long-term investment	$-	$-	$(5,000,000)
Purchase of DRSTP concession	-	-	(5,679,000)
Proceeds from sale of partial interest in DRSTP concession	-	-	45,900,000
Purchase of furniture and equipment	(32,047)	(2,327)	(911,698)

Net cash provided (used) by investing activities	(32,047)	(2,327)	34,309,302

Cash Flows From Financing Activities:
Proceeds from warrants exercised	-	-	160,000
Proceeds from common stock, net of expenses	-	-	6,955,049
Proceeds from line of credit, related party	-	-	2,750,000
Proceeds from non-convertible debt, related party	-	-	158,700
Proceeds from convertible debt, related party	-	-	8,207,706
Proceeds from sale of convertible debt	-	-	9,019,937
Proceeds from bank borrowing	-	-	175,000
Proceeds from stockholder loans	-	-	1,845,809
Proceeds from stock subscription receivable	-	-	913,300
Repayment of shareholder loans	-	-	(1,020,607)
Repayment of long-term debt	-	-	(189,508)

Net cash provided by financing activities	-	-	28,975,386

Net increase (decrease) in cash and cash equivalents	(2,320,483)	(2,983,980)	23,597,089

Cash and cash equivalents, beginning of period	34,721,933	26,581,069	-

Cash and cash equivalents, end of period	$32,401,450	$23,597,089	$23,597,089

The accompanying notes are an integral part of the consolidated financial statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation and Business Organization

The consolidated financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods on a basis consistent with the annual audited financial statements.  All such adjustments are of a normal recurring nature.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year.  Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although ERHC Energy Inc. (“ERHC” or the “Company”) believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended September 30, 2008.

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

The Company holds cash deposits in various domestic and international Financial institutions. In February 2009, certain restrictions were placed on one such Financial institution where the company has investments in certificates of deposit, and a receiver was appointed to takeover the institution. Management has ceased accruing interest on the balances. The amounts, totaling $5,292,897 was reclassified as non-current assets in the Level 3 category under FAS 157. At June 30, 2009, the receiver cannot accurately predict the amount of any recovery that might occur or when depositors might receive any recovery. The management has established a preliminary loss reserve of $2,117,158 leaving the remaining balance as non-current assets in Level 3 category under FAS 157.

Note 3 - Sao Tome Concession

In April 2003, the Company and the Democratic Republic of Sao Tome and Principe (“DRSTP”) entered into an Option Agreement (the “2003 Option Agreement”) in which the Company relinquished certain financial interests in the JDZ in exchange for exploration and production rights in the JDZ.  The Company additionally entered into an Administration Agreement with the Nigeria-Sao Tome and Principe Joint Development Authority (“JDA”).  The administration agreement is the formal agreement by the JDA that it will fully implement ERHC’s preferential rights to working interests in the JDZ acreage as set forth in the 2003 Option Agreement and describes certain procedures regarding the exercising of these rights.  ERHC retained under a previous agreement the following rights to participate in exploration and production activities in the Sao Tome and Principe Exclusive Economic Zone (“EEZ”) subject to certain restrictions:  (a) the right to receive up to two blocks of ERHC’s choice and (b) the option to acquire up to a 15% paid working interest in up to two blocks of ERHC’s choice in the EEZ.  The Company would be responsible for its proportionate share of exploration and exploitation costs in the EEZ blocks.

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
ERHC shall assign 33.3% (Note) of participating interest to Addax Petroleum Nigeria (Offshore 2) Limited (“Addax Petroleum”) (leaving ERHC with a 26.7% participating interest).

Consideration from Addax Petroleum to ERHC for the interest to be acquired by Addax Petroleum is fixed at $18 million.

In addition, Addax Petroleum  to pay all of ERHC’s future costs for petroleum operations (“the carried costs”) in respect of ERHC’s retained interest in Block 4.

Addax Petroleum is entitled to 100% of ERHC’s allocation of cost oil plus up to 50% of ERHC’s allocation of profit oil until Addax Petroleum recovers 100% of ERHC’s carried costs.

(Note)
By an Amendment to the Participation Agreement dated February 23 2006, ERHC and Addax Petroleum amended the Participation Agreement so that the assigned interest to Addax Petroleum would be changed  to 33.3%.  By a second Amendment to the Participation Agreement, entered into on March 14 2006, ERHC and Addax Petroleum amended the Participation Agreement so that the assigned interest to Addax Petroleum would be 33.3% and ERHC’s participating interest would be 26.7%.  By a third Amendment to the Participation Agreement dated April 11 2006, ERHC and Addax Petroleum agreed that if Godsonic, a third party, did not meet financial and other obligations for the transfer of 9% of ERHC’s participating interest to Godsonic (and was foreclosed from all claims to the 9%), ERHC would transfer 7.2% out of the 9% interest to Addax Petroleum so that Addax Petroleum’s participating interest would be 40.5% in aggregate and ERHC’s participating interest would be 19.5% in aggregate.  The amount of fresh consideration to accrue from Addax Petroleum to ERHC for the transfer of the 7.2% is not stated in the third Amendment to the Participation Agreement.  On July 15, 2008, The London Court of International Arbitration (LCIA) confirmed that under the Participation Agreement between parties no further consideration is payable by Addax Petroleum to ERHC for Addax Petroleum’s 7.2% share of the 9%.   Following the ruling by the LCIA, ERHC’s share of JDZ Block 4 increased from 17.7 percent to 19.5%. The combined share of JDZ Block 4 held by ERHC and Addax Petroleum under the Participation Agreement is 60%.

Note 4 – Income Taxes

At June 30, 2009, the Company had a consolidated net operating loss carry-forward (“NOL”) of approximately $6,700,000 expiring through 2029. The NOLs are subject to certain limitations under the Internal Revenue Code of 1986, as amended, including Section 382 of the Tax Reform Act of 1986. During the fiscal year ended September 30, 2006, the Company recognized a significant gain on the sale of various participation interests. This gain utilized a substantial portion of the Company’s NOLs and such NOLs were adjusted to remove losses limited under Section 382.

The composition of deferred tax assets and the related tax effects at June 30, 2009 and September 30, 2008 are as follows:

	June 30, 2009	September 30, 2008

Net operating losses	$2,266,852	$1,430,118
Deferred tax asset	2,018,398	2,018,398
Allowance for loss on deposits	719,834
Accrual for asset retirement	164,900	164,900

Total deferred tax assets	5,169,984	3,613,416
Valuation allowance	(3,151,586)	(1,595,018)

Net deferred tax assets	$2,018,398	$2,018,398

The difference between the income tax benefit (provision) in the accompanying consolidated statements of operations and the amount that would result if the U.S. federal statutory rate of 34% were applied to pre-tax income (loss) for the three and nine months ended June 30, 2009 and 2008, is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2009	2008	2009

Benefit at federal statutory rate	$205,199	$1,149,112	$692,930	$1,568,550
Non-deductible stock based compensation	(16,476)	-	(16,476)	-
Non-deductible penalties		(11,982)		(11,982
Change in valuation allowance	(188,723)	(1,137,130)	(676,454)	(1,556,568)

Provision for income taxes	$-	$-	$-	$-

In preparing the Company’s consolidated financial statements, the Company assesses the likelihood that its deferred tax assets will be realized from future taxable income. The Company establishes a valuation allowance if it determines that it is more likely than not that some portion of the deferred tax assets will not be realized. Changes in the valuation allowance, when recorded, would be included in its consolidated statements of operations as a provision for (benefit from) income taxes. The Company exercises significant judgment in determining its provisions for income taxes, its deferred tax assets and liabilities and its future taxable income for purposes of assessing its ability to utilize any future tax benefit from its deferred tax assets. During 2009, the Company assessed the need for a valuation allowance against its deferred tax assets. The deferred tax asset valuation allowance was $3,151,586 as of June 30, 2009. The valuation allowance relates to the net operating losses and certain deductions that may not be realized for tax purposes.

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

ERHC’s attorneys, Akin Gump Strauss Hauer & Feld LLP, are assisting ERHC in responding to the subpoenas.

JDZ Blocks 5 & 6.

On November 3, 2008, the Company filed a suit in Nigeria to prevent any tampering with its rights in JDZ Blocks 5 and 6. The lawsuit comes after the JDA and the Joint Ministerial Council (JMC) of the Nigeria-Săo Tomé and Príncipe JDZ failed to give a satisfactory response to the Company’s letters seeking clarification on the Company’s rights in JDZ Blocks 5 and 6 following media reports stating that the JMC had approved  the Company’s removal from the Blocks. The Company was awarded a 15% working interest in each of the Blocks in a 2005 bid/licensing round conducted by the JDA, following the exercise by ERHC of preferential rights in the Blocks as guaranteed by contract and treaty.  If the Company fails to prevail in its lawsuit, there could be significant adverse affects on the Company’s future planned operations in JDZ Blocks 5 and 6.

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

Note 6 – Subsequent Events

The Company evaluated all subsequent events to June 30, 2009 through August 10, 2009 and concluded that there are no significant or material transactions to be reported for the period from July 1, 2009 to August 10, 2009.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s unaudited consolidated financial statements (including the notes thereto) and Item 1A of Part II, “Risk Factors,” included elsewhere in this report and the Company’s audited consolidated financial statements and the notes thereto, Item 7, “Management’s Discussion and Analysis of Financial Condition and Plan of Operations” and Item 1A, “Risk Factors” included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended September 30, 2008.  The Company’s historical results are not necessarily an indication of trends in operating results for any future period.   References to “ERHC” or the “Company” mean ERHC Energy Inc., a Colorado corporation, and, unless expressly stated or the context otherwise requires, its wholly owned subsidiary.

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

JDZ - ERHC has working interests in six of the nine Blocks in the JDZ, a 34,548 square kilometer area approximately 200 kilometers off the coastline of Nigeria and Săo Tomé & Principe that is adjacent to several large petroleum discovery areas.  With regard to drilling in the JDZ, the Joint Development Authority (JDA), which was set up by the governments of Nigeria and Sāo Tomé & Principe to administer the JDZ, has approved the budgets for drilling in  JDZ Blocks 2, 3, and 4 in which ERHC has interests. The JDA also has approved well locations in the three Blocks. Development of ERHC’s assets in the Joint Development Zone remains the principal focus of this company and management continues to concentrate time, energies and resources on accomplishing that objective.

During the quarter, significant progress occurred on the drilling timeline for the JDZ. Addax Petroleum, the operator (and ERHC’s consortium partner) in Block 4, advised that deepwater Pathfinder drillship should arrive in August 2009 to enable Addax Petroleum  to start exploration in the Deepwater Gulf of Guinea.  ERHC holds a 19.5 percent working interest in Block 4.  Also, Sinopec JDZ Block 2 Limited notified the Joint Development Authority of its intention to commence drilling in August  2009 in JDZ Block 2 where ERHC holds a 22 percent working interest. Substantial and positive developments towards exploration have also occurred in JDZ Block 3 in which ERHC holds 10 percent interest.  ERHC expects significant announcements from the Operator of the block in due course.

EEZ - The government of Săo Tomé & Principe has awarded ERHC rights to participate in exploration and production activities in the EEZ, which encompasses an area of approximately 160,000 square kilometers.   These rights were granted in a May 21, 2001 Memorandum of Agreement made between the DRSTP and the Company. The Company’s rights in the EEZ expire on October 1, 2024 provided that if the company has a producing working interest in any of the EEZ Block(s) at October 1, 2024, the Company’s rights extend in such Block(s), as long as the Block(s) remains in production.

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

In February 2009, an independent engineering firm Netherland Sewell and Associates, Inc. (“NSA”) completed an independent assessment of the Company’s unrisked and risked prospective resources in three of the six Joint Development Zone (JDZ) Blocks in which the Company has interests. The NSA report examines oil prospects in JDZ Blocks 2, 3 and 4 and the findings are presented in “Analysis of Risked and Unrisked Resources ”  on page 20 of this Quarterly Report.

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

Operations in JDZ Block 4

ERHC’s consortium partner Addax Petroleum is the operator of JDZ Block 4. WesternGeco’s interpretation of seismic data indicates significant recoverable reserves in JDZ Block 4.  However whatever the interpretation, seismic data and visualization techniques are not conclusive in determining if hydrocarbons are present in economically producible amounts. Addax Petroleum has secured JDA approval to explore the Kina Prospect. Addax Petroleum previously announced that it signed an agreement with a subsidiary of Transocean Ltd. for the provision and operation of the Deepwater Pathfinder drillship to commence its exploration drilling campaign in the Deepwater Gulf of Guinea. As of July 27, 2009, Addax Petroleum had announced that it expects to take delivery of the Deepwater Pathfinder in August 2009 and intends to commence the consecutive drilling of four wells, the first of which is the Kina prospect in Block 4 of the JDZ.  ERHC holds a 19.5 percent working interest in JDZ Block 4.

Operations in JDZ Block 3

Anadarko Petroleum is the operator of JDZ Block 3. WesternGeco’s interpretation of seismic data indicates significant recoverable reserves in JDZ Block 3.  However whatever the interpretation, seismic data and visualization techniques are not conclusive in determining if hydrocarbons are present in economically producible amounts. On August 8, 2007, Anadarko presented the initial proposals for exploration well locations for the Block. The Joint Development Authority has approved drilling at the Lemba Prospect. ERHC holds a 10 percent working interest in JDZ Block 3

Operations in JDZ Block 2

ERHC’s consortium partner Sinopec is the operator in JDZ Block 2 in which ERHC holds a 22 percent working interest. WesternGeco’s interpretation of seismic data indicates significant recoverable reserves in JDZ Block 2.  However whatever the interpretation, seismic data and visualization techniques are not conclusive in determining if hydrocarbons are present in economically producible amounts. The JDA has approved drilling at the Tome Prospect in Block 2.  In 2007, Addax and Sinopec jointly entered into an agreement with a subsidiary of Aban Offshore Limited for the provision of the deepwater drillship, the Aban Abraham, which had recently been refurbished and upgraded in Singapore. Continuing delays with the Aban Abraham caused Addax and Sinopec to seek other deepwater drill ships.  Sinopec intends to use the drillship Sedco 702 for drilling in JDZ Block 2. Sinopec JDZ Block 2 Limited has notified the JDA of its intent to commence drilling in August 2009 in JDZ Block 2.  Sinopec believes that drillship Sedco 702 might be available for drilling in JDZ Block 2 around August 20, 2009.

Background of the JDZ

In the spring of 2001, the governments of Săo Tomé & Principe and Nigeria reached an agreement over a long-standing maritime border dispute. Under the terms of the agreement, the two established the Joint Development Zone to govern commercial activities within the disputed boundaries. The JDZ is administered by a Joint Development Authority (JDA) which oversees all future exploration and development activities in the JDZ. The remaining claimed waters of Săo Tomé & Principe are known as the Exclusive Economic Zone (EEZ). Revenues derived from the JDZ will be shared 60/40 between the governments of Nigeria and Săo Tomé & Principe, respectively.

Background of the EEZ

The Săo Tomé & Principe Exclusive Economic Zone (“EEZ”) describes waters of Săo Tomé that encompasses an area of approximately 160,000 square km. It is measured from claimed archipelagic baselines — territorial sea: 12 nautical miles, exclusive economic zone: 200 nautical miles. It is the largest in the Gulf of Guinea. Ocean water depths around the two islands exceed 5,000 feet, depths that have only become feasible for oil production over the past few years; however, oil and gas are produced in the neighboring countries of Nigeria, Equatorial Guinea, Gabon and Congo.  The African coast is less than 400 nautical miles offshore, which means the exclusive economic zones of the concerned countries overlap.

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

Results of Operations

Three Months Ended June 30, 2009 Compared with Three Months Ended June 30, 2008

General and administrative expenses increased from $820,462 in the three months ended June 30, 2008 to $1,261,847 in the three months ended June 30, 2009.  This increase came despite an ongoing effort to reduce operating expenses and was due primarily to an increase in legal expenses as the Company pressed its legal options in protecting its interests in JDZ Blocks 5 and 6. See “Legal Proceedings” in Item 1 of Part II of this report.

During the three months ended June 30, 2009, the Company had a net loss of $3,379,743 compared with a net loss of $604,173 for the three months ended June 30, 2008.  The increase in loss was attributable to the increase in legal fees described above and the Company’s decision to make a $2,117,158 provision for loss against deposits, totaling $5,292,897,  in a financial institution that has been placed in receivership. Additionally, interest income decreased from $225,079 in the three months ended June 30, 2008 to $8,339 in the three months ended June 30, 2009, due to a decline in cash balance maintained by the Company,  a general decline in interest rates and loss of interest income as the Company switched from an interest bearing but not guaranty deposits to non interest bearing but guaranty deposits accounts.

Nine Months Ended June 30, 2009 Compared with Nine Months Ended June 30, 2008

General and administrative expenses decreased from $2,994,433 in the nine months ended June 30, 2008 to $2,889,509 in the nine months ended June 30, 2009.   During the nine months ended June 30, 2009, the Company had a net loss of $4,613,383 compared with a net loss of $2,038,029 for the nine months ended June 30, 2008.  The increase in loss was attributable to the Company’s decision to make a $2,117,158 provision for loss against deposits, totaling $5,292,897, in a financial institution that has been placed in receivership. Additionally, interest income decreased from $979,904 in the nine months ended June 30, 2008 to $420,514 in the nine months ended June 30, 2009, due to a decline in cash balance maintained by the Company, a general decline in interest rates and loss of interest income as the Company switched from an interest bearing but not guaranty deposits to non interest bearing but guaranty deposits accounts.

Liquidity and Capital Resources

As of June 30, 2009, the Company had $23,597,089 in cash and cash equivalents and short-term investments and positive working capital of $20,407,317.  Management believes that this cash position should be sufficient to support the Company’s working capital requirements for more than 12 months.

Off-Balance Sheet Arrangements

At June 30, 2009, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on its financial condition or results of operations.

Debt Financing Arrangements

At June 30, 2009, the Company had short-term debt of $33,513 bearing interest at 5.5% per year payable to an individual. The Company had other current liabilities of $5,750,376 including related party liabilities as follows: $195,175 in compensation due to certain officers and key employees, and $49,063 owed to the Company’s board of directors for directors’ fees. Included in current liabilities is also a $4,803,750 liability to Feltang International Inc. that will be satisfied upon issuance of 5,250,000 shares of common stock.

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

(1)Totals are the arithmetic sum of multiple probability distributions. Totals may not add because of rounding.

Below is a brief glossary of what the terms mean:

Oil volumes are expressed in thousands of barrels (MBBL).

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

As of June 30, 2009, all of the Company's operations were located outside the United States.  The Company’s primary assets are agreements with DRSTP and the JDA, which provide ERHC with rights to participate in exploration and production activities in the Gulf of Guinea off the coast of central West Africa.  This geographic area of interest is controlled by foreign governments that have historically experienced volatility, which is out of management’s control. The Company’s ability to exploit its interests in the agreements in this area may be impacted by this circumstance.

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

Item 4. Controls and Procedures

The Company’s Chief Operating Officer and Acting Chief Executive Officer and Principal Accounting Officer participated in an evaluation by management of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2009.  Based on their participation in that evaluation, the Company’s Chief Executive Officer and Principal Accounting Officer concluded that as of June 30, 2009, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that ERHC files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure under the Exchange Act. ERHC officers also concluded at June 30, 2009 that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms.

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

Our operations and financial results are subject to various risks and uncertainties that could affect our business, financial condition, results of operations, and trading price of our common stock, including but not limited to, failing financial institutions.  Please refer to our annual report on Form 10-K/A for fiscal year 2008 for additional information concerning these and other uncertainties that could negatively impact the Company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not make any sales of unregistered securities during the third quarter of Fiscal 2009.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to A Vote of Security Holders

None.

Item 5. Other Information

On July 10, ERHC reported on Form 8-K that Mr. Clement Nwizubo, a director of the Company, had unexpectedly passed away.  Mr. Nwizubo was a valued director, chairperson of ERHC’s audit committee and the designated financial expert of the audit committee.   The Company is saddened by this development and is currently seeking a replacement for Mr. Nwizubo.

Item 6. Exhibits

Signitures

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

ERHC Energy Inc.

Name	Title	Date

/s/ Peter Ntephe	Chief Operating Officer , and	August 10, 2009
Peter Ntephe	Acting Chief Executive Officer

/s/ Sylvan Odobulu	Controller	August 10, 2009
Sylvan Odobulu	Principal Accounting Officer