Form 10-K/A
period 2007-09-30
ERHC Energy Inc
filed 2009-08-13
CIK 799235

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

SIGNATURES

In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on August 11, 2009 on its behalf by the undersigned, thereunto duly authorized.

ERHC Energy Inc.
By:	//s//	Peter Ntephe
Peter Ntephe,
Chief Operating Officer and Interim Chief Executive Officer
	//s//	Sylvan Odobulugo
Sylvan Odobulu
Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
//s// Howard Jeter	Director	August 11, 2009
Howard Jeter	Member Audit Committee
//s// Andrew Uzoigwe	Director	August 11, 2009
Andrew Uzoigwe	Member Audit Committee