Form 10-K
period 2009-09-30
ERHC Energy Inc
filed 2009-12-14
CIK 799235

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2009

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 31, 2009 was $128,313,100.

On November 30, 2009, the registrant had 722,688,569 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held in 2010 are incorporated by reference into Part III.

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

PART I

Item 1 – Business

Overview

ERHC Energy Inc., a Colorado corporation, (“ERHC” or the “Company”) was incorporated in 1986 and was engaged in a variety of businesses until 1996, when it began its current operations.  The Company’s goal is to maximize its value through exploration and exploitation of oil and gas reserves in the Gulf of Guinea offshore of central West Africa including its rights to working interests in exploration acreage in the Joint Development Zone (“JDZ”) between the Democratic Republic of Sao Tome and Principe (“DRSTP or “Tome”) and the Federal Republic of Nigeria (“FRN or “Nigeria”) and in the exclusive territorial waters of Sao Tome (the “Exclusive Economic Zone” or “EEZ”). ERHC does not directly carry out the exploration and production operations in the JDZ  but is relying on reputable technical operators with whom the Company has entered into partnership relationships, such as Addax Petroleum Inc. and Sinopec Corporation to carry out those operations. The Company has formed relationships with these upstream oil and gas companies to assist the Company in exploiting its assets in the JDZ. The Company currently has no other operations but is exploring opportunities in other areas of the Oil and Gas industry, including supply and trading.

Our business strategy is to farm out our rights to working interests in the JDZ and EEZ to entities which we believe are established, well capitalized Oil and Gas  operators for upfront cash payments and negotiate contracts with them to carry our share of the capital costs.  This has been done successfully on Blocks 2, 3 and 4 and resulted in cash proceeds of $45.9 million.  We will continue this approach for JDZ Blocks 5, 6 and 9 as well as the EEZ. We are also pursuing other business development activities in the broad petroleum and related industries.

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

This exercise of ERHC’s rights was subject to the condition that if no license is awarded or a license is awarded and subsequently withdrawn by the JDA prior to the commencement of operations, ERHC shall be entitled to receive its working interest in that block in a future license awarded for that block.

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

On March 15, 2006, Godsonic and ERHC (on behalf of the ERHC/Addax consortium) entered into an agreement wherein ERHC agreed to assign 9% of its interest in Block 4 to Godsonic subject to certain stipulated financial and other conditions to be fulfilled by Godsonic. On April 11, 2006, ERHC and Addax entered by an amendment  to the Participation Agreement, agreed that Addax would acquire 7.2% of the 9% interest in the event that Godsonic failed to meet agreed upon conditions and foreclosed from the claims to the 9% interest. This would give Addax a total of 40.5% interest and ERHC 19% in Block 4.

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

On June 24, 2009, Addax Petroleum Corporation announced that it has entered into a definitive agreement with Sinopec pursuant to which Sinopec had agreed, subject to the terms of the Support Agreement, to make an offer to acquire all of the outstanding common shares of Addax Petroleum.  On August 24, 2009, the sale of Addax Petroleum Corporation to Sinopec was finalized.

Current Business Operations

ERHC’s operations are currently focused in the Gulf of Guinea, off the coast of central West Africa. ERHC believes this region has the possibility of significant oil reserves. ERHC has worked to realize the value of the assets it has acquired in this region.  The Company’s current holdings include those below, details of which can be found at the link: http://www.erhc.com

JDZ – ERHC has interests in six of the nine Blocks in the JDZ, a 34,548 square kilometer area approximately 200 kilometers off the coastline of Nigeria and Săo Tomé & Principe that is adjacent to several large petroleum discovery areas.

EEZ – The government of Săo Tomé & Principe has awarded ERHC rights to participate in exploration and production activities in the EEZ, which encompasses an area of approximately 160,000 square kilometers. These rights were granted in a May 21, 2001 Memorandum of Agreement made between the DRSTP and the Company. The Company’s rights in the EEZ expire on October 1, 2024 or, if the company has a producing working interest in any Block(s) at October 1, 2024, the Company’s rights extend in such Block(s), as long as the Block(s) remains in production.

Operations in the JDZ

ERHC has interests in six of the nine Blocks in the JDZ, as follow

•	JDZ Block 2: 22.0% Working interest percentage

•	JDZ Block 3: 10.0% Working interest percentage

•	JDZ Block 4: 19.5% Working interest percentage

•	JDZ Block 5: 15.0% Working interest percentage

•	JDZ Block 6: 15.0% Working interest percentage

•	JDZ Block 9: 20.0% Working interest percentage

The working interest represents ERHC’s share of all the hydrocarbon production from the blocks and obligates ERHC to pay a corresponding percentage of the costs of drilling, production and operating the blocks. These costs in blocks 2, 3 and 4 are currently being carried by the operators until production, whereupon the operators will recover their costs from the production revenues.

In early 2008, Addax Petroleum, an experienced exploration and production company that has participation agreements with ERHC in JDZ Blocks 2, 3 and 4, publicly disclosed seismic images and maps showcasing the prospectivity of its JDZ interests.  This seismic was compiled by Geco-Prakla (now WesternGeco) in 1999 when WesternGeco shot a 2D seismic survey of approximately 5,900km covering the major part of the JDZ. Interpretation carried out by WesternGeco has led to the identification of 56 prospective structures within Blocks 1 to 9 in the JDZ, of which 17 were defined as prospects and 39 as leads. WesternGeco used reservoir parameters similar to those known from nearby fields in Nigeria and Equatorial Guinea. Combined recoverable reserves potential of the 17 prospects was estimated by WesternGeco. The scope of the WesternGeco report was to interpret and map seismic data, highlight prospectivity, and calculate volumetrics.

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

Operations in JDZ Block 4

ERHC’s consortium partner Addax Petroleum is the operator of JDZ Block 4. WesternGeco’s interpretation of seismic data indicates significant recoverable reserves in JDZ Block 4; however, even when properly interpreted, seismic data and visualization techniques are not conclusive in determining if hydrocarbons are present in economically producible amounts. On August 26, 2009, the Company announced that exploratory drilling was underway in Block 4 and that Addax Petroleum Corporation had spudded  the Kina Prospect. The drilling campaign is being conducted by Addax using Transocean’s Deepwater Pathfinder, a fifth generation dynamically positioned deepwater drilling rig capable of drilling in water depths up to 3,048 meters.

On November 9, 2009 the Company announced commencement of exploratory drilling at the Malanza 1X well in Block 4. It is the second well drilled in JDZ Block 4 in the comprehensive drilling campaign that began in August.

Operations in JDZ Block 3

Anadarko Petroleum was originally the operator of JDZ Block 3. In 2009, Addax acquired Anadarko’s stake in JDZ Block 3 from Anadarko and became the operator of the Block.

Following the initial drilling operation in Block 4 of the Kina Prospect, Addax moved the Deepwater Pathfinder to the Lemba 1X well location in JDZ Block 3 in which ERHC has a 10 percent interest. Exploratory drilling at Lemba 1X commenced October 2009 and was completed in early November.  A comprehensive analysis that incorporates the drilling results into relevant geologic and fluid models is being carried out. The information from these wells is helping the exploration team understand the geology and hydrocarbon potential of the various prospects being drilled and provides valuable insight into the prospectively of the entire area.

Operations in JDZ Block 2

On August 19, 2009, ERHC announced that its technical partner, Sinopec Corp., was taking possession of the SEDCO 702 semi-submersible drilling rig to drill the Bomu-1 Prospect in Block 2. The Bomu-1 prospect is one of several prospects in JDZ Block 2 identified from 3-D seismic analysis and interpretation

The Bomu-1 was spudded by Sinopec at the end of August and in October 2009 the Company announced that Sinopec had completed exploratory drilling at the Bomu-1 well location. A comprehensive analysis that incorporates the drilling results into relevant geologic and fluid models is being carried out. The information from these wells is helping the exploration team understand the geology and hydrocarbon potential of the various prospects being drilled and provides valuable insight into the prospectivity of the entire area.

General Information on Current Operations in Blocks 2, 3 and 4

Exploration in the JDZ is currently being driven by our technical partners, Addax and Sinopec.  In addition, ERHC has interests in more JDZ Blocks than any other company.  Management believes that the start of exploratory drilling in the Blocks is the third step in a five step process towards realizing the Company’s assets in those Blocks.
Management understands that each step in the  process takes considerable expertise and any resulting production, if in commercial quantities, may considerably enhance shareholder value. No guarantees can be given at this stage that there will be production in commercial quantities.

Management also understands that analyzing drilling results and incorporating them into the relevant geologic and fluid models takes time. Further, moving from field appraisal and development onto production takes time. As has been the practice in the JDZ, accurate, material information on the progress in the JDZ Blocks will emanate from the operators or the JDA.  ERHC will publish such information in a timely manner in accordance with our contractual and regulatory obligations.

Background of the JDZ

In the spring of 2001, the governments of Săo Tomé & Principe and Nigeria reached an agreement over a long-standing maritime border dispute. Under the terms of the agreement, the two established the JDZ to govern commercial activities within the disputed boundaries. The JDZ is administered by the JDA which oversees all future exploration and development activities in the JDZ. The remaining claimed territorial waters of Săo Tomé & Principe are known as the EEZ. Revenues derived from the JDZ will be shared 60/40 between the governments of Nigeria and Săo Tomé & Principe, respectively.

Background of the EEZ

The government of Săo Tomé & Principe has awarded ERHC rights to participate in exploration and production activities in Săo Tomé & Principe’s EEZ. ERHC’s rights include the following:

•	The right to receive up to two blocks of ERHC’s choice; and

•	The option to acquire up to a 15 percent paid working interest in another two blocks of ERHC’s choice.

ERHC would be responsible for its proportionate share of exploration and exploitation costs in the EEZ blocks.

The EEZ describes  waters of Săo Tomé that encompasses an area of approximately 160,000 square km. It is measured from claimed archipelagic baselines — territorial sea: 12 nautical miles, exclusive economic zone: 200 nautical miles. It is the largest such area in the Gulf of Guinea. Ocean water depths around the two islands exceed 5,000 feet, depths that have only become feasible for oil production in the past few years; however, oil and gas are produced in the neighboring countries of Nigeria, Equatorial Guinea, Gabon and Angola.  The African coast is less than 400 nautical miles offshore, which means the Exclusive Economic Zones of the concerned countries overlap.

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

	1b. Sinopec International Petroleum and Production Corporation	Consideration from Sinopec to ERHC for the 28.67% interest (the “SINOPEC assigned interest”) is $13.6 million.

	2a. Addax Energy Nigeria Limited (Note 2)	Consideration from Addax to ERHC for the 14.33% interest (the “Addax assigned interest”) is $6.8 million

	2b. Addax Petroleum Corporation (Note 2)	In addition, Sinopec and Addax to pay all of ERHC’s future costs for petroleum operations (“the carried costs”) in respect of the 22% interest retained by ERHC (the “retained interest”) in Block 2.

3. ERHC Energy Inc
Sinopec and Addax are entitled to 100% of ERHC’s allocation of cost oil plus up to 50% of ERHC’s allocation of profit oil from the retained interest on Block 2 until Sinopec and Addax Sub recover 100% of  ERHC’s  carried costs

JDZ Block 3 Participation Agreement
Date of Participation Agreement	Parties	Key Terms

15 February 2006	1. ERHC Energy Inc	ERHC assigns 15% of participating interest to Addax Petroleum Resources Nigeria Limited (“Addax Sub”) leaving ERHC with a 10% participating interest.

	2a.Addax Petroleum Resources Nigeria Limited (Note 2)	Consideration from Addax Sub to ERHC for the 15% acquired interest is $7.5 million.

	2b.Addax Petroleum Corporation (Note 2)	In addition, Addax to pay all of ERHC’s future costs for petroleum operations as in respect of the 10% interest retained by ERHC in Block 3.

Addax Sub is entitled to 100% of ERHC’s allocation of cost oil plus up to 50% of ERHC’s allocation of profit oil until Addax Sub recovers 100% of the carried costs

Particulars of Participating Agreements

JDZ Block 4 Participation Agreement
Date	Parties	Key Terms

17 November 2005 (Note1)	1. ERHC Energy Inc	ERHC shall assign 33.3% (Note) of participating interest to Addax Petroleum Nigeria (Offshore 2) Limited (“Addax”) (leaving ERHC with a 26.7% participating interest).

	2a. Addax Petroleum Nigeria (Offshore 2) Limited (Note 2)	Consideration from Addax Sub to ERHC for the interest to be acquired by Addax is fixed at $18 million.

	2b. Addax Petroleum NV (Note 2)	In addition, Addax to pay all of ERHC’s future costs for petroleum operations (“the carried costs”) in respect of ERHC’s retained interest in Block 4.

Addax is entitled to 100% of ERHC’s allocation of cost oil plus up to 50% of ERHC’s allocation of profit oil until Addax recovers 100% of ERHC’s carried costs.

Note 1 – By an Amendment to the Participation Agreement dated February 23 2006, ERHC and Addax amended the Participation Agreement so that the assigned interest to Addax would be changed to 33.3%.  By a second Amendment to the Participation Agreement, entered into on March 14 2006, ERHC and Addax amended the Participation Agreement so that the assigned interest to Addax would be 33.3% and ERHC’s participating interest would be 26.7%.  By a third Amendment to the Participation Agreement dated April 11 2006, ERHC and Addax agreed that if Godsonic, a third party, did not meet financial and other obligations for the transfer of 9% of ERHC’s participating interest to Godsonic (and was foreclosed from all claims to the 9%), ERHC would transfer 7.2% out of the 9% interest to Addax so that Addax’s participating interest would be 40.5% in aggregate and ERHC’s participating interest would be 19.5% in aggregate.  The amount of fresh consideration to accrue from Addax to ERHC for the transfer of the 7.2% is not stated in the third Amendment to the Participation Agreement.  On July 15, 2008, The London Court of International Arbitration (LCIA) confirmed that under the Participation Agreement between parties no further consideration is payable by Addax Petroleum to ERHC for Addax Petroleum’s 7.2 percent share of the 9 percent. ERHC is entitled to the remaining 1.8 percent out of the nine percent.  The combine share of JDZ Block 4 held by ERHC and Addax Petroleum under the Participation Agreement is 60 percent. Following the ruling by the LCIA, ERHC’s share of JDZ Block 4 increased from 17.7 percent to 19.5 percent and Addax Petroleum’s share increased to 40.5 percent.

Note 2 - On June 24, 2009, Addax Petroleum Corporation announced that it has entered into a definitive agreement with Sinopec pursuant to which Sinopec had agreed, subject to the terms of the Support Agreement, to make an offer to acquire all of the outstanding common shares of Addax Petroleum.  On August 24, 2009, the sale of Addax Petroleum Corporation to Sinopec was finalized.

Current Plans for Operations

The Company is currently focused on exploiting its interests in Blocks 2, 3 and 4.  It has no current sources of income from operations other than interest income from cash generated from sale of participation interests in Blocks 2, 3 and 4 to Sinopec and Addax Ltd. The Company hopes to enter into Participation Agreements in Blocks 5, 6 and 9, but the timing or likelihood of such transactions cannot be predicted.  The Company believes that the participation agreements that it has entered into will be its primary source of future cash flow; however, the Company is exploring plans to generate operating income from new sources.  The Company plans to diversify its business activity by pursuing other growth opportunities possibly including acquiring revenue-producing assets in diverse geographical areas and forging new strategic business partnerships and alliances. To expand operations, ERHC is currently in negotiations for potential investments that would increase the Company’s presence in Nigeria’s oil and gas industry.

In December 2009 ERHC signed a non-binding Memorandum of Understanding (MOU) with Circle Ltd. and Excel Exploration and Production Ltd. to negotiate investment in and acquisition of working interests in the Eremor Marginal Field (OML 46). The Eremor Field, which is located in shallow water off-shore Nigeria, was discovered in 1978. The discovery well, Eremor-1, encountered three oil and gas zones, the most prominent of which is the D-03 reservoir with 43 feet of net oil sand. It was re-entered for testing in 2005 with the D-03 reservoir testing 2,200 barrels per day of oil with API gravity of 22.0, a low gas to oil ratio and no water. Excel was awarded a 100 percent interest and operatorship of Eremor in 2003.

ERHC, through its locally incorporated subsidiary, ERHC Energy Nigeria Ltd., has also entered into a non-binding MOU with WellTest Integrated Services Ltd. to negotiate the acquisition of a controlling equity interest in WellTest. The company provides well testing, production engineering and procurement services to Nigeria’s oil and gas industry. To coordinate the Company’s business development in the Nigerian and West African oil and gas industry, ERHC has opened its Nigeria liaison office at Oguda Close, Maitama, Abuja Nigeria. The Company’s wholly owned subsidiary ERHC Energy Nigeria Ltd. operates the liaison office.

ERHC cannot currently predict the outcome of negotiations for acquisitions in Nigeria, or, if successful, the impact on the Company's operations.

Government Regulation

In the event the Company begins direct exploration and exploitation of hydrocarbons, it will be required to make necessary expenditures to comply with applicable health and safety, environmental and other regulations.

The oil and gas industry is subject to various types of regulation throughout the world. Legislation affecting the oil and gas industry has been pervasive and is under constant review for amendment or expansion. Pursuant to such legislation, numerous government agencies have enacted extensive laws and regulations binding on the oil and gas industry and companies engaged in this industry, some of which carry substantial penalties for failure to comply. Such laws and regulations have a significant impact on oil and gas exploration, production and marketing and midstream activities. These laws and regulations increase the cost of doing business and, consequently, will affect results of operations. In as much as new legislation affecting the oil and gas industry is commonplace and existing laws and regulations are frequently amended or reinterpreted, the Company is unable to predict the future cost or the impact of complying with such laws and regulations. However, the Company does not expect that any of these laws and regulations will affect its operations in a manner materially different than they would affect other oil and gas companies of similar size and scope of operations.

Having interest outside the United States requires the Company to comply with United States laws and other foreign jurisdiction laws related to pursuing, owing, and exploiting foreign investments, agreements and other relationships. The Company is subject to all such laws, including, but not limited to, the Foreign Corrupt Practices Act of 1977 (“FCPA”).

Competition

Significant competition exists in all sectors of the oil and gas industry. ERHC competes with other oil and gas companies for equipment and personnel required to explore, develop and operate properties as well as marketing of oil, gas and natural gas liquids. Commodity price increases have raised the costs of potential acquisition properties and we compete with a number of companies to pursue acquisition opportunities. Many of the Company’s competitors have substantially larger financial and other resources than ours, and they have also established strategic long-term positions and maintain strong  relationships in countries in which the Company may seek entry. As a consequence, ERHC may be at a competitive disadvantage in bidding for exploration rights. In addition, many of the Company’s larger competitors have a competitive advantage when responding to factors that affect demand for oil and natural gas production, such as changing worldwide prices and levels of production, the cost and availability of alternative fuels and the application of government regulations.

Employees

As of September 30, 2009, the Company had six (6) employees.

Availability of Information

We file annual, quarterly and current reports, proxy statements and other documents with the Securities and Exchange Commission (“SEC”) under the Securities Act of 1934. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov

We also make available, free of charge on or through our Internet website (http://www.erhc.com), our Annual Report on Form 10-K or 10K/A, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

The Company has a limited operating history in the oil and gas industry

The Company’s operations have consisted solely of acquiring rights to working interests in the JDZ and EEZ and entering into production sharing contracts.  The Company will not be the operator with respect to these contracts.  The Company’s future financial results depend primarily on (1) the ability of the Company’s venture partners to provide or obtain sufficient financing to meet their financial commitments in the production sharing contracts, (2) the ability to discover commercial quantities of oil and gas, and (3) the market price for oil and gas. Management cannot predict if or  when the production sharing contracts will result in wells being drilled or if drilled, whether oil and/or gas will be discovered in commercial quantities.

Financing may be needed to fund the financial commitments of the production sharing contracts

While the Company is not required to fund any financial commitments pursuant to current  production sharing contracts, its is likely that project financing will be required to fund exploration activities.  Failure of our venture partners to provide or obtain the necessary financing will preclude the continuation of exploration activities.

The Company may not discover commercially productive reserves in the JDZ or EEZ

The Company’s future success depends on its ability to economically discover oil and gas reserves in commercial quantities in the JDZ and EEZ. There can be no assurance that the Company’s planned projects in the JDZ or EEZ will result in significant, if any, reserves or that the Company and its partners will have future success in drilling productive wells.

The Company’s non-operator status limits its control over  oil and gas projects in the JDZ and EEZ

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

The Company’s business interests are located outside of the United States which subjects it to risks associated with international activities beyond its control.

At September 30, 2009, the Company’s major assets are located outside the United States.  The Company’s primary assets are cash in various financial institutions and agreements with DRSTP and the JDA, which provide  ERHC with rights to participate in exploration and production activities in the Gulf of Guinea off the coast of central West Africa.  Production is subject to political risks which is inherent in all foreign operations. The Company’s ability to exploit its interests in this area pursuant to such agreements may be adversely impacted by this circumstance.

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

In addition, to the extent the Company engages in operations and activities outside the United States, it is subject to the Foreign Corrupt Practices Act (the “FCPA”) which, among other restrictions, prohibits U.S. companies and their intermediaries from making payments to foreign officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment, and requires companies to maintain adequate record-keeping and internal accounting practices to accurately reflect their financial and other transactions with foreign officials.  The FCPA applies to companies, individual directors, officers, employees and agents.  The FCPA also applies to foreign companies and persons taking any action in furtherance of such payments while in the United States.  Under the FCPA, U.S. companies may also be held liable for actions taken by strategic or local partners or representatives.

The FCPA imposes civil and criminal penalties for violations of its provisions.  Civil penalties may include fines of up to $500,000 per violation, and equitable remedies such as disgorgement of profits causally connected to the violation (including prejudgment interest on such profits) and injunctive relief.  Criminal penalties for violations of the payments provisions could range up to the greater of $2 million per violation or twice the gross pecuniary gain sought by making the payment, and/or incarceration for up to 5 years per violation.  Moreover, if a director, officer or employee of a company is found to have willfully violated the FCPA books and records provisions, the maximum penalty would be imprisonment for 20 years per violation.  Maximum fines of up to $25 million may also be imposed for willful violations of the books and records provisions by a company.

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

The Company’s business interests are located in the Gulf of Guinea offshore of central West Africa and are subject to the volatility of foreign governments

All of our primary assets are located the in the Gulf of Guinea offshore of central West Africa. The governments of Nigeria and the island nation of Sao Tome and Principe granted our participation interests in various concessions in their offshore waters. The governments of Nigeria and Sao Tome and Principe exist in a volatile political and economic environment and the Company is subject to all the risks associated with those governments. These risks include, but are not limited to:

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

The Company has filed suit to prevent tampering with its interest and any adverse ruling related to JDZ Blocks 5 and 6 could have a material adverse effect on its business, prospects, operations, financial condition and cash flow.

On November 3, 2008, the Company filed a suit in Nigeria to prevent any tampering with its rights in JDZ Blocks 5 and 6. The lawsuit comes after the JDA and the Joint Ministerial Counsel (JMC) of the Nigeria-Săo Tomé and Príncipe JDZ failed to give a satisfactory response to the Company’s letters seeking clarification of the Company’s rights in JDZ Blocks 5 and 6 following media reports stating that the JMC had approved of the Company’s removal from the Blocks. The Company was awarded a 15 percent working interest in each of the Blocks in a 2005 bid/licensing round conducted by the JDA, following the exercise by ERHC of preferential rights in the Blocks as guaranteed by contract and treaty. In November 2008, the Company dispatched notices of arbitration for service on the JDA and the governments of Nigeria and Sao Tome & Principe to commence arbitration in London. ERHC wants the London Court of International Arbitration to clarify that ERHC's interests in JDZ Blocks 5 and 6 remain intact. If the Company fails to prevail in its lawsuit or arbitration proceedings, there could be significant adverse effects on the Company’s future planned operations in JDZ Blocks 5 & 6. These adverse effects could range from loss of potential future revenue to a threat to the Company’s other interests in Blocks 2, 3, 4 and 9.  At this time, ERHC is unable to reasonably estimate the economic impact if the Company fails to prevail in its suit.

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

Through September 30, 2009, ERHC has incurred substantial costs in responding to the investigations by the DOJ, SEC and Senate Subcommittee. Those costs consist primarily of legal fees paid to the Company’s legal counsel, Akin Gump Strauss Hauer & Feld LLP and document reproduction costs. These costs have had a significant negative impact on the Company’s cash flows from operations.  ERHC anticipates the use of even more of its cash reserves to address these ongoing investigations. If continued at current levels this could have a serious negative impact on the Company’s liquidity. Neither management nor its legal counsel can assess the magnitude of future cash requirements that could result from prolonged investigations or any negative findings that might arise from the investigations. In a worst case scenario, the Company’s cash resources could be exhausted and the Company’s status as a going concern could also be brought into question.

The Company has limited sources of working capital

The Company believes that its working capital requirements for 2010 will be approximately $4,000,000 based on maintaining operations at their current level and the generation of interest income at levels similar to 2009. Our consortium partners will pay all of ERHC’s future costs in respect of all operations in JDZ Blocks 2,3 and 4 subject to total reimbursement upon production. Accordingly, the commencement of drilling operations is not expected to have a significant impact on our working capital requirements. Management believes that our current cash resources will be adequate to maintain our planned operations throughout the drilling and exploration phase of existing participation agreements.

The Company is currently focused on exploiting its interests in Blocks 2, 3, 4, 5, 6 and 9 but has no current source of income other than interest income from cash investments generated from the sale of participation interests in Blocks 2, 3 and 4 to Sinopec and Addax Ltd. The Company hopes to enter into participation agreements in JDZ Blocks 5, 6 and 9 and also in the EEZ, but the timing or likelihood of such transactions cannot be predicted.  The Company might be required to exercise its rights in EEZ in 2010, in that event the Company maybe required to incur significant capital cost in exercise of those rights.

The Company’s results of operations are susceptible to general economic conditions

The Company’s revenues and results of operations will be subject to fluctuations based upon the general economic conditions both in the United States and internationally.   A general economic downturn or a recession in the industry, will adversely impact the Company’s future revenues, the value of its oil and natural gas exploration concession, as well as its ability to exploit its assets.

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

The Company’s stock price is highly volatile

The Company’s common stock is currently traded on the Over-the-Counter (OTC) Bulletin Board. The market price of the Company’s common stock has experienced fluctuations that are unrelated to its operating performance.  The market price of the common stock has been highly volatile over the last several years.  The Company can provide no assurance regarding its  stock price.

The Company does not currently pay dividends on its common stock and does not anticipate doing so in the near future

 The Company has paid no cash dividends on its common stock, and there is no assurance that the Company will achieve sufficient earnings to pay cash dividends on its common stock in the foreseeable future. The Company intends to retain any earnings to fund its future operations.

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

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

Substantially all of the Company’s properties are in the form of working interest which represents ERHC’s share of all the hydrocarbon production from the blocks awarded and obligates ERHC to pay a corresponding percentage of the costs of drilling, production and operating these blocks.  These costs in Blocks 2, 3 and 4 are currently being carried by the operators until production, whereupon the operators will recover their costs from production revenues. ERHC has working interests in Blocks 2, 3, 4, 5, 6, and 9 in the offshore JDZ and in addition has interests in the EEZ.

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

Sao Tome and Principe Exclusive Economic Zone

The government of Sao Tome and Principe awarded ERHC rights to participate in exploration and production activities in Sao Tome and Principe’s EEZ. ERHC’s rights include the following:

•	The right to receive up to two blocks of ERHC’s choice; and

•	The option to acquire up to a 15% paid working interest in another two blocks of ERHC’s choice.

ERHC will be responsible for its proportionate share of exploration and exploitation costs in the EEZ blocks.

The EEZ describes waters of Sao Tome that encompasses an area of approximately 160,000 square km. It is measured from claimed archipelagic baselines — territorial sea: 12 nautical miles, exclusive economic zone: 200 nautical miles. It is the largest in the Gulf of Guinea.

Corporate Office

The Company’s corporate office is located at 5444 Westheimer Road, Suite 1440, Houston, Texas 77056 pursuant to a lease that expires in December 2011.

Item 3.  Legal Proceedings

Subpoenas.  On May 4, 2006, a federal court search warrant initiated by DOJ was executed on the Company.  The DOJ sought various records including, among others, documents, if any, related to correspondence with foreign governmental officials or entities in Sao Tome and Nigeria.  Related SEC subpoenas issued on May 9, 2006 and August 29, 2006 also requested a range of documents. ERHC continues to interface with both the DOJ and SEC investigators to respond to the SEC subpoenas and any additional requests for information from the DOJ or SEC.  ERHC’s attorneys, Akin Gump Strauss Hauer & Feld LLP, are assisting ERHC in responding to the subpoena

On July 5, 2007, the U.S. Senate Committee on Homeland Security and Governmental Affairs’ Permanent Subcommittee on Investigations served ERHC with a subpoena in connection with its review of matters relating to the potential abuse of payments made to foreign governments. The subpoena, as amended on July 18, 2007, seeks documents and information regarding ERHC’s activities, particularly those related to the acquisition of ERHC’s interests in the Gulf of Guinea.  ERHC’s attorneys, Akin Gump Strauss Hauer & Feld LLP, are assisting ERHC in responding to the subpoena.

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

Stock Price Highs & Lows

	High	Low
	(per share)
Fiscal Year 2007
First Quarter	$0.51	$0.31
Second Quarter	$0.48	$0.33
Third Quarter	$0.42	$0.24
Fourth Quarter	$0.34	$0.20

Fiscal Year 2008
First Quarter	$0.30	$0.19
Second Quarter	$0.54	$0.18
Third Quarter	$0.60	$0.40
Fourth Quarter	$0.42	$0.28

Fiscal Year 2009
First Quarter	$0.30	$0.11
Second Quarter	$0.36	$0.10
Third Quarter	$0.72	$0.29
Fourth Quarter	$0.90	$0.60

As of November 30, 2009, there were approximately 2217 stockholders of record.  The closing price of the common stock as reported on the OTC Bulletin Board on November 30, 2009 was $0.47  The Company has not paid any dividends during the last three fiscal years and does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

In November 2004, the Board of Directors adopted a 2004 Compensatory Stock Option Plan pursuant to which it reserved 20,000,000 shares for issuance.  This plan was approved at a special meeting of the stockholders of the Company in February 2005.  Under this plan, 8,026,756 shares have been issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,000,000	$0.43	10,973,244
Equity compensation plans not approved by security holders	-	-	-

Recent Sales of Unregistered Securities

The Company has issued  the following unregistered securities:

•
During the second quarter of fiscal 2007, warrants issued in 2003, with an exercise price of $0.20, were exercised on a cashless basis, which exercise resulted in the issuance of an aggregate of 2,949,587 shares of common stock.

•	During the first quarter of fiscal 2008, we issued an aggregate of 300,000 shares of common stock to the Company’s directors for services rendered in 2007.

•	During the second quarter of fiscal 2009, we issued an aggregate of 450,000 shares of common stock to the Company’s directors for services rendered in 2005 and 2008.

•	During the fourth quarter of fiscal 2009, we approved the issuance of an aggregate of 361,875 shares of common stock to the Company’s directors and non-management staff for services rendered in 2009.

With respect to the sale of the unregistered securities referenced above, all transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.  No sales commissions were paid in connection with these transactions.

Issuer Purchases of Equity Securities

The Company has not repurchased any of its Common Stock.

Item 6. Selected Financial Data

The selected financial data of the Company presented below as of and for each of the five years in the period ended September 30, 2009, has been derived from the audited financial statements of the Company.  The financial statements as of and for the years ended September 30, 2009, 2008, 2007, 2006 and 2005 have been audited by Malone & Bailey, PC, an independent registered public accounting firm.  The data set forth below should be read in conjunction with the Company’s financial statements, related notes thereto and Management’s Discussion and Analysis of Financial Condition and Plan of Operations, contained elsewhere herein.

	For the Years Ended September 30,
Statements of Operations Data	2009	2008	2007	2006	2005

Operating expenses	$4,239,706	$4,280,143	$4,976,765	$(24,113,494)	$4,652,459
Interest expense	(1,843)	(1,843)	1,843)	(2,099)	(1,147,248)
Other Income (expense)	(3,447,588)	1,241,189	1,498,704	1,123,141	278,804
Loss on extinguishment of debt	-	-	-	-	(5,749,575)
Provision for taxes	-	(30,360)	(1,723,000)	2,063,000	-
Net income (loss)	(7,689,137)	(3,071,157)	(1,756,904)	23,171,536	(11,270,478)

Net income (loss) per share – basic and diluted	(0.01)	0.00	0.00	0.03	(0.02)
Weighted average shares of common stock outstanding	722,549,254	722,182,831	720,966,165	712,063,980	671,164,058

	As of September 30,
Balance Sheets Data	2009	2008	2007	2006	2005

DRSTP Concession fee	$2,839,500	$2,839,500	$2,839,500	$2,839,500	$5,679,000
Total assets	28,859,825	36,880,422	39,854,641	45,878,249	6,720,210
Total liabilities	5,470,450	5,907,960	5,947,982	10,390,126	2,799,011
Shareholders’ equity	23,389,375,	30,972,462	33,906,659	35,488,123	3,921,199

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

Reference is made to “Item 6. Selected Financial Data” and “Item 8. Financial Statements and Supplementary Data.”

Overview of Business

ERHC reports as a development stage enterprise as there are currently no significant operations and no revenue has been generated from business activities.  The Company was incorporated in 1986 as a Colorado corporation, and was engaged in a variety of businesses until 1996, when it began its current operations as an independent oil and gas company.  The Company’s goal is to maximize its value through exploration and exploitation of potential oil and gas reserves in the Gulf of Guinea offshore of central West Africa.  The Company’s current focus is to exploit its primary assets, which are rights to working interests in exploration acreage in the JDZ and the EEZ.  The Company has entered into production sharing contracts with upstream oil and gas companies in its JDZ Blocks to assist the Company in exploring and developing its assets in the JDZ.  The technical and operational expertise in conducting exploration and development of these JDZ Blocks will be provided by partner oil and gas companies in exchange for participating in the Company’s interest in the JDZ..  The Company is also exploring opportunities in other areas of the oil and gas industry.

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

	1b. Sinopec International Petroleum and Production Corporation	Consideration from Sinopec to ERHC for the 28.67% interest is $13.6 million.

	2a. Addax Energy Nigeria Limited (Note 2)	Consideration from Addax to ERHC for the 14.33% interest is $6.8 million

	2b. Addax Petroleum Corporation (Note 2)	In addition, Sinopec and Addax to pay all of ERHC’s future costs for petroleum operations in respect of the 22% interest retained by ERHC in Block 2.

3. ERHC Energy Inc
Sinopec and Addax are entitled to 100% of ERHC’s allocation of cost reimbursement  plus up to 50% of ERHC’s allocation of profit oil from revenue generated by the retained interest on Block 2 until Sinopec and Addax recover 100% of the carried costs

JDZ Block 3 Participation Agreement
Date of Participation Agreement	Parties	Key Terms
15 February 2006	1. ERHC Energy Inc	ERHC assigns 15% of participating interest to Addax Petroleum Resources Nigeria Limited (“Addax Sub”) leaving ERHC with a 10% participating interest.
Consideration from Addax Sub to ERHC for the 15% interest is $7.5 million.
	2a. Addax Petroleum Resources Nigeria Limited (Note 2)	In addition, Addax Sub to pay all of ERHC’s future costs for petroleum operations (“the carried costs”) in respect of the 10% interest retained by ERHC (the “retained interest”) in Block 3.

	2b. Addax Petroleum Corporation(Note 2)	Addax Sub is entitled to 100% of ERHC’s future costs in respect of petroleum operations.

Addax is entitled to 100% of ERHC’s allocation of cost reimbursement plus up to 50% of ERHC’s allocation of profit oil until Addax Sub recovers 100% of the carried costs

JDZ Block 4 Participation Agreement
Date	Parties	Key Terms
17 November 2005 (Note1)	1. ERHC Energy Inc	ERHC shall assign 33.3% (Note1) of participating interest to Addax Petroleum Nigeria (Offshore 2) Limited (“Addax”) (leaving ERHC with a 26.7% participating interest).

	2a. Addax Petroleum Nigeria (Offshore 2) Limited (Note 2)	Consideration from Addax Sub to ERHC for the interest to be acquired by Addax (the “acquired interest”) is fixed at $18 million.

	2b. Addax Petroleum NV(Note 2)	In addition, Addax to pay all of ERHC’s future costs for petroleum operations (“the carried costs”) in respect of ERHC’s retained interest in Block 4.

Addax is entitled to 100% of ERHC’s allocation of cost oil plus up to 50% of ERHC’s allocation of profit oil until Addax recovers 100% of the carried costs

Note 1 – By an Amendment to the Participation Agreement dated February 23 2006, ERHC and Addax amended the Participation Agreement so that the assigned interest to Addax would be changed to 33.3%.  By a second Amendment to the Participation Agreement, entered into on March 14 2006, ERHC and Addax amended the Participation Agreement so that the assigned interest to Addax would be 33.3% and ERHC’s participating interest would be 26.7%.  By a third Amendment to the Participation Agreement dated April 11 2006, ERHC and Addax agreed that if Godsonic, a third party, did not meet financial and other obligations for the transfer of 9% of ERHC’s participating interest to Godsonic (and was foreclosed from all claims to the 9%), ERHC would transfer 7.2% out of the 9% interest to Addax so that Addax’s participating interest would be 40.5% in aggregate and ERHC’s participating interest would be 19.5% in aggregate.  The amount of fresh consideration to accrue from Addax to ERHC for the transfer of the 7.2% is not stated in the third Amendment to the Participation Agreement. On July 15, 2008, The London Court of International Arbitration (LCIA) confirmed that under the participation agreement between parties no further consideration is payable by Addax Petroleum to ERHC for Addax Petroleum’s 7.2 percent share of the 9 percent. ERHC is entitled to the remaining 1.8 percent out of the nine percent.  The combined share of JDZ Block 4 held by ERHC and Addax Petroleum under the Participation Agreement is 60 percent. Following the ruling by the LCIA, ERHC’s share of JDZ Block 4 increased from 17.7 percent to 19.5 percent and Addax Petroleum’s share increased to 40.5 percent.

Note 2 - On June 24, 2009, Addax Petroleum Corporation announced that it has entered into a definitive agreement with Sinopec pursuant to which Sinopec had agreed, subject to the terms of the Support Agreement, to make an offer to acquire all of the outstanding common shares of Addax Petroleum.  On August 24, 2009, the sale of Addax Petroleum Corporation to Sinopec was finalized.

Current Plans for Income Generation

The Company is currently focused on exploiting its interests in JDZ Blocks 2, 3, 4, 5, 6 and 9 and its interests in the EEZ. However, it has no current income other than interest income from cash investments generated from the sale of participation interests in Blocks 2, 3 and 4 to Sinopec and Addax Ltd. The Company hopes to enter into participation agreements in JDZ Blocks 5, 6 and 9 and its to be awarded EEZ blocks, but the timing or likelihood of such transactions cannot be predicted.  The Company believes that the Participation Agreements that it has entered into will be its primary source of future revenue.   However, to expand operations, ERHC is currently in negotiations for potential investments that would increase the Company’s presence in Nigeria’s oil and gas industry.  In December 2009, the Company signed a non-binding Memorandum of Understanding (MOU) with Circle Ltd. and Excel Exploration and Production Ltd. to negotiate investment in and acquisition of working interests in the Eremor Marginal Field (OML 46). The Eremor Field, which is located in shallow water off-shore Nigeria, was discovered in 1978.

ERHC, through its locally incorporated subsidiary, ERHC Energy Nigeria Ltd., has also entered into a non-binding MOU with WellTest Integrated Services Ltd. to negotiate the acquisition of a controlling equity interest in WellTest. The company provides well testing, production engineering and procurement services to Nigeria’s oil and gas industry. To coordinate the Company’s business development in the Nigerian and West African oil and gas industry, ERHC has opened its Nigeria liaison office at Oguda Close, Maitama, Abuja, Nigeria. The Company’s wholly owned subsidiary ERHC Energy Nigeria Ltd. operates the liaison office.

ERHC cannot currently predict the outcome of negotiations for acquisitions in Nigeria, or, if successful, the impact on the Company's operations.

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

Concentration of Risks

The Company’s current focus is to exploit assets consisting of agreements with the DRSTP concerning oil and gas exploration in its EEZ and with the JDA concerning oil and gas exploration in the JDZ.  The Company has formed relationships with other oil and gas companies with the technical and financial capabilities to assist the Company in leveraging its interests in the EEZ and the JDZ.  The Company currently has no other operations.

Asset Retirement Obligation

 ERHC’s asset retirement obligation relates to the plugging and abandonment of certain oil and gas properties in Wichita Falls, Texas. The provisions of SFAS No. 143 require the fair value of a liability for an asset retirement obligation to be recorded and a corresponding increase in the carrying amount of the associated asset.  The cost of the tangible asset, including the initially recognized asset retirement cost is depleted over the useful life of the asset.  If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded to the retirement obligation and the asset retirement cost. The offsetting ARO liability is recorded at fair value, and accretion expense recognized as the discounted liability is accreted to its expected settlement value.  The fair value of the ARO asset and liability is measured using expected future cash out flows discounted at the Company’s credit adjusted risk free interestrate. These oil and gas properties were abandoned and written off during the year ended September 30, 1999 and the current liability is fully accreted and represents management’s best estimate of the fair value of the outstanding obligation.

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

Recent Accounting Pronouncements

Effective July, 1, 2009, the Company adopted the Accounting Standards Codification (ASC) issued by the Financial Accounting Standards Board (FASB). The ASC does not change generally accepted accounting principles in the United States of America (GAAP), but instead takes the numerous individual accounting pronouncements that previously constituted GAAP and reorganizes them into approximately 90 accounting topics, which are then broken down into subtopics, sections and paragraphs. The intent is to simplify user access to authoritative GAAP by providing all of the guidance related to a particular topic in one place. The ASC supersedes all previously existing non-SEC or non-grandfathered accounting and reporting standards. The adoption of the ASC did not have any impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued authoritative guidance which establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration, and certain acquired contingencies. The guidance also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. The guidance will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this guidance did not have any impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued authoritative guidance which establishes accounting and reporting standards for the non-controlling interest in a subsidiary (previously referred to as minority interests). The guidance also requires that a retained non-controlling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption this guidance, the Company would be required to report any non-controlling interests as a separate component of stockholders’ equity. The Company would also be required to present any net income allocable to non-controlling interests and net income attributable to the stockholders of the Company separately in its consolidated statements of operations. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The guidance requires retroactive adoption of the presentation and disclosure requirements for existing minority interests, however, all other requirements shall be applied prospectively. This guidance will not have a material effect on the Company’s consolidated financial statements since the Company does not have existing minority interests.

In March 2008, the FASB issued authoritative guidance intended to provide users of employers’ financial statements with more informative disclosures about the nature and valuation of postretirement benefit plan assets. The disclosures on plan assets are effective for fiscal years ending after December 15, 2009.

In April 2008, the FASB issued authoritative guidance that amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The guidance also requires expanded disclosure regarding the determination of intangible asset useful lives. The guidance is effective for fiscal years beginning after December 15, 2008. This guidance will not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued authoritative guidance which requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. The guidance eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. It is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements and disclosures.

In June 2009, the FASB issued authoritative guidance which amends certain requirements to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. The guidance will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is currently evaluating the impact, if any, that this guidance will have on its consolidated financial statements.

Former Operations – Asset Retirement Obligation

The Company has accrued $485,000 as a liability on the balance sheet relating to the estimated costs on plugging and abandonment of certain oil and gas properties in Wichita Falls, Texas.  The Company acquired a lease in oil fields located in Wichita County, Texas.    The Company uses SFAS No. 143 to account for this obligation.  These properties were abandoned and written off during the year ended September 30, 1999. During the year ended September 30, 2009, the Company reached a settlement with the state of Texas under which the Company paid $120,000 to fully satisfy its obligation for plugging and abandonment of the properties and recognized a gain of $365,000 on settlement of the obligation.

Results of Operations

Year ended September 30, 2009 Compared to Year Ended September 30, 2008

During 2009, the Company had general and administrative expenses of $4,202,809 compared with $4,249,572 in fiscal 2008.  This decrease of $46,763 reflects the fact that the Company’s operations and expenditures were tightly maintained.

During 2009, the Company had a net loss of $7,689,137, compared to a net loss of $3,071,157 for fiscal 2008.  The three primary reasons for the $4,617,980 increase in net loss for the year ended September 30, 2009 were: (i) a $4,234,317 provision for loss on certificates of deposits in a financial institution where certain restrictions were placed on the investment and a receiver was appointed to takeover the institution.  (ii) a $819,460 decline in interest income as management moved deposits to non-interest bearing accounts that provided greater security from loss; and (iii) partially offset by a $365,000 gain from settlement of an asset retirement obligation with the State of Texas.

During fiscal 2009 and 2008, the Company had no revenues from which cash flows could be generated to support operations.  In fiscal 2009, the Company continued to rely on cash generated from the 2006 sale of participation interests in the three JDZ Blocks under production sharing contracts with various joint venture partners to fund operations.

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

During 2007, the Company had a net loss of $1,756,904, compared to a net income of $23,171,536 for fiscal 2006.  The primary reason for the $24,928,440 decrease in net income for the year ended September 30, 2007 was due to a $30,102,250 net gain in fiscal 2006 from the sale of participation interests in the three JDZ Blocks under production sharing contracts with joint venture partners.

During fiscal 2007 and 2006, the Company had no revenues from which cash flows could be generated to support operations.  In fiscal 2007 and 2006, the Company relied primarily upon cash generated from the 2006 sale of interests to fund operations.

Liquidity and Capital Resources

As of September 30, 2009, the Company had working capital of $19,424,021.  The Company believes that it has sufficient liquidity to meet working capital requirements for the next twelve months.

The Company believes that its working capital requirements for 2010 will be approximately $4,000,000 based on maintaining operations at their current level. Our consortium partners will pay all of ERHC’s future costs in respect of all petroleum operations subject to total reimbursement upon production. Accordingly, the commencement of drilling operations is not expected to have a significant impact on our working capital requirements. Management believes that our current cash resources will be adequate to maintain our planned operations throughout the drilling and exploration phase of existing participation agreements.

Through September 30, 2009, ERHC has incurred substantial costs in responding to the investigations by the DOJ, SEC and Senate Subcommittee. Those costs consist primarily of legal fees paid to the Company’s legal counsel, Akin Gump Strauss Hauer & Feld LLP and document reproduction costs. These costs have had a significant negative impact on the Company’s cash flows from operations. ERHC is now involved in proceedings to protect its interests in the JDZ and the EEZ.  ERHC anticipates the continued use of its cash reserves to address ongoing investigations and protect its assets in the JDZ and EEZ.. If continued at current levels this could have a serious negative impact on the Company’s liquidity. Neither management nor its legal counsel can assess the magnitude of future cash requirements that could result from prolonged investigations or any negative findings that might arise from the investigations. In a worst case scenario, the Company’s cash resources could be exhausted and the Company’s status as a going concern could be brought into question.

Off-Balance Sheet Arrangements

As of September 30, 2009, the Company does not have any off-balance sheet arrangements.

Contractual Obligations and Commercial Commitments

The following table provides information at September 30, 2009, about the Company’s contractual obligations and commercial commitments.  The table presents contractual obligation by due dates and related contractual commitments by expiration dates.

Contractual Obligations	Total	Less than 1 year	1 – 3 Years	3 – 5 Years	More than 5 Years

Convertible debt (1)	$33,513	$33,513	$-	$-	$-
Operating lease (2)	240,840	107,040	133,800	-	-

Total	$274,353	$140,553	$133,800	$-	$-

(1)	This represents a convertible note to Joseph Charles and Associates. However, the Company has been unable to locate the payee.

(2)	Lease obligations consist of operating lease for office space. Office lease represent non-cancelable leases for office space used in our daily operations.

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

At September 30, 2009, all of the Company’s operations were located outside the United States.  The Company’s primary assets are agreements with DRSTP and the JDA, which provide ERHC with rights to participate in exploration and production activities in the Gulf of Guinea off the coast of central West Africa.  This geographic area of interest is controlled by foreign governments that have historically experienced volatility, which is out of management’s control. The Company’s ability to exploit its interests in the agreements in this area may be impacted by this circumstance.

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

The Company holds no derivative financial or commodity instruments.

Item 8.  Financial Statements and Supplementary Data

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page(s)

Reports of Independent Public Accounting Firm:

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting as of September 30, 2009	31

Report of Independent Registered Public Accounting Firm on the Financial Statements for the Years ended September 30, 2009 and 2008	32

Consolidated Financial Statements:

Consolidated Balance Sheets as of September 30, 2009 and 2008	33

Consolidated Statements of Operations for the Years Ended September 30, 2009, 2008 and 2007, and for the period from inception, September 5, 1995, to September 30, 2009	34

Consolidated Statements of Shareholders’ Equity (Deficit) for the period from inception, September 5, 1995, to September 30, 2009	35

Consolidated Statements of Cash Flows for the Years Ended September 30, 2009, 2008 and 2007, and for the period from inception, September 5, 1995, to September 30, 2009	39

Notes to Consolidated Financial Statements	41

Financial Statement Schedules:

None

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ERHC Energy Inc.
Houston, Texas

We have audited the internal control of ERHC Energy Inc. over its financial reporting as of September 30, 2009 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, ERHC Energy Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ERHC Energy Inc. as of September 30, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and cash flows for the three years ended September 30, 2009, and our reports dated December 11, 2009 expressed an unqualified opinion on those consolidated financial statements.

Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

December 11, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ERHC Energy Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of ERHC Energy Inc., a corporation in the development stage, as of September 30, 2009 and 2008 and the related consolidated statements of operations, shareholders’ equity and cash flows for the three years ended September 30, 2007, 2008 and 2009.  These financial statements are the responsibility of ERHC’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ERHC as of September 30, 2009 and 2008, and the results of its operations and its cash flows for the three years ended September 30, 2007, 2008 and 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of ERHC’s internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control – Integrated Framework   issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 11, 2009 expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

December 11, 2009

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED BALANCE SHEETS
September 30, 2009 and 2008

	2009	2008

ASSETS

Current assets:
Cash and cash equivalents	$22,428,728	$31,757,012
Prepaid expenses and other	447,345	199,419

Total current assets	22,876,073	33,974,829

DRSTP concession fee	2,839,500	2,839,500
Furniture and equipment, net	67,275	66,093
Certificate of deposit	1,058,579	-
Deferred tax asset	2,018,398	2,018,398
Total assets	$28,859,828	$36,880,422

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$5,050,590	$5,025,794
Accounts payable and accrued liabilities, related party	115,236	354,934
Accrued interest	10,561	8,719
Asset retirement obligation	-	485,000
Current portion of convertible debt	33,513	33,513

Total current liabilities	5,209,900	5,907,960

Commitments and contingencies:

Shareholders' equity:
Preferred stock, par value $0.0001; authorized 10,000,000; none issued and outstanding	-	-
Common stock, par value $0.0001; authorized 950,000,000 shares; issued and outstanding 723,030,444 and 721,938,569at September 30, 2009 and September 30, 2008, respectively	72,308	72,224
Additional paid-in capital	92,330,993	91,964,474
Accumulated deficit	(68,753,373)	(61,064,236)

Total shareholders’ equity	23,649,925	30,972,462

Total liabilities and shareholders' equity	$28,859,825	$36,880,422

The accompanying notes are an integral part of these financial statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended September 30, 2007, 2008 and 2009 and for the Period
From Inception, September 5, 1995, to September 30, 2009

				Inception to September 30,
	2007	2008	2009	2009

Costs and expenses:
General and administrative	$4,954,848	$4,249,572	$4,202,809	$72,545,491
Depreciation and depletion	21,917	30,571	36,897	1,453,398
Gain on sale of partial interest in DRSTP concession	-	-	-	(30,102,250)
Write-offs and abandonments	-	-	-	7,742,128

Total costs and expenses	(4,976,765)	(4,280,143)	(4,239,706)	(51,638,767)

Other income and (expenses):
Interest income	1,998,704	1,241,189	421,729	4,811,257
Gain (loss) from settlements	(500,000)	-	365,000	117,310
Other income	-	-	-	439,827
Interest expense	(1,843)	(1,843)	(1,843)	(12,128,748)
Provision for loss on deposits	-	-	(4,234,317)	(4,234,317)
Loss on extinguishment of debt	-	-	-	(5,749,575)

Total other income and (expenses), net	1,496,861	1,239,346	(3,449,431)	(16,744,246)

Income (loss) before benefit (provision) for income taxes	(3,479,904)	(3,040,797)	(7,689,137)	(68,383,013)

Benefit (provision) for income taxes:
Current	1,243,000	449,640	-	(1,330,360)
Deferred	480,000	(480,000)	-	960,000

Total benefit (provision) for income taxes	1,723,000	(30,360)	-	(370,360)

Net income (loss)	$(1,756,904)	$(3,071,157)	$(7,689,137)	$(68,753,373)

Net loss per common share -basic and diluted	$(0.00)	$(0.00)	$(0.01)

Weighted average number of shares of common shares outstanding:
Basic	720,966,165	722,182,831	722,794,828

Diluted	720,966,165	722,182,831	722,794,828

The accompanying notes are an integral part of these financial statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the Period from Inception, September 5, 1995, to September 30, 2009, (Unaudited for the
Period from Inception to September 30, 1998)

	Common Stock		Additional Paid-In	Accumulated	Subscription	Deferred
	Shares	Amount	Capital	Deficit	Receivable	Compensation	Total

Balance at September 5, 1995	-	$-	$-	$-	$-	$-	$-

Common stock issued for cash	884,407	88	-	-	-	-	88
Common stock issued for services	755,043	76	499,924	-	-	(500,000)	-
Net loss	-	-	-	(3,404)	-	-	(3,404)

Balance at September 30, 1995	1,639,450	164	499,924	(3,404)	-	(500,000)	(3,316)

Common stock issued for cash, net of expenses	361,330	36	124,851	-	-	-	124,887
Common stock issued for services	138,277	14	528,263	-	-	-	528,277
Common stock issued for equipment	744,000	74	3,719,926	-	-	-	3,720,000
Effect of reverse merger	1,578,470	158	(243,488)	-	-	-	(243,330)
Amortization of deferred compensation	-	-	-	-	-	72,500	72,500
Net loss	-	-	-	(728,748)	-	-	(728,748)

Balance at September 30, 1996	4,461,527	446	4,629,476	(732,152)	-	(427,500)	3,470,270

Common stock issued for cash	2,222,171	222	1,977,357	-	(913,300)	-	1,064,279
Common stock issued for services	9,127,981	913	12,430,725	-	-	-	12,431,638
Common stock issued for oil and gas leases and properties	500,000	50	515,575	-	-	-	515,625
Common stock issued for
Chevron contract	3,000,000	300	-	-	-	-	300
Common stock issued for
BAPCO acquisition	4,000,000	400	499,600	-	-	-	500,000
Contributed	(100,000)	(10)	(99,990)	-	-	-	(100,000)
Amortization of deferred compensation	-	-	-	-	-	177,500	177,500
Net loss	-	-	-	(16,913,052)	-	-	(16,913,052)

Balance at September 30, 1997	23,211,679	2,321	19,952,743	(17,645,204)	(913,300)	(250,000)	1,146,560

Common stock and warrants issued for cash	1,124,872	113	972,682	-	-	-	972,795
Common stock issued for services	1,020,320	102	1,526,878	-	-	-	1,526,980
Common stock issued for Uinta acquisition	1,000,000	100	1,999,900	-	-	-	2,000,000
Common stock issued for
Nueces acquisition	50,000	5	148,745	-	-	-	148,750
Common stock issued for accounts payable	491,646	49	337,958	-	-	-	338,007
Beneficial conversion feature associated with convertible debt	-	-	1,387,500	-	-	-	1,387,500
Receipt of subscription receivable	-	-	-	-	913,300	-	913,300
Option fee and penalty	299,536	30	219,193	-	-	-	219,223
Common stock issued for building equity	24,000	2	69,998	-	-	-	70,000
Amortization of deferred compensation	-	-	-	-	-	125,000	125,000
Net loss	-	-	-	(11,579,024)	-	-	(11,579,024)

Balance at September 30, 1998	27,222,053	$2,722	$26,615,597	$(29,224,228)	$-	$(125,000)	$(2,730,909)

The accompanying notes are an integral part of these financial statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the Period from Inception, September 5, 1995, to September 30, 2009, (Unaudited for the
Period from Inception to September 30, 1998)

	Common Stock		Additional Paid-In	Accumulated	Subscription	Deferred
	Shares	Amount	Capital	Deficit	Receivable	Compensation	Total

Balance at September 30, 1998	27,222,053	$2,722	$26,615,597	$(29,224,228)	$-	$(125,000)	$(2,730,909)

Common stock issued for cash	397,040,000	39,704	2,062,296	-	-	-	2,102,000
Common stock issued for services	7,169,000	717	1,034,185	-	-	-	1,034,902
Common stock issued for Uinta settlement	7,780,653	778	2,541,161	-	-	-	2,541,939
Common stock surrendered in
BAPCO settlement	7,744,000)	(774)	(2,709,626)	-	-	-	(2,710,400)
Common stock issued for accounts payable	10,843,917	1,084	769,139	-	-	-	770,223
Common stock issued for conversion of debt and payment of accrued interest and penalties	31,490,850	3,149	5,998,915	-	-	-	6,002,064
Common stock issued for officers' salary and bonuses	10,580,000	1,058	4,723,942	-	-	-	4,725,000
Common stock issued for shareholder loans and accrued interest payable	3,939,505	394	771,318	-	-	-	771,712
Reclassification of common stock previously presented as a liability	750,000	75	1,499,925	-	-	-	1,500,000
Amortization of deferred compensation	-	-	-	-	-	125,000	125,000
Net loss	-	-	-	(19,727,835)	-	-	(19,727,835)

Balance at September 30, 1999	489,071,978	48,907	43,306,852	(48,952,063)	-	-	(5,596,304)

Common stock issued for conversion of debt and payment of accrued interest and penalties	7,607,092	761	295,120	-	-	-	295,881
Net loss	-	-	-	(1,958,880)	-	-	(1,958,880)

Balance at September 30, 2000	496,679,070	49,668	43,601,972	(50,910,943)	-	-	(7,259,303)

Common stock issued for services	37,000,000	3,700	1,846,300	-	-	-	1,850,000
Net loss	-	-	-	(6,394,810)	-	-	(6,394,810)

Balance at September 30, 2001	533,679,070	53,368	45,448,272	(57,305,753)	-	-	(11,804,113)

Common stock issued for cash net of expenses	4,000,000	400	643,100	-	-	-	643,500
Common stock issued for services	3,475,000	348	527,652	-	-	-	528,000
Common stock issued for accounts payable	4,407,495	440	817,757	-	-	-	818,197
Common stock issued for con -version of debt and pay-ment of accrued interest and penalties	7,707,456	771	1,540,721	-	-	-	1,541,492
Common stock issued for officer's salary and bonuses	2,700,000	270	289,730	-	-	-	290,000
Net loss	-	-	-	(4,084,210)	-	-	(4,084,210)

Balance at September 30, 2002	555,969,021	$55,597	$49,267,232	$(61,389,963)	$-	$-	$(12,067,134)

The accompanying notes are an integral part of these financial statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the Period from Inception, September 5, 1995, to September 30, 2009, (Unaudited for the
Period from Inception to September 30, 1998)

	Common Stock		Additional Paid-In	Accumulated	Subscription	Deferred
	Shares	Amount	Capital	Deficit	Receivable	Compensation	Total

Balance at September 30, 2002	555,969,021	$55,597	$49,267,232	$(61,389,963)	$-	$-	$(12,067,134)

Common stock issued for cash, net of expenses	9,440,000	944	1,071,556	-	-	-	1,072,500
Common stock issued for accounts payable	1,527,986	153	177,663	-	-	-	177,816
Common stock issued for con -version of debt and payment of accrued interest	17,114,740	1,711	3,421,227	-	-	-	3,422,938
Net loss	-	-	-	(3,153,882)	-	-	(3,153,882)

Balance at September 30, 2003	584,051,747	58,405	53,937,678	(64,543,845)	-	-	(10,547,762)

Common stock issued for cash, net of expenses	3,231,940	323	974,677	-	-	-	975,000
Common stock issued for accounts payable	1,458,514	146	533,102	-	-	-	533,248
Common stock issued for con -version of debt and payment of accrued interest	11,185,052	1,119	2,236,093	-	-	-	2,237,212
Common stock issued for Proceeds received in 2003	1,000,000	100	(100)	-	-	-	-
Beneficial conversion feature associated with the con-vertible line of credit	-	-	1,058,912	-	-	-	1,058,912
Options issued to employee	-	-	765,000	-	-	(765,000)	-
Amortization of deferred compensation	-	-	-	-	-	308,126	308,126
Common stock issued for cash-less exercise of options and/or warrants	247,882	25	(25)	-	-	-	-
Net loss	-	-	-	(3,593,388)	-	-	(3,593,388)

Balance at September 30, 2004	601,175,135	60,118	59,505,337	(68,137,233)	-	(456,874)	(9,028,652)

Common stock issued for accounts payable	735,000	73	359,716	-	-	-	359,789
Common stock issued for con -version of debt and payment of accrued interest	107,819,727	10,782	22,678,054	-	-	-	22,688,836
Common stock issued in settle-ment of lawsuits	595,000	59	394,391	-	-	-	394,450
Variable accounting for repriced employee stock options	-	-	300,000	-	-	(300,000)	-
Beneficial conversion feature associated with the con-vertible line of credit	-	-	347,517	-	-	-	347,517
Amortization of deferred compensation	-	-	-	-	-	449,737	449,737
Common stock issued for cash-less exercise of options and/or warrants	587,364	59	(59)	-	-	-	-
Net loss	-	-	-	(11,270,478)	-	-	(11,270,478)

Balance at September 30, 2005	710,912,226	$71,091	$83,584,956	$(79,407,711)	$-	$(307,137)	$3,941,199

The accompanying notes are an integral part of these financial statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the Period from Inception, September 5, 1995, to September 30, 2009, (Unaudited for the
Period from Inception to September 30, 1998)

	Common Stock		Additional Paid-In	Accumulated	Subscription	Deferred
	Shares	Amount	Capital	Deficit	Receivable	Compensation	Total

Balance at September 30, 2005	710,912,226	$71,091	$83,584,956	$(79,407,711)	$-	$(307,137)	$3,941,199

Common stock issued for services	4,665,000	467	1,976,081	-	-	-	1,976,548
Variable accounting for repriced employee stock options	-	-	(60,660)	-	-	-	(60,660)
Issuance of warrants for success fee	-	-	5,154,500	-	-	-	5,154,500
Issuance of options as comp-ensation to consultants	-	-	1,145,000	-	-	-	1,145,000
Common stock issued upon exercise of warrants	800,000	80	159,920	-	-	-	160,000
Amortization of deferred compensation	-	-	(307,137)	-	-	307,137	-
Common stock issued for cash-less exercise of options and/or warrants	2,611,756	261	261)	-	-	-	-
Net income	-	-	-	23,171,536	-	-	23,171,536

Balance at September 30, 2006	718,988,982	71,899	91,652,399	(56,236,175)	-	-	35,488,123

Accounting for employee stock options	-	-	175,440	-	-	-	175,440
Common stock issued upon exercise of warrants	2,949,587	294	(294)	-	-	-	-
Net loss	-	-	-	(1,756,904)	-	-	(1,756,904)

Balance at September 30, 2007	721,938,569	72,193	91,827,545	(57,993,079)	-	-	33,906,659

Common stock issued for services	300,000	31	88,469	-	-	-	88,500
Accounting for employee stock options	-	-	48,460	-	-	-	48,460
Net loss	-	-	-	(3,071,157)	-	-	(3,071,157)

Balance at September 30, 2008	722,238,569	72,224	91,964,474	$(61,064,236)	-	-	30,972,462

Common stock issued for services	811,875	81	366,519	-	-	-	366,600
Net loss	-	-	-	(7,689,137)	-	-	(7,689,137)

Balance at September 30, 2009	723,050,444	$72,305	$92,332,543	$(68,753,373)	$-	$-	$23,649,925

The accompanying notes are an integral part of these financial statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2007, 2008 and 2009 and for the Period From
Inception, September 5, 1995 to September 30, 2009

				"Unaudited" Inception to September 30,
	2007	2008	2009	2009

Cash Flows From Operating Activities
Net income (loss)	$(1,756,904)	$(3,071,157)	$(7,689,137)	$(68,753,373)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and depletion expense	21,917	30,571	36,897	1,453,398
Provision for loss on deposits	-	-	4,234,317	4,234,317
Write-offs and abandonments	-	-	-	7,742,128
Deferred income taxes	(1,088,758)	30,360	-	(2,018,398)
Compensatory stock options	175,440	48,460	-	1,308,240
Gain from settlement	-	-	(365,000)	(617,310)
Gain on sale of partial interest in
DRSTP concession	-	-	-	(30,102,250)
Amortization of beneficial conversion feature associated with convertible debt	-	-	-	2,793,929
Amortization of deferred compensation	-	-	-	1,257,863
Loss on extinguishment of debt	-	-	-	5,682,368
Stock issued for services	-	-	-	20,897,077
Stock issued for settlements	-	-	-	225,989
Stock issued for officer bonuses	-	-	-	5,015,000
Stock issued for interest and penalties on convertible debt	-	-	-	10,631,768
Stock issued for board compensation	-	88,500	366,600	2,431,648
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	893,077	(19,464)	(247,926)	(447,344)
Accounts payable and other accrued liabilities	(1,598,173)	(156,342)	26,640	(2,742,598)
Income tax payable	(3,013,147)	-	-	0
Accounts payable and accrued liabilities, related party	169,175	116,319	(239,700)	115,233
Accrued interest - related party	-	-	-	-
Accrued retirement obligation	-	-	(120,000)	365,000

Net cash used by operating activities	(6,197,373)	(2,932,753)	(3,997,309)	(40,527,315)

The accompanying notes are an integral part of these financial statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2007, 2008 and 2009 and for the Period From
Inception, September 5, 1995 to September 30, 2009

				Inception to September 30,
	2007	2008	2009	2009

Cash Flows From Investing Activities
Purchase of long-term investment	$-	$-	$(5,292,896)	$(5,292,896)
Purchase of DRSTP concession	-	-	-	(5,679,000)
Proceeds from sale of partial interest in DRSTP concession	-	-	-	45,900,000
Purchase of furniture and equipment	(71,808)	(32,168)	(38,079)	(947,447)

Net cash provided (used) by investing activities	(71,808)	(32,168)	(5,330,975)	33,980,657

Cash Flows From Financing Activities:
Proceeds from warrants exercised	-	-	-	160,000
Proceeds from common stock, net of expenses	-	-	-	6,955,049
Proceeds from line of credit, related party	-	-	-	2,750,000
Proceeds from non-convertible debt, related party	-	-	-	158,700
Proceeds from convertible debt, related party	-	-	-	8,207,706
Proceeds from sale of convertible debt	-	-	-	9,019,937
Proceeds from bank borrowing	-	-	-	175,000
Proceeds from stockholder loans	-	-	-	1,845,809
Proceeds from stock subscription receivable	-	-	-	913,300
Repayment of shareholder loans	-	-	-	(1,020,607)
Repayment of long-term debt	-	-	-	(189,508)

Net cash provided by financing activities	-	-	-	28,975,386

Net increase (decrease) in cash and cash equivalents	(6,269,181)	(2,964,921)	(9,328,284)	22,428,728

Cash and cash equivalents, beginning of period	40,991,114	34,721,933	31,757,012	-

Cash and cash equivalents, end of period	$34,721,933	$31,757,012	$22,428,728	$22,428,728

The accompanying notes are an integral part of these financial statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended September 30, 2007, 2008 and 2009 and for the Period From
Inception, September 5, 1995 to September 30, 2009

Note 1 – Summary of Significant Accounting Policies

General Business and Nature of Operations

ERHC Energy Inc. is an independent oil and gas company that reports as a development stage enterprise because there are currently no significant operations and no revenue has been generated from business activities.  ERHC was formed in 1986, as a Colorado corporation, and was engaged in a variety of businesses until 1996, when it began its current operations as an independent oil and gas company.  ERHC’s goal is to maximize its value through exploration and exploitation of oil and gas reserves in the Gulf of Guinea offshore of central West Africa.  The Company’s current focus is to exploit its primary assets, which are rights to working interests in exploration acreage in the JDZ between the Democratic Republic of Sao Tome and Principe (“DRSTP”) and the Federal Republic of Nigeria (“FRN”) and in the exclusive waters of Sao Tome (the “Exclusive Economic Zone” or “EEZ”).  The Company has formed relationships with upstream oil and gas companies to assist the Company in exploiting its assets in the JDZ as further described in Note 4.  ERHC currently has no other operations.

Consolidated Financial Statements

The consolidated financial statements include the accounts of ERHC and its wholly owned subsidiaries, after elimination of all significant inter-company accounts and transactions.

Use of Estimates

The consolidated financial statements have been prepared in conformity with US. generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period for the years then ended. Actual results could differ significantly from those estimates.

Reclassification

Certain prior year amounts have been reclassified to conform with the current year presentation.

Concentration of Risks

ERHC primarily transacts its business with four financial institutions. From time to time the amount on deposit in one or all of these institutions may exceed the $250,000 federally insured limit.  The balances are maintained in demand accounts to minimize risk.

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

Furniture, Fixtures and Equipments

Furniture, fixtures and equipment are stated at cost and include expenditures for renewals and improvements and capitalized interest. Maintenance and repairs are charged to current operations. When property is retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts, and any gain or loss on disposition is included in income. Depreciation is provided principally on the straight-line method over the estimated service lives of the assets. In general, office furniture is depreciated over 7 years, office equipment over 5 years and computer equipment over 3 years.

Fair Value of Financial Instruments

Effective October 1, 2008, ERHC adopted new fair value measurements guidance for financial assets and financial liabilities. In adopting the guidance the Company  delayed application of  the fair value measurements for non-financial assets and non-financial liabilities, until October 1, 2009. The new guidance defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.

The new guidance defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants. The new guidance establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

•	Level 1 Inputs—Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•
Level 2 Inputs—Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

•
Level 3 Inputs—Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity's own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

Cash Equivalents.    Cash equivalents are reported at fair value utilizing Level 1 Inputs. We obtain quoted market prices in identical markets to estimate the fair value of its cash equivalents.

The adoption of the new guidance  did not significantly change the valuation techniques we had previously utilized prior to its adoption.
Financial instruments consist of cash and cash equivalents, accounts receivable, installments receivable, collateralized receivables, accounts payable and secured borrowings.

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

Asset Retirement Obligation

ERHC’s asset retirement obligation relates to the plugging and abandonment of certain oil and gas properties in Wichita Falls, Texas. The provisions of SFAS No. 143 require the fair value of a liability for an asset retirement obligation to be recorded and a corresponding increase in the carrying amount of the associated asset.  The cost of the tangible asset, including the initially recognized asset retirement cost is depleted over the useful life of the asset.  If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded to the retirement obligation and the asset retirement cost. The offsetting ARO liability is recorded at fair value, and accretion expense recognized as the discounted liability is accreted to its expected settlement value.  The fair value of the ARO asset and liability is measured using expected future cash out flows discounted at the Company’s credit adjusted risk free interest rate. These oil and gas properties were abandoned and written off during the year ended September 30, 1999 and the current liability is fully accreted and represents management’s best estimate of the fair value of the outstanding obligation. During the year ended September 30, 2009, the Company settled the asset retirement obligation by paying $120,000 and recognized a gain of $365,000

Impairment of Long-lived Assets

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

Income Taxes

Income taxes are accounted for under the under the assets and liability method.  Under this method, the deferred tax assets and liabilities are estimated based upon the difference between the financial statement and tax bases of assets and liabilities using tax rates in effect for the year in which the Company expects the differences to affect taxable income. The tax consequences of most events recognized in the current year’s financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenues, expenses, gains and losses, differences arise between the amount of taxable income and pretax financial income for a year and between the tax bases of assets or liabilities and their reported amounts in the financial statements. Because the Company assumes that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered, which gives rise to a deferred tax asset. The Company must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not likely, the Company must establish a valuation allowance.

The Company estimates the provision for income taxes based on income before income taxes for each tax jurisdiction in which the Company has established operations. The Company does not provide incremental U.S. income taxes on un-remitted foreign earnings taxed at rates less than the U.S. tax rates as such earnings are considered permanently invested.

On October 1, 2007, the Company adopted new FASB guidance on accounting for uncertainty in income taxes which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under the new guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The guidance also extends to derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding, after giving effect to potentially dilutive common share equivalents outstanding during the period.  Potentially dilutive common share equivalents are not included in the computation of diluted income (loss) per share if they are anti-dilutive.  Diluted income (loss) per common share is the same as basic for all periods presented because the effect of potentially dilutive common shares arising from outstanding stock warrants and options was anti-dilutiveFor the year ended September 30, 2009, 2008 and 2007, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Stock-based Compensation

On October 1, 2005, ERHC began recording compensation expense associated with stock options and other forms of equity compensation in accordance with new fair value guidance issued by the Financial Accounting Standards Board and  interpreted by the SEC.

New Accounting Pronouncements

Effective July, 1, 2009, the Company adopted the Accounting Standards Codification (ASC) issued by the Financial Accounting Standards Board (FASB). The ASC does not change generally accepted accounting principles in the United States of America (GAAP), but instead takes the numerous individual accounting pronouncements that previously constituted GAAP and reorganizes them into approximately 90 accounting topics, which are then broken down into subtopics, sections and paragraphs. The intent is to simplify user access to authoritative GAAP by providing all of the guidance related to a particular topic in one place. The ASC supersedes all previously existing non-SEC or non-grandfathered accounting and reporting standards. The adoption of the ASC did not have any impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued authoritative guidance which establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration, and certain acquired contingencies. The guidance also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. The guidance will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this guidance did not have any impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued authoritative guidance which establishes accounting and reporting standards for the non-controlling interest in a subsidiary (previously referred to as minority interests). The guidance also requires that a retained non-controlling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption this guidance, the Company would be required to report any non-controlling interests as a separate component of stockholders’ equity. The Company would also be required to present any net income allocable to non-controlling interests and net income attributable to the stockholders of the Company separately in its consolidated statements of operations. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The guidance requires retroactive adoption of the presentation and disclosure requirements for existing minority interests, however, all other requirements shall be applied prospectively. This guidance will not have a material effect on the Company’s consolidated financial statements since the Company does not have existing minority interests.

In March 2008, the FASB issued authoritative guidance intended to provide users of employers’ financial statements with more informative disclosures about the nature and valuation of postretirement benefit plan assets. The disclosures on plan assets are effective for fiscal years ending after December 15, 2009.

In April 2008, the FASB issued authoritative guidance that amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The guidance also requires expanded disclosure regarding the determination of intangible asset useful lives. The guidance is effective for fiscal years beginning after December 15, 2008. This guidance will not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued authoritative guidance which requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. The guidance eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. It is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements and disclosures.

In June 2009, the FASB issued authoritative guidance which amends certain requirements to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. The guidance will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is currently evaluating the impact, if any, that this guidance will have on its consolidated financial statements.

Note 2 - Fair Value of Financial Instruments

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2009 segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Cash and cash equivalents	$22,428,728	$-	$-	$22,428,728
Long-term investment	-	-	1,058,579	1,058,579

Total	$22,428,728		$-	$23,487,307

Level 3 Losses

The table below sets forth a summary of changes in the fair value of the Plan’s level 3 assets for the year ended September 30, 2009:

Long-Term Investment

Balance, beginning of year	$-

Purchases	5,292,896

Write down to estimated fair value	(4,234,317)

Balance, end of year	$1,058,579

Note 3 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following as of September 30, 2009 and 2008:

	2009	2008

Accounts payable	$246,840	$222,044
Accrued stock payable – success fee	4,803,750	4,803,750

	$5,050,590	$5,025,794

Note 4 – Revision to Financial Statements

ERHC revised its financial statements to report as a development stage company for the year ended September 30, 2006 and subsequent periods.  Accordingly, the statements of operations, stockholders’ equity and cash flows include inception to date amounts.  The consolidated statements of stockholders’ equity of the Company for the years ended from inception (September 5, 1995) through September 30, 1998 were audited by other auditors who are no longer members of the Public Company Accounting Oversight Board ("PCAOB") and whose reports for each of the years ended from inception (September 5, 1995) through September 30, 1998 expressed an unqualified opinion on those statements. Because the other auditors were no longer members of the PCAOB, the inception to date amounts shown in the accompanying statements of operations and statement of cash flows are considered unaudited.

Note 5 – Sao Tome Concession

In April 2003, the Company and the DRSTP entered into an Option Agreement (the “2003 Option Agreement”) in which the Company relinquished certain financial interests in the JDZ in exchange for exploration rights in the JDZ.  The Company additionally entered into an administration agreement with the Nigeria-Sao Tome and Principe JDA.  The administration agreement is the formal agreement by the JDA that it will fully implement ERHC’s preferential rights to working interests in the JDZ acreage as set forth in the 2003 Option Agreement and describes certain procedures regarding the exercising of these rights.  However, ERHC retained under a previous agreement the following rights to participate in exploration and production activities in the EEZ subject to certain restrictions:  (a) the right to receive up to two blocks of ERHC’s choice and (b) the option to acquire up to a 15% paid working interest in up to two blocks of ERHC’s choice in the EEZ.  The Company would be responsible for its proportionate share of exploration and exploitation costs in the EEZ blocks.

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

(1) See Note 6

ERHC’s goal is to enter into agreements to exploit its interests in Blocks 5, 6 and 9 also.  Additionally, the Company intends to exploit its rights in the EEZ.

Note 6 – DRSTP Success Fee

ERHC agreed to pay a $3 million cash success fee ($1.5 million was paid in March 2006 and the remaining $1.5 million was paid in March 2007) to Feltang International Inc., a British Virgin Island company that was responsible for obtaining Sinopec’s participation in Block 2.  ERHC will also issue to Feltang 5,250,000 shares of common stock and warrants to purchase 6,500,000 shares at an exercise price of $0.355 per share.  The common stock was valued at $4,803,750 (included in accounts payable at September 30, 2009, 2008, 2007 and 2006) based on the quoted market value of the common stock on the date Sinopec signed the production sharing agreement. The warrants were valued at $5,154,500 based on a valuation using the Black-Scholes Option Pricing Model and the following assumptions; market price of $0.915, strike price of $0.355, volatility of 115%, interest rate of 4.42%, dividend yield of 0% and expected life of 4 years.

Upon sale of the participation interests, ERHC removed the entire cost of the related blocks due to the uncertainty surrounding their unproved interests.

Note 7 – Convertible Debt

At September 30, 2009 and 2008, ERHC had $33,513 of nonaffiliated convertible debt and $10,561 and $8,719, respectively, of accrued but unpaid interest outstanding, respectively.  At September 30, 2009 and 2008, this note was in default and ERHC was unable to locate the investor.  If the outstanding convertible debt were converted using the conversion price of $0.20 per share, ERHC would be required to issue 220,370 shares of common stock based on an outstanding principal amount of $33,513 and accrued interest of $10,561.

Note 8 – Income Taxes

At September 30, 2009, ERHC had a consolidated net operating loss carry-forward (“NOL”) of approximately $13,775,097.

The composition of deferred tax assets and the related tax effects at September 30, 2009 and 2008 are as follows:

	2009	2008

Net operating losses	$4,683,533	$1,430,118
Income tax receivable	2,018,398	2,018,398
Accrual for asset retirement	-	164,900
Allowance for loss on deposits	1,439,668	-
Accrued stock-based compensation	88,587	-

Total deferred tax assets	8,230,186	3,613,416
Valuation allowance	(6,211,788)	(1,595,018)

Net deferred tax asset	$2,018,398	$2,018,398

The $2,018,398 deferred tax asset at September 30, 2009 and 2008, represents a refundable amount of $2,018,398 to be claimed by ERHC because of overpayment made in its 2006 tax return.

The difference between the income tax benefit (provision) in the accompanying statement of operations and the amount that would result if the U.S. federal statutory rate of 34% were applied to pre-tax income (loss) for years ended September 30, 2009, 2008 and 2007, is as follows:

	2009	2008	2007

Income tax benefit (provision) at federal statutory rate	$2,597,254	$1,033,870	$1,183,167
Change in valuation allowance	(2,575,312)	(978,877)	1,998,759
Expiration and adjustment of NOL’s	-	-	(1,364,518)
Director’s stock compensation	-	(24,633)	(30,090)
Consultants stock option expense	-	-	(59,650)
State income tax	-	-	-
Penalties	(11,982)	-	(3,621)
Other	(10,000)	-	(1,047)

Income tax benefit (provision)	$-	$30,360	$1,723,000

In preparing the Company’s consolidated financial statements, the Company assesses the likelihood that its deferred tax assets will be realized from future taxable income. The Company establishes a valuation allowance if it determines that it is more likely than not that some portion of the deferred tax assets will not be realized. Changes in the valuation allowance, when recorded, would be included in its consolidated statements of operations as a provision for (benefit from) income taxes. The Company exercise significant judgment in determining its provisions for income taxes, its deferred tax assets and liabilities and its future taxable income for purposes of assessing its ability to utilize any future tax benefit from its deferred tax assets. During 2009, the Company assessed the need for a valuation allowance against its deferred tax assets. The deferred tax asset valuation allowance was $6,211,788 as of September 30, 2009. The valuation allowance relates primarily to the net operating losses and various expense deductions for which a tax benefit is currently unavailable ..

At September 30, 2009, the Company has Federal net operating loss carry forward of approximately $13,755,097. The federal loss carry forward expires on various dates through 2029.

FIN 48

On October 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” ,  which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures.

The Company is subject to taxation in the United States and various foreign jurisdictions. The Company’s tax years for 2005 through 2008 are subject to examination by the tax authorities. The Company is currently under examination by the Internal Revenue Service for the 2006 tax year.

Note 9 – Shareholders’ Equity

Common Stock Issued for Services:

During the years ended September 30, 2009, 2008 and 2007, ERHC issued 1,111,875 shares of common stock for payment of director and employee services as follows:

(i)	315,000 shares to Directors for 2009 services rendered and the fair value of $226,800 was recorded by the Company.

(i)	240,000 shares to Directors for 2005 services rendered (these shares were issued in the second quarter of 2009.

(iii)	46,875 shares to company non-management staff for 2009 services rendered and the fair value of $33,755 was recorded by the Company.

(iv)	210,000 shares for 2008 services rendered and fair value of $72,450 was recorded.

(v)	300,000 shares for 2007 services rendered and fair value of $88,500 was recorded.

Common Stock Issued Upon Exercise of Warrants:

During 2007, 5,625,000 warrants were exercised on a cashless basis for 2,949,587 shares of common stock.

Stock Options:

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

Stock Warrants

During the year ended September 30, 2009, 2008 and 2007, a total of 8,741,940 warrants expired unexercised as shown in the table below. These warrants had exercise prices ranging from $0.25 per share to $3.00 per share.  At September 30, 2009, $6,500,000 warrants remain outstanding with an exercise price of $0.36 per share and expiring on April 14, 2010, indicating a remaining life of 0.5 years.

Stock Warrants / Stock Options Summary

Information regarding warrants/options, their respective changes and their weighted average exercise prices as of and for the fiscal years ended September 30, 2009, 2008 and 2007 are as follows:

		Weighted Average Exercise	Market Price Intrinsic		Weighted Average Exercise	Exercise Price Intrinsic
Description	Warrants	Price	Value	Options	Price	Value

Balance at September 30, 2006	20,866,940	$0.37	$-	-	$-	$-

Granted	-	-		1,000,000	0.43
Exercised(a)	(5,625,000)	0.20		-	-
Expired or cancelled.	(1,840,000)	0.50		-	-

Balance at September 30, 2007	13,401,940	0.43	-	1,000,000	0.43	-

Granted	-	-		-	-
Exercised	-	-		-	-
Expired or cancelled.	(4,281,940)	0.31		-	-

Balance at September 30, 2008	9,120,000	0.36	-	1,000,000	0.43	-

Granted	-	-		-	-
Exercised	-	-		-	-
Expired or cancelled.	(2,620,000)	0.36		-	-

Balance at September 30, 2009	6,500,000	0.36		1,000,000	0.43	0.29

Exercisable	-			1,000,000	0.43

(a) During 2007, 5,625,000 warrants were exercised on a cashless basis for 2,949,587 shares of common stock.

The 1,000,000 Options outstanding at September 30, 2009 are fully vested, have a weighted average exercise price of $0.43 per share, and a weighted average remaining contractual life of 0.2 year.  These options expired

Note 10 – Commitments and Contingencies

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

Operating Lease

ERHC leases office space at 5444 Westheimer Road, Houston, Texas.  The lease for office space expires December 2011.  The monthly base rent payment is $8,920 for approximately 5,200 square feet.  During the years ended September 30, 2009, 2008 and 2007, ERHC incurred lease expenses of $107,040, $104,330 and $107,124, respectively.  The future remaining annual lease payments under this lease are as follows:

Year Ending September 30,	Amount

2010	$107,040
2011	107,040
2012	26,760

Note 11 – Related Party Transactions

Mr. Emeka Offor resigned, effective August 12, 2007, as ERHC’s non-executive Chairman of the Board.  As of September 30, 2007, Mr. Offor, through Chrome Oil Services, Ltd. (“Chrome”) and Chrome Energy, LLC (“Chrome Energy”), beneficially owns approximately 43% of the common stock of ERHC.  He has been compensated as a director of the Company as follows:

Year	Cash Compensation	Common Stock Issuances	Value of Common Stock Issuances	Total Compensation
2009	$-	-	$-	$-
2008	-	-	-	-
2007	38,100	60,000	17,700	55,800

At September 30, 2007, ERHC owed Chrome Energy, the entity controlled by Mr. Offor, $62,314 for furniture. This liability was fully paid during the year ended September 30, 2008.

Note 12 – Quarterly Financial Information (Unaudited)

For the Year Ended September 30, 2009

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

General and administrative expenses	$710,181	$943,714	$1,270,463	$1,945,127
Interest expense	461	461	461	460
Other income	281,535	130,640	-	9,554
Provision for loss on deposits	-	-	(2,117,158)	(2,119,059)
Benefit (provision) for income tax	-	-	-	-
Net loss attributable to common stockholders	(429,107)	(804,535)	(3,379,743)	(3,705,531)
Basic and diluted earnings per share	(0.00)	(0.00)	(0.00)	(0.01)

For the Year Ended September 30, 2008

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

General and administrative expenses	$1,018,167	$1,170,240	$828,692	$1,263,044
Interest expense	461	461	460	461
Other income	431,863	322,962	225,079	261,285
Benefit (provision) for income tax	-	-	-	(30,360)
Net loss attributable to common stockholders	(586,765)	(847,739)	(604,073)	(1,032,580)
Basic and diluted earnings per share	(0.00)	(0.00)	(0.00)	(0.00)

For the Year Ended September 30, 2007

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

General and administrative expenses	$1,334,313	$1,181,541	$1,083,539	$1,377,372
Interest expense	461	461	461	460
Other income	543,632	540,495	457,541	457,036
Gain (loss) on settlements	-	-	(500,000)	-
Benefit (provision) for income tax	269,000	197,000	539,241	717,759
Net loss attributable to common stockholders	(522,142)	(444,507)	(587,218)	(203,037)
Basic and diluted earnings per share	(0.00)	(0.00)	(0.00)	(0.00)

The sum of the individual quarterly basic and diluted loss per share amounts may not agree with year-to-date basis and diluted loss per share amounts as a result of each period’s computation being based on the weighted average number of common shares outstanding during that period.

Note 13 – Subsequent Events

The Company has evaluated all subsequent events through December 10, 2009, the date of this filing, and concluded there were no significant events to be reported.

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

Based on their evaluation, ERHC’s principal executive and principal financial officers have concluded that ERHC’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2009 to ensure that the information required to be disclosed by ERHC in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Our officers also concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers to allow timely decisions regarding required disclosure.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of ERHC’s internal control over financial reporting as of September 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that, as of September 30, 2009, ERHC’s internal control over financial reporting was effective.

The effectiveness of ERHC’s internal control over financial reporting as of September 30, 2009 has been audited by Malone & Bailey PC,  an independent registered public accounting firm who audited ERHC’s consolidated financial statements as of and for the year ended September 30, 2009, as stated in their report, which is included under “Item 8. Financial Statements and Supplementary Data.”

Changes in Internal Control Over Financial Reporting

There were no changes in ERHCs internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, ERHC’s internal control over financial reporting.

Item 9B.  Other Information

None.

Item  10.   Directors, Executive Officers and Corporate Governance

The information called for by this Item 10 is incorporated hereby by reference to the definitive Proxy Statement to be filed by ERHC pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934 not later than January 28, 2010.

Item  11.   Executive Compensation

The information called for by this Item 11 is incorporated herein by reference to the definitive Proxy Statement to be filed by ERHC pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934 not later than January 28, 2010.

Item  12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this Item 12 is incorporated herein by reference to the definitive Proxy Statement to be filed by ERHC on pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934 not later than January 28, 2010.

Item  13.   Certain Relationships and Related Transactions, and Director Independence

The information called for by this Item 13 is incorporated herein by reference to the definitive Proxy Statement to be filed by ERHC pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934 not later than January 28, 2010.

Item  14.   Principal Accounting Fees and Services

The information called for by this Item 14 is incorporated herein by reference to the definitive Proxy Statement to be filed by ERHC pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934 not later than January 28, 2010.

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
* Previously filed

SIGNATURES

In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on December 11, 2009 on its behalf by the undersigned, thereunto duly authorized.

ERHC Energy Inc.
By:	//s//Peter Ntephe
Peter Ntephe
Chief Operating Officer & Acting Chief Executive Officer
//s//Sylvan Odobulu
Sylvan Odobulu
Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
//s// Howard Jeter	Director	December 11, 2009
Howard Jeter	Member Audit Committee
//s// Andrew Uzoigwe	Director	December 11, 2009
Andrew Uzoigwe	Member Audit Committee