Form 10-K/A
period 2009-09-30
ERHC Energy Inc
filed 2010-01-28
CIK 799235

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K/A
Amendment No. 1

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2009

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ended: __________________

Commission file number: 000-17325

(Exact name of registrant as specified in its charter)

Colorado	88-0218499
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5444 Westheimer Road, Suite 1440, Houston, Texas	77056
(Address of Principal Executive Office)	(Zip Code)

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

EXPLANATORY NOTE

We filed our Annual Report on Form 10-K for the year ended September 30, 2009 on December 14, 2009 (the “Original Report”). We are filing Amendment No. 1 on Form 10-K/A (“Amendment 1”) solely to disclose Part III Information which was incorporated by reference to the Original Report.   No other changes to the Original Report are included in this Amendment other than to disclose the Part III Information.

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

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant; and C   orporate Governance

The following are the Directors and Principal Executive Officer of the Company as of  November 30, 2009 (1):

Name	Age	Position

Howard Jeter	62	Director
Andrew Uzoigwe	67	Director
Peter C. Ntephe	43	Chief Operating Officer and Acting Chief Executive Officer

(1)	Clement Nwizubo has served as Director and Audit Committee Chairman from March 2006 until his death in June 2009.

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

Peter Ntephe has been the Chief Operating Officer and acting Chief Executive Officer of ERHC Energy from 2008.  Mr. Ntephe has been involved in fundamental aspects of the Company's executive management since 2001, having joined initially as Corporate Secretary.  His roles have included key participation in the negotiation, securing and maintenance of the Company's oil and gas interests in the Gulf of Guinea.  As Chief Operating Officer and acting Chief Executive Officer, he oversees the executive management of ERHC Energy and its subsidiaries.  He is responsible for ensuring that the group's strategic objectives are met.  Mr. Ntephe has had a career spanning over 22 years, in the public and private sectors. Mr. Ntephe has a Master of Science degree from the University of Oxford. He also has three degrees in law (including one with a specialization in regulatory issues from the University of London) and a degree in management from Brunel University, London.   Mr. Ntephe has taught Business Law as part of adjunct faculty in the Business School of the American Intercontinental University, London.

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

Our other executive officers are as follows:

David Bovell, Vice President - Corporate Development - David A. Bovell 52, has held the position of Vice President - Corporate Development since May 2008. Prior to joining the ERHC and since 1993, Mr. Bovell served as a Managing Director for Green Corporate Finance Ltd, in the United Kingdom. Green Corporate Finance is an independent company advising small and medium sized companies on corporate finance, strategy and restructuring, including listing on stock exchanges. Mr. Bovell has a Bachelor of Commerce in Economics & Financial Management from the University of Cape Town. He is a Certified institute of Chartered Accountants (South Africa), and a member of UK Institute of Chartered Management Accountants.

Daniel Gralla, Vice President - Technical - Daniel S. Gralla is the Vice President Technical of ERHC Energy Inc. and its subsidiaries and has held that position since December 2008. Prior to joining ERHC and since 1993 Mr. Gralla served as an Engineering Consultant for Kerr McGee, Arco, ConocoPhillips and Aspect Energy. Mr. Gralla has 25 years of technical experience as a petroleum engineer working for both major and independent oil and gas exploration and production companies. Mr. Gralla has a Bachelor of Science in Petroleum Engineering from the Colorado School of Mines.

Sylvan Odobulu 49, is the Financial Controller and Principal Accounting Officer of ERHC. He directs the daily operation of ERHC’s finance function, including treasury, budgeting, auditing, tax, accounting, capital purchasing, investor relations, forecasting and insurance activities. In this capacity, Mr. Odobulu is responsible for regulatory and disclosure issues including preparation of financial statements and other requisite disclosure documents, accounting, payroll, tax and audit matters, including liaison with external auditors, maintenance of financial controls, liaison with various governmental and regulatory agencies, as well as procurement and logistics. Mr. Odobulu provides counsel to ERHC’s President & CEO relating to financial and tax considerations and develops long-range strategies to establish and maintain the Company’s financial self-sufficiency, establishes ERHC’s accounting systems and procedures to ensure they are up-to-date and in compliance with all applicable statutory and regulatory requirements, and provides advice and review for compliance with appropriate statutory and regulatory requirements.  Additionally, Mr. Odobulu prepares and issues quarterly and annual audited financial statements and reports. Prior to joining ERHC and since 1999, Mr. Odobulu was employed by Ernst and Young LLP, serving in various capacities, most recently as an Accounting Supervisor. He holds a Bachelor of Science degree from the University of North Texas, majoring in Accounting.

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

The number of stock awards granted to each director during years prior to the 2009 fiscal year was determined by reference to the awards in an equal amount that would yield thirty to fifty percent of total compensation of each director. In 2009 fiscal year, based on the recommendations of Compensation Committee, the Company increased total compensations for Directors for serving on the Board. Stock awards to Directors are restricted shares under Rule 144 of the Securities Act of 1933, but they include no conditions for vesting.

Cash Compensation - During 2009, the basic annual cash retainer paid to each Director (other than the Board Chairman) was $20,000.   Each Board member is paid a meeting fee of $1,500 per Board meeting attended.

The Chairman of the Audit Committee is paid an annual retainer of $10,000.  The Chairman of the Compensation Committee is paid an annual retainer of $5,000.  The Chairman of the Governance and Nominating Committee is paid an annual retainer of $5,000.  Each member of the Audit Committee is paid an annual retainer of $3,125.  Each member of the Compensation Committee is paid an annual retainer of $2,500.  Each member of the Governance and Nominating Committee is paid an annual retainer of $2,500.  In addition, each member of a Committee is paid a meeting fee of $1,000 per Committee meeting attended.

The following table sets forth information concerning total director compensation during the 2009 fiscal year for each non-employee director:

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards (2)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Howard Jeter	$82,125	$83,183	$-	$-	$-	$-	$165,308
Andrew Uzoigwe	76,625	83,183	-	-	-	-	159,808
Clement Nwizubo (2)	59,250	83,183	-	-	-	-	142,433

(1)
The amounts included in the “Stock Awards” column represent the compensation cost recognized by the Company in 2008 related to non-option awards to directors, computed in accordance with Statement of Financial Accounting Standards No. 123(R), or SFAS No. 123(R). As of September 30, 2009, no non-employee directors had any aggregate outstanding deferred shares. The amounts included in the “Stock Awards” column represent the compensation cost recognized by the Company in 2009 related to non-option awards to directors, computed in accordance with Statement of Financial Accounting Standards No. 123(R), or SFAS No. 123(R). As of September 30, 2008, no non-employee directors had any aggregate outstanding deferred shares. The number of shares underlying stock awards to directors during fiscal 2009 were as follows: Howard Jeter – 165,000 shares, Andrew Uzoigwe – 165,000 shares and Clement Nwizubo – 165,000 shares.  The disclosure relates solely to grants of restricted stock (Under Rule 144) in 2009. Certain of the shares awarded to directors in 2009 have not been issued.

(2)
The amounts included in the “Option Awards” column represent the compensation cost recognized by the Company in related to stock option awards to directors, computed in accordance with SFAS No. 123(R). There were no stock option awards to directors in 2009.

No table of the grant date fair value of stock option and deferred share awards made to each non-employee director has been included because no stock option or deferred share awards occurred during 2009.

It is expected that the directors will receive compensation in fiscal 2010.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s Directors and Executive Officers, and persons who own beneficially more than ten percent (10%) of the common stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission.  Copies of all filed reports are required to be furnished to the Company.  Based solely on the reports received and the representations of the reporting person, the Company believes that these persons have complied with all applicable filing requirements during the fiscal year ended September 30, 2009.

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

Audit Committee

The Company’s Audit Committee is constituted of Messrs. Jeter and Uzoigwe.  The ultimate responsibility for good corporate governance rests with the Board, whose primary role is oversight, counseling and direction to the Company's management in the best long-term interests of the Company and its stockholders. The Audit Committee, in accordance with its charter, has been established for the purpose of overseeing the accounting and financial reporting processes of the Company and audits of the Company's annual financial statements. As described more fully in its charter, the purpose of the Audit Committee is to assist the Board in its general oversight of the Company's financial reporting, internal controls and audit functions.  Management is responsible for the preparation, presentation and integrity of the Company's financial statements; establishing and applying accounting and financial reporting principles; designing and implementing systems of internal controls; and establishing procedures designed to reasonably assure compliance with accounting standards, applicable laws and regulations. The Company's independent auditing firm is responsible for performing an independent audit of the consolidated financial statements in accordance with generally accepted auditing standards. In accordance with law, the Audit Committee has ultimate authority and responsibility to select, compensate, evaluate and, when appropriate, replace the Company's independent auditors. The Audit Committee has the authority to engage its own outside advisers, including experts in particular areas of accounting, as it determines appropriate, apart from counsel or advisers hired by management. All of the members of the Audit Committee meet the independence and experience requirements of the SEC. The Board of Directors determined that Mr. Nwizubo qualifies as an “Audit Committee Financial Expert” as defined by the SEC; however, since his death in June 2009, the Board has been conducting a search for his replacement.

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

Overview

ERHC’s current business activity is to exploit its assets, which are rights to working interests in exploration acreage in the JDZ between the DRSTP and the FRN and in the EEZ.  Our current business plan is based on attracting and retaining a limited group of highly qualified professionals. ERHC had 5 employees at September 30, 2009 and 2008.

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

2009 Executive Compensation

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

Retention Plan

In 2006, the Compensation Committee granted stock options to the Technical Vice President in an effort to provide an employment incentive and encourage retention through this crucial stage in our operations. The options vest upon completion of one year of service from the grant date. The exercise price of each of the grants was set at the closing price of the Company’s common stock on the date of grant. The Technical Vice President’s grant consisted of 1,000,000 stock options with an exercise price of $0.43 per share. The closing price of the Company’s common stock on December 18, 2006, the date of this grant, was $0.43. These options expired unexercised in December 2008.

Perquisites

Perquisites are not provided to our officers.

Benefits

We provide the same level of benefits to all of our employees and Executive Officers.

Accounting and Tax Implications

Our 2004 Plan is designed to grant stock awards that are performance-based compensation expense that is fully deductible for federal income tax purposes. When the awards vest or are otherwise includible in the taxable compensation of the affected executives, we may not be able to recognize current or future tax benefits that may otherwise be available to the Company related to such awards. We began expensing equity awards in 2006 in accordance with guidance issued by the Financial Accounting Standards Board. In general, the accounting rules did not impact the types of equity awards granted to plan participants.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

THE COMPENSATION COMMITTEE

Dr. Andrew Uzoigwe-Chairman
Ambassador Howard Jeter-Member

SUMMARY COMPENSATION TABLE

The following table sets forth the aggregate compensation awarded to, earned by or paid to the Company’s named executive officers for 2009 and 2008 and 2007

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (7)	All Other Compensation ($)	Total ($)

Peter Ntephe (1) Chief Operation Officer and Acting Chief Executive Officer	2009	236,000	—	—	—	—	—	—	236,000
	2008	131,733	—	—	—	—	—	—	131,733
	2007	60,000	—	—	—	—	—	—	60,000

James Ledbetter (2) Technical Vice President	2009	57,500	—	—	—	—	—	—	57.500
	2008	230,000	—	—	48,460	—	—	—	278,460
	2007	191,083	—	—	175,440	—	—	—	366,523

David Bovell (3) Vice President - Corporate Development	2009	235,000	—	—	—	—	—	—	235,000
	2008	95,000	—	—	—	—	—	—	95,000
	2007	—	—	—	—	—	—	—	—

Sylvan Odobulu (4) Controller/Principal Accounting Officer and Administrator	2009	163,200	—	—	—	—	—	—	163,200
	2008	138,900	—	—	—	—	—	—	138,900
	2007	111,018	—	—	—	—	—	—	111,018

Daniel Gralla (5) Technical Vice President	2009	151,250	—	—	—	—	—	—	151,250
	2008	—	—	—	—	—	—	—	—
	2007	—	—	—	—	—	—	—	—

(1)
Mr. Ntephe became COO (and began acting as interim CEO) upon Mr. Luca’s resignation in April 2008. Mr. Ntephe is contracted through ERHC’s  holding company, ERHC Energy Cayman Limited and is paid a salary of $236,000 per year for his services as a COO and CEO.

(2)
Mr. Ledbetter was issued 1,000,000 stock options at an exercise price of $0.43 per share on December 18, 2006. The option exercise price is $0.43 per share, the closing price of the Company's common stock on the date of grant. The options vest over a one-year period beginning on the date of grant. Fair value of $22.39 per share or a total of $223,900 was calculated using the Black-Scholes option pricing model. Variables used in this option-pricing model for the year ended September 30, 2007 were (1) 4.90% discount rate, (2) option life is the expected remaining life of the options as of each year end, (3) expected volatility of 75.00%, and (4) zero expected dividends. Option expense of $48,460 and $175,440 was recorded during the years ended September 30, 2008 and 2007, respectively, in accordance with FAS123(R). Mr. Ledbetter served as Technical Vice President until December 2008 and his options expired unexercised in December 2008.

(3)	Mr. Bovell was became VP of Corporate Development on May 1, 2008 and receives a salary of $235,000 per year. Mr. Bovell is contracted through ERHC’s holding company, ERHC Energy Cayman Limited.

(4)	Mr. Odobulu joined the Company in July 2006 as controller and has acted as Principal Accounting Officer since joining the Company. He is also the Corporate Administrator

(5)
Mr. Gralla became Technical VP in December 2008 and receives a base salary of $4,000 per month for four days service plus $1,400 per day for any additional services (if such additional services are required.)

(6)	ERHC does not provide either a pension plan or a nonqualified deferred compensation plan for any of its employees.

GRANTS OF PLAN-BASED AWARDS

The following table sets forth the information about grants made to the Company’s named executive officers in 2009 pursuant to the 2004 Plan.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Unit (#) (1)	All Other Option Awards: Number of Securities Underlying Options (#) (2)	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards ($)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)

James Ledbetter	—	—	—	—	—	—	—	—	—	—	—
Sylvan Odobulu	—	—	—	—	—	—	—	—	—	—	—
Peter Ntephe	—	—	—	—	—	—	—	—	—	—	—
David Bovell	—	—	—	—	—	—	—	—	—	—	—
Daniel Gralla	—	—	—	—	—	—	—	—	—	—	—

(1)	The number in this column reflects the rule 144 restricted stock awarded in 2009 pursuant to the 2004 Plan.

(2)
Reflects the dollar amounts recognized for financial statement reporting purposes for the fiscal year ended September 30, 2009 in accordance with FAS123R of awards made pursuant to the 2005 Plan excluding any reduction in value due to potential service-based forfeitures.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table reflects all outstanding equity awards held by the Company’s named executive officers as of September 30, 2009.

Stock Awards
						Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Option Awards
Name	Number of Securities Underlying Unexercised Options		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
	Exercisable	Unexercisable
Nicolae Luca	—	—	—	—	—	—	—	—	—
James Ledbetter	1,000,000	—	—	$0.43	12/18/2008	—	—	—	—
Sylvan Odobulu	—	—	—	—	—	—	—	—	—
Peter Ntephe	—	—	—	—	—	—	—	—	—
David Bovell	—	—	—	—	—	—	—	—	—
Daniel Gralla	—	—	—	—	—	—	—	—	—

(1)	The options were granted on December 18, 2006 and vested upon the completion of one year of service. These options expired unexercised in December 2008.

OPTION EXERCISES AND STOCK VESTED

The following table reflects the stock options exercised by the Company’s named executive officers during 2009 and their restricted stock that vested during 2009.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)

James Ledbetter	—	—	—	—
Sylvan Odobulu	—	—	—	—
Peter Ntephe	—	—	—	—
David Bovell	—	—	—	—
Daniel Gralla	—	—	—	—

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

As of September 30, 2009, Company has entered into four employment or other agreements that include a change of control severance provisions with an executive officer, including the named executive officers. The Company’s employment agreements with provide that certain officers are eligible for payments upon any termination without cause prior to expiration of the contract as described below under Employment Contracts.

Employment Contracts

Following is an analysis of the Company’s employment contracts with named executive officers at September 30, 2009:

Employee	Position	Date of Agreement Commencement	Date of Agreement Termination	Term of Agreement	Monthly/Annual Compensation		Estimated Cost if Triggering Event Occurred at September 30, 2009 (*)

Peter Ntephe	Chief Operating Officer and Chief	4/22/2008	4/21/2010	2 years	$19,667 / 236,000		$137,666
	Executive Officer

David Bovell	Vice President of Corporate Development	5/1/2008	4/30/2010	2 years	$19,583 / 235,000		$137,083

Sylvan Odobulu	Controller and Head Office Administrator	7/3/2008	7/2/2010	2 years	$13,500 / 162,000		$121,500
	and Acting Principal Accounting Officer

Daniel Gralla	Technical Vice President	12/17/2008	(1)	(1)	4,000/	(1)

(*)	In the first six months of the employment contracts, no termination benefits accrue to the employees.

(1)
Daniel Gralla's contract  is for a six month period at a base rate of $4,000 per month for four working days per month plus additional compensation of $1,400 per day for services, if required, performed in excess of four days per month. The contract renews under the same terms based on the mutual agreement of Mr. Gralla and the Company. For termination with out cause, Mr. Gralla receives payment for services performed through the date of termination.

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

Relocation allowance in the event that the terms of employment require the employee to relocate from his or her city or country of residence.

Incentive compensation as approved by the Company's Board of Directors.

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

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)

Equity compensation plans approved by security holders	1,000,000	(1)	$0.43	10,658,244

Equity compensation plans not approved by security holders	-		-	-

(1) In December 2008, these options expired unexercised.

Compensation Committee Interlocks Insider Participation

The Company’s Compensation Committee is comprised Messrs. Jeter and Uzoigwe.  Mr. Nwizubo served on the until  his death in June 2009. None of the members of the Compensation Committee has been or is an officer or employee of the Company, or is involved with a related transaction or a relationship as defined by Item 404 of Regulation S-K.  None of the Company’s Executive Officers serves on the Board of Directors or compensation committee of a company that has an Executive Officer that serves on the Company’s Board or Compensation Committee.  No member of the Company’s Board is an Executive Officer of a company in which one of the Company’s Executive Officers serves as a member of the Board of Directors or compensation committee of that company.

Item 12.  Security Ownership of Certain Beneficial Owners and Mana   gement and Related Stockholder Matters

The following table and notes thereto set forth certain information regarding beneficial ownership of the common stock as of November 30, 2008 by (i) each person known by the Company to beneficially own more than five percent of the common stock, (ii) each Director, (iii) each named Executive Officer and (iv) all Directors and Officers of the Company as a group.  As of December 31, 2009 there were 723,050,444 shares of common stock issued and outstanding.   Beneficial ownership is determined in accordance with rules of the SEC and generally includes voting or dispositive power with respect to such shares.

Name and Address	Shares of Common Stock Beneficially Owned(1)	Percentage of Voting Power

Principal Shareholders
Chrome Oil Services LTD	200,285,727	27.7%
c/o No 22 Lobito, Wuse II
Abuja, Nigeria

Chrome Energy, LLC	103,305,706	14.3%
c/o No 22 Lobito Crescent, Wuse II,
Abuja, Nigeria.

First Atlantic Bank	60,641,821	8.2%
4/6 Adetokunboh Ademola Street
Victoria Island, Lagos

Sir Emeka Offor	307,796,433	42.6%

Directors and Named Executive Officer
Andrew Uzoigwe(3)	325,000	*
Howard Jeter(3)	325,000	*
Peter Ntephe(3)	388,889	*

All directors and named exectuvie officer as a group (3persons)	1,038,889	* %

*	Less than one percent.

(1)
The number of shares beneficially owned by each person or group as of December 31, 2009 (except where another date is indicated) includes shares of common stock that such person or group had the right to acquire on or within 60 days after that date, including, but not limited to, upon the exercise of options and vesting and release of restricted stock units. To our knowledge, except as otherwise indicated in the footnotes to this table and subject to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder’s name.

(2)
Sir Emeka Offor is the beneficial owner of the shares held of record by Chrome Oil Services, Ltd., and Chrome Energy, LLC as the sole voting and investment power over these shares. He holds 4,205,000 shares in his own name

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

Transactions in 2009

None

Item 14.  Principal Accounting Fees and   Services

Aggregate fees for professional services rendered by MaloneBailey, LLP for the fiscal years ended September 30, 2009 and 2008, were as follows:

	2008	2009
Audit fee	$109,303	$97,915
Audit –related fee	3,750	3,000
Tax fees	29,328	17,395
All other fees	-	-
Total:	$142,381	$118,310

Audit fees for the fiscal years ended September 30, 2009 and 2008 represent the aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of financial statements included in its quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Tax fees for the fiscal year ended September 30, 2009 and 2008, represents the aggregate fees billed for professional services rendered for tax compliance, tax advice, and tax planning.

All other fees for the fiscal year ended September 30, 2009 and 2008, represents the aggregate fees billed for products and services provided by the Company’s audit professionals other than the services reported in the other categories.  All other fees generally relate to fees assessed for corporate tax restructuring and other general corporate tax related matters.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee on an annual basis reviews audit and non-audit services performed by the independent auditor.  All audit and non-audit services are pre-approved by the Audit Committee, which considers, among other things, the possible effect of the performance of such services on the auditors’ independence.  The Audit Committee has considered the role of Malone & Bailey in providing services to us for the fiscal year ended September 30, 2009 and has concluded that such services are compatible with Malone & Bailey’s independence as the Company’s auditors.

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
* Previously filed

SIGNATURES

In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on January 27, 2010 on its behalf by the undersigned, thereunto duly authorized.

ERHC Energy Inc.
By:	//s//Peter Ntephe
Peter Ntephe
Chief Operating Officer & Acting Chief Executive Officer
//s//Sylvan Odobulu
Sylvan Odobulu
Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
//s// Howard Jeter	Director	January 27, 2010
Howard Jeter	Member Audit Committee
//s// Andrew Uzoigwe	Director	January 27, 2010
Andrew Uzoigwe	Member Audit Committee