Form 10-Q
period 2009-12-31
ERHC Energy Inc
filed 2010-02-09
CIK 799235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark  One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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
Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares of common stock, par value $0.0001 per share, outstanding as of February 9, 2010 was 723,050,444

ERHC ENERGY INC.

Part I. Financial Information		Page

Item 1.	Financial Statements	4

	Unaudited Consolidated Balance Sheets at December 31, 2009 and September 30, 2009	4

	Unaudited Consolidated Statements of Operations for the Three Months Ended December 31 , 2009 and 2008, and for the period from inception, September 5, 1995, to December 31, 2009	5

	Unaudited Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2009 and 2008, and for the period from inception, September 5, 1995, to December 31, 2009	6

	Notes to Unaudited Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4.	Controls and Procedures	21

Part II. Other Information

Item 1.	Legal Proceedings	22

Item 6.	Exhibits	24

	Signatures	25

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

These types of statements and other forward-looking statements inherently are subject to a variety of assumptions, risks and uncertainties that could cause actual results, levels of activity, performance or achievements to differ materially from those expected, projected or expressed in forward-looking statements.  These risks and uncertainties include, among others, the following:

•	general economic and business conditions;
•	worldwide demand for oil and natural gas;
•	changes in foreign and domestic oil and gas exploration, development and production activity;
•	oil and natural gas price fluctuations and related market expectations;
•	termination, renegotiation or modification of existing contracts;
•	the ability of the Organization of Petroleum Exporting Countries, commonly called OPEC, to set and maintain production levels and pricing, and the level of production in non-OPEC countries;
•	policies of the various governments regarding exploration and development of oil and gas reserves;
•	advances in exploration and development technology;
•	the political environment of oil-producing regions;
•	political instability in the Democratic Republic of Sao Tome and Principe and the Federal Republic of Nigeria
•	casualty losses;
•	competition;
•	changes in foreign, political, social and economic conditions;
•	risks of international operations, compliance with foreign laws and taxation policies and expropriation or nationalization of equipment and assets;
•	risks of potential contractual liabilities;
•	foreign exchange and currency fluctuations and regulations, and the inability to repatriate income or capital;
•	risks of war, military operations, other armed hostilities, terrorist acts and embargoes;

•	regulatory initiatives and compliance with governmental regulations;
•	compliance with environmental laws and regulations
•	compliance with tax laws and regulations;
•	customer preferences;
•	effects of litigation and governmental proceedings;
•	cost, availability and adequacy of insurance;
•	adequacy of the Company’s sources of liquidity;
•	labor conditions and the availability of qualified personnel; and
•	various other matters, many of which are beyond the Company’s control.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Sta tements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED BALANCE SHEETS
December 31, 2009 and September 30, 2009

	December 31,	September 30,
	2009	2009

ASSETS

Current assets:
Cash	$21,457,893	$22,428,728
Prepaid expenses and other	381,442	447,345

Total current assets	21,839,335	22,876,073

DRSTP concession fee	2,839,500	2,839,500
Furniture and equipment, net	57,673	67,275
Certificate of deposit	1,058,579	1,058,579
Deferred tax asset	2,018,398	2,018,398

Total assets	$27,813,485	$28,859,825

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$4,903,141	$5,050,590
Accounts payable and accrued liabilities, related parties	35,250	115,236
Accrued interest	11,023	10,561
Current portion of convertible debt	33,513	33,513

Total current liabilities	4,982,927	5,209,900

Commitments and contingencies:

Shareholders' equity:
Preferred stock, par value $0.0001; authorized 10,000,000; none issued and outstanding	-	-
shares; Common stock, par value $0.0001; authorized 950,000,000issued and outstanding 723,050,444shares	72,305	72,305
Additional paid-in capital	92,330,993	92,330,993
Accumulated deficit	(69,572,740)	(68,753,373)

Total shareholders’ equity	22,830,558	23,649,925

Total liabilities and shareholders' equity	$27,813,485	$28,859,825

The accompanying notes are an integral part of these consolidated financial statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended December 31, 2009 and 2008 and for the Period
From Inception, September 5, 1995, to December 31, 2009

			Inception to
			December 31,
	2008	2009	2009

Costs and expenses:
General and administrative	$701,566	$809,533	$73,355,024
Depreciation and depletion	8,615	9,602	1,463,000
Gain on sale of partial interest in DRSTP concession	-	-	(30,102,250)
Write-offs and abandonments	-	-	7,742,128

Total costs and expenses	(710,181)	(819,135)	(52,457,902)

Other income and (expenses):
Interest income	281,535	228	4,811,485
Gain (loss) from settlements	-	-	117,310
Other income	-	-	439,827
Interest expense	(461)	(461)	(12,129,208)
Provision for loss on deposits	-	-	(4,234,317)
Loss on extinguishment of debt	-	-	(5,749,575)

Total other income and (expenses), net	281,074	(233)	(16,744,478)

Loss before benefit (provision) for income taxes	(429,107)	(819,368)	(69,202,380)

Benefit (provision) for income taxes:
Current	-	-	(1,330,360)
Deferred	-	-	960,000

Total benefit (provision)for income taxes	-	-	(370,360)

Net loss	$(429,107)	$(819,368)	$(69,572,740)

Net loss per common share -basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares of common shares outstanding basic and diluted	722,238,550	723,050,444

The accompanying notes are an integral part of these financial statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended December 31, 2009 and 2008, and for the Period From
Inception, September 5, 1995 to December 31, 2009

			Inception to
			December 31,
	2008	2009	2009

Cash Flows From Operating Activities
Net loss	$(429,107)	$(819,368)	$(69,572,740)
Adjustments to reconcile net income(loss) to net cash used by operating activities:
Depreciation and depletion expense	8,616	9,602	1,463,000
Provision for loss on deposits	-	-	4,234,317
Write-offs and abandonments	-	-	7,742,128
Deferred income taxes	-	-	(2,018,398)
Compensatory stock options	-	-	1,308,240
Gain from settlement	-	-	(617,310)
Gain on sale of partial interest in DRSTP concession	-	-	(30,102,250)
Amortization of beneficial conversion feature associated with convertible debt	-	-	2,793,929
Amortization of deferred compensation	-	-	1,257,863
Loss on extinguishment of debt	-	-	5,682,368
Stock issued for services	-	-	20,897,077
Stock issued for settlements	-	-	225,989
Stock issued for officer bonuses	-	-	5,015,000
Stock issued for interest and penalties on convertible debt	-	-	10,631,768
Stock issued for board compensation	-	-	2,431,648
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	61,621	65,900	(381,442)
Accounts payable and other accrued liabilities	(111,102)	(146,986)	(2,889,587)
Current tax liability	-	-	-
Accounts payable and accrued liabilities, related party	(127,150)	(79,983)	35,250
Accrued interest - related party	-	-	-
Accrued retirement obligation	-	-	365,000

Net cash used by operating activities	(597,122)	(970,835)	(41,498,150)

The accompanying notes are an integral part of these consolidated financial statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended December 31, 2009 and 2008, and for the Period From
Inception, September 5, 1995 to December 31, 2009

			Inception to
			December 31,
	2008	2009	2009

Cash Flows From Investing Activities
Purchase of long-term investment	$-	$-	$(5,292,896)
Purchase of DRSTP concession	-	-	(5,679,000)
Proceeds from sale of partial interest in
DRSTP concession	-	-	45,900,000
Purchase of furniture and equipment	(2,327)	-	(947,447)

Net cash provided (used) by investing activities	(2,327)	-	33,980,657

Cash Flows From Financing Activities:
Proceeds from warrants exercised	-	-	160,000
Proceeds from common stock, net of expenses	-	-	6,955,049
Proceeds from line of credit, related party	-	-	2,750,000
Proceeds from non-convertible debt, related party	-	-	158,700
Proceeds from convertible debt, related party	-	-	8,207,706
Proceeds from sale of convertible debt	-	-	9,019,937
Proceeds from bank borrowing	-	-	175,000
Proceeds from stockholder loans	-	-	1,845,809
Proceeds from stock subscription receivable	-	-	913,300
Repayment of shareholder loans	-	-	(1,020,607)
Repayment of long-term debt	-	-	(189,508)

Net cash provided by financing activities	-	-	28,975,386

Net increase (decrease) in cash and cash equivalents	(599,449)	(970,835)	21,457,893

Cash and cash equivalents, beginning of period	31,757,012	22,428,728	-

Cash and cash equivalents, end of period	$31,157,563	$21,457,893	$21,457,893

The accompanying notes are an integral part of these consolidated financial statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation and Business Organization

The consolidated financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods on a basis consistent with the annual audited financial statements.  All such adjustments are of a normal recurring nature.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year.  Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although ERHC Energy Inc. (“ERHC” or the “Company”) believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Forms 10-K and 10-K/A  for the fiscal year ended September 30, 2009.

Note 2 - Sao Tome Concession

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

(5)
No contracts have yet been entered into for these Blocks. ERHC’s goal is to enter into agreements to exploit its interests in Blocks 5, 6 and 9.  Additionally, the Company intends to exploit its rights in the EEZ.

Particulars of Participating Agreements:

Date of Participation Agreement	Parties	Key Terms
JDZ Block 2 Participation Agreement
March 2, 2006
1a. Sinopec International Petroleum Exploration and Production Co. Nigeria Ltd

1b. Sinopec International Petroleum and Production Corporation

2a. Addax Energy Nigeria Limited (Note 2)

2b. Addax Petroleum Corporation (Note 2)

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

JDZ Block 3 Participation Agreement
February 15, 2006	1. ERHC Energy Inc 2a. Addax Petroleum Resources Nigeria Limited (Note 2) 2b. Addax Petroleum Corporation (Note 2)
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

JDZ Block 4 Participation Agreement
November 17, 2005 (Note 1)	1. ERHC Energy Inc (Note 2) 2a.Addax Petroleum Nigeria (Offshore 2) Limited (Note 2) 2b. Addax Petroleum NV (Note 2)
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

Note 3 – Income Taxes

At December 31, 2009, the Company had a consolidated net operating loss carry-forward (“NOL”) of approximately $7,800,000 expiring through 2029. The NOLs are subject to certain limitations under the Internal Revenue Code of 1986, as amended, including Section 382 of the Tax Reform Act of 1986. During the fiscal year ended September 30, 2006, the Company recognized a significant gain on the sale of various participation interests. This gain utilized a substantial portion of the Company’s NOLs and such NOLs were adjusted to remove losses limited under Section 382.

The composition of deferred tax assets and the related tax effects at December 31, 2009 and September 30, 2009 are as follows:

	December 31, 2009	September 30, 2009

Net operating losses	$2,634,195	$4,683,533
Deferred tax asset	2,018,398	2,018,398
Allowance for loss on deposits	1,439,668	1,439,668
Accrued stock-based compensation	88,587	88,587

Total deferred tax assets	6,180,848	8,230,186
Valuation allowance	(4,162,450)	(6,211,788)

Net deferred tax assets	$2,018,398	$2,018,398

The difference between the income tax benefit (provision) in the accompanying consolidated statements of operations and the amount that would result if the U.S. federal statutory rate of 34% were applied to pre-tax income (loss) for the three months ended December 31, 2009 and 2008, is as follows:

	2008	2009

Benefit at federal statutory rate	$278,585	$145,896
Change in valuation allowance	(278,585)	(145,896)

Provision for income taxes	$-	$-

In preparing the Company’s consolidated financial statements, the Company assesses the likelihood that its deferred tax assets will be realized from future taxable income. The Company establishes a valuation allowance if it determines that it is more likely than not that some portion of the deferred tax assets will not be realized. Changes in the valuation allowance, when recorded, would be included in its consolidated statements of operations as a provision for (benefit from) income taxes. The Company exercises significant judgment in determining its provisions for income taxes, its deferred tax assets and liabilities and its future taxable income for purposes of assessing its ability to utilize any future tax benefit from its deferred tax assets. During 2009, the Company assessed the need for a valuation allowance against its deferred tax assets. The deferred tax asset valuation allowance was $4,162,450 as of December 31, 2009. The valuation allowance relates to the net operating losses and certain deductions that may not be realized for tax purposes.

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

The Company is subject to taxation in the United States and various foreign jurisdictions. The Company’s tax years for 2005 through 2009 are subject to examination by the tax authorities. The Company’s tax return for the year ended September 30, 2006 is currently under audit by the United States Internal Revenue Service (the “IRS”).  Currently, an estimate of the range of the reasonably possible change in unrecognized tax benefits in the next 12 months cannot be made.

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

ERHC’s attorneys, Akin Gump Strauss Hauer & Feld LLP, are assisting ERHC in responding to the subpoenas.

In January 2010, all the documents taken by the Federal Bureau of Investigation from ERHC’s corporate headquarters in May 2006 were returned to ERHC. A total of 106 boxes containing original archival records from the Company’s inception until 2006 were returned

JDZ Blocks 5 & 6.  On November 3, 2008, the Company filed a suit in Nigeria to prevent any tampering with its rights in JDZ Blocks 5 and 6. The lawsuit comes after the JDA and the Joint Ministerial Council (JMC) of the Nigeria-Săo Tomé and Príncipe JDZ failed to give a satisfactory response to the Company’s letters seeking clarification on the Company’s rights in JDZ Blocks 5 and 6 following media reports stating that the JMC had approved the Company’s removal from the Blocks. The Company was awarded a 15 percent working interest in each of the Blocks in a 2005 bid/licensing round conducted by the JDA, following the exercise by ERHC of preferential rights in the Blocks as guaranteed by contract and treaty.  If the Company fails to prevail in its lawsuit, there could be significant adverse affects on the Company’s future planned operations in JDZ Blocks 5 & 6.

In November 2008, the Company dispatched notices of arbitration for service on the JDA and the governments of Nigeria and Sao Tome & Principe to commence arbitration in London. ERHC wants the London Court of International Arbitration to clarify that ERHC's interests in JDZ Blocks 5 and 6 remain intact. Parallel to the arbitration, the parties are currently exploring the possibility of consensual resolution of the questions in issue and if such exploration of consensual resolution is successful, the arbitration may not be pursued to conclusion.

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

Note 5 – Subsequent Events

The Company evaluated all subsequent events to December 31, 2009 through February 9, 2010 and concluded that there are no significant or material transactions to be reported for the period from January 1, 2010 to February 10, 2010, except that on January 20, 2010, the Company announced that it has commenced the process of seeking a listing on the AIM Market of the London Stock Exchange.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s unaudited consolidated financial statements (including the notes thereto) and Item 1A of Part II, “Risk Factors,” included elsewhere in this report and the Company’s audited consolidated financial statements and the notes thereto, Item 7, “Management’s Discussion and Analysis of Financial Condition and Plan of Operations” and Item 1A, “Risk Factors” included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended September 30, 2009.  The Company’s historical results are not necessarily an indication of trends in operating results for any future period.   References to “ERHC” or the “Company” mean ERHC Energy Inc., a Colorado corporation, and, unless expressly stated or the context otherwise requires, its wholly owned subsidiaries.

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

Current Business Operations

ERHC’s operations are currently focused in the Gulf of Guinea, off the coast of central West Africa. ERHC believes this region has the potential of significant oil reserves. ERHC has worked to realize the value of the assets it has acquired in this region.  The Company’s current holdings include those below, details of which can be found at the link: http://www.erhc.com

JDZ – ERHC has interests in six of the nine Blocks in the JDZ, a 34,548 square kilometer area approximately 200 kilometers off the coastline of Nigeria and Săo Tomé & Principe that is adjacent to several large petroleum discovery areas.

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

On November 9, 2009 the Company announced commencement of exploratory drilling at the Malanza 1X well in Block 4. It is the second well drilled in JDZ Block 4 in the comprehensive drilling campaign that began in August. This well was completed and on January 10, 2010 the Company announced the completion of the Oki East well. The Oki East well was drilled in 6,800 feet of water and reached a total depth of 12,600 feet below sea level. Subject to acknowledgement by the Joint Development Authority, the Company has fulfilled the work obligation of Phase I of the exploration period contracted for JDZ Block 4, which ends in March 2010.

The Oki East well was the fifth and final well drilled during a comprehensive exploratory drilling campaign that began in August 2009. A comprehensive analysis to evaluate the commercial potential of JDZ Blocks 2, 3 and 4 is underway. The exploration team is incorporating the drilling results from all five wells into relevant geologic and fluid models to assess commerciality.

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

Management also understands that analyzing drilling results and incorporating them into the relevant geologic and fluid models takes time. Further, moving from field appraisal and development to production takes time. As has been the practice in the JDZ, accurate, material information on the progress in the JDZ Blocks will emanate from the operators or the JDA.  ERHC will publish such information in a timely manner in accordance with our contractual and regulatory obligations.

Background of the JDZ

In the spring of 2001, the governments of Săo Tomé & Principe and Nigeria reached an agreement over a long-standing maritime border dispute. Under the terms of the agreement, the two established the Joint Development Zone (“JDZ”) to govern commercial activities within the disputed boundaries. The JDZ is administered by the Joint Development Authority (“JDA”) which oversees all future exploration and development activities in the JDZ. The remaining claimed territorial waters of Săo Tomé & Principe are known as the Exclusive Economic Zone (“EEZ”).  Revenues derived from the JDZ will be shared 60/40 between the governments of Nigeria and Săo Tomé & Principe, respectively.

Background of the EEZ

The government of Săo Tomé & Principe has awarded ERHC rights to participate in exploration and production activities in Săo Tomé & Principe’s EEZ. ERHC’s rights include the following:

•	The right to receive up to two blocks of ERHC’s choice; and

•	The option to acquire up to a 15 percent paid working interest in another two blocks of ERHC’s choice.

The EEZ describes   waters off Săo Tomé that encompasses an area of approximately 160,000 square km. It is measured from claimed archipelagic baselines — territorial sea: 12 nautical miles, exclusive economic zone: 200 nautical miles. It is the largest such area in the Gulf of Guinea. Ocean water depths around the two islands significantly exceed 5,000 feet, depths that have only become feasible for oil production in the past few years; however, oil and gas are produced in the neighboring countries of Nigeria, Equatorial Guinea, Gabon and Angola.

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

(4)
By a Participation Agreement made in November 2005 and subsequently amended, ERHC sold 40.5% participating interest to Addax. Includes 9% distributed between Addax (7.2%) and ERHC (1.8%) reclaimed from Godsonic by ERHC on behalf of the ERHC/Addax consortium following Godsonic’s inability to fulfill financial and other obligations upon which the 9% was to have been assigned to Godsonic.

(5)	No contracts have been entered into as of the date hereof.

(6)
Includes the 9% distributed between ERHC (1.8%) and Addax (7.2%) reclaimed from Godsonic by ERHC on behalf of the ERHC/Addax consortium following Godsonic’s inability to fulfill financial and other obligations upon which the 9% was to have been assigned to Godsonic.

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

Note 2 - On June 24, 2009, Addax Petroleum Corporation announced that it has entered into a definitive agreement with Sinopec pursuant to which SIPC had agreed, subject to the terms of the Support Agreement, to make an offer to acquire all of the outstanding common shares of Addax Petroleum.  On August 24, 2009, the sale of Addax Petroleum Corporation to Sinopec was finalized.

Current Plans for Operations

The Company is currently focused on exploiting its interests in Blocks 2, 3 and 4 but it has no current sources of income from operations other than interest income from cash generated from sale of participation interests in Blocks 2, 3 and 4 to Sinopec and Addax Ltd. The Company hopes to enter into Participation Agreements in Blocks 5, 6 and 9, but the timing or likelihood of such transactions cannot be predicted.  The Company believes that the participation agreements that it has entered into will be its primary source of long-term cash flow; however, the Company is exploring avenues to generate operating income from new opportunities.  The Company plans to diversify its business activity by pursuing other growth opportunities possibly including acquiring revenue-producing assets and forging new strategic business partnerships and alliances. To expand operations, ERHC is currently in negotiations for possible investments that would increase the Company’s presence in Nigeria’s oil and gas industry.

In December 2009, ERHC signed a non-binding Memorandum of Understanding (MOU) with Circle Ltd. and Excel Exploration and Production Ltd. to negotiate investment in and acquisition of working interests in the Eremor Marginal Field (OML 46). The Eremor Field, which is located in shallow water off-shore Nigeria, was discovered in 1978. The discovery well, Eremor-1, encountered three oil and gas zones, the most prominent of which is the D-03 reservoir with 43 feet of net oil sand. It was re-entered for testing in 2005 with the D-03 reservoir testing 2,200 barrels per day of oil with API gravity of 22.0, a low gas to oil ratio and no water. Excel was awarded a 100 percent interest and operatorship of Eremor in 2003.

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

ERHC cannot currently predict the outcome of negotiations for acquisitions in Nigeria, or, if successful, the impact on the Company's revenue positions.

Results of Operations

Three Months Ended December 31, 2009 Compared with Three Months Ended December 31, 2008

General and administrative expenses increased from $701,566 in the three months ended December 31, 2008 to $809,533 in the three months ended December 31, 2009.  The Company continues its ongoing effort to keep operating expenses low and the above increase in general and administrative expenses is related to fluctuations in business expenses.

During the three months ended December 31, 2009, the Company had a net loss of $819,368 compared with a net loss of $429,107 for the three months ended December 31, 2008.  The increase in loss was primarily attributable to a decrease in interest income from $281,535 in the three months ended December 31, 2008 to $228 in the three months ended December 31, 2009. Interest income decline as management moved cash balances to Government Deposit Guarantee non-interest bearing accounts that provided greater security from loss.

Liquidity and Capital Resources

As of December 31, 2009, the Company had $21,457,893 in cash and cash equivalents and short-term investments and positive working capital of $16,856,408.  Management believes that this cash position should be sufficient to support the Company’s working capital requirements for more than 12 months.

Off-Balance Sheet Arrangements

At December 31 2009, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on its financial condition or results of operations.

Debt Financing Arrangements

At December 31, 2009, the Company had short-term debt of $33,513 bearing interest at 5.5% per year payable to an individual. The Company had other current liabilities of $4,949,414, including a $4,803,750 liability to Feltang International Inc. that will be satisfied upon issuance of 5,250,000 shares of common stock.

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

At December 31, 2009, all of the Company’s operations were located outside the United States.  The Company’s primary assets are agreements with DRSTP and the JDA, which provide ERHC with rights to participate in exploration and production activities in the Gulf of Guinea off the coast of central West Africa.  This geographic area of interest is controlled by foreign governments that have historically experienced volatility, which is out of management’s control. The Company’s ability to exploit its interests in the agreements in this area may be impacted by this circumstance.

The future success of the Company’s international operations may also be adversely affected by risks associated with international activities, including financial, economic and labor conditions, political instability, risk of war, expropriation, renegotiation or modification of existing contracts, tax laws (including host-country import-export, excise and income taxes and United States taxes on foreign subsidiaries) and changes in the value of the U.S. dollar versus the local currencies.  Furthermore, changes in exchange rates may adversely affect the Company’s future results of operations and financial condition.

The Company holds no derivative financial or commodity instruments.

Item 4. C ontrols and Procedures

The Company’s Chief Operating/Chief Executive Officer and Principal Accounting Officer participated in an evaluation by management of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2009.  Based on their participation in that evaluation, the Company’s Chief Executive Officer and Principal Accounting Officer concluded that as of December 31, 2009, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that ERHC files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure under the Exchange Act. ERHC officers also concluded at December 31, 2009 that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms.

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

A related SEC subpoena was issued on May 9, 2006, and a second related subpoena issued on August 29, 2006.  The subpoenas requested from ERHC a range of documents including all documents related to correspondence with foreign governmental officials or entities in Sao Tome and Nigeria, personnel records (specifically, those regarding the Company’s former Chief Financial Officer, Franklin Ihekwoaba) and other corporate records.  The Company actively responded to both subpoenas.

On July 5, 2007, the U.S. Senate Committee on Homeland Security and Governmental Affairs’ Permanent Subcommittee on Investigations served ERHC with a subpoena, in connection with its review of matters relating to the potential abuse of payments made to foreign governments. The subpoena, as amended on July 18, 2007, sought documents and information regarding ERHC’s activities, particularly those related to the acquisition of ERHC’s interests in the Gulf of Guinea.  ERHC’s attorneys, Akin Gump Strauss Hauer & Feld LLP, assisted ERHC in responding to all subpoenas.

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

 In January 2010, all the documents taken by the Federal Bureau of Investigation from ERHC’s corporate headquarters in May 2006 were returned to ERHC. A total of 106 boxes containing original archival records from the Company’s inception until 2006 were returned

JDZ Blocks 5 & 6.  On November 3, 2008, the Company filed a suit in Nigeria to prevent any tampering with its rights in JDZ Blocks 5 and 6. The lawsuit comes after the JDA and the Joint Ministerial Council (JMC) of the Nigeria-Săo Tomé and Príncipe JDZ failed to give a satisfactory response to the Company’s letters seeking clarification on the Company’s rights in JDZ Blocks 5 and 6 following media reports stating that the JMC had approved of the Company’s removal from the Blocks. The Company was awarded a 15 percent working interest in each of the Blocks in a 2005 bid/licensing round conducted by the JDA, following the exercise by ERHC of preferential rights in the Blocks as guaranteed by contract and treaty.  If the Company fails to prevail in its lawsuit, there could be significant adverse affects on the Company’s future planned operations in JDZ Blocks 5 & 6.

In November 2008, the Company dispatched notices of arbitration for service on the JDA and the governments of Nigeria and Sao Tome & Principe to commence arbitration in London. ERHC wants the London Court of International Arbitration to clarify that ERHC's interests in JDZ Blocks 5 and 6 remain intact. Parallel to the arbitration, the parties are currently exploring the possibility of consensual resolution of the questions in issue and if such exploration of consensual rsolution is successful, the arbitration may not be pursued to conclusion.

From time to time, ERHC may be subject to routine litigation, claims, or disputes in the ordinary course of business.  ERHC intends to defend these matters vigorously; the Company cannot predict with certainty, however, the outcome or effect of any of the litigation or investigatory matters specifically described above or any other pending litigation or claims.

Item 1A.  Risk Factors

Our operations and financial results are subject to various risks and uncertainties that could affect our business, financial condition, results of operations, and trading price of our common stock, including but not limited to, failing financial institutions.  Please refer to our annual report on Form 10-K/A for fiscal year 2009 for additional information concerning these and other uncertainties that could negatively impact the Company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to A Vote of Security Holders

None.

Item 5. Other Information

None

Item 6. Exhibits

Signatures

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

ERHC Energy Inc.

Name	Title	Date

/s/ Peter Ntephe	Chief Operating Officer , and	February 10, 2010
Peter Ntephe	Acting Chief Executive Officer

/s/ Sylvan Odobulu	Controller	February 10, 2010
Sylvan Odobulu	Principal Accounting Officer