Form 10-Q
period 2010-03-31
ERHC Energy Inc
filed 2010-05-10
CIK 799235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark  One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
Yes☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares of common stock, par value $0.0001 per share, outstanding as of April 30, 2010 was 723,050,444

ERHC ENERGY INC.

Part I. Financial Information		Page

Item 1.	Financial Statements	4

	Unaudited Consolidated Balance Sheets at March 31, 2010 and September 30, 2009	4

	Unaudited Consolidated Statements of Operations for the Three and Six Months Ended March 31 , 2010 and 2009, and for the period from inception, September 5, 1995, to March 31, 2010	5

	Unaudited Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2010 and 2009, and for the period from inception, September 5, 1995, to March 31, 2010	6

	Notes to Unaudited Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4.	Controls and Procedures	22

Part II. Other Information

Item 1.	Legal Proceedings	23

Item 6.	Exhibits	25

	Signatures	26

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

These types of statements and other forward-looking statements inherently are subject to a variety of assumptions, risks and uncertainties that could cause actual results, levels of activity, performance or achievements to differ materially from those expected, projected or expressed in forward-looking statements.  These risks and uncertainties include, among others, the following:

•	general economic and business conditions;
•	worldwide demand for oil and natural gas;
•	changes in foreign and domestic oil and gas exploration, development and production activity;
•	oil and natural gas price fluctuations and related market expectations;
•	termination, renegotiation or modification of existing contracts;
•	the ability of the Organization of Petroleum Exporting Countries, commonly called OPEC, to set and maintain production levels and pricing, and the level of production in non-OPEC countries;
•	policies of the various governments regarding exploration and development of oil and gas reserves;
•	advances in exploration and development technology;
•	the political environment of oil-producing regions;
•	political instability in the Democratic Republic of Sao Tome and Principe and the Federal Republic of Nigeria
•	casualty losses;
•	competition;
•	changes in foreign, political, social and economic conditions;
•	risks of international operations, compliance with foreign laws and taxation policies and expropriation or nationalization of equipment and assets;
•	risks of potential contractual liabilities;
•	risks of bank or other financial institution failure or closure in the United States or elsewhere;
•	foreign exchange and currency fluctuations and regulations, and the inability to repatriate income or capital;
•	risks of war, military operations, other armed hostilities, terrorist acts and embargoes;

•	regulatory initiatives and compliance with governmental regulations;
•	compliance with environmental laws and regulations
•	compliance with tax laws and regulations;
•	customer preferences;
•	effects of litigation and governmental proceedings;
•	cost, availability and adequacy of insurance;
•	adequacy of the Company’s sources of liquidity;
•	labor conditions and the availability of qualified personnel; and
•	various other matters, many of which are beyond the Company’s control.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Sta tements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED BALANCE SHEETS
March 31, 2010 and September 30, 2009

	March 31,	September 30,
	2010	2009

ASSETS

Current assets:
Cash	$20,195,873	$22,428,728
Prepaid expenses and other	526,530	447,345

Total current assets	20,722,403	22,876,073

DRSTP concession fee	2,839,500	2,839,500
Furniture and equipment, net	48,460	67,275
Certificate of deposit	1,058,579	1,058,579
Deferred tax asset	2,018,398	2,018,398

Total assets	$26,687,340	$28,859,825

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$5,024,854	$5,050,590
Accounts payable and accrued liabilities, related party	45,783	115,236
Accrued interest	11,484	10,561
Current portion of convertible debt	33,513	33,513

Total current liabilities	5,115,634	5,209,900

Commitments and contingencies:

Shareholders' equity:
Preferred stock, par value $0.0001; authorized 10,000,000; none issued and outstanding	-	-
Common stock, par value $0.0001; authorized 950,000,000shares; issued and outstanding 723,050,444	72,305	72,305
Additional paid-in capital	92,330,993	92,330,993
Accumulated deficit	(70,831,592)	(68,753,373)

Total shareholders’ equity	21,571,706	23,649,925

Total liabilities and shareholders' equity	$26,687,340	$28,859,825

The accompanying notes are an integral part of these consolidated financial statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended March 31, 2010 and 2009
and for the Period From Inception, September 5, 1995, to March 31, 2010

					Inception to
	Three Months Ended March 31,		Six Months Ended March 31,		March 31,
	2010	2009	2010	2009	2010

Costs and expenses:
General and administrative	$1,249,339	$926,098	$2,058,872	$1,627,662	$74,604,363
Depreciation and depletion	9,213	8,616	18,815	17,231	1,472,213
Gain on sale of partial interest in DRSTP concession	-	-	-	-	(30,102,250)
Write-offs and abandonments	-	-	-	-	7,742,128

Total costs and expenses	(1,258,552)	(934,714)	(2,077,687)	(1,644,893)	(53,716,454)

Other income and (expenses):
Interest income	161	130,640	389	412,175	4,811,646
Gain (loss) from settlements	-	-	-	-	117,310
Other income	-	-	-	-	439,827
Interest expense	(460)	(461)	(921)	(922)	(12,129,669)
Provision for loss on deposits	-	-	-	-	(4,234,317)
Loss on extinguishment of debt	-	-	-	-	(5,749,575)

Total other income and (expenses), net	(299)	130,179	(532)	411,253	(16,744,778)

Income (loss) before benefit (provision) for income taxes	(1,258,851)	(804,535)	(2,078,219)	(1,233,640)	(70,461,232)

Benefit (provision) for income taxes:
Current	-	-	-	-	(1,330,360)
Deferred	-	-	-	-	960,000

Total benefit (provision) for income taxes	-	-	-	-	(370,360)

Net income (loss)	$(1,258,851)	$(804,535)	$(2,078,219)	$(1,233,640)	$(70,831,592)

Net loss per common share -basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares of common shares outstanding basic and diluted	723,050,444	722,578,569	723,050,444	722,406,701

The accompanying notes are an integral part of these consolidated financial statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended March 31, 2010 and 2009, and for the Period From
Inception, September 5, 1995 to March 31, 2010

			Inception to
			March 31,
	2009	2010	2010

Cash Flows From Operating Activities
Net income (loss)	$(1,233,640)	$(2,078,219)	$(70,831,592)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and depletion expense	17,231	18,815	1,472,213
Provision for loss on deposits	-	-	4,234,317
Write-offs and abandonments	-	-	7,742,128
Deferred income taxes	-	-	(2,018,398)
Compensatory stock options	-	-	1,308,240
Gain from settlement	-	-	(617,310)
Gain on sale of partial interest in DRSTP concession	-	-	(30,102,250)
Amortization of beneficial conversion feature associated with convertible debt	-	-	2,793,929
Amortization of deferred compensation	-	-	1,257,863
Loss on extinguishment of debt	-	-	5,682,368
Stock issued for services	-	-	20,897,077
Stock issued for settlements	-	-	225,989
Stock issued for officer bonuses	-	-	5,015,000
Stock issued for interest and penalties on convertible debt	-	-	10,631,768
Stock issued for board compensation	33,600	-	2,431,648
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(225,405)	(79,185)	(526,529)
Accounts payable and other accrued liabilities	(64,150)	(24,813)	(2,767,411)
Accounts payable and accrued liabilities, related party	(55,335)	(69,453)	45,780
Accrued interest - related party	-	-	-
Accrued retirement obligation	-	-	365,000

Net cash used by operating activities	(1,527,699)	(2,232,855)	(42,760,170)

The accompanying notes are an integral part of these consolidated financial statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended March 31, 2010 and 2009, and for the Period From
Inception, September 5, 1995 to March 31, 2010

			Inception to
			March 31,
	2009	2010	2010

Cash Flows From Investing Activities
Purchase of long-term investment	$-	$-	$(5,292,896)
Purchase of DRSTP concession	-	-	(5,679,000)
Proceeds from sale of partial interest in DRSTP concession	-	-	45,900,000
Purchase of furniture and equipment	(2,327)	-	(947,447)

Net cash provided (used) by investing activities	(2,327)	-	33,980,657

Cash Flows From Financing Activities:
Proceeds from warrants exercised	-	-	160,000
Proceeds from common stock, net of expenses	-	-	6,955,049
Proceeds from line of credit, related Party	-	-	2,750,000
Proceeds from non-convertible debt, related party	-	-	158,700
Proceeds from convertible debt, related Party	-	-	8,207,706
Proceeds from sale of convertible debt	-	-	9,019,937
Proceeds from bank borrowing	-	-	175,000
Proceeds from stockholder loans	-	-	1,845,809
Proceeds from stock subscription Receivable	-	-	913,300
Repayment of shareholder loans	-	-	(1,020,607)
Repayment of long-term debt	-	-	(189,508)

Net cash provided by financing activities	-	-	28,975,386

Net increase (decrease) in cash and cash equivalents	(1,530,026)	(2,232,855)	20,195,873

Cash and cash equivalents, beginning of period	26,581,069	22,428,728	-

Cash and cash equivalents, end of period	$25,051,043	$20,195,873	$20,195,873

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

Note 2 – Fair Value of Financial Instruments

The Company adopted new guidance as of October 1, 2008, related to the measurement of the fair value of certain of its financial assets required to be measured on a recurring basis. Under the new guidance, based on the observability of the inputs used in the valuation techniques, the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

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

The Company holds cash deposits in various domestic and international financial institutions. In February 2009, certain restrictions were placed on one such financial institution where the Company has investments in certificates of deposit totaling $5,292,896, and a receiver was appointed to takeover the institution. Management has ceased accruing interest on the balances.  As of March 31, 2010, the receiver cannot accurately predict the amount of any recovery that might occur or when depositors might receive any recovery. The management has established a preliminary loss reserve of $4,234,317 leaving the remaining balance $1,058,579 as non-current assets in the Level 3 category.

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

The following represents ERHC’s current rights in the JDZ blocks.

JDZ Block #	ERHC Original Participating Interest(1)	ERHC Joint Bid Participating Interest	Participating Interest(s) Sold		Current ERHC Retained Participating Interest

2	30%	35%	43	% (2)	22%
3	20%	5%	15	% (3)	10%
4	25%	35%	40.5	% (4)	19.5%
5	15%	(5)	(5)		15%
6	15%	(5)	(5)		15%
9	20%	(5)	(5)		20%

(1)	Original Participating Interest granted pursuant to the Option Agreement, dated April 2, 2003, between DRSTP and ERHC (the “2003 Option Agreement”).

(2)	In March 2006, ERHC sold an aggregate 28.67% participating interest to Sinopec and an aggregate 14.33% participating interest to Addax Ltd.

(3)	In February 2006, ERHC sold a 15% participating interest to Addax Sub.

(4)	By a Participation Agreement made in November 2005 and subsequently amended, ERHC sold 40.5% participating interest to Addax.

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

In addition, Addax to pay all of ERHC’s future costs for petroleum operations in respect of the 10% interest retained by ERHC in Block 3.

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

Consideration from Addax Petroleum to ERHC for the interest acquired by Addax Petroleum is fixed at $18 million.

In addition, Addax Petroleum to pay all of ERHC’s future costs for petroleum operations (“the carried costs”) in respect of ERHC’s retained interest in Block 4.

Addax Petroleum is entitled to 100% of ERHC’s allocation of cost oil plus up to 50% of ERHC’s allocation of profit oil until Addax Petroleum recovers 100% of ERHC’s carried costs.

Note - By an Amendment to the Participation Agreement dated February 23 2006, ERHC and Addax Petroleum amended the Participation Agreement so that the assigned interest to Addax Petroleum would be changed to 33.3%.  By a second Amendment to the Participation Agreement, entered into on March 14 2006, ERHC and Addax Petroleum amended the Participation Agreement so that the assigned interest to Addax Petroleum would be 33.3% and ERHC’s participating interest would be 26.7%.  By a third Amendment to the Participation Agreement dated April 11 2006, ERHC and Addax Petroleum agreed that if Godsonic Oil, a third party, did not meet financial and other obligations for the transfer of 9% of ERHC’s participating interest to Godsonic Oil (and was foreclosed from all claims to the 9%), ERHC would transfer 7.2% out of the 9% interest to Addax Petroleum so that Addax Petroleum’s participating interest would be 40.5% in aggregate and ERHC’s participating interest would be 19.5% in aggregate.  The amount of fresh consideration to accrue from Addax Petroleum to ERHC for the transfer of the 7.2% is not stated in the third Amendment to the Participation Agreement.  On July 15, 2008, The London Court of International Arbitration (LCIA) confirmed that under the Participation Agreement between parties no further consideration is payable by Addax Petroleum to ERHC for Addax Petroleum’s 7.2% share of the 9%.   Following the ruling by the LCIA, ERHC’s share of JDZ Block 4 increased from 17.7 percent to 19.5%. The combined share of JDZ Block 4 held by ERHC and Addax Petroleum under the Participation Agreement is 60%.

On October 2, 2009, Sinopec International Petroleum Exploration and Production Corporation acquired all of the outstanding shares of Addax Petroleum Corporation.

Note 4 – Income Taxes

At March 31, 2010, the Company had a consolidated net operating loss carry-forward (“NOL”) of approximately $9,030,000 expiring in (through) 2029. The NOLs are subject to certain limitations under the Internal Revenue Code of 1986, as amended, including Section 382 of the Tax Reform Act of 1986. During the fiscal year ended September 30, 2006, the Company recognized a significant gain on the sale of various participation interests. This gain utilized a substantial portion of the Company’s NOLs and such NOLs were adjusted to remove losses limited under Section 382.

The composition of deferred tax assets and the related tax effects at March 31, 2010, and September 30, 2009 are as follows:

	March 31, 2010	September 30, 2009

Net operating losses	$3,071,848	$4,683,533
Deferred tax asset	2,018,398	2,018,398
Allowance for loss on deposits	1,439,668	1,439,668
Accrued stock-based compensation	88,587	88,587

Total deferred tax assets	6,618,501	8,230,186
Valuation allowance	(4,600,103)	(6,211,788)

Net deferred tax assets	$2,018,398	$2,018,398

The difference between the income tax benefit (provision) in the accompanying consolidated statements of operations and the amount that would result if the U.S. federal statutory rate of 34% were applied to pre-tax income (loss) for the three months and six months ended March 31, 2010 and 2009, is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009

Net loss at federal statutory rate	$428,009	$273,541	$706,595	$419,437
Change in valuation allowance	(428,009)	(273,541)	(706,595)	(419,437)

Tax provision	$-	$-	$-	$-

In preparing the Company’s consolidated financial statements, the Company assesses the likelihood that its deferred tax assets will be realized from future taxable income. The Company establishes a valuation allowance if it determines that it is more likely than not that some portion of the deferred tax assets will not be realized. Changes in the valuation allowance, when recorded, would be included in its consolidated statements of operations as a provision for (benefit from) income taxes. The Company exercises significant judgment in determining its provisions for income taxes, its deferred tax assets and liabilities and its future taxable income for purposes of assessing its ability to utilize any future tax benefit from its deferred tax assets. During 2010, the Company assessed the need for a valuation allowance against its deferred tax assets. The deferred tax asset valuation allowance was $4,591,527 as of March 31, 2010. The valuation allowance relates to the net operating losses and certain deductions that may not be realized for tax purposes.

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

ERHC’s attorneys, Akin Gump Strauss Hauer & Feld LLP, have assisted ERHC in responding to the subpoenas.

In January 2010, all the documents taken by federal investigators from its corporate headquarters in May 2006 were returned. A total of 106 boxes containing original archival records from the Company’s inception until 2006 were returned.

JDZ Blocks 5 & 6.

On November 3, 2008, the Company filed a suit in Nigeria to prevent any tampering with its rights in JDZ Blocks 5 and 6. The lawsuit came after the JDA and the Joint Ministerial Council (JMC) of the Nigeria-Săo Tomé and Príncipe JDZ failed to give a satisfactory response to the Company’s letters seeking clarification on the Company’s rights in JDZ Blocks 5 and 6 following media reports stating that the JMC had approved the Company’s removal from the Blocks. The Company was awarded a 15% working interest in each of the Blocks in a 2005 bid/licensing round conducted by the JDA, following the exercise by ERHC of preferential rights in the Blocks as guaranteed by contract and treaty.  .

In November 2008, the Company dispatched notices of arbitration for service on the JDA and the governments of Nigeria and Sao Tome & Principe to commence arbitration in London. ERHC wants the London Court of International Arbitration to clarify that ERHC's interests in JDZ Blocks 5 and 6 remain intact.  Parallel to the proceedings, the Company has initiated dialogue with the JDA and the governments of Nigeria and Sao Tome & Principe with a view to the amicable resolution outside of litigation and arbitration.

If the Company fails to obtain favorable rulings or otherwise resolve the matter favorably, there could be significant adverse affects on the Company’s future planned operations in JDZ Blocks 5 and 6

From time to time, ERHC may be subject to routine litigation, claims, or disputes in the ordinary course of business.  ERHC intends to defend these matters vigorously; the Company cannot predict with certainty, however, the outcome or effect of any of the litigation or investigatory matters specifically described above or any other pending litigation or claims.  There can be no assurance as to the ultimate outcome of these lawsuits and investigations.

Note 6 – Subsequent Events
The Company evaluated all subsequent events from March 31, 2010 through May 7, 2010 and concluded that there are no significant or material transactions to be reported for the period from April 1, 2010 to May 7, 2010.

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

Current Business Operations

ERHC’s operations are currently focused in the Gulf of Guinea, off the coast of central West Africa. ERHC believes this region has the possibility of significant oil and gas reserves. ERHC has worked to realize the value of the assets it has acquired in this region.  The Company’s current holdings include those below, details of which can be found at the link: http://www.erhc.com

JDZ – ERHC has interests in six of the nine Blocks in the JDZ, a 34,548 square kilometer area approximately 200 kilometers off the coastline of Nigeria and Săo Tomé & Principe that is adjacent to several large petroleum discovery areas.

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

In 2009, the National Petroleum Agency of São Tomé & Príncipe (“ANP-STP”) delineated the EEZ into 19 Blocks and earlier this year ERHC exercised its preferential rights arising from prior agreements between ERHC and São Tomé & Príncipe. In February, the ANP-STP confirmed the award to ERHC of 100 percent working interests in Blocks 4 and 11,  signature bonus free.  The ANP-STP has indicated that it expects to invite ERHC to negotiate Production Sharing Contracts on the two Blocks in due course.

ERHC has been active in the EEZ, which is situated southeast of the JDZ, since 1997.  ERHC was one of the first companies to identify the possibility of significant oil and gas reserves in the offshore of Sao Tome and Principe. The two Blocks selected and awarded to ERHC in the EEZ sit directly to the east of the islands of Sao Tome and Principe.  EEZ Block 4 is directly to the east of the island of Principe, which is at the very top of an exceptional steep volcanic structure where water depths drop precipitously.  Water depths in the Block 4 may reach up to 10,000 feet.

EEZ Block 11 is directly to the east of the island of Sao Tome. This Block is also situated on a volcanic structure that juts up from the floor of the Gulf of Guinea. There has been less seismic imaging conducted in this area. As we have experienced with the JDZ, oil and gas exploration can be a long process. The next step will be to open discussions with potential technical partners to farm into Blocks 4 and 11 to assume operatorship and compensate ERHC for percentage ownership in the Blocks.

In addition to the two Blocks already awarded, ERHC has rights to acquire up to a 15 percent paid working interest in two additional Blocks of its choice in the EEZ. The ANP-STP has informed the Company that selection of these other Blocks will take place at a later date.
Although ERHC is making considerable progress toward realizing the value of our oil and gas assets in the Gulf of Guinea, we are still a long way away from the point at which any of these oil and gas assets can begin to produce revenues. ERHC therefore seeks to identify and acquire assets with a shorter time horizon for revenue generation.

ERHC has identified and examined dozens of potential acquisition prospects and is holding discussions regarding a number of potential exploration and production opportunities in West Africa. Ultimately, ERHC seeks a portfolio of assets and companies from which it can derive significant strategic value. The success of potential acquisitions depends on the availability of adequate financing.  ERHC’s principal assets remain its interests in the JDZ and the EEZ.

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

Our interests in JDZ Blocks are in various stages of exploration. JDZ Blocks 2, 3 and 4 were the focus of an aggressive exploration campaign that concluded in January 2010. To date, no Production Sharing Contracts have been signed in either JDZ Block 5 or 6, and no operatorship has been awarded yet in JDZ Block 9.

Sinopec and Addax Petroleum, our technical partners and operators in Blocks 2, 3 and 4 undertook an exploratory drilling campaign across the three blocks. To make that drilling campaign possible, the following steps were taken:

•	Addax Petroleum contracted for the Deepwater Pathfinder deepwater drill ship.
•	Sinopec arranged for a semi submersible drilling rig for Block 2.
•	Addax Petroleum acquired the operatorship of JDZ Block 3, setting the stage for a coordinated campaign across all three Blocks.
•	Finally, in October 2009 Sinopec acquired Addax Petroleum, enabling the sharing of knowledge and expertise across all three Blocks as well as adequate financing of drilling. .

The drilling campaign was completed in January 2010 with five wells drilled in the following locations and order:

•	The Kina-1 well in JDZ Block 4
•	The Bomu-1 well in JDZ Block 2
•	The Lemba-1 well in JDZ Block 3
•	The Malanza-1 well and Oki East-1 well in Block 4

Currently, the analysis of the information gathered during drilling is going on. The operators were granted an extension until mid-September to indicate their plans for Exploration Phase II, contingent upon approval by the Joint Ministerial Council of the JDA. The operators are continuing to analyze the data and that process may continue for some time. .

Operations in JDZ Block 4

ERHC’s consortium partner Addax Petroleum is the operator of JDZ Block 4. WesternGeco’s interpretation of seismic data indicates significant recoverable reserves in JDZ Block 4; however, even when properly interpreted, seismic data and visualization techniques are not conclusive in determining if hydrocarbons are present in economically producible amounts. On August 26, 2009, the Company announced that exploratory drilling was underway in Block 4 and that Addax Petroleum Corporation had spudded the Kina Prospect. The drilling campaign was conducted by Addax using Transocean’s Deepwater Pathfinder, a fifth generation dynamically positioned deepwater drilling rig capable of drilling in water depths up to 3,048 meters.

On November 9, 2009 the Company announced commencement of exploratory drilling at the Malanza 1X well in Block 4. It was the second well drilled in JDZ Block 4. This well was completed and on January 10, 2010 the Company announced the completion of the Oki East well. The Oki East well was drilled in 6,800 feet of water and reached a total depth of 12,600 feet below sea level.

The Oki East well was the fifth and final well drilled during a comprehensive exploratory drilling campaign that began in August 2009 and was completed in January 2010.

Addax Petroleum, operator for Block 4 provided and has authorized ERHC to release the following information about drilling in Block 4. All wells were drilled on time, budget and to planned depth. In both the Kina well and the Oki East well, gas was discovered in multiple sands. This information is preliminary and work is ongoing to integrate a potential area-wide development.

Operations in JDZ Block 3

Anadarko Petroleum was originally the operator of JDZ Block 3. In 2009, Addax acquired Anadarko’s stake in JDZ Block 3 from Anadarko and became the operator of the Block.

Following the initial drilling operation in Block 4 of the Kina Prospect, Addax moved the Deepwater Pathfinder to the Lemba 1X well location in JDZ Block 3. Exploratory drilling at Lemba 1X commenced in October 2009 and was completed in early November.  A comprehensive analysis that incorporates the drilling results into relevant geologic and fluid models is being carried out. The information from these wells is helping the exploration team understand the geology and hydrocarbon potential of the various prospects being drilled and will provide valuable insight into the prospectively of the entire area.

The Lemba-1 well was drilled on time and below budget. The well was drilled to a total depth of 3,758 meters and gas was discovered in two sands.  No determination has been made yet regarding commerciality.

Operations in JDZ Block 2

On August 19, 2009, ERHC announced that its technical partner, Sinopec Corp., was taking possession of the SEDCO 702 semi-submersible drilling rig to drill the Bomu-1 Prospect in Block 2. The Bomu-1 prospect is one of several prospects in JDZ Block 2 identified from 3-D seismic analysis and interpretation

The Bomu-1 was spudded by Sinopec at the end of August and in October 2009 the Company announced that Sinopec had completed exploratory drilling at the Bomu-1 well location and that natural gas had been discovered. Sinopec indicated that the well was drilled on time and budget. The Bomu-1 well was drilled to a total depth of 3,580 meters. A comprehensive analysis that incorporates the drilling results into relevant geologic and fluid models is being carried out. The information from these wells is helping the exploration team understand the geology and hydrocarbon potential of the various prospects being drilled and will provide valuable insight into the prospectivity of the entire area. No final determination has been made by Sinopec regarding commerciality.

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

The Oki East well in Block 4 was the fifth and final well drilled during a comprehensive exploratory drilling campaign that began in August 2009. A comprehensive analysis to evaluate the commercial potential of JDZ Blocks 2, 3 and 4 is underway. The exploration team is incorporating the drilling results from all five wells into relevant geologic and fluid models to assess commerciality.

Management understands that each stage in process requires considerable expertise and any resulting production, if in commercial quantities, may considerably enhance shareholder value. No guarantees can be given at this stage that there will be production in commercial quantities.

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

Background of the JDZ

In the spring of 2001, the governments of Săo Tomé & Principe and Nigeria reached an agreement over a long-standing maritime border dispute. Under the terms of the agreement, the two countries established the JDZ to govern commercial activities within the disputed boundaries. The JDZ is administered by the JDA which oversees all future exploration and development activities in the JDZ. The remaining claimed territorial waters of Săo Tomé & Principe are known as the EEZ. Revenues derived from the JDZ will be shared 60/40 between the governments of Nigeria and Săo Tomé & Principe, respectively.

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

JDZ Block 3 Participation Agreement
Date of Participation Agreement	Parties	Key Terms

15 February 2006	1. ERHC Energy Inc	ERHC assigns 15% of participating interest to Addax Petroleum Resources Nigeria Limited (“Addax Sub”) leaving ERHC with a 10% participating interest.

	2a.Addax Petroleum Resources Nigeria Limited (Note 2)	Consideration from Addax Sub to ERHC for the 15% acquired interest is $7.5 million.

	2b.Addax Petroleum Corporation (Note 2)	In addition, Addax to pay all of ERHC’s future costs for petroleum operations in respect of the 10% interest retained by ERHC in Block 3.

Addax Sub is entitled to 100% of ERHC’s allocation of cost oil plus up to 50% of ERHC’s allocation of profit oil until Addax Sub recovers 100% of the carried costs

Particulars of Participating Agreements

JDZ Block 4 Participation Agreement
Date	Parties	Key Terms

17 November 2005 (Note1)	1. ERHC Energy Inc	ERHC shall assign 33.3% (Note) of participating interest to Addax Petroleum Nigeria (Offshore 2) Limited (“Addax”) (leaving ERHC with a 26.7% participating interest).

	2a. Addax Petroleum Nigeria (Offshore 2) Limited (Note 2)	Consideration from Addax Sub to ERHC for the interest acquired by Addax is fixed at $18 million.

	2b. Addax Petroleum NV (Note 2)	In addition, Addax to pay all of ERHC’s future costs for petroleum operations (“the carried costs”) in respect of ERHC’s retained interest in Block 4.

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

Note 2 - On October 2, 2009, Sinopec International Petroleum Exploration and Production Corporation acquired all of the outstanding shares of Addax Petroleum Corporation.

Current Plans for Operations

The Company is currently focused on exploiting its interests in Blocks 2, 3 and 4 but it has no current sources of income from operations other than interest income from cash generated from sale of participation interests in Blocks 2, 3 and 4 to Sinopec and Addax Ltd. The Company hopes to enter into Participation Agreements in Blocks 5, 6 and 9, but the timing or likelihood of such transactions cannot be predicted.  The Company believes that the participation agreements that it has entered into will be its primary source of future cash flow; however, the Company is exploring plans to generate operating income from new sources.  The Company plans to diversify its business activity by pursuing other growth opportunities possibly including acquiring revenue-producing assets in diverse geographical areas and forging new strategic business partnerships and alliances. To expand operations, ERHC is currently in negotiations for potential investments that would increase the Company’s presence in the West African oil and gas industry.

ERHC cannot currently predict the outcome of negotiations for acquisitions in Nigeria, or, if successful, the impact on the Company's operations.

Plans for Funding of Potential Acquisitions

ERHC's future plans may be dependent on the Company's ability to attract new equity funding from investors. Consequently, ERHC has developed a plan to seek a listing on the Alternative Investment Market ("AIM") of the London Stock Exchange. The Company originally announced its intention to seek a listing on the AIM about two years ago but those plans were put on hold due to the global economic crisis that adversely affected financial markets around the world. Management thinks that the circumstances have now improved enough to seek an AIM listing and has engaged an independent London based specialized corporate financial advisory and investment firmas our principal adviser and sponsor in the AIM listing process.

ERHC believes an AIM listing may allow the Company to access capital in a market that is enthusiastic about emerging oil and gas companies. The goal of ERHC, to become a successful West Africa-focused energy investment company, will require that the Company access capital to fund future acquisitions, some of which acquisitions are already under consideration. A listing on the AIM may allow the Company to attract institutional investors and reputable brokers that management believes may not be attracted to companies whose shares are traded on the OTC Bulletin Board.

The AIM Listing process requires the Company to undertake a number of important administrative steps in the near term, including securing shareholder approval.  We expect that shareholders may benefit as the Company gains visibility in a market that is more accepting of emerging oil and gas companies and more likely to accurately reflect the Company’s true value. The AIM Listing may also help us to accelerate our acquisition efforts and diversify our energy investment portfolio.

Results of Operations

Six Months Ended March 31, 2010 Compared with Six Months Ended March 31, 2009

General and administrative expenses increased from $1,627,662 in the six months ended March 31, 2009 to $2,058,872 in the six months ended March 31, 2010.  This increase came despite an ongoing effort to reduce operating expenses and was due primarily to the following:

•	Expenses totaling more than $160,000 related to the Company's proposed listing on the Alternative Investment Market ("AIM") of the London Stock Exchange.

•	General increase in legal fees and other general and administrative expenses, expenses, including expenses related to the evaluation of new acquisition opportunities.

During the six months ended March 31, 2010, the Company had a net loss of $2,078,219 compared with a net loss of $1,233,640 for the six months ended March 31, 2009.  The increase in loss was attributable to the increased general and administrative expenses described above and a decrease in interest income from $412,175 in the six months ended March 31, 2009 to $389 in the six months ended March 31, 2010,  due to a loss of interest income as the Company switched from an interest bearing but not guaranty deposits to non interest bearing but guaranty deposits accounts and a reduction of the Company’s cash balance.

Three Months Ended March 31, 2010 Compared with Three Months Ended March 31, 2009

General and administrative expenses increased from $926,098 in the three months ended March 31, 2009 to $1,249,339 in the three months ended March 31, 2010.  This increase came despite an ongoing effort to reduce operating expenses and was due primarily to the following:

•	Expenses totaling more than $160,000 related to the Company's proposed listing on the Alternative Investment Market ("AIM") of the London Stock Exchange.

•	General increase in legal fees and other general and administrative expenses, including expenses related to the evaluation of new acquisition opportunities.

During the three months ended March 31, 2010, the Company had a net loss of $1,258,851 compared with a net loss of $804,535 for the three months ended March 31, 2009.  The increase in loss was attributable to the increased general and administrative expenses described above and a decrease in interest income from $130,640 in the three months ended March 31, 2009 to $161 in the three months ended March 31, 2010, due to a loss of interest income as the Company switched from an interest bearing but not guaranty deposits to non interest bearing but guaranty deposits accounts and a reduction of the Company’s cash balance.

Liquidity and Capital Resources

As of March 31, 2010, the Company had $20,195,873 in cash and cash equivalents and short-term investments and positive working capital of $15,606,769.  Management believes that this cash position should be sufficient to support the Company’s working capital requirements for more than 12 months.

Off-Balance Sheet Arrangements

At March 31, 2010, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on its financial condition or results of operations.

Debt Financing Arrangements

At March 31, 2010, the Company had short-term debt of $33,513 bearing interest at 5.5% per year payable to an individual. The Company had other current liabilities of $5,082,121, including $45,783 in Board of Directors’ compensation and a $4,803,750 liability to Feltang International Inc. that will be satisfied upon issuance of 5,250,000 shares of common stock.

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

As of March 31, 2010, all of the Company's operations were located outside the United States.  The Company’s primary assets are agreements with DRSTP and the JDA, which provide ERHC with rights to participate in exploration and production activities in the Gulf of Guinea off the coast of central West Africa.  This geographic area of interest is controlled by foreign governments that have historically experienced volatility, which is out of management’s control. The Company’s ability to exploit its interests in the agreements in this area may be impacted by this circumstance.

The future success of the Company’s international operations may also be adversely affected by risks associated with international activities, including economic and labor conditions, political instability, risk of war or communal conflict, expropriation, renegotiation or modification of existing contracts, tax laws (including host-country import-export, excise and income taxes and United States taxes on foreign subsidiaries) and changes in the value of the U.S. dollar versus the local currencies in which future oil and gas producing activities may be denominated.  As well, exchange rates fluctuations may adversely affect the Company's future results of operations and financial condition.

The Company holds no derivative financial or commodity instruments.

Item 4. C ontrols and Procedures

The Company’s Chief Executive Officer and Principal Accounting Officer participated in an evaluation by management of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2010.  Based on their participation in that evaluation, the Company’s Chief Executive Officer and Principal Accounting Officer concluded that as of March 31, 2010, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that ERHC files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure under the Exchange Act. ERHC officers also concluded at March 31, 2010 that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms.

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In January 2010, all the documents taken by federal investigators from its corporate headquarters in May 2006 were returned. A total of 106 boxes containing original archival records from the Company’s inception until 2006 were returned.

JDZ Blocks 5 & 6

On November 3, 2008, the Company filed a suit in Nigeria to prevent any tampering with its rights in JDZ Blocks 5 and 6. The lawsuit came after the JDA and the Joint Ministerial Council (JMC) of the Nigeria-Săo Tomé and Príncipe JDZ failed to give a satisfactory response to the Company’s letters seeking clarification on the Company’s rights in JDZ Blocks 5 and 6 following media reports stating that the JMC had approved the Company’s removal from the Blocks. The Company was awarded a 15% working interest in each of the Blocks in a 2005 bid/licensing round conducted by the JDA, following the exercise by ERHC of preferential rights in the Blocks as guaranteed by contract and treaty.  .

In November 2008, the Company dispatched notices of arbitration for service on the JDA and the governments of Nigeria and Sao Tome & Principe to commence arbitration in London. ERHC wants the London Court of International Arbitration to clarify that ERHC's interests in JDZ Blocks 5 and 6 remain intact.  Parallel to the proceedings, the Company has initiated dialogue with the JDA and the governments of Nigeria and Sao Tome & Principe with a view to the amicable resolution outside of litigation and arbitration.

If the Company fails to obtain favorable rulings or otherwise resolve the matter favorably, there could be significant adverse affects on the Company’s future planned operations in JDZ Blocks 5 and 6

From time to time, ERHC may be subject to routine litigation, claims, or disputes in the ordinary course of business.  ERHC intends to defend these matters vigorously; the Company cannot predict with certainty, however, the outcome or effect of any of the litigation or investigatory matters specifically described above or any other pending litigation or claims.  There can be no assurance as to the ultimate outcome of these lawsuits and investigations.

Item 1A.  Risk Factors

Our operations and financial results are subject to various risks and uncertainties that could affect our business, financial condition, results of operations, and trading price of our common stock, including but not limited to, failing financial institutions.  Please refer to our annual report on Form 10-K for fiscal year 2009 for additional information concerning these and other uncertainties that could negatively impact the Company.

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

ERHC Energy Inc.

Name	Title	Date

/s/ Peter Ntephe	President and	May 10, 2010
Peter Ntephe	Chief Executive Officer

/s/ Sylvan Odobulu	Controller	May 10, 2010
Sylvan Odobulu	Principal Accounting Officer