Form 10-Q
period 2010-06-30
ERHC Energy Inc
filed 2010-08-09
CIK 799235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark  One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Yes☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares of common stock, par value $0.0001 per share, outstanding as of July 31, 2010 was 723,050,444

ERHC ENERGY INC.

Part I. Financial Information		Page

Item 1.	Financial Statements	4

	Unaudited Consolidated Balance Sheets at June 30, 2010 and September 30, 2009	4

	Unaudited Consolidated Statements of Operations for the Three and Nine Months Ended June 30, 2010 and 2009, and for the period from inception, September 5, 1995 to June 30, 2010	5

	Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2010 and 2009, and for the period from inception, September 5, 1995 to June 30, 2010	6

	Notes to Unaudited Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4.	Controls and Procedures	23

Part II. Other Information

Item 1.	Legal Proceedings	24

Item 5.	Other Information	25

Item 6.	Exhibits	25

	Signatures	26

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED BALANCE SHEETS
June 30, 2010 and September 30, 2009

	June 30,	September 30,
	2010	2009

ASSETS

Current assets:
Cash	$19,152,423	$22,428,728
Prepaid expenses and other	331,793	447,345

Total current assets	19,484,216	22,876,073

DRSTP concession fee	2,839,500	2,839,500
Furniture and equipment, net	41,354	67,275
Certificate of deposit	1,058,579	1,058,579
Deferred tax asset	2,018,398	2,018,398

Total assets	$25,442,047	$28,859,825

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$5,070,312	$5,050,590
Accounts payable and accrued liabilities, related party	170,980	115,236
Accrued interest	11,945	10,561
Convertible debt	33,513	33,513

Total current liabilities	5,286,750	5,209,900

Commitments and contingencies:

Shareholders' equity:
Preferred stock, par value $0.0001; authorized 10,000,000; none issued and outstanding	-	-
Common stock, par value $0.0001; authorized 950,000,000 shares; issued and outstanding 723,050,444	72,305	72,305
Additional paid-in capital	92,357,276	92,330,993
Accumulated deficit	(72,274,284)	(68,753,373)

Total shareholders’ equity	20,155,297	23,649,925

Total liabilities and shareholders' equity	$25,442,047	$28,859,825

The accompanying notes are an integral part of these consolidated financial statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended June 30, 2010 and 2009
and for the Period From Inception, September 5, 1995, to June 30, 2010

	Three Months Ended June 30,		Nine Months Ended June 30,		Inception to June 30,
	2010	2009	2010	2009	2010

Costs and expenses:
General and administrative	$1,435,212	$1,261,847	$3,494,084	$2,889,509	$76,039,575
Depreciation and depletion	7,106	8,616	25,921	25,847	1,479,319
Gain on sale of partial interest in DRSTP concession	-	-	-	-	(30,102,250)
Write-offs and abandonments	-	-	-	-	7,742,128

Total costs and expenses	(1,442,318)	(1,270,463)	(3,520,005)	(2,915,356)	(55,158,772)

Other income and (expenses):
Interest income	88	8,339	477	420,514	4,811,734
Gain from settlements	-	-	-	-	117,310
Other income	-	-	-	-	439,827
Interest expense	(462)	(461)	(1,383)	(1,383)	(12,130,131)
Provision for loss on deposits	-	(2,117,158)	-	(2,117,158)	(4,234,317)
Loss on extinguishment of debt	-	-	-	-	(5,749,575)

Total other income and (expenses), net	(374)	(2,109,280)	(906)	(1,698,027)	(16,745,152)

Loss before benefit (provision) for income taxes	(1,442,692)	(3,379,743)	(3,520,911)	(4,613,383)	(71,903,924)

Benefit (provision) for income taxes:
Current	-	-	-	-	(1,330,360)
Deferred	-	-	-	-	960,000

Total benefit (provision) for income taxes	-	-	-	-	(370,360)

Net loss	$(1,442,692)	$(3,379,743)	$(3,520,911)	$(4,613,383)	$(72,274,284)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of shares of common shares outstanding basic and diluted	723,050,444	722,688,550	723,050,444	722,500,657

The accompanying notes are an integral part of these consolidated financial statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended June 30, 2010 and 2009, and for the Period From
Inception, September 5, 1995 to June 30, 2010

			Inception to
	Nine Months Ended June 30,		June 30,
	2010	2009	2010

Cash Flows From Operating Activities
Net loss	$(3,520,911)	$(4,613,383)	$(72,274,284)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and depletion expense	25,921	25,847	1,479,319
Provision for loss on deposits	-	2,117,158	4,234,317
Write-offs and abandonments	-	-	7,742,128
Deferred income taxes	-	-	(2,018,398)
Compensatory stock options	26,283	-	1,334,523
Gain from settlement	-	-	(617,310)
Gain on sale of partial interest in
DRSTP concession	-	-	(30,102,250)
Amortization of beneficial conversion feature associated with convertible debt	-	-	2,793,929
Amortization of deferred compensation	-	-	1,257,863
Loss on extinguishment of debt	-	-	5,682,368
Stock issued for services	-	-	20,897,077
Stock issued for settlements	-	-	225,989
Stock issued for officer bonuses	-	-	5,015,000
Stock issued for interest and penalties on convertible debt	-	-	10,631,768
Stock issued for board compensation	-	33,600	2,431,648
Investment income	-	(116,954)	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	115,552	(376,301)	(331,792)
Accounts payable and other accrued liabilities	21,106	(13,374)	(2,721,492)
Accounts payable and accrued liabilities, related party	55,744	(38,246)	170,977
Accrued retirement obligation	-	-	365,000

Net cash used in operating activities	(3,276,305)	(2,981,653)	(43,803,620)

The accompanying notes are an integral part of these consolidated financial statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended June 30, 2010 and 2009, and for the Period From
Inception, September 5, 1995 to June 30, 2010 (continued)

			Inception to
	Nine Months Ended June 30,		June 30,
	2010	2009	2010

Cash Flows From Investing Activities
Purchase of long-term investment	$-	$-	$(5,292,896)
Purchase of DRSTP concession	-	-	(5,679,000)
Proceeeds from sale of partial interest in DRSTP concession	-	-	45,900,000
Purchase of furniture and equipment	-	(2,327)	(947,447)

Net cash provided by (used in) investing activities	-	(2,327)	33,980,657

Cash Flows From Financing Activities:
Proceeds from warrants exercised	-	-	160,000
Proceeds from common stock, net of expenses	-	-	6,955,049
Proceeds from line of credit, related party	-	-	2,750,000
Proceeds from non-convertible debt, related party	-	-	158,700
Proceeds from convertible debt, related party	-	-	8,207,706
Proceeds from sale of convertible debt	-	-	9,019,937
Proceeds from bank borrowing	-	-	175,000
Proceeds from stockholder loans	-	-	1,845,809
Proceeds from stock subscription receivable	-	-	913,300
Repayment of shareholder loans	-	-	(1,020,607)
Repayment of long-term debt	-	-	(189,508)

Net cash provided by financing activities	-	-	28,975,386

Net increase (decrease) in cash and cash equivalents	(3,276,305)	(2,983,980)	19,152,423

Cash and cash equivalents, beginning of period	22,428,728	26,581,069	-

Cash and cash equivalents, end of period	$19,152,423	$23,597,089	$19,152,423

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

The Company holds cash deposits in various domestic and international financial institutions. In February 2009, certain restrictions were placed on one such financial institution where the Company has investments in certificates of deposit totaling $5,292,896, and a receiver was appointed to takeover the institution. Management has ceased accruing interest on the balances.  As of June 30, 2010, the receiver cannot accurately predict the amount of any recovery that might occur or when depositors might receive any recovery. The management has established a preliminary loss reserve of $4,234,317 leaving the remaining balance $1,058,579 as non-current assets in the Level 3 category.

Note 3 - Sao Tome Concession

In April 2003, the Company and the Democratic Republic of Sao Tome and Principe (“DRSTP”) entered into an Option Agreement (the “2003 Option Agreement”) in which the Company relinquished certain financial interests in the Joint Development Authority (“JDZ”) in exchange for exploration and production rights in the JDZ.  The Company additionally entered into an Administration Agreement with the Nigeria-Sao Tome and Principe Joint Development Authority (“JDA”).  The administration agreement is the formal agreement by the JDA that it will fully implement ERHC’s preferential rights to working interests in the JDZ acreage as set forth in the 2003 Option Agreement and describes certain procedures regarding the exercising of these rights.  ERHC retained under a previous agreement the following rights to participate in exploration and production activities in the Sao Tome and Principe Exclusive Economic Zone (“EEZ”) subject to certain restrictions:  (a) the right to receive up to two blocks of ERHC’s choice and (b) the option to acquire up to a 15% paid working interest in up to two blocks of ERHC’s choice in the EEZ.  The Company would be responsible for its proportionate share of exploration and exploitation costs in the EEZ blocks.

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

Note - By an Amendment to the Participation Agreement dated February 23 2006, ERHC and Addax Petroleum amended the Participation Agreement so that the assigned interest to Addax Petroleum would be changed to 33.3%.  By a second Amendment to the Participation Agreement, entered into on March 14, 2006, ERHC and Addax Petroleum amended the Participation Agreement so that the assigned interest to Addax Petroleum would be 33.3% and ERHC’s participating interest would be 26.7%.  By a third Amendment to the Participation Agreement dated April 11 2006, ERHC and Addax Petroleum agreed that if Godsonic Oil, a third party, did not meet financial and other obligations for the transfer of 9% of ERHC’s participating interest to Godsonic Oil (and was foreclosed from all claims to the 9%), ERHC would transfer 7.2% out of the 9% interest to Addax Petroleum so that Addax Petroleum’s participating interest would be 40.5% in aggregate and ERHC’s participating interest would be 19.5% in aggregate.  The amount of fresh consideration to accrue from Addax Petroleum to ERHC for the transfer of the 7.2% is not stated in the third Amendment to the Participation Agreement.  On July 15, 2008, The London Court of International Arbitration (LCIA) confirmed that under the Participation Agreement between parties no further consideration is payable by Addax Petroleum to ERHC for Addax Petroleum’s 7.2% share of the 9%.   Following the ruling by the LCIA, ERHC’s share of JDZ Block 4 increased from 17.7 percent to 19.5%. The combined share of JDZ Block 4 held by ERHC and Addax Petroleum under the Participation Agreement is 60%.

On October 2, 2009, Sinopec International Petroleum Exploration and Production Corporation acquired all of the outstanding shares of Addax Petroleum Corporation.

Note 4 – Income Taxes

At June 30, 2010, the Company had a consolidated net operating loss carry-forward (“NOL”) of approximately $17,296,000 expiring through 2029. The NOLs are subject to certain limitations under the Internal Revenue Code of 1986, as amended, including Section 382 of the Tax Reform Act of 1986. During the fiscal year ended September 30, 2006, the Company recognized a significant gain on the sale of various participation interests. This gain utilized a substantial portion of the Company’s NOLs and such NOLs were adjusted to remove losses limited under Section 382.

The composition of deferred tax assets and the related tax effects at June 30, 2009, and September 30, 2009 are as follows:

	June 30, 2010	September 30, 2009

Net operating losses	$5,880,643	$4,683,533
Deferred tax asset	2,018,398	2,018,398
Allowance for loss on deposits	1,439,668	1,439,668
Accrued stock-based compensation	88,587	88,587

Total deferred tax assets	9,427,296	8,230,186
Valuation allowance	(7,408,898)	(6,211,788)

Net deferred tax assets	$2,018,398	$2,018,398

The difference between the income tax benefit (provision) in the accompanying consolidated statements of operations and the amount that would result if the U.S. federal statutory rate of 34% were applied to pre-tax income (loss) for the three months and nine months ended June 30, 2010 and 2009, is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009

Net loss at federal statutory rate	$490,515	$1,149,112	$1,197,110	$1,568,550
Non-deductible penalties	-	(11,982)	-	(11,982)
Change in valuation allowance	(490,515)	(1,137,130)	(1,197,110)	(1,556,568)

Tax provision	$-	$-	$-	$-

In preparing the Company’s consolidated financial statements, the Company assesses the likelihood that its deferred tax assets will be realized from future taxable income. The Company establishes a valuation allowance if it determines that it is more likely than not that some portion of the deferred tax assets will not be realized. Changes in the valuation allowance, when recorded, would be included in its consolidated statements of operations as a provision for (benefit from) income taxes. The Company exercises significant judgment in determining its provisions for income taxes, its deferred tax assets and liabilities and its future taxable income for purposes of assessing its ability to utilize any future tax benefit from its deferred tax assets. During 2010, the Company assessed the need for a valuation allowance against its deferred tax assets. The deferred tax asset valuation allowance was $7,408,898 as of June 30, 2010. The valuation allowance relates to the net operating losses and certain deductions that may not be realized for tax purposes.

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

The Company is subject to taxation in the United States and various foreign jurisdictions. The Company’s tax years for 2005 through 2009 are subject to examination by the tax authorities. The Company’s tax return for the year ended September 30, 2006 is currently under audit by the United States Internal Revenue Service (the “IRS”).  Currently, a reasonable estimate of the range of  possible change in unrecognized tax benefits in the next 12 months cannot be made.

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

Note 6 – Share based compensation

On February 26, 2010, the Board of Directors granted a total of 475,000 restricted shares to officers of the Company. Fifty percent (50%) or 237,500 restricted shares vest over a period of 2 years and for the nine months ended June 30, 2010, the Company recognized stock compensation expense of $26,283 in relation to these shares.  The remaining 50% will vest based on achievement of certain performance conditions.  Management has concluded that as of June 30, 2010, it is not probable that these performance conditions will be met and as such, has not recognized any stock compensation expense in relation to these shares.

Note 7 - Subsequent Events

On July 7, 2010, the Company filed a registration statement on Form S-3 with the US Securities and Exchange Commission, or SEC, utilizing a “shelf” registration process or continuous offering process. Under this shelf registration process, the Company may, from time to time, sell up to $50,000,000 of the securities described in the prospectus in one or more offerings.  Each time the Company offers securities, it will provide stockholders with a prospectus and a prospectus supplement that will describe, among other things, the specific amounts and prices of the securities being offered and the terms of the offering.

Unless otherwise provided in the applicable prospectus supplement, the Company intends to use the net proceeds from the sale of securities under the shelf registration to acquire or invest in working interests and other oil and natural gas businesses, properties, products and technologies that are complementary to the Company's operations, although the Company has no such transactions currently in place.  Additionally, the Company intends to use a portion of net proceeds from time to time for general corporate purposes, including exploration and development activities, regulatory affairs expenses, capital expenditures, additions to working capital and general and administrative expenses.

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

On November 9, 2009 the Company announced commencement of exploratory drilling at the Malanza 1X well in Block 4. It was the second well drilled in JDZ Block 4. This well was completed and on January 10, 2010 the Company announced the completion of the Oki East well. The Oki East well was drilled in 2,073 meters of water and reached a total depth of  3,873meters below sea level.

The Oki East well was the fifth and final well drilled during a comprehensive exploratory drilling campaign that began in August 2009 and was completed in January 2010.

Addax Petroleum, operator for Block 4 provided and has authorized ERHC to release the following information about drilling in Block 4. All wells were drilled on time, within budget and to planned depth. In both the Kina well and the Oki East well, gas was discovered in multiple sands. This information is preliminary and work is ongoing to integrate a potential area-wide development.

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

Management understands that each stage in the process requires considerable expertise and any resulting production, if in commercial quantities, may considerably enhance shareholder value. No guarantees can be given at this stage that there will be production in commercial quantities.

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

The EEZ describes waters of Săo Tomé that encompasses an area of approximately 160,000 square km. It is measured from claimed archipelagic baselines — territorial sea: 12 nautical miles, exclusive economic zone: 200 nautical miles. It is the largest such area in the Gulf of Guinea. Ocean water depths around the two islands exceed 1,524 meters, depths that have only become feasible for oil production in the past few years; however, oil and gas are produced in the neighboring countries of Nigeria, Equatorial Guinea, Gabon and Congo.  The African coast is less than 400 nautical miles offshore, which means the Exclusive Economic Zones of the concerned countries overlap.

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

Particulars of Participating Agreements

JDZ Block 4 Participation Agreement
Date	Parties	Key Terms

17 November 2005 (Note 1)	1. ERHC Energy Inc	ERHC shall assign 33.3% (Note 1) of participating interest to Addax Petroleum Nigeria (Offshore 2) Limited (“Addax”) (leaving ERHC with a 26.7% participating interest).

	2a. Addax Petroleum Nigeria (Offshore 2) Limited (Note 2)	Consideration from Addax Sub to ERHC for the interest acquired by Addax is fixed at $18 million.

	2b. Addax Petroleum NV (Note 2)	In addition, Addax to pay all of ERHC’s future costs for petroleum operations (“the carried costs”) in respect of ERHC’s retained interest in Block 4.

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

ERHC cannot currently predict the outcome of negotiations for acquisitions in West Africa, or, if successful, their impact on the Company's operations.

Plans for Funding of Potential Acquisitions

ERHC's future plans may be dependent on the Company's ability to attract new equity funding from investors. Consequently, ERHC is planning to seek a listing on the Alternative Investment Market ("AIM") of the London Stock Exchange. The Company originally announced its intention to seek a listing on the AIM about two years ago but those plans were put on hold due to the global economic crisis that adversely affected financial markets around the world. Management now believes that circumstances have now improved enough to seek an AIM listing and has engaged an independent London based specialized corporate finance advisory firm as its principal adviser and sponsor for such Listing.

 ERHC believes an AIM listing will allow the Company to access capital in a market that is enthusiastic about emerging oil and gas companies. The goal of ERHC, to become a successful West Africa-focused energy investment company, will require that the Company access capital to fund future acquisitions and the subsequent development thereof. Some acquisitions are already under consideration. A listing on AIM will allow the Company to attract institutional investors and reputable brokers that management believes may not be attracted to companies whose shares are traded solely on the OTC Bulletin Board.

We expect that ERHC’s listing on AIM will benefit shareholders will as the Company gains visibility on a market that is more accepting of emerging oil and gas companies and more likely to accurately reflect the Company’s true value. The AIM listing will also help us to accelerate our acquisition efforts and diversify our energy investment portfolio. As of August 9,2010, the AIM Listing process is in progress

Also, on July 7, 2010, the Company filed a registration statement on Form S-3 with the US Securities and Exchange Commission, or SEC, utilizing a “shelf” registration process or continuous offering process. Under this shelf registration process, the Company may, from time to time, sell up to $50,000,000 of the securities described in the prospectus in one or more offerings.  Each time the Company offers securities, it will provide stockholders with a prospectus and a prospectus supplement that will describe, among other things, the specific amounts and prices of the securities being offered and the terms of the offering.

Unless otherwise provided in the applicable prospectus supplement, the Company intends to use the net proceeds from the sale of securities under the shelf registration to acquire or invest in working interests and other oil and natural gas businesses, properties, products and technologies that are complementary to the Company's operations, although the Company has no such transactions currently in place.  Additionally, the Company may use a portion of net proceeds from time to time for general corporate purposes, including exploration and development activities, regulatory affairs expenses, capital expenditures, additions to working capital and general and administrative expenses.

 Results of Operations

Nine Months Ended June 30, 2010 Compared with Nine Months Ended June 30, 2009

General and administrative expenses increased from $2,889,509 in the nine months ended June 30, 2009 to $3,494,084 in the nine months ended June 30, 2010.  This increase came despite an ongoing effort to reduce operating expenses and was due primarily to the following:

•	Expenses related to the Company's proposed listing on the Alternative Investment Market ("AIM") of the London Stock Exchange.

•	General increase in legal fees and expenses related to evaluation of new acquisition opportunities.

During the nine months ended June 30, 2010, the Company had a net loss of $3,520,911 compared with a net loss of $4,613,383 for the nine months ended June 30, 2009.  The reduction was due to the following:

In 2009, the Company recognized a provision for loss of $2,117,158 when certain restrictions were placed on a financial institution where the Company has investments in certificate of deposit.  No such provision was made during the nine months ended June 30, 2010. However the resulting reduction in loss duing the nine months ended June 30, 2010 as compared to the nine months ended June 30, 2009 was partially offset by:

•	An increase in legal fees and expenses related to evaluation of new acquisition opportunities during the nine months ended June 20, 2009.

•
And a decrease in interest income from $420,514 in the nine months ended June 30, 2009 to $477 in the nine months ended June 30, 2010, due to a loss of interest income as the Company switched from an interest bearing but not guaranteed deposit accounts.

Three Months Ended June 30, 2010 Compared with Three Months Ended June 30, 2009

•
General and administrative expenses increased from $1,261,847 in the three months ended June 30, 2009 to $1,435,212 in the three months ended June 30, 2010.  This increase was due to expenses related to the Company’s proposed listing on the Alternative Investment Market ("AIM") of the London Stock Exchange.

During the three months ended June 30, 2010, the Company had a net loss of $1,442,692 compared with a net loss of $3,379,743 for the three months ended June 30, 2009.  The reduction was due to the following:

•
In 2009, the Company recognized a provision for loss of $2,117,158 when certain restrictions were placed on a financial institution where the Company has investments in certificate of deposit.  No such provision was made during the three months ended June 30, 2010. However the resulting reduction in loss during the three months ended June 30, 2010 was partially offset by increase in legal fees and expenses related to evaluation of new acquisition opportunities.

•	An increase in legal fees and expenses related to evaluation of new acquisition opportunities.

 Liquidity and Capital Resources

As of June 30, 2010, the Company had $19,152,423 in cash and cash equivalents and positive working capital of $14,197,466.  Management believes that this cash position should be sufficient to support the Company’s working capital requirements for more than 12 months.

Off-Balance Sheet Arrangements

At June 30, 2010, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on its financial condition or results of operations.

Short –Term Obligations

 As of June 30, 2010, the Company had a total of $5,253,237 in short-term obligations; it includes $72,813 in accrued Directors’ compensation and a $4,803,750 liability to Feltang International Inc. that will be satisfied upon issuance of 5,250,000 shares of common stock.

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

As of June 30, 2010, all of the Company's operations were located outside the United States.  The Company’s primary assets are agreements with DRSTP and the JDA, which provide ERHC with rights to participate in exploration and production activities in the Gulf of Guinea off the coast of central West Africa.  This geographic area of interest is controlled by foreign governments that have historically experienced volatility, which is out of management’s control. The Company’s ability to exploit its interests in the agreements in this area may be impacted by this circumstance.

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

Item 4. Controls and Procedures

The Company’s Chief Executive Officer and Principal Accounting Officer participated in an evaluation by management of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2010.  Based on their participation in that evaluation, the Company’s Chief Executive Officer and Principal Accounting Officer concluded that as of June 30, 2010, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that ERHC files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure under the Exchange Act. ERHC officers also concluded at June 30, 2010 that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms.

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to A Vote of Security Holders

None.

Item 5. Other Information

On July 8 2010, the Company filed Form 8-K to announce its July 7, 2010, registration statement on Form S-3 that was filed with the US Securities and Exchange Commission utilizing a “shelf” registration process. Under this shelf registration process, the Company may, from time to time, sell up to $50,000,000 of the securities described in the prospectus in one or more offerings.

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

ERHC Energy Inc.

Name	Title	Date

/s/ Peter Ntephe	President and	August 9, 2010
Peter Ntephe	Chief Executive Officer

/s/ Sylvan Odobulu	Controller	August 9, 2010
Sylvan Odobulu	Principal Accounting Officer