Form 10-K
period 2010-09-30
ERHC Energy Inc
filed 2010-12-14
CIK 799235

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☐	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2010

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ended: __________________

Commission file number: 000-17325

(Exact name of registrant as specified in its charter)

Colorado	88-0218499
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5444 Westheimer Road, Suite 1440, Houston, Texas	77056
(Address of Principal Executive Office)	(Zip Code)

713-626-4700
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act: common stock

Check if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes☐ No ☒

Check if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes☐ No ☒

Check if the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Check if the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.
Large Accelerated Filer ☐     Accelerated Filer ☒     Non-Accelerated Filer ☐

Check if the registrant is a shell company.  Yes☐     No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 31, 2010 was $249,152,406.

On November 30, 2010, the registrant had 737,518,835 shares of common stock issued and outstanding.

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

These types of statements and other forward-looking statements inherently are subject to a variety of assumptions, risks and uncertainties that could cause actual results, levels of activity, performance or achievements to differ materially from those expected, projected or expressed in forward-looking statements.  These risks and uncertainties include, among others, the following:

•	general economic and business conditions
•	worldwide demand for oil and natural gas;
•	changes in foreign and domestic oil and gas exploration, development and production activity;
•	oil and natural gas price fluctuations and related market expectations;
•	termination, renegotiation or modification of existing contracts;
•	the ability of the Organization of Petroleum Exporting Countries, commonly called OPEC, to set and maintain production levels and pricing, and the level of production in non-OPEC countries;
•	policies of the various governments regarding exploration and development of oil and gas reserves;
•	advances in exploration and development technology;
•	the political environment of oil-producing regions;
•	political instability in the Democratic Republic of Sao Tome and Principe and the Federal Republic of Nigeria;
•	casualty losses;

•	competition;
•	changes in foreign, political, social and economic conditions;
•	risks of international operations, compliance with foreign laws and taxation policies and expropriation or nationalization of equipment and assets;
•	risks of potential contractual liabilities;
•	foreign exchange and currency fluctuations and regulations, and the inability to repatriate income or capital;
•	risks of war, military operations, other armed hostilities, terrorist acts and embargoes;
•	regulatory initiatives and compliance with governmental regulations;
•	compliance with environmental laws and regulations;
•	compliance with tax laws and regulations;
•	customer preferences;
•	effects of litigation and governmental proceedings;
•	cost, availability and adequacy of insurance;
•	adequacy of the Company’s sources of liquidity;
•	labor conditions and the availability of qualified personnel; and
•	various other matters, many of which are beyond the Company’s control.

The risks and uncertainties included here are not exhaustive.  Other sections of this report and the Company’s other filings with the U.S. Securities and Exchange Commission (“SEC”) include additional factors that could adversely affect the Company’s business, results of operations and financial performance.  Given these risks and uncertainties, investors should not place undue reliance on our statements concerning future intent.   Company’s statements included in this report speak only as of the date of this report.  The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any of our statements to reflect any change in its expectations with regard to the statement or any change in events, conditions or circumstances on which any forward-looking statement is based.

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

The Company’s business strategy includes but is not limited to farm out its rights to working interests in the JDZ and EEZ to entities which we believe are established, well capitalized oil and gas operators for upfront cash payments and negotiate contracts with them to carry our share of the capital costs.  This has been done successfully on Blocks 2, 3 and 4. The Company will attempt to adopt a similar approach for JDZ Blocks 5, 6 and 9 as well as the EEZ.  ERHC is also pursuing other business development activities in the broad petroleum and related industries.

General Development of the Business

In April 2003, the Company and the DRSTP entered into an Option Agreement (the “2003 Option Agreement”) in which the Company relinquished certain financial interests in the JDZ in exchange for exploration rights in the JDZ.  The Company additionally entered into an Administration Agreement with the Nigeria-Sao Tome and Principe Joint Development Authority (“JDA”).  The Administration Agreement is the formal agreement by the JDA that it will fully implement ERHC’s preferential rights to working interests in the JDZ acreage as set forth in the 2003 Option Agreement and describes certain procedures regarding the exercising of these rights.  However, ERHC retained the following rights to participate in exploration and production activities in the EEZ subject to certain restrictions:  (a) the right to receive 100% working interest free signature bonus for two blocks of ERHC’s choice and (b) the option to acquire up to a 15% of additional paid working interest in up to two blocks of ERHC’s choice in EEZ.  The Company would be responsible for its proportionate share of exploration and exploitation costs in the EEZ blocks.

This exercise of ERHC’s rights in the JDZ is subject to the condition that if no license is awarded or a license is awarded and subsequently withdrawn by the JDA prior to the commencement of operations, ERHC is entitled to receive its working interest in that block in a future license awarded for that block.

ERHC entered into a series of negotiations and agreements that positioned the Company to enter into a Participation Agreement dated November 17, 2005 (the “Participation Agreement”) with Addax Petroleum (Nigeria Offshore 2) Limited (“Addax”). Under the Participation Agreement, as amended, Addax ultimately paid ERHC $18 million in February and March 2006 in exchange for the sale of a 40.5% participating interest (the “Assigned Interest”) in Block 4 while ERHC retained a 19.5% interest   (“Retained Interest”).   Under the Participation Agreement, as amended, Addax currently serves as operator and pays all of ERHC’s current and future costs in respect of all petroleum operations in Block 4 subject to reimbursement upon production. Addax is to receive 100% of ERHC’s allocation of costs plus up to 50% of ERHC’s allocation of profit until Addax recovers all costs advanced on behalf of ERHC.

In February 2006, ERHC assigned a 15% participating interest in Block 3 of the JDZ to Addax Petroleum Resources Nigeria Limited (“Addax Sub”) for $7.5 million which was paid in the second quarter of fiscal 2006. ERHC retained a 10% interest in Block 3. Under the participation agreement between ERHC and Addax Sub, Addax Sub is currently “carrying” all of ERHC’s current and future costs in respect of petroleum operations in Block 3. Addax Sub is to receive 100% of ERHC’s allocation of costs oil plus up to 50% of ERHC’s allocation of profit until Addax Sub recovers all costs advanced on behalf of ERHC.

In March 2006, ERHC assigned a 28.67% participating interest in Block 2 of the JDZ to Sinopec International Petroleum Exploration and Production Corporation Nigeria (“Sinopec”), and a 14.33% participating interest to Addax Energy Nigeria Limited (“Addax Ltd.”). ERHC retained a 22% participating interest in Block 2. In connection with these sales, Sinopec paid ERHC $13.6 million and Addax Ltd. paid ERHC $6.8 million in the second quarter of fiscal 2006. Under the participation agreement among ERHC, Sinopec and Addax Ltd., Sinopec currently serves as operator, and Sinopec and Addax Ltd. pay all of ERHC’s current and future costs in respect of petroleum operations in Block 2. Sinopec and Addax Ltd. are to receive to 100% of ERHC’s allocation of cost plus up to 50% of ERHC’s allocation of profit until they recover all costs advanced on behalf of ERHC. Additionally, Sinopec is to receive 6% interest on its current and future costs, up to $35 million, but only to the extent that those interest costs are recoupable out of production.

Related to the assignment of the participating interest in Block 2 to Sinopec, ERHC paid a $3 million in cash success fee to a British Virgin Island company (“Feltang”), $1.5 million was paid to Feltang in March 2006 and the remaining $1.5 million was paid in March 2007.  In August 2010, ERHC issued to Feltang 5,250,000 shares of common stock and warrants to purchase 6,500,000 shares at a fixed exercise price of $0.355 per share. The payment and issuance of stock and warrants were made to Feltang pursuant to an agreement made in January 2006 between the Company and Feltang whereby the Company contracted Feltang to seek and introduce potential partners to ERHC as a replacement operator for the Company’s previous operating partner in Block 2. The Company’s obligation to pay Feltang arose under the agreement as a result of the former operating partner’s withdrawal from Block 2, the execution of a participation agreement between the Company and Sinopec  (introduced to the Company by Feltang), and the execution of a PSC covering Block 2 with Sinopec as operator.

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

EEZ – The government of Săo Tomé & Principe has awarded ERHC rights to participate in exploration and production activities in the EEZ, which encompasses an area of approximately 160,000 square kilometers. These rights were granted in a May 21, 2001 Memorandum of Agreement between the DRSTP and the Company. The Company’s rights in the EEZ expire on October 1, 2024 or, if the company has a producing working interest in any Block(s) at October 1, 2024, the Company’s rights extend in such Block(s), as long as the Block(s) remains in production.

In 2009, the National Petroleum Agency of São Tomé & Príncipe (“ANP-STP”) delineated the EEZ into 19 Blocks and, accordingly, ERHC exercised its preferential rights arising from prior agreements between ERHC and São Tomé & Príncipe. In February 2010, the ANP-STP confirmed the award to ERHC of 100 percent working interests in Blocks 4 and 11, signature bonus free.  The ANP-STP has indicated that it expects to invite ERHC to negotiate Production Sharing Contracts on the two Blocks in due course.

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

Although ERHC is working toward realizing the value of its oil and gas assets in the Gulf of Guinea, it is still a long way away from the point at which any of these potential oil and gas assets can begin to produce revenues. ERHC therefore seeks to identify and acquire assets with a shorter time horizon for revenue generation.

ERHC has identified and examined potential acquisition prospects and is holding discussions regarding a number of potential exploration and production opportunities in West Africa. Ultimately, ERHC seeks a diverse portfolio of assets and companies from which it can derive significant strategic value. The success of potential acquisitions depends on the availability of adequate financing.  ERHC’s principal assets remain its interests in the JDZ and the EEZ.

Operations in the JDZ

ERHC has working interests in six of the nine Blocks in the JDZ, as follow:

•	JDZ Block 2: 22.0%
•	JDZ Block 3: 10.0%
•	JDZ Block 4: 19.5%
•	JDZ Block 5: 15.0% (in Arbitration)
•	JDZ Block 6: 15.0% (in Arbitration)
•	JDZ Block 9: 20.0%

The working interest percentages represents ERHC’s share of all the potential hydrocarbon production from the blocks and obligates ERHC to pay a corresponding percentage of the costs of drilling, production and operating the blocks. These costs in blocks 2, 3 and 4 are currently being carried by the operators until production, whereupon the operators will recover their costs from the production revenues.

ERHC’s interests in JDZ Blocks are in various stages of exploration. JDZ Blocks 2, 3 and 4 were the focus of an exploratory drilling campaign that concluded in January 2010. To date, no Production Sharing Contracts have been signed in either JDZ Block 5 or 6, and no operatorship has been awarded yet in JDZ Block 9.

In 2009, Sinopec and Addax, our technical partners and operators in Blocks 2, 3 and 4 undertook an exploratory drilling campaign across the three blocks that was completed in January 2010. That drilling campaign was a coordinated effort made possible by two important transactions undertaken by Addax and Sinopec during 2009: 1) Sinopec’s acquisition of Addax and 2) Addax’s acquisition of Anadarko Petroleum’s interest in Block 3, allowing Addax to become the operator in the Block 3.

The drilling campaign was completed in January 2010 with five wells drilled in the following locations and order:

•	The Kina-1 well in JDZ Block 4

•	The Bomu-1 well in JDZ Block 2

•	The Lemba-1 well in JDZ Block 3

•	The Malanza-1 well and Oki East-1 well in Block 4

The following is an analysis of activity that took place in each

JDZ Block	Operator	Name of Well	Date Drilling Began	Date Well Completed	Rig/Drillship Used

2	Sinopec	Bomu-1	August 2009	October 2009	SEDCO 702

3	Addax Sub	Lemba-1	October 2009	November 2009	Deepwater Pathfinder

4	Addax	Kina-1	August 2009	October 2009	Deepwater Pathfinder

4	Addax	Malanza 1	November 2009	December 2009	Deepwater Pathfinder

4	Addax	Oki East-1	December 2009	January 2010	Deepwater Pathfinder

The following is a summary of results of the drilling campaign:

JDZ Block	Results of Drilling Released by Operators

2
The Bomu-1 well was drilled on time and within budget to a total depth of 3,580 meters resulting in the discovery of biogenic methane gas.  As of the 2010 fiscal year-end, the operator has not made any declaration of commerciality.

3
The Lemba-1 well was drilled on time and below budget to a total depth of 3,758 meters, with biogenic methane gas discovered in two sands.  As of 2010 fiscal year-end, the operator has not made any declaration of commerciality.

4
All wells were drilled on time and within budget to the planned depth. Biogenic methane gas was discovered in multiple sands in both the Kina well and the Oki East well. As of 2010 fiscal year-end, the operator has not made any declaration of commerciality.

General Information on Current Operations in Blocks 2, 3 and 4

Currently, the analysis of the information gathered during drilling is ongoing.  The Joint Development Authority {JDA} has granted an extension of Exploration Phase 1 until March 2011 to enable contracting parties complete the analysis.

No guarantees can be given at this stage that there will be any commercial discovery or production in commercial quantities or at all.

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

Background of the EEZ

The government of Săo Tomé & Principe has awarded ERHC rights to participate in exploration and production activities in Săo Tomé & Principe’s EEZ. ERHC’s rights include the following:

•	The right to receive 100% working interest free signature bonus of two blocks of ERHC’s choice; and
•	The option to acquire up to a 15 percent paid working interest in additional two blocks of ERHC’s choice.

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

The following chart represents ERHC’s current rights in the JDZ blocks:

JDZ Block	ERHC Original Participating Interest (1)	ERHC Joint Bid Participating Interest	Participating Interest(s) Assigned	Current ERHC Retained Participating Interest

2	30.00%	35.00%	43.00%	22.00%
3	20.00%	5.00%	15.00%	10.00%
4	25.00%	35.00%	40.50%	19.50%
5	15.00%	-	-	15.00%
6	15.00%	-	-	15.00%
9	20.00%	-	-	20.00%

(1)	The Original Participating Interest was the interest granted pursuant to the Option Agreement, dated April 2, 2003, between DRSTP and ERHC (the “2003 Option Agreement”).

The following is an analysis of the participation agreements under which the company assigned participating interests in Blocks 2, 3 and 4.

Particulars of Participating Agreements

Date of Participation Agreement	Party(ies) to the Participation Agreement	Participating Interest(s) Assigned	Participating Interest Assigned Price

JDZ Block 2 - Participation Agreement - ERHC Retained Interest of 22.00%

March 2, 2006	Sinopec International Petroleum Exploration Production Co. Nigeria Ltd - a subsidiary of Sinopec International Petroleum and Production Corporation	28.67%	$13,600,000

	Addax Energy Nigeria Limited - a subsidiary of Addax Petroleum Corporation	14.33%	$6,800,000

JDZ Block 3 - Participation Agreement - ERHC Retained Interest of 10.00%

February 15, 2006	Addax Petroleum Resources Nigeria Limited - a subsidiary of Addax Petroleum Corporation	15.00%	$7,500,000

JDZ Block 4 - Participation Agreement - ERHC Retained Interest of 19.50%

November 15, 2005	Addax Petroleum Nigeria (Offshore 2) Limited - a subsidiary of Addax Petroleum Corporation	40.50%	$18,000,000

Under the terms each of the Participation Agreements Sinopec and Addax agreed to pay all of ERHC’s future costs for petroleum operations (“the carried costs”) in respect of ERHC's retained interests in the blocks. Additionally, Sinopec and Addax are entitled to 100% of ERHC’s allocation of cost oil plus up to 50% of ERHC’s allocation of profit oil from the retained interests on individual blocks until Sinopec and Addax Sub recover 100% of ERHC’s carried costs

On October 2, 2009, Sinopec International Petroleum Exploration and Production Corporation acquired all of the outstanding shares of Addax Petroleum Corporation.

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

ERHC cannot currently predict the outcome of negotiations for acquisitions in West Africa, or, if successful, their impact on the Company's operations, or future revenue generations.

Plans for Funding of Potential Acquisitions

ERHC's future plans may be dependent on the Company's ability to attract new funding.

On July 7, 2010, the Company filed a registration statement on Form S-3 with the US Securities and Exchange Commission (“ SEC”), utilizing a “shelf” registration process or continuous offering process. Under this shelf registration process, the Company may, from time to time, sell up to $50,000,000 of the securities described in the prospectus in one or more offerings.  Each time the Company offers securities, it will provide stockholders with a prospectus supplement that will describe, among other things, the specific amounts and prices of the securities being offered and the terms of the offering.

Unless otherwise provided in the applicable prospectus supplement, the Company intends to use the net proceeds from the sale of securities under the shelf registration to acquire or invest in working interests and other oil and natural gas businesses that are complementary to the Company's operations, although the Company has no such transactions currently in place.  Additionally, the Company may use a portion of net proceeds from time to time for general corporate purposes, including exploration and development activities, regulatory affairs expenses, capital expenditures, additions to working capital and general and administrative expenses.

Government Regulation

In the event the Company begins direct exploration and exploitation of hydrocarbons, it will be required to make necessary expenditures to comply with applicable health and safety, environmental and other regulations.

The oil and gas industry is subject to various types of regulations throughout the world. Legislation affecting the oil and gas industry has been pervasive and is under constant review for amendment or expansion. Pursuant to such legislation, numerous government agencies have enacted extensive laws and regulations binding on the oil and gas industry and companies engaged in this industry, some of which carry substantial penalties for failure to comply. Such laws and regulations have a significant impact on oil and gas exploration, production and marketing and midstream activities. These laws and regulations increase the cost of doing business and, consequently, will affect results of operations. In as much as new legislation affecting the oil and gas industry is commonplace and existing laws and regulations are frequently amended or reinterpreted, the Company is unable to predict the future cost or the impact of complying with such laws and regulations. However, the Company does not expect that any of these laws and regulations will affect its operations in a manner materially different than they would affect other oil and gas companies of similar size and scope of operations.

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

Employees

As of September 30, 2010, the Company and its subsidiaries had 8 (eight) employees.  From time to time, however, the Company utilizes the services of specialized consultants on an adhoc basis, to supplement the activities of its employee in the execution of the Company’s work.

Availability of Information

The Company files annual, quarterly and current reports, proxy statements and other documents with the Securities and Exchange Commission (“SEC”) under the Securities Act of 1934. The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at hhttp://www.sec.gov after we electronically file such material with, or furnish it to, the SEC.

The Company provides free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable.

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

The Company has a limited operating history in the oil and gas industry

The Company’s operations have consisted solely of acquiring rights to working interests in the JDZ and EEZ and entering into production sharing contracts.  The Company will not be the operator with respect to these contracts.  The Company’s future financial results depend primarily on (1) the ability of the Company’s venture partners to provide or obtain sufficient financing to meet their financial commitments in the production sharing contracts, (2) the ability to discover commercial quantities of oil and gas, and (3) the market price for oil and gas. Management cannot predict if or when the production sharing contracts will result in future wells being drilled or if drilled, whether oil and/or gas will be discovered in commercial quantities.

Financing may be needed to fund the financial commitments of the production sharing contracts

While the Company is not required to fund any financial commitments pursuant to current production sharing contracts, it is likely that project financing will be required to fund other exploration activities.  The Company’s failure or the failure of our venture partners to provide or obtain the necessary financing will preclude the continuation of exploration activities.

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

The Company’s non-operator status limits its control over oil and gas projects in the JDZ and EEZ

The Company will focus primarily on creating exploration opportunities and forming relationships with oil and gas companies to develop those opportunities in the JDZ and EEZ.  As a result, the Company will have only a limited ability to exercise control over a significant portion of a project’s operations and the associated costs of those operations in the JDZ or EEZ.  The success of a future project is dependent upon a number of factors that are outside the Company’s control. These factors include:

•	the availability of future capital resources to the Company and the other participants for drilling additional wells;
•	the approval of other participants for determining well locations and drilling time-tables;
•	the economic conditions at the time of drilling, including the prevailing and anticipated price of oil and gas; and
•	the availability and cost of deep water drilling rigs and the availability of operating personnel

The Company’s reliance on its consortium partners and its limited ability to directly control future project costs could have a material adverse effect on its future rates of return.

The Company’s success depends on its ability to exploit its limited assets

The Company’s primary assets are rights to working interests in exploration acreage in the JDZ and EEZ under agreements with the JDA and DRSTP.  The Company’s operations have been limited to managing and sustaining its rights under these agreements.  The Company’s viability depends on its ability to exploit these assets. However, there is no assurance that it will be successful.

The Company’s competition includes oil and gas conglomerates that have significant advantages over it

 The oil and gas industry is highly competitive. Many companies are engaged in exploring for crude oil and natural gas and acquiring crude oil and natural gas properties, resulting in significant competition for desirable exploratory and producing properties.  The companies with which the Company competes are much larger and have greater financial resources and technical expertise than the Company.

Various factors beyond the Company’s control will affect prices of oil and gas

The availability of a ready market for the Company’s future crude oil and natural gas production if any depends on numerous factors beyond its control, including the level of consumer demand, the extent of worldwide crude oil and natural gas production, the costs and availability of alternative fuels, the costs and proximity of transportation facilities, regulation by authorities and the costs of complying with applicable environmental and other regulations.

The Company’s business interests are located outside of the United States which subjects it to risks associated with international activities beyond its control.

At September 30, 2010, the Company’s major assets are located outside the United States.  The Company’s primary assets are cash in various financial institutions and agreements with DRSTP and the JDA, which provide ERHC with rights to participate in exploration and production activities in the Gulf of Guinea off the coast of central West Africa.  Production is subject to political risks which are inherent in all foreign operations. The Company’s ability to exploit its interests in this area pursuant to such agreements may be adversely impacted by these circumstance.

The future success of the Company’s international operations may also be adversely affected by risks associated with international activities, including economic and labor conditions, political instability, risk of war, expropriation, termination, renegotiation or modification of existing contracts, tax laws (including host-country import-export, excise and income taxes and United States taxes on  foreign  subsidiaries)  and  changes  in the value of the U.S. dollar relative to the local currencies in which future oil and gas producing activities may be  denominated.  Changes in exchange rates may also adversely affect the Company’s future results of operations and financial position.

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

The Company’s business interests are located in the Gulf of Guinea offshore of central West Africa and are subject to the volatility of foreign governments

All of our primary assets are located in the Gulf of Guinea offshore of central West Africa. The governments of Nigeria and the island nation of Sao Tome and Principe granted our participation interests in various concessions in their offshore waters. The governments of Nigeria and Sao Tome and Principe exist in a volatile political and economic environment and the Company is subject to all the risks associated with those governments. These risks include, but are not limited to:

•	Loss of future revenue and concessions as a result of hazards such as war, acts of terrorism, insurrection and other political risks
•	Increases in taxes and governmental interests
•	Unilateral renegotiation of contracts by government entities
•	Difficulties in enforcing our rights against a governmental agency because of the doctrine of sovereign immunity and foreign sovereignty over international operations
•	Changes in laws and policies governing operations of foreign-based companies, and
•	Currency restrictions and exchange rate fluctuations

Our foreign operations may also be adversely affected by laws and policies of the United States affecting foreign trade and taxation. Realization of any of these factors could materially and adversely affect our financial position, results of operations and cash flows.

The Company has filed suit to prevent tampering with its interest and any adverse ruling related to JDZ Blocks 5 and 6. This action could have a material adverse effect on ERHC’s business, prospects, operations, financial condition and cash flow.

On November 3, 2008, the Company filed a suit in Nigeria to prevent any tampering with its rights in JDZ Blocks 5 and 6 pending the outcome of arbitration over those rights. The lawsuit comes after the JDA and the Joint Ministerial Council (JMC) of the Nigeria-Săo Tomé and Príncipe JDZ failed to give a satisfactory response to the Company’s letters seeking clarification of the Company’s rights in JDZ Blocks 5 and 6 following media reports stating that the JMC had approved of the Company’s removal from the Blocks. The Company was awarded a 15 percent working interest in each of the Blocks in a 2005 bid/licensing round conducted by the JDA, following the exercise by ERHC of preferential rights in the Blocks as guaranteed by contract and treaty. The dispute is entirely contractual. The JDA and the Government of DRSTP contend that certain correspondence issued by a previous CEO/President of the Company in 2006 amount to a relinquishment of the Company’s rights in Blocks 5 & 6 under the Company’s contracts with DRSTP which provide for the rights.  The Company contends that no such relinquishment has occurred and has sought recourse to arbitration accordingly.  In November 2008, the Company dispatched notices of arbitration for service on the JDA and the governments of Nigeria and Sao Tome & Principe to commence arbitration in London. ERHC wants the London Court of International Arbitration to clarify that ERHC's interests in JDZ Blocks 5 and 6 remain intact. If the Company fails to prevail in its lawsuit or arbitration proceedings, there could be significant adverse effects on the Company’s future planned operations in JDZ Blocks 5 and 6. These adverse effects could include but not be limited to a loss of ERHC’s rights JDZ Block 5 and 6.  At this time, ERHC is unable to reasonably estimate the economic impact if the Company fails to prevail in its suit and arbitration.

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

A related SEC subpoena was issued on May 9, 2006, and a second related subpoena issued on August 29, 2006.  The subpoenas requested from ERHC a range of documents including all documents related to correspondence with foreign governmental officials or entities in Sao Tome and Nigeria, personnel records (specifically, those regarding the Company’s former Chief Financial Officer, Franklin Ihekwoaba) and other corporate records.  ERHC’s attorneys, Akin Gump Strauss Hauer & Feld LLP, assisted ERHC in responding to the subpoenas.

On July 5, 2007, the U.S. Senate Committee on Homeland Security and Governmental Affairs’ Permanent Subcommittee on Investigations served ERHC with a subpoena, in connection with its review of matters relating to the potential abuse of payments made to foreign governments. The subpoena, as amended on July 18, 2007, seeks documents and information regarding ERHC’s activities, particularly those related to the acquisition of ERHC’s interests in the Gulf of Guinea.  ERHC’s attorneys, Akin Gump Strauss Hauer & Feld LLP, assisted ERHC in responding to the subpoena.   Please see “Legal Proceedings” for more information.

These investigations could also result in:

•	third party claims against the Company, which may include claims for special, indirect, derivative or consequential damages;
•	damage to our business, operations and reputation;
•	loss of, or adverse effect on, cash flow, assets, goodwill, operations and financial condition, business, prospects, profits or commercial value;
•	adverse consequences on the Company’s ability to obtain or continue financing for current or future projects; and/or
•	claims by directors, officers, employees, affiliates, advisors, attorneys, agents, debt holders or other interest holders or constituents of ERHC.

Continuing negative publicity arising from these investigations could also adversely affect the Company’s business and prospects in the commercial market.  In addition, these investigations have resulted in significant expenses to ERHC, including substantial legal fees and the diversion of management’s attention from its operations and other activities.  If the Company incurs costs or losses as a result of these matters, it may not have the liquidity or funds to address those costs or losses, in which case such costs or losses could have a material adverse effect on its business, prospects, operations, financial condition and cash flow.

Through September 30, 2010, ERHC has incurred substantial costs in responding to the investigations by the DOJ, SEC and Senate Subcommittee. Those costs consist primarily of legal fees paid to the Company’s legal counsel, Akin Gump Strauss Hauer & Feld LLP and document reproduction costs. These costs have had a significant negative impact on the Company’s cash flows from operations.  ERHC anticipates the use of even more of its cash reserves to address the investigations and that could have a serious negative impact on the Company’s liquidity. Neither management nor its legal counsel can assess the magnitude of future cash requirements that could result from prolonged investigations or any negative findings that might arise from the investigations. In a worst case scenario, the Company’s cash resources could be exhausted and the Company’s status as a going concern could also be brought into question.

The Company has limited sources of working capital

The Company believes that its working capital requirements for 2011 will be approximately $4,800,000 based on maintaining operations at their current level and the generation of interest income at levels similar to 2010. Our consortium partners will pay all of ERHC’s future costs in respect of all operations in JDZ Blocks 2, 3 and 4 subject to total reimbursement upon production.

The Company is currently focused on exploiting its interests in JDZ Blocks 2, 3, 4, 5, 6 and 9 but has no current source of income other than interest income from cash investments generated from the sale of participation interests in Blocks 2, 3 and 4 to Sinopec and Addax Ltd. The Company hopes to enter into participation agreements in JDZ Blocks 5, 6 and 9 and also in the EEZ, but the timing or likelihood of such transactions cannot be predicted.  The Company might be required to exercise further  rights in EEZ in 2011.  In that event the Company may be required to incur significant capital cost in exercise of those rights.

The Company’s results of operations are susceptible to general economic conditions

The Company’s revenues and results of operations will be subject to fluctuations based upon the general economic conditions both in the United States and internationally.   A general economic downturn or a recession in the industry, will adversely impact the Company’s prospective future revenues, the value of its oil and natural gas exploration concession, as well as its ability to exploit its assets.

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

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

Substantially all of the Company’s properties are in the form of working interest which represents ERHC’s share of all the potential hydrocarbon production from the blocks awarded and obligates ERHC to pay a corresponding percentage of the costs of drilling, production and operating these blocks.  These costs in Blocks 2, 3 and 4 are currently being carried by the operators until production, whereupon the operators will recover their costs from production revenues. ERHC has working interests in Blocks 2, 3, 4, 5, 6, and 9 in the offshore JDZ and in addition has interests in the EEZ. The subsistence of the company’s interests in JDZ Blocks 5 and 6, are currently the subject of arbitration between the Company, the JDA and the governments of Nigeria and DRSTP.

Joint Development Zone

 ERHC has interests in six of the nine Blocks in the Joint Development Zone (JDZ), a 34,548 sq km area approximately 200 km off the coast of Nigeria and Sao Tome and Principe that is adjacent to several large petroleum discovery areas. ERHC’s rights in the JDZ include:

•	JDZ Block 2: 22.0%
•	JDZ Block 3: 10.0%
•	JDZ Block 4: 19.5%
•	JDZ Block 5: 15.0% (in Arbitration)
•	JDZ Block 6: 15.0% (in Arbitration)
•	JDZ Block 9: 20.0%

Sao Tome and Principe Exclusive Economic Zone

The government of Sao Tome and Principe awarded ERHC rights to participate in exploration and production activities in Sao Tome and Principe’s EEZ. ERHC’s rights include the following:

•	EEZ Block 4: 100% and no signature bonus
•	EEZ Block 11: 100% and no signature bonus
•	The option to acquire up to a 15% paid working interest in additional two blocks of ERHC’s choice.

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

A related SEC subpoena was issued on May 9, 2006, and a second related subpoena issued on August 29, 2006.  The subpoenas requested from ERHC a range of documents including all documents related to correspondence with foreign governmental officials or entities in Sao Tome and Nigeria, personnel records (specifically, those regarding the Company’s former Chief Financial Officer, Franklin Ihekwoaba) and other corporate records.  ERHC’s attorneys, Akin Gump Strauss Hauer & Feld LLP, assisted ERHC in responding to all subpoenas. On July 5, 2007, the U.S. Senate Committee on Governmental Affairs’ Permanent Subcommittee on Investigations served ERHC with a subpoena, in connection with its review of matters relating to the potential abuse of payments made to foreign governments. The subpoena, as amended on July 18, 2007, sought documents and information regarding ERHC’s activities, particularly those related to the acquisition of ERHC’s interests in the Gulf of Guinea.  ERHC’s attorneys, Akin Gump Strauss Hauer & Feld LLP, assisted ERHC in responding to all subpoenas.

In January 2010, all the documents taken by federal investigators from the Company’s corporate headquarters in May 2006 were returned to the Company. A total of 106 boxes containing original archival records from the Company’s inception until 2006 were returned. As of September 30, 2010, the Company does not have any reason to believe that the investigations by the Department of Justice (DOJ) and the U.S. Senate Committee on Governmental Affairs’ Permanent Subcommittee Investigations are active. The Company has not received any formal communication of conclusion of the investigations however, if any of the investigations were to proceed, the Company anticipates that these investigations may be lengthy and does not know when they will conclude.  If violations are found, the Company may be subject to criminal, civil and/or administrative sanctions, including substantial fines, and the resolution or disposition of these matters could have a material adverse effect on its business, prospects, operations, financial condition and cash flows.

On November 3, 2008, the Company filed a suit at the Federal High Court in Nigeria to prevent any tampering with its rights in JDZ Blocks 5 and 6. The suit comes after the JDA and Joint Ministerial Council (JMC) of the Nigeria-Sao Tome and Principe JDZ failed to give a satisfactory response to the Company’s letters seeking clarification on the Company’s rights in JDZ Blocks 5 and 6 following media reports stating that the JMC had approved of the Company’s removal from the Blocks. The Company was awarded a 15 percent working interest in each of the Blocks in a 2005 bid/licensing round conducted by the JDA following the exercise by ERHC of preferential rights in the Blocks as guaranteed by contract and treaty.  The dispute is entirely contractual. The JDA and the Government of DRSTP contend that certain correspondence issued by a previous CEO/President of the Company in 2006 amount to a relinquishment of the Company’s rights in Blocks 5 and 6 under the Company’s contracts with DRSTP which provide for the rights.  The Company contends that no such relinquishment has occurred and has sought recourse to arbitration accordingly.

In November 2008, the Company dispatched notices of arbitration for service on the JDA and the governments of Nigeria and Sao Tome & Principe to commence arbitration in London. ERHC wants the London Court of International Arbitration to clarify that ERHC's interests in JDZ Blocks 5 and 6 remain intact.  The arbitration  has been currently suspended while the Company pursues amicable settlement with the governments of Nigeria and Sao Tome Principe.

Mr. Angelo de Jesus Bomfim, a Sao Tome licensed attorney is claiming against ERHC the sum of twenty six thousand ($26,000) US dollars plus interest. The claim stems from an alleged retainer owed to Mr. Bomfim by the Company under an alleged retainer agreement entered into in 1998 between the Company and Mr. Bomfim, and alleged retainer services rendered thereafter between 1998 and 1999.  The Company’s lawyers are handling the claim on behalf of the Company. The Company has instructed its lawyers to arrange for the vigorous defense of the case if it proceeds to litigation as Mr. Bomfim has threatened.  However, the Company has also instructed its lawyers attempt to negotiate an amicable settlement with Mr. Bomfim to avoid incurring exorbitant litigation cost.

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

Stock Price Highs & Lows

	High	Low
	(Price per share)
Fiscal Year 2008
First Quarter	$0.30	$0.19
Second Quarter	0.54	0.18
Third Quarter	0.60	0.40
Fourth Quarter	0.42	0.28

Fiscal Year 2009
First Quarter	$0.30	$0.11
Second Quarter	0.36	0.10
Third Quarter	0.72	0.29
Fourth Quarter	0.90	0.60

Fiscal Year 2010
First Quarter	$0.73	$0.44
Second Quarter	0.75	0.35
Third Quarter	0.62	0.20
Fourth Quarter	0.42	0.20

As of November 30, 2010, there were approximately 2,532 stockholders of record.  The closing price of the common stock as reported on the OTC Bulletin Board on November 30, 2010 was $0.22. The Company has not paid any dividends during the last three fiscal years and does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

In November 2004, the Board of Directors adopted a 2004 Compensatory Stock Option Plan pursuant to which it reserved 20,000,000 shares for issuance.  This plan was approved at a special meeting of the stockholders of the Company in February 2005.  Under this plan, 8,026,756 shares have been issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average Exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,000,000	$0.43	10,973,244
Equity compensation plans not approved by security holders	-	-	-

Recent Sales of Unregistered Securities

The Company has issued the following unregistered securities:

•	During the first quarter of fiscal 2008, the Company issued an aggregate of 300,000 shares of common stock to the Company’s directors for services rendered in 2007.

•	During the second quarter of fiscal 2009, the Company issued an aggregate of 450,000 shares of common stock to the Company’s directors for services rendered in 2005 and 2008.

•
During the fourth quarter of fiscal 2009, the Company approved the issuance of an aggregate of 361,875 shares of common stock to the Company’s directors and non-management staff for services rendered in 2009.

•	During the third and fourth quarter of 2010, we issued 1,017,500 shares for 2010 to employees and directors, for services rendered in 2010.

With respect to the sale of the unregistered securities referenced above, all transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.  No sales commissions were paid in connection with these transactions.

Issuer Purchases of Equity Securities

The Company has not repurchased any of its Common Stock.

Item 6. Selected Financial Data

The selected financial data of the Company presented below as of and for each of the five years in the period ended September 30, 2010, has been derived from the audited financial statements of the Company.  The financial statements as of and for the years ended September 30, 2009, 2008, 2007, 2006 and 2005 have been audited by MaloneBailey, LLP, an independent registered public accounting firm.  The data set forth below should be read in conjunction with the Company’s financial statements, related notes thereto and Management’s Discussion and Analysis of Financial Condition and Plan of Operations, contained elsewhere herein.

Statements of Operations Data
	For the Years Ended September 30,
	2010	2009	2008	2007	2006

Operating expenses	$5,188,495	$4,239,706	$4,280,143	$4,976,765	$(24,113,494)
Interest expense	(1,843)	(1,843)	(1,843)	(1,843)	(2,099)
Other Income (expense)	(1,040,473)	(3,447,588)	1,241,189	1,498,704	1,123,141
Benefit (provision) for taxes		-	(30,360)	1,723,000	(2,063,000)
Net income (loss)	(6,230,811)	(7,689,137)	(3,071,157)	(1,756,904)	23,171,536

Net income (loss) per share -
basic and diluted	(0.01)	(0.01)	(0.00)	(0.00)	0.03
Weighted average shares of
common stock outstanding	723,439,691	722,794,828	722,182,831	720,966,165	712,063,980

Balance Sheets Data
	As of September 30,
	2010	2009	2008	2007	2006

DRSTP Concession fee	$2,839,500	$2,839,500	$2,839,500	$2,839,500	$2,839,500
Total assets	23,007,470	28,859,825	36,880,422	39,854,641	45,878,249
Total liabilities	517,425	5,209,900	5,907,960	5,947,982	10,390,126
Shareholders’ equity	22,490,045	23,649,925	30,972,462	33,906,659	35,488,123

Item 7.  Management’s Discussion and Analysis of Financial Condition and Plan of Operations

Introduction

The following discussion and analysis presents management’s perspective of the Company’s business and, financial condition and its overall performance. This information is intended to provide investors with an understanding of our past performance, current financial condition and outlook for the future. You must read the following discussion of the results of the operations and financial condition of the Company in conjunction with its financial statements, including the notes thereto included in this Form 10-K filing.  The Company’s historical results are not necessarily an indication of trends in operating results for any future period.

Reference is made to “Item 6. Selected Financial Data” and “Item 8. Financial Statements and Supplementary Data.”

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements.  Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements which are other than statements of historical facts.  Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements.  Our expectations, beliefs and projections are expressed in good faith and are believed by us to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished.  In addition to other factors and matters discussed elsewhere herein and the risks discussed in Item 1A.  Risk Factors, the following are important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements: geopolitical instability where we operate; our ability to meet our capital needs; our ability to raise sufficient capital and/or enter into one or more strategic relationships with one or more industry partners to execute our business plan; our ability and success in finding, developing and acquiring oil and gas reserves; our ability to respond to changes in the oil exploration and production environment, competition, and the availability of personnel in the future to support our activities.

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

The Company’s business strategy is to farm out its rights to working interests in the JDZ and EEZ to entities which we believe are established, well capitalized oil and gas operators for upfront cash payments and negotiate contracts with them to carry our share of the capital costs.  This has been done successfully on Blocks 2, 3 and 4. ERHC will attempt to adopt a similar approach for JDZ Blocks 5, 6 and 9 as well as the EEZ. ERHC is also pursuing other business development activities in the broad petroleum and related industries.

General Development of the Business

In April 2003, the Company and the DRSTP entered into an Option Agreement (the “2003 Option Agreement”) in which the Company relinquished certain financial interests in the JDZ in exchange for exploration rights in the JDZ.  The Company additionally entered into an Administration Agreement with the Nigeria-Sao Tome and Principe Joint Development Authority (“JDA”).  The Administration Agreement is the formal agreement by the JDA that it will fully implement ERHC’s preferential rights to working interests in the JDZ acreage as set forth in the 2003 Option Agreement and describes certain procedures regarding the exercising of these rights.  However, ERHC retained the following rights to participate in exploration and production activities in the EEZ subject to certain restrictions:  (a) the right to receive 100% working interest signature free bonus of two blocks of ERHC’s choice and (b) the option to acquire up to a 15% paid working interest in additional  two blocks of ERHC’s choice in the EEZ.  The Company would be responsible for its proportionate share of exploration and exploitation costs in the EEZ blocks.

This exercise of ERHC’s rights is subject to the condition that if no license is awarded or a license is awarded and subsequently withdrawn by the JDA prior to the commencement of operations, ERHC is entitled to receive its working interest in that block in a future license awarded for that block.

ERHC entered into a series of negotiations and agreements that positioned the Company to enter into a Participation Agreement dated November 17, 2005 (the “Participation Agreement”) with Addax Petroleum (Nigeria Offshore 2) Limited (“Addax”). Under the Participation Agreement, as amended, Addax ultimately paid ERHC $18 million in February and March 2006 in exchange for the assignment of a 40.5% participating interest (the “Assigned Interest”) in Block 4 while ERHC retained a 19.5% interest   (“Retained Interest”).   Under the Participation Agreement, as amended, Addax currently serves as operator and pays all of ERHC’s current and future costs in respect of all petroleum operations in Block 4 subject to reimbursement upon production. Addax is to receive 100% of ERHC’s allocation of costs plus up to 50% of ERHC’s allocation of profit until Addax recovers all costs advanced on behalf of ERHC.

In February 2006, ERHC assigned a 15% participating interest in Block 3 of the JDZ to Addax Petroleum Resources Nigeria Limited (“Addax Sub”) for $7.5 million which was paid in the second quarter of fiscal 2006. ERHC retained a 10% interest in Block 3. Under the participation agreement between ERHC and Addax Sub, Addax Sub is currently “carrying” all of ERHC’s current and future costs in respect of petroleum operations in Block 3. Addax Sub is to receive to 100% of ERHC’s allocation of costs plus up to 50% of ERHC’s allocation of profit until Addax Sub recovers all costs advanced on behalf of ERHC.

In March 2006, ERHC assigned a 28.67% participating interest in Block 2 of the JDZ to Sinopec International Petroleum Exploration and Production Corporation Nigeria (“Sinopec”), and a 14.33% participating interest to Addax Energy Nigeria Limited (“Addax Ltd.”). ERHC retained a 22% participating interest in Block 2. In connection with these assignments, Sinopec paid ERHC $13.6 million and Addax Ltd. paid ERHC $6.8 million in the second quarter of fiscal 2006. Under the participation agreement between ERHC, Sinopec and Addax Ltd., Sinopec currently serves as operator, and Sinopec and Addax Ltd. pay all of ERHC’s current and future costs in respect of petroleum operations in Block 2. Sinopec and Addax Ltd. are to receive to 100% of ERHC’s allocation of cost oil plus up to 50% of ERHC’s allocation of profit until they recover all costs advanced on behalf of ERHC.

Related to the assignment of the participating interest in Block 2 to Sinopec, ERHC paid a $3 million in cash success fee to a British Virgin Island company (“Feltang”). $1.5 million was paid to Feltang in March 2006 and the remaining $1.5 million was paid in March 2007.  In August 2010, ERHC issued to Feltang 5,250,000 shares of common stock and warrants to purchase 6,500,000 shares at a fixed exercise price of $0.355 per share. The payment and issuance of stock and warrants were made to Feltang pursuant to an agreement made in January 2006 between the Company and Feltang whereby the Company contracted Feltang to seek and introduce potential partners to ERHC as a replacement operator for the Company’s previous operating partner in Block 2. The company’s obligation to pay Feltang arose under the agreement as a result of the former operating partner’s withdrawal from Block 2, the execution of a participation agreement between the Company and Sinopec  (introduced to the Company by Feltang), and the execution of a PSC covering Block 2 with Sinopec as operator. Without the quick finding of a replacement for the Company’s former operating partner in Block 2, the Company’s ability to proceed to the execution of a Production Sharing Contract and therefore the maintenance or retention of its interests in JDZ Block 2 would have been put in serious jeopardy.

On June 24, 2009, Addax Petroleum Corporation announced that it had entered into a definitive agreement with Sinopec pursuant to which Sinopec had agreed, subject to the terms of the Support Agreement, to make an offer to acquire all of the outstanding common shares of Addax Petroleum.  On August 24, 2009, the sale of Addax Petroleum Corporation to Sinopec was finalized.

Current Business Operations

ERHC’s operations are currently focused in the Gulf of Guinea, off the coast of central West Africa. ERHC believes this region has potentially significant oil and gas reserves. ERHC has worked to realize the value of the assets it has acquired in this region.  The Company’s current holdings include those below, details of which can be found at the link: http://www.erhc.com

JDZ – ERHC has interests in six of the nine Blocks in the JDZ, a 34,548 square kilometer area approximately 200 kilometers off the coastline of Nigeria and Săo Tomé & Principe that is adjacent to several large petroleum discovery areas.

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

In 2009, the National Petroleum Agency of São Tomé & Príncipe (“ANP-STP”) delineated the EEZ into 19 Blocks and, accordingly, ERHC exercised its preferential rights arising from prior agreements between ERHC and São Tomé & Príncipe. In February, the ANP-STP confirmed the award to ERHC of 100 percent working interests in Blocks 4 and 11, signature bonus free.  The ANP-STP has indicated that it expects to invite ERHC to negotiate Production Sharing Contracts on the two Blocks in due course.

ERHC has been active in the EEZ, which is situated southeast of the JDZ, since 1997.  ERHC was one of the first companies to identify the possibility of significant oil and gas reserves in the offshore of Sao Tome and Principe. The two Blocks selected and awarded to ERHC in the EEZ sit directly to the east of the islands of Sao Tome and Principe.

 EEZ Block 4 is directly to the east of the island of Principe.EEZ Block 11 is directly to the east of the island of Sao Tome. There has been less seismic imaging conducted in this area. As we have experienced with the JDZ, oil and gas exploration can be a long process. The next step will be to open discussions with potential technical partners to farm into Blocks 4 and 11 to assume operatorship and compensate ERHC for percentage ownership in the Blocks.

In addition to the two Blocks already awarded, ERHC has rights to acquire up to a 15 percent paid working interest in two additional Blocks of its choice in the EEZ. The ANP-STP has informed the Company that selection of these other Blocks will take place at a later date.

Although ERHC is making considerable progress toward realizing the value of the Company’s oil and gas assets in the Gulf of Guinea, it is still a long way away from the point at which any of these oil and gas assets can begin to produce revenues. ERHC therefore seeks to identify and acquire assets with a shorter time horizon for revenue generation.

ERHC has identified and examined potential acquisition prospects and is holding discussions regarding a number of potential exploration and production opportunities in West Africa. Ultimately, ERHC seeks a diverse portfolio of assets from which it can derive significant strategic value. The success of potential acquisitions depends on the availability of adequate financing.  ERHC’s principal assets remain its interests in the JDZ and the EEZ.

Operations in the JDZ

ERHC has working interests in six of the nine Blocks in the JDZ, as follow:

•	JDZ Block 2: 22.0%
•	JDZ Block 3: 10.0%
•	JDZ Block 4: 19.5%
•	JDZ Block 5: 15.0% (in Arbitration)
•	JDZ Block 6: 15.0% (in Arbitration)
•	JDZ Block 9: 20.0%

The working interest percentages represents ERHC’s share of all the potential hydrocarbon production from the blocks and obligates ERHC to pay a corresponding percentage of the costs of drilling, production and operating the blocks. These costs in blocks 2, 3 and 4 are currently being carried by the operators until production, whereupon the operators will recover their costs from the production revenues.

ERHC’s interests in JDZ Blocks are in various stages of exploration. JDZ Blocks 2, 3 and 4 were the focus of an exploratory drilling campaign that concluded in January 2010. To date, no Production Sharing Contracts have been signed in either JDZ Block 5 or 6, and no operatorship has been awarded yet in JDZ Block 9.

In 2009, Sinopec and Addax, our technical partners and operators in Blocks 2, 3 and 4 undertook an exploratory drilling campaign across the three blocks that was completed in January 2010. That drilling campaign was a coordinated effort made possible by two important transactions undertaken by Addax and Sinopec during 2009: 1) Sinopec’s acquisition of Addax and 2) Addax’s acquisition of Anadarko Petroleum’s interest in Block 3, allowing Addax to become the operator in the Block 3.

The drilling campaign was completed in January 2010 with five wells drilled in the following locations and order:

•	The Kina-1 well in JDZ Block 4

•	The Bomu-1 well in JDZ Block 2

•	The Lemba-1 well in JDZ Block 3

•	The Malanza-1 well and Oki East-1 well in Block 4

The following is an analysis of activity that took place in each block in connection with the drilling campaign:

JDZ Block	Operator	Name of Well	Date Drilling Began	Date Well Completed	Rig/Drillship Used

2	Sinopec	Bomu-1	August 2009	October 2009	SEDCO 702

3	Addax Sub	Lemba-1	October 2009	November 2009	Deepwater Pathfinder

4	Addax	Kina-1	August 2009	October 2009	Deepwater Pathfinder

4	Addax	Malanza 1	November 2009	December 2009	Deepwater Pathfinder

4	Addax	Oki East-1	December 2009	January 2010	Deepwater Pathfinder

The following is a summary of results of the drilling campaign:

JDZ Block	Results of Drilling Released by Operators

2
The Bomu-1 well was drilled on time and within budget to a total depth of 3,580 meters resulting in the discovery of biogenic methane gas. As of the 2010 fiscal year-end, the operator has not made any declaration of commerciality.

3
The Lemba-1 well was drilled on time and below budget to a total depth of 3,758 meters, biogenic methane gas was discovered in two sands. As of the 2010 fiscal year-end, the operator has not made any declaration of commerciality.

4
All wells were drilled on time and within budget to the planned depth.  Biogenic was discovered in multiple sands in both Kina well and Oki East well. As of the 2010 fiscal year-end, the operator has not made any declaration of commerciality

General Information on Current Operations in Blocks 2, 3 and 4

Currently, the analysis of the information gathered during drilling is ongoing. The Joint Development Authority {JDA} has granted an extension of Exploration Phase 1 until March 2011 to enable contracting parties complete the analysis.

No guarantees can be given at this stage that there will be any commercial discovery or production in commercial quantities or at all.

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

Background of the JDZ

In the spring of 2001, the governments of Săo Tomé & Principe and Nigeria reached an agreement over a long-standing maritime border dispute. Under the terms of the agreement, the two countries established the JDZ to govern commercial activities within the disputed boundaries. The JDZ is administered by the JDA which oversees all future exploration and development activities in the JDZ. The Revenues derived from the JDZ will be shared 60/40 between the governments of Nigeria and Săo Tomé & Principe, respectively.

Background of the EEZ

The government of Săo Tomé & Principe has awarded ERHC rights to participate in exploration and production activities in Săo Tomé & Principe’s EEZ. ERHC’s rights in the EEZ include the following:

•	100 percent working interests free signature bonus in Blocks 4 and 11, and
•	The option to acquire up to a 15 percent paid working interest in additional two blocks of ERHC’s choice.

ERHC would be responsible for its proportionate share of exploration and exploitation costs in the EEZ blocks.

The EEZ describes waters offshore Săo Tomé that encompasses an area of approximately 160,000 square km. It is measured from claimed archipelagic baselines — territorial sea: 12 nautical miles, exclusive economic zone: Oil and gas are produced in the neighboring countries of Nigeria, Equatorial Guinea, Gabon and Congo.

The following chart represents ERHC’s current rights in the JDZ blocks.

JDZ Block	ERHC Original Participating Interest (1)	ERHC Joint Bid Participating Interest	Participating Interest(s) Assigned	Current ERHC Retained Participating Interest

2	30.00%	35.00%	43.00%	22.00%
3	20.00%	5.00%	15.00%	10.00%
4	25.00%	35.00%	40.50%	19.50%
5	15.00%	-	-	15.00%
6	15.00%	-	-	15.00%
9	20.00%	-	-	20.00%

(1)	The Original Participating Interest granted pursuant to the Option Agreement, dated April 2, 2003, between DRSTP and ERHC (the “2003 Option Agreement”).

Following is an analysis of the participation agreements under which the company sold participating interests in Blocks 2, 3 and 4. No participating interests have been sold related to Blocks 5, 6 or 9.

Particulars of Participating Agreements

Date of Participation Agreement	Party(ies) to the Participation Agreement	Participating Interest(s) Assigned	Participating Interest Assigned Price

JDZ Block 2 - Participation Agreement - ERHC Retained Interest of 22.00%

March 2, 2006	Sinopec International Petroleum Exploration Production Co. Nigeria Ltd - a subsidiary of Sinopec International Petroleum and Production Corporation	28.67%	$13,600,000

	Addax Energy Nigeria Limited - a of Addax Petroleum Corporation subsidiary	14.33%	$6,800,000

JDZ Block 3 - Participation Agreement - ERHC Retained Interest of 10.00%

February 15, 2006	Addax Petroleum Resources Nigeria Limited - a subsidiary of Addax Petroleum Corporation	15.00%	$7,500,000

JDZ Block 4 - Participation Agreement - ERHC Retained Interest of 19.50%

November 15, 2005	Addax Petroleum Nigeria (Offshore 2) Limited - a subsidiary of Addax Petroleum Corporation	40.50%	$18,000,000

Under the terms each of the Participation Agreements Sinopec and Addax agreed to pay all of ERHC’s future costs for petroleum operations (“the carried costs”) in respect of ERHC's retained interests in the blocks. Additionally, Sinopec and Addax are entitled to 100% of ERHC’s allocation of cost oil plus up to 50% of ERHC’s allocation of profit oil from the retained interests on individual blocks until Sinopec and Addax Sub recover 100% of ERHC’s carried costs

On October 2, 2009, Sinopec International Petroleum Exploration and Production Corporation acquired all of the outstanding shares of Addax Petroleum Corporation.

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

Plans for Funding of Potential Acquisitions

ERHC's future plans may be dependent on the Company's ability to attract new funding. On July 7, 2010, the Company filed a registration statement on Form S-3 with the US Securities and Exchange Commission, or SEC, utilizing a “shelf” registration process or continuous offering process. Under this shelf registration process, the Company may, from time to time, sell up to $50,000,000 of the securities described in the prospectus in one or more offerings.  Each time the Company offers securities, it will provide stockholders with a prospectus supplement that will describe, among other things, the specific amounts and prices of the securities being offered and the terms of the offering.

Unless otherwise provided in the applicable prospectus supplement, the Company intends to use the net proceeds from the sale of securities under the shelf registration to acquire or invest in working interests and other oil and natural gas businesses that are complementary to the Company's operations, although the Company has no such transactions currently in place.  Additionally, the Company may use a portion of net proceeds from time to time for general corporate purposes, including exploration and development activities, regulatory affairs expenses, capital expenditures, additions to working capital and general and administrative expenses.

Under the shelf registration, in October 2010, ERHC entered into a definitive agreement with institutional investors for a registered direct placement of approximately $2.0 million shares of common stock at a price of $0.22 per share, for a total of 9,090,910 shares. In addition, the Company issued the investors warrants to purchase shares of common stock, which, if fully exercised, would provide an additional $1.9 million in gross proceeds to the Company. The warrants have an exercise price of $0.28 per share and are exercisable over a five (5) year period.

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

Impairment of Long-lived Assets

ERHC evaluates the recoverability of long-lived assets when events and circumstances indicate that such assets might be impaired.  ERHC determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts.  Impairments are charged to operations in the period to which events and circumstances indicate that such assets might be impaired.  ERHC has evaluated its investment in its DRSTP concession fee in light of its 2003 Option Agreement  and there have been no events or circumstances that would indicate that such asset might be impaired.

Recent Accounting Pronouncements

In January 2010, the FASB issued authoritative guidance on Fair Value Measurements and Disclosures — Improving Disclosures About Fair Value Measurements. The new guidance requires new disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The new disclosures and clarifications of existing disclosures was effective in the Company’s second quarter of fiscal year 2010, except for the disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, which are effective for the Company’s first quarter of fiscal year 2011. Other than requiring additional disclosures, the adoption of this standard will not have a material impact on the Company’s consolidated financial position and results of operations.
.
Former Operations – Asset Retirement Obligation

For several years the Company has accrued $485,000 as a liability on the balance sheet relating to the estimated costs on plugging and abandonment of certain oil and gas properties in Wichita Falls, Texas.  The Company acquired a lease in oil fields located in Wichita County, Texas.    The Company uses ASC Topic 410 to account for this obligation.  These properties were abandoned and written off during the year ended September 30, 1999. During the year ended September 30, 2009, the Company reached a settlement with the state of Texas under which the Company paid $120,000 to fully satisfy its obligation for plugging and abandonment of the properties and recognized a gain of $365,000 on settlement of the obligation.

 Results of Operations

 Year Ended September 30, 2010 Compared with Year Ended September 30, 2009

General and administrative expenses increased from $4,202,809 in the year ended September 30, 2009 to $5,156,778 in the year ended September 30, 2010.  This increase came despite an ongoing effort to reduce operating expenses and was due primarily to the following:

•	Expenses related to the Company's proposed listing on the Alternative Investment Market ("AIM") of the London Stock Exchange.

•	General increase in expenses related to evaluation of new acquisition opportunities.

During the year ended September 30, 2010, the Company had a net loss of $6,230,811 compared with a net loss of $7,689,137 for the year ended September 30, 2009.  The reduction was due to the following:

In 2009, the Company recognized a provision for loss of $4,234,317 when certain restrictions were placed on a financial institution where the Company had investments in Certificate of Deposit.  An additional provision of $1,058, 579 was made during the year ended September 30, 2010. However the resulting reduction in loss during the year ended September 30, 2010 as compared to the year ended September 30, 2009 was partially offset by:

•	An increase in expenses related to evaluation of new acquisition opportunities during the year ended September 30, 2010

•
And a decrease in interest income from $421,729 in the year ended September 30, 2009 to $18,106 in the year ended September 30, 2010, due to a loss of interest income as the Company switched from interest bearing but not guaranteed deposit accounts to non-interest bearing accounts by the Federal Deposit Insurance Corporation.

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

 Liquidity and Capital Resources

As of September 30, 2010, the Company had $17,914,207 in cash and cash equivalents and US Treasury Bills and positive working capital of $17,596,590.   Management believes that this cash position should be sufficient to support the Company’s working capital requirements for more than 12 months.

Off-Balance Sheet Arrangements

At September 30, 2010, the Company had no off-balance sheet arrangements.

Short –Term Obligations

 As of September 30, 2010, the Company had a total of $517,425 in short-term obligations; it includes $83,938 in accrued Directors’ compensation.

Contractual Obligations and Commercial Commitments

The following table provides information at September 30, 2010, about the Company’s contractual obligations and commercial commitments.  The table presents contractual obligation by due dates and related contractual commitments by expiration dates.

Contractual Obligations	Total	Less Than 1 year	1-3 Years	3-5 Years	More Than 5 Years

Convertible debt (1)	$33,513	$33,513	$-	$-	$-
Operating lease (2)	133,800	26,760	107,040	-	-

Total	$167,313	$60,273	$107,040	$-	$-

(1)	This represents a convertible note to Joseph Charles and Associates. However, the Company has been unable to locate the payee.

(2)	Lease obligations consist of operating lease for office space. Office lease represent non-cancelable leases for office space used in our daily operations.

Contingencies and Legal Matters

For a detailed discussion of contingencies and legal matters, see “Item 3 “Legal Proceedings”.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

The Company’s current focus is to exploit its primary assets, which are rights to working interest in the JDZ and EEZ under agreements with the JDA and DRSTP respectively.  The Company intends to continue to form relationships with other oil and gas companies with operational, technical and financial capabilities to assist the Company in leveraging its interests in the EEZ and the JDZ.  The Company currently has no other operations.

At September 30, 2010, all of the Company’s operations were located outside the United States.  The Company’s primary assets are agreements with DRSTP and the JDA, which provide ERHC with rights to participate in exploration and production activities in the Gulf of Guinea off the coast of West Africa.  This geographic area of interest is controlled by foreign governments that have historically experienced volatility, which is out of management’s control. The Company’s ability to exploit its interests in the agreements in this area may be impacted by this circumstance.

The future success of the Company’s international operations may also be adversely affected by risks associated with international activities, including financial, economic and labor conditions, political instability, risk of war, expropriation, renegotiation or modification of existing contracts, tax laws (including host-country import-export, excise and income taxes and United States taxes on foreign subsidiaries) and changes in the value of the U.S. dollar relative to the local currencies in which future oil and gas producing activities may be denominated.  Furthermore, changes in exchange rates may adversely affect the Company’s future results of operations and financial condition.

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

Item 8.  Financial Statements and Supplementary Data

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page(s)
Reports of Independent Public Accounting Firm:

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting as of September 30, 2010	31

Report of Independent Registered Public Accounting Firm on the Financial Statements for the Years ended September 30, 2010, 2009 and 2008	32

Consolidated Financial Statements:

Consolidated Balance Sheets as of September 30, 2010 and 2009	33

Consolidated Statements of Operations for the Years Ended September 30,2010, 2009 and 2008, and for the period from inception, September 5, 1995,to September 30, 2010	34

Consolidated Statements of Shareholders’ Equity for the period from inception, September 5, 1995, to September 30, 2010	35

Consolidated Statements of Cash Flows for the Years Ended September 30, 2010, 2009 and 2008, and for the period from inception, September 5, 1995,to September 30, 2010	39

Notes to Consolidated Financial Statements	41

Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ERHC Energy Inc.
Houston, Texas

We have audited the internal control of ERHC Energy Inc. over its financial reporting as of September 30, 2010 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, ERHC Energy Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2010, based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ERHC Energy Inc. as of September 30, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years ended September 30, 2010, 2009 and 2008 and our report dated December 14, 2010 expressed an unqualified opinion on those consolidated financial statements.

Malone  Bailey,LLP
www.malone-bailey.com
Houston, Texas

December 14, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ERHC Energy Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of ERHC Energy Inc., a development stage corporation, as of September 30, 2010 and 2009 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years ended September 30, 2010, 2009 and 2008.  These financial statements are the responsibility of ERHC’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ERHC as of September 30, 2010 and 2009, and the results of its operations and its cash flows for each of the three years ended September 30, 2010, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of ERHC’s internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control – Integrated Framework    issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 14, 2010 expressed an unqualified opinion.

MaloneBailey, LLP
www.malone-bailey.com
Houston, Texas

December 14, 2010

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED BALANCE SHEETS
September 30, 2010 and 2009

	2010	2009

ASSETS

Current assets:
Cash and cash equivalents	$12,913,249	$22,428,728
Marketable securities	5,000,958	-
Prepaid expenses and other	199,808	447,345

Total current assets	18,114,015	22,876,073

DRSTP concession fee	2,839,500	2,839,500
Furniture and equipment, net of accumulated depreciation of $136,804 and $105,087 at September 30, 2010 and 2009,respectively	35,557	67,275
Certificate of deposit	-	1,058,579
Deferred tax asset	2,018,398	2,018,398

Total assets	$23,007,470	$28,859,825

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$471,506	$5,050,590
Accounts payable and accrued liabilities, related party	-	115,236
Accrued interest	12,406	10,561
Current portion of convertible debt	33,513	33,513

Total current liabilities	517,425	5,209,900

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $0.0001; authorized 10,000,000; none issued and outstanding	-	-
Common stock, par value $0.0001; authorized 950,000,000shares; issued and outstanding 729,317,944 and 723,050,444 shares at December 31, 2010 and 2009,respectively	72,932	72,305
Additional paid-in capital	97,401,297	92,330,993
Accumulated deficit	(74,984,184)	(68,753,373)

Total shareholders’ equity	22,490,045	23,649,925

Total liabilities and shareholders' equity	$23,007,470	$28,859,825

The accompanying notes are an integral part of these consolidated financial statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended September 30, 2010, 2009, and 2008 and for the Period
From Inception, September 5, 1995, to September 30, 2010

	2008	2009	2010	“Unaudited” Inception to September 30, 2010

Costs and expenses:
General and administrative	$4,249,572	$4,202,809	$5,156,778	$77,702,269
Depreciation and depletion	30,571	36,897	31,717	1,485,115
Gain on sale of partial interest in DRSTP concession	-	-	-	(30,102,250)
Write-offs and abandonments	-	-	-	7,742,128

Total costs and expenses	(4,280,143)	(4,239,706)	(5,188,495)	(56,827,262)

Other income and (expenses):
Interest income	1,241,189	421,729	18,106	4,829,363
Gain (loss) from settlements	-	365,000	-	117,310
Other income	-	-	-	439,827
Interest expense	(1,843)	(1,843)	(1,843)	(12,130,591)
Provision for loss on deposits	-	(4,234,317)	(1,058,579)	(5,292,896)
Loss on extinguishment of debt	-	-	-	(5,749,575)

Total other income and (expenses), net	1,239,346	(3,449,431)	(1,042,316)	(17,786,562)

Loss before benefit (provision) for income taxes	(3,040,797)	(7,689,137)	(6,230,811)	(74,613,824)

Benefit (provision) for income taxes:
Current	449,640	-	-	(1,330,360)
Deferred	(480,000)	-	-	960,000

Total benefit (provision) for income taxes	(30,360)	-	-	(370,360)

Net loss	$(3,071,157)	$(7,689,137)	$(6,230,811)	$(74,984,184)

Net loss per common share - basic and diluted	$(0.00)	$(0.01)	$(0.01)

Weighted average number shares of common shares outstanding:
Basic and diluted	722,182,831	722,794,828	723,439,691

The accompanying notes are an integral part of these consolidated financial statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the Period from Inception, September 5, 1995, to September 30, 2010, (Unaudited for the
Period from Inception to September 30, 1998)

	Common Stock		Additional Paid-In	Accumulated	Subscription	Deferred
	Shares	Amount	Capital	Deficit	Receivable	Compensation	Total

Balance at September 5, 1995	-	$-	$-	$-	$-	$-	$-

Common stock issued for cash	884,407	88	-	-	-	-	88
Common stock issued for services	755,043	76	499,924	-	-	(500,000)	-
Net loss	-	-	-	(3,404)	-	-	(3,404)

Balance at September 30, 1995	1,639,450	164	499,924	(3,404)	-	(500,000)	(3,316)

Common stock issued for cash,net of expenses	361,330	36	124,851	-	-	-	124,887
Common stock issued for services	138,277	14	528,263	-	-	-	528,277
Common stock issued for equipment	744,000	74	3,719,926	-	-	-	3,720,000
Effect of reverse merger	1,578,470	158	(243,488)	-	-	-	(243,330)
Amortization of deferredcompensation	-	-	-	-	-	72,500	72,500
Net loss	-	-	-	(728,748)	-	-	(728,748)

Balance at September 30, 1996	4,461,527	446	4,629,476	(732,152)	-	(427,500)	3,470,270

Common stock issued for cash	2,222,171	222	1,977,357	-	(913,300)	-	1,064,279
Common stock issued for services	9,127,981	913	12,430,725	-	-	-	12,431,638
Common stock issued for oil andgas leases and properties	500,000	50	515,575	-	-	-	515,625
Common stock issued forChevron contract	3,000,000	300	-	-	-	-	300
Common stock issued forBAPCO acquisition	4,000,000	400	499,600	-	-	-	500,000
Contributed	(100,000)	(10)	(99,990)	-	-	-	(100,000)
Amortization of deferredcompensation	-	-	-	-	-	177,500	177,500
Net loss	-	-	-	(16,913,052)	-	-	(16,913,052)

Balance at September 30, 1997	23,211,679	2,321	19,952,743	(17,645,204)	(913,300)	(250,000)	1,146,560

Common stock and warrantsissued for cash	1,124,872	113	972,682	-	-	-	972,795
Common stock issued for services	1,020,320	102	1,526,878	-	-	-	1,526,980
Common stock issued for Uintaacquisition	1,000,000	100	1,999,900	-	-	-	2,000,000
Common stock issued forNueces acquisition	50,000	5	148,745	-	-	-	148,750
Common stock issued foraccounts payable	491,646	49	337,958	-	-	-	338,007
Beneficial conversion feature associated with convertibledebt	-	-	1,387,500	-	-	-	1,387,500
Receipt of subscriptionreceivable	-	-	-	-	913,300	-	913,300
Option fee and penalty	299,536	30	219,193	-	-	-	219,223
Common stock issued for building equity	24,000	2	69,998	-	-	-	70,000
Amortization of deferredcompensation	-	-	-	-	-	125,000	125,000
Net loss	-	-	-	(11,579,024)	-	-	(11,579,024)

Balance at September 30, 1998	27,222,053	$2,722	$26,615,597	$(29,224,228)	$-	$(125,000)	$(2,730,909)

The accompanying notes are an integral part of these financial statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the Period from Inception, September 5, 1995, to September 30, 2010, (Unaudited for the
Period from Inception to September 30, 1998)

	Common Stock		Additional Paid-In	Accumulated	Subscription	Deferred
	Shares	Amount	Capital	Deficit	Receivable	Compensation	Total

Balance at September 30, 1998	27,222,053	$2,722	$26,615,597	$(29,224,228)	$-	$(125,000)	$(2,730,909)

Common stock issued for cash	397,040,000	39,704	2,062,296	-	-	-	2,102,000
Common stock issued for services	7,169,000	717	1,034,185	-	-	-	1,034,902
Common stock issued for Uinta settlement	7,780,653	778	2,541,161	-	-	-	2,541,939
Common stock surrendered inBAPCO settlement	(7,744,000)	(774)	(2,709,626)	-	-	-	(2,710,400)
Common stock issued foraccounts payable	10,843,917	1,084	769,139	-	-	-	770,223
Common stock issued for conversion of debt andpayment of accruedinterest and penalties	31,490,850	3,149	5,998,915	-	-	-	6,002,064
Common stock issued for officers' salary and bonuses	10,580,000	1,058	4,723,942	-	-	-	4,725,000
Common stock issued for shareholder loans and accrued interest payable	3,939,505	394	771,318	-	-	-	771,712
Reclassification of common stock previously presented as a liability	750,000	75	1,499,925	-	-	-	1,500,000
Amortization of deferred compensation	-	-	-	-	-	125,000	125,000
Net loss	-	-	-	(19,727,835)	-	-	(19,727,835)

Balance at September 30, 1999	489,071,978	48,907	43,306,852	(48,952,063)	-	-	(5,596,304)

Common stock issued for conversion of debt andpayment of accrued interest and penalties	7,607,092	761	295,120	-	-	-	295,881
Net loss	-	-	-	(1,958,880)	-	-	(1,958,880)

Balance at September 30, 2000	496,679,070	49,668	43,601,972	(50,910,943)	-	-	(7,259,303)

Common stock issued for services	37,000,000	3,700	1,846,300	-	-	-	1,850,000
Net loss	-	-	-	(6,394,810)	-	-	(6,394,810)

Balance at September 30, 2001	533,679,070	53,368	45,448,272	(57,305,753)	-	-	(11,804,113)

Common stock issued for cashnet of expenses	4,000,000	400	643,100	-	-	-	643,500
Common stock issued for services	3,475,000	348	527,652	-	-	-	528,000
Common stock issued for accounts payable	4,407,495	440	817,757	-	-	-	818,197
Common stock issued for con - version of debt and pay- ment of accrued interest and penalties	7,707,456	771	1,540,721	-	-	-	1,541,492
Common stock issued for officer's salary and bonuses	2,700,000	270	289,730	-	-	-	290,000
Net loss	-	-	-	(4,084,210)	-	-	(4,084,210)

Balance at September 30, 2002	555,969,021	$55,597	$49,267,232	$(61,389,963)	$-	$-	$(12,067,134)

The accompanying notes are an integral part of these financial statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the Period from Inception, September 5, 1995, to September 30, 2010, (Unaudited for the
Period from Inception to September 30, 1998)

	Common Stock		Additional Paid-In	Accumulated	Subscription	Deferred
	Shares	Amount	Capital	Deficit	Receivable	Compensation	Total

Balance at September 30, 2002	555,969,021	$55,597	$49,267,232	$(61,389,963)	$-	$-	$(12,067,134)

Common stock issued for cash, net of expenses	9,440,000	944	1,071,556	-	-	-	1,072,500
Common stock issued for accounts payable	1,527,986	153	177,663	-	-	-	177,816
Common stock issued for con - version of debt and payment of accrued interest	17,114,740	1,711	3,421,227	-	-	-	3,422,938
Net loss	-	-	-	(3,153,882)	-	-	(3,153,882)

Balance at September 30, 2003	584,051,747	58,405	53,937,678	(64,543,845)	-	-	(10,547,762)

Common stock issued for cash, net of expenses	3,231,940	323	974,677	-	-	-	975,000
Common stock issued for accounts payable	1,458,514	146	533,102	-	-	-	533,248
Common stock issued for con - version of debt and payment of accrued interest	11,185,052	1,119	2,236,093	-	-	-	2,237,212
Common stock issued for Proceeds received in 2003	1,000,000	100	(100)	-	-	-	-
Beneficial conversion feature associated with the con-vertible line of credit	-	-	1,058,912	-	-	-	1,058,912
Options issued to employee	-	-	765,000	-	-	(765,000)	-
Amortization of deferred compensation	-	-	-	-	-	308,126	308,126
Common stock issued for cash-less exercise of options and/or warrants	247,882	25	(25)	-	-	-	-
Net loss	-	-	-	(3,593,388)	-	-	(3,593,388)

Balance at September 30, 2004	601,175,135	60,118	59,505,337	(68,137,233)	-	(456,874)	(9,028,652)

Common stock issued for accounts payable	735,000	73	359,716	-	-	-	359,789
Common stock issued for con - version of debt and payment of accrued interest	107,819,727	10,782	22,678,054	-	-	-	22,688,836
Common stock issued in settle-ment of lawsuits	595,000	59	394,391	-	-	-	394,450
Variable accounting for repriced employee stock options	-	-	300,000	-	-	(300,000)	-
Beneficial conversion feature associated with the con-vertible line of credit	-	-	347,517	-	-	-	347,517
Amortization of deferred compensation	-	-	-	-	-	449,737	449,737
Common stock issued for cash-less exercise of options and/or warrants	587,364	59	(59)	-	-	-	-
Net loss	-	-	-	(11,270,478)	-	-	(11,270,478)

Balance at September 30, 2005	710,912,226	$71,091	$83,584,956	$(79,407,711)	$-	$(307,137)	$3,941,199

The accompanying notes are an integral part of these financial statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the Period from Inception, September 5, 1995, to September 30, 2010, (Unaudited for the
Period from Inception to September 30, 1998)

	Common Stock		Additional Paid-In	Accumulated	Subscription	Deferred
	Shares	Amount	Capital	Deficit	Receivable	Compensation	Total

Balance at September 30, 2005	710,912,226	$71,091	$83,584,956	$(79,407,711)	$-	$(307,137)	$3,941,199

Common stock issued for services	4,665,000	467	1,976,081	-	-	-	1,976,548
Variable accounting for repriced employee stock options	-	-	(60,660)	-	-	-	(60,660)
Issuance of warrants for success fee	-	-	5,154,500	-	-	-	5,154,500
Issuance of options as comp- ensation to consultants	-	-	1,145,000	-	-	-	1,145,000
Common stock issued upon exercise of warrants	800,000	80	159,920	-	-	-	160,000
Amortization of deferred compensation	-	-	(307,137)	-	-	307,137	-
Common stock issued for cash-less exercise of options and/or warrants	2,611,756	261	(261)	-	-	-	-
Net income	-	-	-	23,171,536	-	-	23,171,536

Balance at September 30, 2006	718,988,982	71,899	91,652,399	(56,236,175)	-	-	35,488,123

Accounting for employee stock options	-	-	175,440	-	-	-	175,440
Common stock issued upon exercise of warrants	2,949,587	294	(294)	-	-	-	-
Net loss	-	-	-	(1,756,904)	-	-	(1,756,904)

Balance at September 30, 2007	721,938,569	72,193	91,827,545	(57,993,079)	-	-	33,906,659

Common stock issued for services	300,000	31	88,469	-	-	-	88,500
Accounting for employee stock options	-	-	48,460	-	-	-	48,460
Net loss	-	-	-	(3,071,157)	-	-	(3,071,157)

Balance at September 30, 2008	722,238,569	72,224	91,964,474	(61,064,236)	-	-	30,972,462

Common stock issued for services	811,875	81	366,519	-	-	-	366,600
Net loss	-	-	-	(7,689,137)	-	-	(7,689,137)

Balance at September 30, 2009	723,050,444	72,305	92,330,993	(68,753,373)	-	-	23,649,925

Common stock issued for services	1,017,500	102	267,079	-	-	-	267,181

Common stock issued for settlement of liability	5,250,000	525	4,803,225	-	-	-	4,803,750
Net loss	-	-	-	(6,230,811)	-	-	(6,230,811)

Balance at September 30, 2010	729,317,944	$72,932	$97,401,297	$(74,984,184)	$-	$-	$22,490,045

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2010, 2009 and 2008 and for the Period From
Inception, September 5, 1995 to September 30, 2010

	2008	2009	2010	"Unaudited" Inception to September 30, 2010

Cash Flows From Operating Activities
Net loss	$(3,071,157)	$(7,689,137)	$(6,230,811)	$(74,984,184)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and depletion expense	30,571	36,897	31,717	1,485,115
Provision for loss on deposits	-	4,234,317	1,058,579	5,292,896
Write-offs and abandonments	-	-	-	7,742,128
Deferred income taxes	30,360	-	-	(2,018,398)
Compensatory stock options	48,460	-	-	1,308,240
Gain from settlement	-	(365,000)	-	(617,310)
Gain on sale of partial interest in DRSTP concession	-	-	-	(30,102,250)
Amortization of beneficial conversion feature associated with convertible debt	-	-	-	2,793,929
Amortization of deferred compensation	-	-	-	1,257,863
Loss on extinguishment of debt	-	-	-	5,682,368
Stock issued for services	-	-	-	20,897,077
Stock issued for settlements	-	-	-	225,989
Stock issued for officer bonuses	-	-	46,381	5,061,381
Stock issued for interest and penalties on convertible debt	-	-	-	10,631,768
Stock issued for board compensation	88,500	366,600	220,800	2,652,448
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(19,464)	(247,926)	247,537	(199,807)
Accounts payable and other accrued liabilities	(156,342)	26,640	226,512	(2,516,086)
Accounts payable and accrued liabilities, related party	116,319	(239,700)	(115,236)	(3)
Accrued retirement obligation	-	(120,000)	-	365,000

Net cash used by operating activities	(2,932,753)	(3,997,309)	(4,514,521)	(45,041,836)

The accompanying notes are an integral part of these financial statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2010, 2009 and 2008 and for the Period From
Inception, September 5, 1995 to September 30, 2010

	2008	2009	2010	“Unaudited” Inception to September 30, 2010

Cash Flows From Investing Activities
Purchase of US Treasury bills and accrued interest	$-	$-	$(5,000,958)	$(5,000,958)
Purchase of long-term investment	-	(5,292,896)	-	(5,292,896)
Purchase of DRSTP concession	-	-	-	(5,679,000)
Proceeds from sale of partial interest in DRSTP concession	-	-	-	45,900,000
Purchase of furniture and equipment	(32,168)	(38,079)	-	(947,447)

Net cash provided (used) by investing activities	(32,168)	(5,330,975)	(5,000,958)	28,979,699

Cash Flows From Financing Activities:
Proceeds from warrants exercised	-	-	-	160,000
Proceeds from common stock, net ofexpenses
Proceeds from line of credit, relatedparty	-	-	-	2,750,000
Proceeds from non-convertible debt,related party	-	-	-	158,700
Proceeds from convertible debt, relatedparty	-	-	-	8,207,706
Proceeds from sale of convertible debt	-	-	-	9,019,937
Proceeds from bank borrowing	-	-	-	175,000
Proceeds from stockholder loans	-	-	-	1,845,809
Proceeds from stock subscriptionreceivable	-	-	-	913,300
Repayment of shareholder loans	-	-	-	(1,020,607)
Repayment of long-term debt	-	-	-	(189,508)

Net cash provided byfinancing activities	-	-	-	28,975,386

Net increase (decrease) in cash and cash equivalents	(2,964,921)	(9,328,284)	(9,515,479)	12,913,249

Cash and cash equivalents, beginning ofperiod	34,721,933	31,757,012	22,428,728	-

Cash and cash equivalents, end of period	$31,757,012	$22,428,728	$12,913,249	$12,913,249

The accompanying notes are an integral part of these financial statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended September 30, 20010, 2009 and 2008 and for the Period From
Inception, September 5, 1995 to September 30, 2010

Note 1 – Summary of Significant Accounting Policies

General Business and Nature of Operations

ERHC Energy Inc. is an independent oil and gas company that reports as a development stage enterprise because there are currently no significant operations and no revenue has been generated from business activities.  ERHC was formed in 1986, as a Colorado corporation, and was engaged in a variety of businesses until 1996, when it began its current operations as an independent oil and gas company.  ERHC’s goal is to maximize its value through exploration and exploitation of oil and gas reserves in the Gulf of Guinea offshore of central West Africa.  The Company’s current focus is to exploit its primary assets, which are rights to working interests in exploration acreage in the JDZ between the Democratic Republic of Sao Tome and Principe (“DRSTP”) and the Federal Republic of Nigeria (“FRN”) and in the exclusive waters of Sao Tome (the “Exclusive Economic Zone” or “EEZ”).  The Company has formed relationships with upstream oil and gas companies to assist the Company in exploiting its assets in the JDZ as further described in Note 5.  ERHC currently has no other operations.

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

Marketable Securities

The Company’s Investment in United States Treasury Bills bears maturity dates in excess of three months, are treated as held to maturity and carried at amortized cost.

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

Marketable securities  - We obtain quoted market prices in identical markets to estimate the fair value of our US Treasury Bills.

See Note 2 “Fair Value of Financial Instruments” for further information.

The adoption of the new guidance did not significantly change the valuation techniques we had previously utilized prior to its adoption. Financial instruments consist of cash and cash equivalents, accounts receivable, installments receivable, collateralized receivables, accounts payable and secured borrowings.

Successful Efforts

ERHC uses the successful efforts method of accounting for oil and gas producing activities.  Under this method, acquisition costs for proved and unproved properties are capitalized when incurred.  Exploration costs, including geological and geophysical costs, the costs of carrying and retaining unproved properties and exploratory dry hole drilling costs, are expensed.  Development costs, including the costs to drill and equip development wells and successful exploratory drilling costs to locate proved reserves are capitalized. Exploratory drilling costs are capitalized when incurred pending the determination of whether a well has found proved reserves.  A determination of whether a well has found proved reserves is made after drilling is completed. The determination is based on a process that relies on interpretations of available geologic, geophysic, and engineering data.  If a well is determined to be successful, the capitalized drilling costs will be reclassified as part of the cost of the well.  If a well is determined to be unsuccessful, the capitalized drilling costs will be charged to expense in the period the determination is made.  If an exploratory well requires a major capital expenditure before production can begin, the cost of drilling the exploratory well will continue to be carried as an asset pending determination of whether proved reserves have been found only as long as: i) the well has found a sufficient quantity of reserves to justify its completion as a producing well if the required capital expenditure is made and ii) drilling of the additional exploratory wells is under way or firmly planned for the near future.  If drilling in the area is not under way or firmly planned, or if the well has not found a commercially producible quantity of reserves, the exploratory well is assumed to be impaired, and its costs are charged to expense.

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

Asset Retirement Obligation

ERHC’s asset retirement obligation relates to the plugging and abandonment of certain oil and gas properties in Wichita Falls, Texas. The provisions of ASC Topic 410, “Asset Retirement and Environmental Obligations”require the fair value of a liability for an asset retirement obligation to be recorded and a corresponding increase in the carrying amount of the associated asset.  The cost of the tangible asset, including the initially recognized asset retirement cost is depleted over the useful life of the asset.  If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded to the retirement obligation and the asset retirement cost. The offsetting ARO liability is recorded at fair value, and accretion expense recognized as the discounted liability is accreted to its expected settlement value.  The fair value of the ARO asset and liability is measured using expected future cash out flows discounted at the Company’s credit adjusted risk free interest rate. These oil and gas properties were abandoned and written off during the year ended September 30, 1999. During the year ended September 30, 2009, the Company settled its asset retirement obligation by paying $120,000, resulting in a gain of $365,000.

Impairment of Long-lived Assets

ERHC evaluates the recoverability of long-lived assets when events and circumstances indicate that such assets might be impaired.  ERHC determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts.  Impairments are charged to operations in the period to which events and circumstances indicate that such assets might be impaired.  ERHC has evaluated its investment in its DRSTP concession fee in light of its 2003 Option Agreement (see Note 5) and there have been no events or circumstances that would indicate that such asset might be impaired.

Income Taxes

Income taxes are accounted for under the assets and liability method.  Under this method, the deferred tax assets and liabilities are estimated based upon the difference between the financial statement and tax bases of assets and liabilities using tax rates in effect for the year in which the Company expects the differences to affect taxable income. The tax consequences of most events recognized in the current year’s financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenues, expenses, gains and losses, differences arise between the amount of taxable income and pretax financial income for a year and between the tax bases of assets or liabilities and their reported amounts in the financial statements. Because the Company assumes that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered, which gives rise to a deferred tax asset. The Company must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not likely, the Company must establish a valuation allowance.

The Company estimates the provision for income taxes based on income before income taxes for each tax jurisdiction in which the Company has established operations. The Company does not provide incremental U.S. income taxes on un-remitted foreign earnings taxed at rates less than the U.S. tax rates as such earnings are considered permanently invested.

On October 1, 2007, the Company adopted new FASB guidance on accounting for uncertainty in income taxes which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under this guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The guidance also extends to derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period.  Diluted loss per share is computed by dividing net loss by the weighted average number of shares outstanding, after giving effect to potentially dilutive common share equivalents outstanding during the period.  Potentially dilutive common share equivalents are not included in the computation of diluted income (loss) per share if they are anti-dilutive.  Diluted loss per common share is the same as basic for all periods presented because the effect of potentially dilutive common shares arising from outstanding stock warrants and options was anti-dilutive For the years ended September 30, 2010, 2009 and 2008, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Stock-based Compensation

On October 1, 2005, ERHC began recording compensation expense associated with stock options and other forms of equity compensation in accordance with new fair value guidance issued by the Financial Accounting Standards Board and interpreted by the SEC.

New Accounting Pronouncements

Recently Adopted Accounting Guidance

On February 1, 2010, the Company adopted ASU 2010-01, Equity (Topic 505) — Accounting for Distributions to Shareholders with Components of Stock and Cash. ASU 2010-01, issued January 2010, clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. Adoption of ASU 2010-01 had no impact on the Company's consolidated financial statements.

On March 1, 2010, the Company adopted ASU 2010-06, Improving Disclosure about Fair Value Measurements. ASU 2010-06, issued January 2010, requires additional disclosures regarding fair value measurements, amends disclosures about post-retirement benefit plan assets, and provides clarification regarding the level of disaggregation of fair value disclosures by investment class. The ASU is effective for interim and annual reporting periods beginning after December 15, 2009, except for certain Level 3 activity disclosure requirements that will be effective for reporting periods beginning after December 15, 2010.

Note 2 - Fair Value of Financial Instruments

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2010 and 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

September 30, 2010

	Quoted Prices In an Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

US Treasury Bills	$5,000,958			5,000,958

Total	$5,000,958	$-	$-	$5,000,958

September 30, 2009

	Quoted Prices In an Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Total

Long-term investment	$-		-	$1,058,579	$1,058,579

Total	$-	$		$1,058,579	$1,058,579

Changes in Level 3 Assets

The table below sets forth a summary of changes in the fair value of the Plan’s level 3 assets for the years ended September 30, 2010 and 2009:

	2010	2009

Balance, beginning of year	$1,058,579	$5,292,896
Purchases	-	-
Write down to estimated fair value	(1,058,579)	(4,234,317)

Balance, end of year	$-	$1,058,579

During the years ended September 30, 2010 and 2009, the Company recognized losses on certificates of deposit of $1,058,579 and $4,234,317 to record the certificates at their estimated net realizable basis, based on the fact that certain restrictions were placed on the investment and a receiver was appointed to takeover the institution.

Note 3 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following as of September 30, 2010 and 2009:

	2010	2009

Accounts payable	$471,506	$246,840
Accrued stock payable – success fee	-	4,803,750

Balance, end of year	$471,506	$5,050,590

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

Note 5 – Sao Tome Concession

In April 2003, the Company and the DRSTP entered into an Option Agreement (the “2003 Option Agreement”) in which the Company relinquished certain financial interests in the JDZ in exchange for exploration rights in the JDZ.  The Company additionally entered into an administration agreement with the Nigeria-Sao Tome and Principe JDA.  The administration agreement is the formal agreement by the JDA that it will fully implement ERHC’s preferential rights to working interests in the JDZ acreage as set forth in the 2003 Option Agreement and describes certain procedures regarding the exercising of these rights.  However, ERHC retained under a previous agreement the following rights to participate in exploration and production activities in the EEZ subject to certain restrictions:  (a) the right to receive 100% working interest signature free bonus of two blocks of ERHC’s choice and (b) the option to acquire up to a 15% paid working interest in up to two additional blocks of ERHC’s choice in the EEZ.  The Company would be responsible for its proportionate share of exploration and exploitation costs in the EEZ blocks.

The following represents ERHC’s current rights in the JDZ blocks:

JDZ Block	ERHC Original Participating Interest	ERHC Joint Bid Participating Interest	Participating Interest(s) Sold	Current ERHC Retained Participating Interest

2	30.00%	35.00%	43.00%	22.00%
3	20.00%	5.00%	15.00%	10.00%
4	25.00%	35.00%	40.50%	19.50%
5	15.00%	-	-	15.00%
6	15.00%	-	-	15.00%
9	20.00%	-	-	20.00%

The Original Participating Interest is the interest granted pursuant to the Option Agreement, dated April 2, 2003, between DRSTP and ERHC (the “2003 Option Agreement”). No participating interests have been sold related to Blocks 5, 6 or 9.

This exercise of the Company’s rights is subject to the condition that if no license is awarded or a license is awarded and subsequently withdrawn by the JDA prior to the commencement of operations, ERHC is entitled to receive its working interest in that block in a future license awarded for the block.

Following is an analysis of the participation agreements under which the company sold participating interests in Blocks 2, 3 and 4 for $45,900,000 during 2006. No participating interests have been sold related to Blocks 5, 6 or 9.

Particulars of Participating Agreements

Date of Participation Agreement	Party(ies) to the Participation Agreement	Participating Interest(s) Assigned	Participating Interest Assigned Price

JDZ Block 2 - Participation Agreement - ERHC Retained Interest of 22.00%

March 2, 2006	Sinopec International Petroleum Exploration Production Co. Nigeria Ltd - a subsidiary of Sinopec International Petroleum and Production Corporation	28.67%	$13,600,000

	Addax Energy Nigeria Limited - a subsidiary of Addax Petroleum Corporation	14.33%	$6,800,000

JDZ Block 3 - Participation Agreement - ERHC Retained Interest of 10.00%

February 15, 2006	Addax Petroleum Resources Nigeria Limited - a subsidiary of Addax Petroleum Corporation	15.00%	$7,500,000

JDZ Block 4 - Participation Agreement - ERHC Retained Interest of 19.50%

November 15, 2005	Addax Petroleum Nigeria (Offshore 2) Limited - a subsidiary of Addax Petroleum Corporation	40.50%	$18,000,000

The following is an analysis of the assignment of the participating interests in blocks 2, 3 and 4.

	Cost Basis	Cash Proceeds	Success Fee	Gain/Loss

Block 2	$946,500	$20,400,000	$12,958,250	$6,495,250
Block 3	946,500	7,500,000	-	6,553,500
Block 4	946,500	18,000,000	-	17,053,500

Total	$2,839,500	$45,900,000	$12,958,250	$30,102,250

Upon assignment of the participation interests, ERHC removed the entire cost of the related blocks due to the uncertainty surrounding their unproved interests. ERHC’s goal is to enter into agreements to exploit its interests in Blocks 5, 6 and 9 and also to exploit its rights in the EEZ.

Under the terms each of the Participation Agreements Sinopec and Addax agreed to pay all of ERHC’s future costs for petroleum operations (“the carried costs”) in respect of ERHC's retained interests in the blocks. Additionally, Sinopec and Addax are entitled to 100% of ERHC’s allocation of cost oil plus up to 50% of ERHC’s allocation of profit oil from the retained interests on individual blocks until Sinopec and Addax Sub recover 100% of ERHC’s carried costs

In connection with the 2006 sale of the participating interest in Block 2, ERHC paid Feltang International Inc. (a British Virgin Island company that was responsible for obtaining Sinopec’s participation) a $3 million cash success fee.  ERHC also agreed to issue to Feltang 5,250,000 shares of common stock and warrants to purchase 6,500,000 shares at an exercise price of $0.355 per share.  The common stock was valued at $4,803,750 (recognized as accounts payable in 2006) based on the quoted market value of the common stock on the date Sinopec signed the production sharing agreement. The warrants were valued at $5,154,500 based on a valuation using the Black-Scholes Option Pricing Model and the following assumptions; market price of $0.915, strike price of $0.355, volatility of 115%, interest rate of 4.42%, dividend yield of 0% and expected life of 4 years. The related expense for both the common stock and warrants was recognized in 2006 since the related service was completed at that time,

The share and warrant portion of the success fee were not issued to Feltang because ERHC did not receive the requested documentation for issuance of the securities.  In 2010 Feltang brought legal action against the Company and in connection with that legal action, provided the requisite documentation for issuance of the shares and warrants. In August 2010, the Company resolved the legal action under terms determined by the court by issuing the securities originally agreed.  Under the Agreement with Feltang, the warrants would have already expired by August 2010 (the settlement date of the litigation) if issued in March 2006 as envisaged by the agreement: consequently, under the terms of the settlement, the term of the warrants was amended to expire on August 2, 2014. The Company determined that the extension of the term does not qualify as a modification of the related warrants since these were not legally issued by the Company until 2010 after documentation to support the transfer has been provided by Feltang.  As such, no incremental cost was recognized by the Company for these warrants.

Note 6 – Convertible Debt

At September 30, 2010 and 2009, ERHC had $33,513 of nonaffiliated convertible debt and $12,406 and $10,561, respectively, of accrued but unpaid interest outstanding, respectively.  At September 30, 2010 and 2009, this note was in default and ERHC was unable to locate the investor.  If the outstanding convertible debt were converted using the conversion price of $0.20 per share, ERHC would be required to issue 229,595 shares of common stock based on an outstanding principal amount of $33,513 and accrued interest of $12,406.

Note 7 – Income Taxes

At September 30, 2010, ERHC had a consolidated net operating loss carry-forward (“NOL”) of approximately $18,206,000.

The composition of deferred tax assets and the related tax effects at September 30, 2010 and 2009 are as follows:

	2010	2009

Net operating losses	$6,190,040	$4,683,533
Income tax receivable	2,018,398	2,018,398
Allowance for loss on deposits	449,896	1,439,668
Accrued stock-based compensation	-	88,587
Other	81,771

Total deferred tax assets	8,380,211	8,230,186
Valuation allowance	6,721,707	(6,211,788)

Net deferred tax asset	$2,018,398	$2,018,398

The $2,018,398 deferred tax asset at September 30, 2010 and 2009 represents a refundable amount of $2,018,398 to be claimed by ERHC because of overpayment made in its 2006 tax return.

The difference between the income tax benefit (provision) in the accompanying statement of operations and the amount that would result if the U.S. federal statutory rate of 34% were applied to pre-tax income (loss) for years ended September 30, 2010, 2009 and 2008, is as follows:

	2010	2009	2008

Income tax benefit at federal statutory rate	$2,118,476	$2,597,254	$1,033,870
Change in valuation allowance	(509,919)	(2,575,312)	(978,877)
Expiration and adjustment of NOLs	(1,112,763)	-	-
Temporary differences	353,656)	-	-
Stock compensation	(90,841)	-	(24,633)
Consultants stock option expense	-	-	-
State income tax	-	-	-
Penalties	-	(11,982)	-
Other	(51,297)	(10,000)	-

Income tax benefit	$-	$-	$30,360

In preparing the Company’s consolidated financial statements, the Company assesses the likelihood that its deferred tax assets will be realized from future taxable income. The Company establishes a valuation allowance if it determines that it is more likely than not that some portion of the deferred tax assets will not be realized. Changes in the valuation allowance, when recorded, would be included in its consolidated statements of operations as a provision for (benefit from) income taxes. The Company exercise significant judgment in determining its provisions for income taxes, its deferred tax assets and liabilities and its future taxable income for purposes of assessing its ability to utilize any future tax benefit from its deferred tax assets. During 2010, the Company assessed the need for a valuation allowance against its deferred tax assets. The deferred tax asset valuation allowance was $6,721,707 as of September 30, 2010. The valuation allowance relates primarily to the net operating losses and various expense deductions for which a tax benefit is currently unavailable.

At September 30, 2010, the Company has Federal net operating loss carry forward of approximately $18,206,000. The federal loss carry forward expires on various dates through 2030.

FIN 48

On October 1, 2007, the Company adopted the guidance related to accounting for uncertainty in income taxes,   which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures.

The Company is subject to taxation in the United States and various foreign jurisdictions. The Company’s tax years for 2006 through 2010 are subject to examination by the tax authorities. The Company is currently under examination by the Internal Revenue Service for the 2006 tax year.

Note 8 – Shareholders’ Equity

Common Stock Issued for Services:

During the years ended September 30, 2010, 2009 and 2008, ERHC issued 2,019,356, shares of common stock for payment of director and employee services as follows:

2010 issuances

(i)
237,500 shares for 2010 employee services rendered and fair value of $46,381 was recorded by the Company in 2010 as of September 30, 2010, unamortized compensation cost for these shares amounted to $110,369.

(ii)	780,000 shares to Directors for 2010 services rendered and the fair value of $220,800 was recorded by the Company.

(iii)	5,250,000 shares issued to Feltang International, Inc. as settlement of the unpaid success fees (see Note 5)

2009 issuances

(iii)	315,000 shares to Directors for 2009 services rendered and the fair value of $226,800 was recorded by the Company.

(iv)	240,000 shares to Directors for 2005 services rendered (these shares were issued in the second quarter of 2009).

(v)	46,875 shares to company non-management staff for 2009 services rendered and the fair value of $33,755 was recorded by the Company.

2008 issuances

(vi)	210,000 shares for 2008 services rendered and fair value of $72,450 was recorded 2008 issuances

(vii)	300,000 shares for 2007 services rendered and fair value of $88,500 was recorded (these shares were issued in the second quarter of 2008).

Stock Options

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

Stock Warrants

During the years ended September 30, 2010, 2009 and 2008, a total of 6,901,940 warrants and 1,000,000 options expired unexercised as shown in the table below. These warrants and options had exercise prices ranging from $0.31 per share to $0.43 per share.  At September 30, 2010, 6,500,000 warrants remain outstanding with an exercise price of $0.355 per share and expiring on August 2, 2014, indicating a remaining life of 3.8 years.

Stock Warrants / Stock Options Summary

Information regarding warrants/options, their respective changes and their weighted average exercise prices as of and for the fiscal years ended September 30, 2010, 2009 and 2008 are as follows:

Description	Warrants	Weighted Average Exercise Price	Market Price Intrinsic Value	Options	Weighted Average Exercise Price	Market Price Intrinsic Value

Balance at September 30, 2007	13,401,940	$0.43	$-	1,000,000	$0.43	$-

Granted	-			-
Exercised	-			-
Expired or cancelled	(4,281,940)	0.31	-	-		-

Balance at September 30, 2008	9,120,000	0.36	-	1,000,000	0.43	-

Granted	-			-
Exercised	-			-
Expired or cancelled	(2,620,000)	0.36	-	-		-

Balance at September 30, 2009	6,500,000	0.36	-	1,000,000	0.43	-

Granted	-			-
Exercised	-			-
Expired or cancelled	-			(1,000,000)	0.43

Balance at September 30, 2010	6,500,000	0.36	-	-	-	-

Exercisable	6,500,000			-

There were no unrecognized compensation cost for the above options and warrants as of September 30, 2010 and 2009.

Note 9 – Commitments and Contingencies

Legal Proceedings

DOJ, SEC and U>s> Senate Committee Subpoenas

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

On July 5, 2007, the U.S. Senate Committee on Governmental Affairs’ Permanent Subcommittee on Investigations served ERHC with a subpoena, in connection with its review of matters relating to the potential abuse of payments made to foreign governments. The subpoena, as amended on July 18, 2007, sought documents and information regarding ERHC’s activities, particularly those related to the acquisition of ERHC’s interests in the Gulf of Guinea.  ERHC’s attorneys, Akin Gump Strauss Hauer & Feld LLP, assisted ERHC in responding to all subpoenas.

In January 2010, all the documents taken by federal investigators from the Company’s corporate headquarters in May 2006 were returned to the Company. A total of 106 boxes containing original archival records from the Company’s inception until 2006 were returned. The Company has not received any formal communication of conclusion of the investigations however. If any of the investigations were to proceed, the Company anticipates that these investigations may be lengthy and does not know when they will conclude.  If violations are found, the Company may be subject to criminal, civil and/or administrative sanctions, including substantial fines, and the resolution or disposition of these matters could have a material adverse effect on its business, prospects, operations, financial condition and cash flows.

JDZ Blocks 5 and 6

On November 3, 2008, the Company filed a suit at the Federal High Court in Nigeria to prevent any tampering with its rights in JDZ Blocks 5 and 6. The suit came after the JDA and Joint Ministerial Counsel (JMC) of the Nigeria-Sao Tome and Principe JDZ failed to give a satisfactory response to the Company’s letters seeking clarification on the Company’s rights in JDZ Blocks 5 and 6 following media reports stating that the JMC had approved of the Company’s removal from the Blocks. The Company was awarded a 15 percent working interest in each of the Blocks in a 2005 bid/licensing round conducted by the JDA following the exercise by ERHC of preferential rights in the Blocks as guaranteed by contract and treaty.  The dispute is entirely contractual. The JDA and the Government of DRSTP contend that certain correspondence issued by a previous CEO/President of the Company in 2006 amount to a relinquishment of the Company’s rights in Blocks 5 and  6 under the Company’s contracts with DRSTP which provide for the rights.  The Company contends that no such relinquishment has occurred and has sought recourse to arbitration accordingly.

In November 2008, the Company dispatched notices of arbitration for service on the JDA and the governments of Nigeria and Sao Tome & Principe to commence arbitration in London. ERHC wants the London Court of International Arbitration to clarify that ERHC's interests in JDZ Blocks 5 and 6 remain intact.  The arbitration has been currently suspended while the Company pursues amicable settlement with the governments of Nigeria and Sao Tome and Principe.

SAO TOME CLAIM

Mr. Angelo de Jesus Bomfim, a Sao Tome licensed attorney is claiming against ERHC the sum of twenty six thousand ($26,000) US dollars plus interest. The claim stems from an alleged retainer owed to Mr. Bomfim by the Company under an alleged retainer agreement entered into in 1998 between the Company and Mr. Bomfim, and alleged retainer services allegedly rendered thereafter between 1998 and 1999.  The Company’s lawyers are handling the claim on behalf of the Company. The Company has instructed its lawyers to arrange for the vigorous defense of the case if it proceeds to litigation as Mr. Bomfim has threatened.  However, the Company has also instructed its lawyers to attempt to neogotiate an amicable settlement with Mr. Bomfim to avoid incurring exorbitant litigation cost.

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

Operating Lease

ERHC leases office space at 5444 Westheimer Road, Houston, Texas.  The lease for office space expires December 2011.  The monthly base rent payment is $8,920 for approximately 5,200 square feet.  During the years ended September 30, 2010, 2009 and 2008, ERHC incurred lease expenses of $107,040, $104,330 and $107,124, respectively.  The future remaining annual lease payments under this lease are as follows:

Year Ended September 30,	Amount

2011	$107,040
26,760

$133,800

Note 10 – Related Party Transactions

Mr. Emeka Offor resigned, effective August 12, 2007, as ERHC’s non-executive Chairman of the Board.  As of September 30, 2007, Mr. Offor, through Chrome Oil Services, Ltd. (“Chrome”) and Chrome Energy, LLC (“Chrome Energy”), beneficially owns approximately 43% of the common stock of ERHC.  At September 30, 2007, ERHC owed Chrome Energy $62,314 for furniture. This liability was fully paid during the year ended September 30, 2008. There were no related party transactions in 2009 and 2010.

Note 11 – Subsequent Events

On October 6,  2010, pursuant to a securities purchase agreement, the Company sold 9,090,910 common shares for total proceeds of $2 million.  An equivalent of 6,818,183 warrants was issued along with the common shares sold.  The warrants have an exercise price of $0.28 and a term of 5 years.

Note 12 – Quarterly Financial Information (Unaudited)

For the Year Ended September 30, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

General and administrative expenses	$819,135	1,258,552	1,442,318	1,668,490
Interest expense	461	460	462	460
Other income	228	161	88	17,629
Provision for loss on deposits	-	-	-	(1,058,579)
Net loss attributable to common stockholders	(819,368)	(1,258,851)	(1,442,692)	(2,709,900)
Basic and diluted earnings per share	(0.00)	(0.00)	(0.00)	(0.01)

For the Year Ended September 30, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

General and administrative expenses	$710,181	$934,714	$1,270,463	$1,324,348
Interest expense	461	461	461	460
Other income	281,535	130,640	8,339	366,215
Provision for loss on deposits	-	-	(2,117,158)	(2,117,159)
Net loss attributable to common stockholders	(429,107)	(804,535)	(3,379,743)	(3,075,752)
Basic and diluted earnings per share	(0.00)	(0.00)	(0.00)	(0.01)

For the Year Ended September 30, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

General and administrative expenses	$1,018,167	$1,170,240	$828,692	$1,263,044
Interest expense	461	461	460	461
Other income	431,863	322,962	225,079	261,285
Benefit (provision) for income tax	-	-	-	(30,360)
Net loss attributable to common stockholders	(586,765)	(847,739)	(604,073)	(1,032,580)
Basic and diluted earnings per share	(0.00)	(0.00)	(0.00)	(0.00)

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

Based on their evaluation, ERHC’s principal executive and principal financial officers have concluded that ERHC’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2010 to ensure that the information required to be disclosed by ERHC in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Our officers also concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers to allow timely decisions regarding required disclosure.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of ERHC’s internal control over financial reporting as of September 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that, as of September 30, 2010, ERHC’s internal control over financial reporting was effective.

The effectiveness of ERHC’s internal control over financial reporting as of September 30, 2010 has been audited by Malone & Bailey PC,  an independent registered public accounting firm who audited ERHC’s consolidated financial statements as of and for the year ended September 30, 2010, as stated in their report, which is included under “Item 8. Financial Statements and Supplementary Data.”

Changes in Internal Control Over Financial Reporting

There were no changes in ERHCs internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, ERHC’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant; and Corporate Governance

The following are the Directors and Principal Executive Officer of the Company as of   November 30, 2010:

Name	Age	Position

Howard Jeter	64	Director
Andrew Uzoigwe	68	Director
Mr. Friday Oviawe	49	Director
Leslie Blair	58	Director
Peter C. Ntephe	44	Director, President and Chief Executive Officer

Ambassador (rtd.) Howard F. Jeter

Ambassador Jeter is the former President and CEO of the Leon H. Sullivan Foundation. He has also served as Executive Vice President of GoodWorks International, LLC, an international consulting firm focused on business facilitation and investment promotion for Africa and the Caribbean. A former career diplomat, Ambassador Jeter served for 27 years in the American Foreign Service and retired from the U.S. State Department with the rank of Career Minister.  Ambassador Jeter was U.S. Ambassador to Nigeria, to the Republic of Botswana, and also served as Deputy Assistant Secretary of State for African Affairs, Director of West African Affairs, and Special Presidential Envoy to Liberia.  Other diplomatic postings held by Ambassador Jeter include those in Namibia, Lesotho, Tanzania, and Mozambique. Ambassador Jeter holds a BA in Political Science from Morehouse College, a MA in International Relations and Comparative Politics from Columbia University, and a MA in African Studies from UCLA. He is a member of Phi Beta Kappa, the American Foreign Service Association, and the Council on Foreign Relations. Ambassador Jeter is a former Chairman of the U.S. Export-Import Bank’s Advisory Committee on Africa and a member of the Board of Directors of Africare.  For the past two years, Ambassador Jeter has served as Chair of the Selection Panel for the Rangel Fellowship Program, a collaborative program administered by the State Department and Howard University.  Ambassador Jeter has received numerous awards and recognition for his work and service, including a Presidential Meritorious Award, State Department Superior Honor Awards, Senior Foreign Service Performance Awards, the Rainbow/Push Coalition International Peace and Justice Award, and the prestigious Bennie Trailblazer Award from Morehouse College.

Andrew Uzoigwe, Ph. D

 Dr. Uzoigwe retired from Nigerian National Petroleum Corporation (“NNPC”), in 2002, where he served as the Group Executive Director (Exploration & Production), from 1999 until 2002.  Prior to that position he served as Managing Director of NNPC’s subsidiary companies, Warri Refining and Petrochemicals Company and Eleme Petrochemicals Company Ltd.  During his long tenure at NNPC, Dr. Uzoigwe also held several senior technical and management positions including Chief Engineer and Project Coordinator (Petrochemicals), and Group General Manager (R&D Division), prior to becoming a Managing Director of NNPC’s subsidiary companies.  He started his career with Dow Chemical Company where he held various senior positions in its Walnut Creek Research Center and in its Specialty Chemicals Facility in Pittsburg, California. Dr. Uzoigwe has also served on the Governing Boards of the Raw Material Research and Development Council and the   National Emergency Management Agency. Dr. Uzoigwe is a Registered Professional Mechanical Engineer and a Registered Professional Chemical Engineer in the State of California. He is a fellow of the Nigerian Society of Chemical Engineers and a Fellow of the Polymer Institute of Nigeria. He holds a Bachelors of Science in Mechanical Engineering and an MBA from the University of California at Berkeley. He also holds a MS and a Doctorate in Petroleum/Chemical Engineering from Stanford University California.

Leslie Blair

Mr. Leslie Blair has over 35 years of upstream oil and gas industry experience principally in Asia and West Africa.  From 1998 he was with  the Addax Petroleum Corporation where he  held several senior management positions including Managing Director, Middle East (based in Dubai), General Manager, Taq Taq Operating Company  (based in Kurdistan, Iraq), and Executive Director Business Development (based in Nigeria). Mr. Blair played a big part in building Addax Petroleum into the largest independent oil company in Nigeria with production rising from 8,000 bopd to over 120,000 bopd in ten years.  He was also instrumental in Addax Petroleum’s acquisition of interests in the Nigeria-Sao Tome and Principe Joint Development Zone as well as other interests in OPL 291 and the Okwok Field in Nigeria.  Addax Petroleum was recently acquired by the Sinopec Group and Mr. Blair resigned his position in January 2010.  Prior to joining Addax Petroleum, Mr. Blair was General Manager/Commercial Manager, Hardy Oil and Gas Company in India from 1996 to 1998. Prior to that he was based in Vietnam from 1989 to 1996 initially with Enterprise Oil plc, a major independent oil company based in Ho Chi Minh City, as Finance Manager and latterly as General Manager, British Gas Exploration and Production where he directed the upstream activities and together with a downstream British Gas/BP team produced the first National Gas Master Plan which was subsequently adopted by the Vietnamese Government.   Mr. Blair is a fellow of the Chartered Association of Certified Accountants and he has a Master of Arts Degree in Economics and Finance from Aberdeen University, Scotland.  Since May 1, 2010, Mr. Blair has been a director and the Chief Executive Officer of Eland Oil and Gas Limited , a start-up E&P Company, based in Nigeria.

Friday Oviawe, CPA

Mr. Friday Oviawe is the Managing Partner/CEO of Jackson Friday CPA, LLC (“the Firm”). He has over 20 years of professional audit and accounting experience. The Firm is involved in providing tax, audit and accounting services to small and medium-sized companies.  Prior to establishing the Firm, Mr. Oviawe worked at BDO, Seidman, LLP as a Senior Audit Manager in General Audit Services. Before joining BDO Seidman, Friday Oviawe was a Manager in the New York office of McGladrey & Pullen, LLP where he provided audit and business advice services to middle market companies in both the private and public sectors and not-for-profit organizations including A-133 Audits. Before joining McGladrey & Pullen, Mr. Oviawe spent over six years with Mitchell & Titus, LLP.  At Mitchell & Titus, he provided audit and business services to fortune 500 companies as well as small and medium-sized companies.  Mr. Oviawe is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants (AICPA). Mr. Oviawe is a Chartered Accountant as well as a Chartered Banker.  In addition, he holds Bachelors and Masters Degrees in Finance.

Peter Ntephe

Mr. Peter Ntephe was appointed Chief Executive Officer and Executive Director of ERHC Energy in April 2010. He had been the Chief Operating Officer and acting Chief Executive Officer since 2008. Mr. Ntephe has been involved in fundamental aspects of the Company's executive management since 2001, having joined initially as Corporate Secretary.  His roles have included key participation in the negotiation, securing and maintenance of the Company's oil and gas interests in the Gulf of Guinea.  As Chief Executive Officer, he oversees the executive management of ERHC Energy and its subsidiaries.  He is responsible for ensuring that the group's strategic objectives are met.  Mr. Ntephe has had a career spanning over 22 years, in the public and private sectors. Mr. Ntephe has a Master of Science degree from the University of Oxford. He also has three degrees in law (including one with a specialization in regulatory issues from the University of London) and a degree in management from Brunel University, London.   Mr. Ntephe has taught Business Law as part of adjunct faculty in the Business School of the American Intercontinental University, London. .

Mr. Ntephe, like all officers, serves at the discretion of the Board of Directors, subject to contract.  There are no family relationships between or among any Executive Officers and Directors.  There are no arrangements or understandings between any Executive Officer or Director and any other person pursuant to which he was or is to be selected as an Executive Officer or Director.

Our Other Executive Officers

David Bovell, Vice President - Corporate Development - David A. Bovell 53, has held the position of Vice President - Corporate Development since May 2008. Prior to joining the ERHC and since 1993, Mr. Bovell served as a Managing Director for Green Corporate Finance Ltd, in the United Kingdom. Green Corporate Finance is an independent company advising small and medium sized companies on corporate finance, strategy and restructuring, including listing on stock exchanges. Mr. Bovell has a Bachelor of Commerce in Economics & Financial Management from the University of Cape Town. He is a Certified institute of Chartered Accountants (South Africa), and a member of UK Institute of Chartered Management Accountants.

Daniel Gralla, Vice President - Technical - Daniel S. Gralla was the Vice President Technical of ERHC Energy Inc. and its subsidiaries from December 2008 to November 30, 2010. Prior to joining ERHC and since 1993 Mr. Gralla served as an Engineering Consultant for Kerr McGee, Arco, ConocoPhillips and Aspect Energy. Mr. Gralla has 25 years of technical experience as a petroleum engineer working for both major and independent oil and gas exploration and production companies. Mr. Gralla has a Bachelor of Science in Petroleum Engineering from the Colorado School of Mines.

Sylvan Odobulu, Financial Controller and Principal Accounting Officer - Sylvan Odobulu 50, is the Financial Controller and Principal Accounting Officer of ERHC. He directs the daily operation of ERHC’s finance function, including treasury, budgeting, auditing, tax, accounting, capital purchasing, investor relations, forecasting and insurance activities. In this capacity, Mr. Odobulu is responsible for regulatory and disclosure issues including preparation of financial statements and other requisite disclosure documents, accounting, payroll, tax and audit matters, including liaison with external auditors, maintenance of financial controls, liaison with various governmental and regulatory agencies, as well as procurement and logistics. Mr. Odobulu provides counsel to ERHC’s President & CEO relating to financial and tax considerations and develops long-range strategies to establish and maintain the Company’s financial self-sufficiency, establishes ERHC’s accounting systems and procedures to ensure they are up-to-date and in compliance with all applicable statutory and regulatory requirements, and provides advice and review for compliance with appropriate statutory and regulatory requirements.  Additionally, Mr. Odobulu prepares and issues quarterly and annual audited financial statements and reports. Prior to joining ERHC and since 1999, Mr. Odobulu was employed by Ernst and Young LLP, serving in various capacities, most recently as an Accounting Supervisor. He holds a Bachelor of Science degree from the University of North Texas, majoring in Accounting.

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

The number of stock awards granted to each director during years prior to the 2009 fiscal year was determined by reference to the awards in an equal amount that would yield thirty to fifty percent of total compensation of each director. In 2010 and 2009, based on the recommendations of Compensation Committee, the Company increased total compensations for Directors for serving on the Board. Stock awards to Directors are restricted shares under Rule 144 of the Securities Act of 1933, but they include no conditions for vesting.

Cash Compensation - During 2010, the basic annual cash retainer paid to each Director (other than the Board Chairman) was $20,000.   Each Board member is paid a meeting fee of $1,500 per Board meeting attended.

The Chairman of the Audit Committee is paid an annual retainer of $10,000.  The Chairman of the Compensation Committee is paid an annual retainer of $ 5,000.  The Chairman of the Governance and Nominating Committee is paid an annual retainer of $5,000.  Each member of the Audit Committee is paid an annual retainer of $3,125.  Each member of the Compensation Committee is paid an annual retainer of $2,500.  Each member of the Governance and Nominating Committee is paid an annual retainer of $2,500.  In addition, each member of a Committee is paid a meeting fee of $1,000 per Committee meeting attended.

The following table sets forth information concerning total director compensation during the 2010 fiscal year for each non-employee director:

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards (2)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Howard Jeter	$85,125	$28,350	$-	$-	$-	$-	$113,475
Andrew Uzoigwe	92,625	28,350	-	-	-	-	120,975
Leslie Blair	42,625	54,700	-	-	-	-	97,325
Friday Oviawe	34,000	54,700	-	-	-	-	88,700

(1)
The amounts included in the “Stock Awards” column represent the compensation cost recognized by the Company in 2010 related to non-option awards to directors, computed in accordance with ASC 718. As of September 30, 2010, no non-employee directors had any aggregate outstanding deferred shares. The number of shares underlying stock awards to directors during fiscal 2010 were as follows: Howard Jeter - 105,000 shares, Andrew Uzoigwe -105,000 shares, Leslie Blair - 190,000 and Friday Oviawe - 190,000 shares.  The disclosure relates solely to grants of restricted stock (Under Rule 144) in 2010. Certain of the shares awarded to directors in 2010 have not been issued.

(2)
The amounts included in the “Option Awards” column represent the compensation cost recognized by the Company in related to stock option awards to directors, computed in accordance with ASC 718. There were no stock option awards to directors in 2010.

No table of the grant date fair value of stock option and deferred share awards made to each non-employee director has been included because no stock option or deferred share awards occurred during 2010.

It is expected that the directors will receive compensation in fiscal 2011.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s Directors and Executive Officers, and persons who own beneficially more than ten percent (10%) of the common stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission.  Copies of all filed reports are required to be furnished to the Company.  Based solely on the reports received and the representations of the reporting person, the Company believes that these persons have complied with all applicable filing requirements during the fiscal year ended September 30, 2010.

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

The Company’s Board of Directors is required to have a majority of independent directors and has adopted director independence guidelines based upon and as defined in the NASDAQ listing standards. The Company is not listed on NASDAQ and is not subject to the rules of NASDAQ but applies the rules established by NASDAQ to establish director independence.  The Company’s Board of Directors periodically analyzes the independence of each director and has determined that the following directors meet the standards of independence under our Corporate Governance Guidelines and director independence guidelines, including that each member is free of any relationship that would interfere with his or her individual exercise of independent judgment: Messrs.  Jeter, Uzoigwe, Blair and Oviawe. No Director is deemed independent unless the Board affirmatively established his/her independence.

Audit Committee

The Company’s Audit Committee is constituted of Messrs. Oviawe (Chair) , Jeter, Uzoigwe, and Blair.  The ultimate responsibility for good corporate governance rests with the Board, whose primary role is oversight, counseling and direction to the Company's management in the best long-term interests of the Company and its stockholders. The Audit Committee, in accordance with its charter, has been established for the purpose of overseeing the accounting and financial reporting processes of the Company and audits of the Company's annual financial statements. As described more fully in its charter, the purpose of the Audit Committee is to assist the Board in its general oversight of the Company's financial reporting, internal controls and audit functions.  Management is responsible for the preparation, presentation and integrity of the Company's financial statements; establishing and applying accounting and financial reporting principles; designing and implementing systems of internal controls; and establishing procedures designed to reasonably assure compliance with accounting standards, applicable laws and regulations. The Company's independent auditing firm is responsible for performing an independent audit of the consolidated financial statements in accordance with generally accepted auditing standards. In accordance with law, the Audit Committee has ultimate authority and responsibility to select, compensate, evaluate and, when appropriate, replace the Company's independent auditors. The Audit Committee has the authority to engage its own outside advisers, including experts in particular areas of accounting, as it determines appropriate, apart from counsel or advisers hired by management. All of the members of the Audit Committee meet the independence and experience requirements of the SEC. The Board of Directors determined that Mr. Oviawe qualifies as an “Audit Committee Financial Expert” as defined by the SEC.

The Audit Committee members are not professional accountants or auditors, and their functions are not intended to duplicate or to certify the activities of management and the independent auditors, nor can the Audit Committee certify that the independent auditors are “independent” under applicable rules. The Audit Committee serves a Board-level oversight role, in which it provides advice, counsel and direction to management and the auditors on the basis of the information it receives, discussions with management and the auditors, and the experience of the Audit Committee's members in business, financial and accounting matters. Stockholders should understand that the designation of “an Audit Committee Financial Expert” is an SEC disclosure requirement related to Mr. Oviawe’s experience and understanding with respect to certain accounting and auditing matters.  The designation does not impose on Mr. Oviawe any duties, obligations or liability greater than generally imposed on them as members of the Audit Committee and the Board, and this designation as an Audit Committee Financial Expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or the Board.

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

Overview

ERHC’s current business activity is to exploit its assets, which are rights to working interests in exploration acreage in the JDZ between the DRSTP and the FRN and in the EEZ.  Our current business plan is based on attracting and retaining a limited group of highly qualified professionals. ERHC and its subsidiaries had 8 employees at September 30, 2010.

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

Role of Compensation Committee and Executive Officers in Compensation Decisions

The Compensation Committee has the responsibility to review and approve annual compensation, including the competitiveness of the total compensation package, for the Chief Operating Officer and Chief Executive Officer, the Technical Vice President, the Controller and Head Office Administrator, Principal Financial Officer, and Vice President - Corporate Development  (collectively, the “Executive Officers”). The Compensation Committee endeavors to provide a compensation package for the Executive Officers that they believe is reasonable and competitive. Generally, the components of compensation provided to our Executive Officers are similar to those provided to our general employee population.

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

2010 Executive Compensation

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

Retention Plan

The Company does not have a formal retention plan in place.

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

THE COMPENSATION COMMITTEE

Dr. Andrew Uzoigwe-Chairman
Ambassador Howard Jeter-Member
Mr. Friday Oviawe -Member

SUMMARY COMPENSATION TABLE

The following table sets forth the aggregate compensation awarded to, earned by or paid to the Company’s named executive officers for 2010 and 2009 and 2008

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards Authorized and Issued ($)	Stock Awards Authorized Unissued ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Peter Ntephe (1)
Chief Operating Officer /	2010	236,000	—	19,350	28,350		—	—	23,000	306,880
Chief Executive Officer	2009	236,000	—	—	—	—	—	—	—	236,000
	2008	131,733	—	—	—	—	—	—	—	131,733

David Bovell (2)
Vice President - Corporate	2010	235,000	—	9,764	—	—	—	—	—	244,764
Development	2009	235,000	—	—	—	—	—	—	—	235,000
	2008	95,000	—	—	—	—	—	—	—	95,000

Sylvan Odobulu (3)
Controller /Head Office	2010	162,769	—	9,764	—	—	—	—	—	172,533
Administrator /Principal	2009	163,200	—	—	—	—	—	—	—	163,200
Accounting Officer	2008	138,900	—	—	—	—	—	—	—	138,900

Daniel Gralla (4)
Vice President - Technical	2010	48,000	—	—	7,323	—	—	—	—	55,323
	2009	129,116	—	—	—	—	—	—	—	129,116
	2008	—	—	—	—	—	—	—	—	—

(1)
Mr. Ntephe is contracted through ERHC’s holding company, ERHC Energy Cayman Limited and is paid a salary of $236,000 per year for his services as a COO and CEO. Stock awards and other compensation were awarded for his service as a director from April 2010 when he was elected to the board

(3)	Mr. Bovell became VP of Corporate Development on May 1, 2008 and receives a salary of $235,000 per year. Mr. Bovell is contracted through ERHC’s holding company, ERHC Energy Cayman Limited.

(4)	Mr. Odobulu joined the Company in July 2006 as controller and has acted as Principal Accounting Officer since joining the Company. He is also the Corporate Administrator

(5)
Mr. Gralla became Technical VP in December 2008 and received a base salary of $4,000 per month for four days service plus $1,400 per day for any additional services (if such additional services are required.) until the termination of the contract by mutual agreement on November 30, 2010.

(6)	ERHC does not provide either a pension plan or a nonqualified deferred compensation plan for any of its employees.

GRANTS OF PLAN-BASED AWARDS

The following table sets forth the information about grants made to the Company’s named executive officers in 2010 pursuant to the 2004 Plan.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Unit (#) (1)	All Other Option Awards: Number of Securities Underlying Options (#) (2)	Exercise or Base Price of Option Awards ($ / Sh)	Grant Date Fair Value of Stock and Option Awards ($)
		Threshold	Target	Maximum	Threshold	Target	Maximum
		($)	($)	($)	(#)	(#)	(#)
Peter Ntephe	—	—	—	—	—	—	—	290,000	—	—	120,700
David Bovell	—	—	—	—	—	—	—	50,000	—	—	33,000
Sylvan Odobulu	—	—	—	—	—	—	—	50,000	—	—	33,000
David Gralla	—	—	—	—	—	—	—	37,500	—	—	24,750

(1)	The number in this column reflects the rule 144 restricted stocks awarded in 2010 pursuant to the 2004 Plan.

(2)
Reflects the dollar amounts recognized for financial statement reporting purposes for the fiscal year ended September 30, 2010 in accordance with ASC 505-50 of awards made pursuant to the 2005 Plan excluding any reduction in value due to potential service-based forfeitures.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table reflects all outstanding equity awards held by the Company’s named executive officers as of September 30, 2010.

						Stock Awards
	Option Awards
Name	Number of Securities Underlying Unexercised Options		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
	Exercisable	Unexercisable
Peter Ntephe	—	—	—	—	—	70,412	19,011	—	—
David Bovell	—	—	—	—	—	35,206	9,506	—	—
Sylvan Odobulu	—	—	—	—	—	35,206	9,506	—	—
David Gralla	—	—	—	—	—	26,405	7,129	—	—

OPTION EXERCISES AND STOCK VESTED

The following table reflects the stock options exercised by the Company’s named executive officers during 2010 and their restricted stock that vested during 2010.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)

Peter Ntephe	—	—	29,588	13,610
David Bovell	—	—	14,794	6,805
Sylvan Odobulu	—	—	14,794	6,805
David Gralla	—	—	11,095	5,104

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

As of September 30, 2010, Company has entered into four employment or other agreements that include a change of control severance provisions with an executive officer, including the named executive officers. The Company’s employment agreements with provide that certain officers are eligible for payments upon any termination without cause prior to expiration of the contract as described below under Employment Contracts.

Employment Contracts

Following is an analysis of the Company’s employment contracts with named executive officers at September 30, 2010:

Employee	Position	Date of Agreement Commencement	Date of Agreement Termination	Term of Agreement	Monthly/Annual Compensation		Estimated Cost if Triggering Event Occurred at September 30, 2010 (*)

Peter Ntephe	President and Chief Executive Officer	4/22/2010	4/21/2012	2 years	$19,667 / 236,000		$137,666

Daniel Gralla	Technical Vice President	10/1/2009	(1)	(1)	4,000	(1)	-

David Bovell	Vice President of Corporate Development	5/1/2010	4/30/2012	2 years	$19,583 / 235,000		$137,083

Sylvan Odobulu	Controller and Head Office Administrator and Principal Accounting Officer	7/3/2010	7/2/2012	2 years	$13,500 / 162,000		$121,500

(*)	In the first six months of the employment contracts, no termination benefits accrue to the employees.

(1)
Daniel Gralla's contract was intially for a six month period at a base rate of $4,000 per month for four working days per month plus additional compensation of $1,400 per day for services, if required, performed in excess of four days per month. The contract renewed under the same terms based on the mutual agreement of Mr. Gralla and the Company until it was terminated by mutual agreement on November 30, 2010. For termination without cause, Mr. Gralla received payment for services performed through the date of termination.

The above contracts provides for the following:

An extension provision that at any time before the expiration of the primary term of the agreement that it may be renewed upon mutual agreement on the same terms and conditions contained in the current agreement herein or on such other terms and conditions as the Company and the employee mutually agree.

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

Mr. Ntephe was paid annual compensation of $60,000, in the form of consultancy fees for his services as Secretary until April 2008.   Mr. Ntephe became COO (and began acting as interim CEO) upon Mr. Luca’s resignation in April 2008. Then in April 2010, Mr. Peter was appointed Chief Executive Officer and Executive Director.  Mr. Ntephe is contracted in that capacity through ERHC’s holding company, ERHC Energy Cayman Limited.

Mr. Bovell became Vice President Corporate Development from May 1 2008.  Mr. Bovell is contracted in that capacity through EHRC’s holding company, ERHC Energy Cayman Limited.

Mr. Odobulu was employed by the Company in July 2006 and was placed under contract as shown above.

Securities Authorized for Issuance Under Equity Compensation Plans

In November 2004, the Board of Directors adopted a 2004 Compensatory Stock Option Plan pursuant to which it reserved 20,000,000 shares for issuance.  This plan was approved at a special meeting of the stockholders of the Company in February 2005.  Under this plan, 8,576,756 shares have been issued.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)
Equity compensation plans approved by security holders	-	$-	11,423,244

Equity compensation plans not approved by security holders	-	-	-

Compensation Committee Interlocks Insider Participation

The Company’s Compensation Committee is comprised Messrs. Uzoigwe (Chair) , Jeter and Oviawe.  None of the members of the Compensation Committee has been or is an officer or employee of the Company, or is involved with a related transaction or a relationship as defined by Item 404 of Regulation S-K.  None of the Company’s Executive Officers serves on the Board of Directors or compensation committee of a company that has an Executive Officer that serves on the Company’s Board or Compensation Committee.  No member of the Company’s Board is an Executive Officer of a company in which one of the Company’s Executive Officers serves as a member of the Board of Directors or compensation committee of that company.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table and notes thereto set forth certain information regarding beneficial ownership of the common stock as of November 30, 2010 by (i) each person known by the Company to beneficially own more than five percent of the common stock, (ii) each Director, (iii) each named Executive Officer and (iv) all Directors and Officers of the Company as a group.  As of November 30, 2010 there were 737,518,835 shares of common stock issued and outstanding.   Beneficial ownership is determined in accordance with rules of the SEC and generally includes voting or dispositive power with respect to such shares.

Name and Address	Shares of Common Stock Beneficially Owned(1)		Percentage of Voting Power

Principal Shareholders
Chrome Oil Services LTD (Sir Emeka Offor)	200,285,727	(1)	27.49%
c/o No 22 Lobito, Wuse II
Abuja, Nigeria

Chrome Energy, LLC (Sir Emeka Offor)	103,305,706	(2)	14.18%
c/o No 22 Lobito Crescent, Wuse II,
Abuja, Nigeria.

Sir Emeka Offor	307,796,433	(1)(2)	42.25%
228B Muri Okunola ST, PO Box 71898 Victoria Island
Lagos, Nigeria

Directors and Named Executive Officer
Peter Ntephe (3)	573,889		*
Dr. Uzoigwe (3)	325,000		*
Howard Jeter (3)	325,000		*
Leslie Blair (3)	85,000		*
Friday Oviawe (3)	85,000		*

All directors and named executive officer as a group (5 persons)	1,393,889		0.19%

*	Less than one percent.

(1)
The number of shares beneficially owned by each person or group as of September 30, 2010 (except where another date is indicated) includes shares of common stock that such person or group had the right to acquire on or within 60 days after that date, including, but not limited to, upon the exercise of options and vesting and release of restricted stock units. To our knowledge, except as otherwise indicated in the footnotes to this table and subject to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder’s name.

(2)
Sir Emeka Offor is the beneficial owner of the shares held of record by Chrome Oil Services, Ltd., and Chrome Energy, LLC as the sole voting and investment power over these shares. He also holds 4,205,000 shares in his own name.  As a result of the shares held of record by Chrome Oil Services Ltd and Chrome Energy LLC, in addition to the shares held in his own name, Sir Emeka Offor is the beneficial owner of a total of 307,796,433 shares of common stock in ERHC as of November 30, 2010.

(3)	c/o Suite 1440, 5444 Westheimer Road, Houston, TX 77056

Item 13. Certain Relationships and Related Transactions

Review, Approval or Ratification of Transactions With Related Persons

The Audit Committee of the Company is responsible for reviewing, approving or ratifying related party transactions, including any related-party transaction that the Company would be required to disclose pursuant to Item 404 of Regulation S-K promulgated pursuant to the rules and regulations of the SEC.

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

Transactions in 2009 and 2010

None

Item 14.  Principal Accounting Fees and   Services

Aggregate fees for professional services rendered by MaloneBailey, LLP for the fiscal years ended September 30, 2010 and 2009, were as follows:

	2010	2009

Audit fee	$79,975	$97,915
Audit-related fees	5,100	3,000
Tax fees	13,350	17,395
All other fees	-	-

	$98,425	$118,310

Audit fees for the fiscal years ended September 30, 2010 and 2009 represent the aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of financial statements included in its quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Tax fees for the fiscal year ended September 30, 2010 and 2009, represents the aggregate fees billed for professional services rendered for tax compliance, tax advice, and tax planning.

All other fees for the fiscal year ended September 30, 2010 and 2009, represents the aggregate fees billed for products and services provided by the Company’s audit professionals other than the services reported in the other categories.  All other fees generally relate to fees assessed for corporate tax restructuring and other general corporate tax related matters.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee on an annual basis reviews audit and non-audit services performed by the independent auditor.  All audit and non-audit services are pre-approved by the Audit Committee, which considers, among other things, the possible effect of the performance of such services on the auditors’ independence.  The Audit Committee has considered the role of MaloneBailey in providing services to us for the fiscal year ended September 30, 2010 and has concluded that such services are compatible with Malone Bailey’s independence as the Company’s auditors.

PART IV

Item 15.  Exhibits and Financial Statement Schedules and Reports on Form 8-K

(32)Consolidated Financial Statements and Schedules:

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

* Previously filed

SIGNATURES

In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on November 30, 2010 on its behalf by the undersigned, thereunto duly authorized.

ERHC Energy Inc.
By:	//s//Peter Ntephe
Peter Ntephe
President and Chief Executive Officer
//s//Sylvan Odobulu
Sylvan Odobulu
Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
//s// Howard Jeter	Director	December 14,, 2010
Howard Jeter	Member Audit Committee
//s// Andrew Uzoigwe	Director	December 14, 2010
Andrew Uzoigwe	Member Audit Committee
//s// Leslie Blair	Director	December 14, 2010
Leslie Blair	Member Audit Committee
//s// Friday Oviawe	Director	December 14, 2010
Friday Oviawe	Chairman Audit Committee