Form 10-Q
period 2010-12-31
ERHC Energy Inc
filed 2011-02-08
CIK 799235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares of common stock, par value $0.0001 per share, outstanding as of January 31, 2011 was 738,408,854

ERHC ENERGY INC.

Forward-Looking Statements

ERHC Energy Inc. (also referred to  as the “Company” and denoted by the use of the pronouns “we,” “our” and “us” as the case may be in this Report) or its representatives may, from time to time, make or incorporate by reference certain written or oral statements of historical fact, statements  that  include, but are not limited to, information concerning the Company’s possible or assumed future business activities and results of operations and statements about the following subjects:

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

These types of statements and other forward-looking statements inherently are subject to a variety of assumptions, risks and uncertainties that could cause actual results, levels of activity, performance or achievements to differ materially from those expected, projected or expressed in forward-looking statements.  These risks and uncertainties include, among others, the following:

•	general economic and business conditions;
•	worldwide demand for oil and natural gas;
•	changes in foreign and domestic oil and gas exploration, development and production activity;
•	oil and natural gas price fluctuations and related market expectations;
•	termination, renegotiation or modification of existing contracts;
•	the ability of the Organization of Petroleum Exporting Countries, commonly referred to as “OPEC”, to set and maintain production levels and pricing, and the level of production in non-OPEC countries;
•	policies of the various governments regarding exploration and development of oil and gas reserves;
•	advances in exploration and development technology;
•	the political environment of oil-producing regions;
•	political instability in the Democratic Republic of Sao Tome and Principe and the Federal Republic of Nigeria
•	casualty losses;
•	competition;
•	changes in foreign, political, social and economic conditions;
•	risks of international operations, compliance with foreign laws and taxation policies and expropriation or nationalization of equipment and assets;
•	risks of potential contractual liabilities;
•	foreign exchange and currency fluctuations and regulations, and the inability to repatriate income or capital;
•	risks of war, military operations, other armed hostilities, terrorist acts and embargoes;

•	regulatory initiatives and compliance with governmental regulations;
•	compliance with environmental laws and regulations
•	compliance with tax laws and regulations;
•	customer preferences;
•	effects of litigation and governmental proceedings;
•	cost, availability and adequacy of insurance;
•	adequacy of the Company’s sources of liquidity;
•	labor conditions and the availability of qualified personnel; and
•	various other matters, many of which are beyond the Company’s control.

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2010	2010

ASSETS

Current assets:
Cash and cash equivalents	$13,356,976	$12,913,249
Marketable securities	5,003,722	5,000,958
Prepaid expenses and other	135,895	199,808

Total current assets	18,496,593	18,114,015

DRSTP concession fee	2,839,500	2,839,500
Furniture and equipment, net	30,911	35,557
Deferred tax asset	2,018,398	2,018,398

Total assets	$23,385,402	$23,007,470

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$209,025	$471,506
Accounts payable, related party	23,250	-
Accrued interest	12,866	12,406
Current portion of convertible debt	33,513	33,513

Total current liabilities	278,654	517,425

Commitments and contingencies:

Shareholders' equity:
Preferred stock, par value $0.0001; authorized 10,000,000; none issued and outstanding	-	-
Common stock, par value $0.0001; authorized 950,000,000 shares; issued and outstanding 738,408,854 and 729,317,944 shares at December 31, 2010 and September 30, 2010, respectively	73,841	72,932
Additional paid-in capital	99,241,643	97,401,297
Accumulated deficit	(76,208,736)	(74,984,184)

Total shareholders’ equity	23,106,748	22,490,045

Total liabilities and shareholders' equity	$23,385,402	$23,007,470

The accompanying notes are an integral part of these consolidated financial statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,		September 5, 1995 (inception) to December 31,
	2010	2009	2010

Costs and expenses:
General and administrative	$1,220,493	$809,533	$78,922,762
Depreciation and depletion	8,573	9,602	1,493,688
Gain on sale of partial interest in DRSTP concession	-	-	(30,102,250)
Write-offs and abandonments	-	-	7,742,128

Total costs and expenses	(1,229,066)	(819,135)	(58,056,328)

Other income and (expenses):
Interest income	4,975	228	4,834,338
Gain (loss) from settlements	-	-	117,310
Other income	-	-	439,827
Interest expense	(461)	(461)	(12,131,052)
Provision for loss on deposits	-	-	(5,292,896)
Loss on extinguishment of debt	-	-	(5,749,575)

Total other income and (expenses), net	4,514	(233)	(17,782,048)

Loss before income taxes	(1,224,552)	(819,368)	(75,838,376)

Benefit (provision) for income taxes:
Current	-	-	(1,330,360)
Deferred	-	-	960,000

Total benefit (provision) for income taxes	-	-	(370,360)

Net loss	$(1,224,552)	$(819,368)	$(76,208,736)

Net loss per common share - basic and diluted	$0	$0

Weighted average number of shares of common shares outstanding - basic and diluted	737,815,969	723,050,444

The accompanying notes are an integral part of these consolidatd financial statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,		September 5, 1995 (inception) to December 31,
	2010	2009	2010

Cash Flows From Operating Activities
Net loss	$(1,224,552)	$(819,368)	$(76,208,736)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and depletion expense	8,573	9,602	1,493,688
Provision for loss on deposits	-	-	5,292,896
Write-offs and abandonments	-	-	7,742,128
Deferred income taxes	-	-	(2,018,398)
Compensatory stock options	-	-	1,308,240
Gain from settlement	-	-	(617,310)
Gain on sale of partial interest in DRSTP concession	-	-	(30,102,250)
Amortization of beneficial conversion feature associated with convertible debt	-	-	2,793,929
Amortization of deferred compensation	-	-	1,257,863
Loss on extinguishment of debt	-	-	5,682,368
Stock issued for services	-	-	20,897,077
Stock issued for settlements	-	-	225,989
Stock issued for officer bonuses	19,755	-	5,081,136
Stock issued for interest and penalties on convertible debt	-	-	10,631,768
Stock issued for board compensation	-	-	2,652,448
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	63,913	65,900	(135,894)
Accounts payable and other accrued liabilities	(262,021)	(146,986)	(2,778,110)
Accounts payable, related party	23,250	(79,983)	23,250
	-	-	-
Accrued retirement obligation	-	-	365,000

Net cash used by operating activities	(1,371,082)	(970,835)	(46,412,918)

The accompanying notes are an integral part of these consolidated financial statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,		September 5, 1995 (inception) to December 31,
	2010	2009	2010

Cash Flows From Investing Activities
Purchase of U.S. Treasury Bills and accrued interest	$(2,764)	$-	$(5,003,722)
Purchase of long-term investment	-	-	(5,292,896)
Purchase of DRSTP concession	-	-	(5,679,000)
Proceeds from sale of partial interest in DRSTP concession	-	-	45,900,000
Purchase of furniture and equipment	(3,927)	-	(951,374)

Net cash provided (used) by investing activities	(6,691)	-	28,973,008

Cash Flows From Financing Activities:
Proceeds from warrants exercised	-	-	160,000
Proceeds from common stock, net of expenses	1,821,500	-	8,776,549
Proceeds from line of credit, related party	-	-	2,750,000
Proceeds from non-convertible debt, related party	-	-	158,700
Proceeds from convertible debt, related party	-	-	8,207,706
Proceeds from sale of convertible debt	-	-	9,019,937
Proceeds from bank borrowing	-	-	175,000
Proceeds from stockholder loans	-	-	1,845,809
Proceeds from stock subscription Receivable	-	-	913,300
Repayment of shareholder loans	-	-	(1,020,607)
Repayment of long-term debt	-	-	(189,508)

Net cash provided by financing activities	1,821,500	-	30,796,886

Net increase (decrease) in cash and cash equivalents	443,727	(970,835)	13,356,976

Cash and cash equivalents, beginning of period	12,913,249	22,428,728	-

Cash and cash equivalents, end of period	$13,356,976	$21,457,893	$13,356,976

The accompanying notes are an integral part of these consolidated financial statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation and Business Organization

The consolidated financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods on a basis consistent with the annual audited financial statements.  All such adjustments are of a normal recurring nature.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year.  Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although ERHC Energy Inc. (“ERHC” or the “Company”) believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2010 and September 30, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

December 31, 2010

	Quoted Prices In an Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

U.S. Treasury Bills	$5,003,722	$-	$-	$5,003,722

September 30, 2010

	Quoted Prices In an Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

U.S. Treasury Bills	$5,000,958	$-	$-	$5,000,958

Note 3 – Sao Tome Concession

In April 2003, the Company and the DRSTP entered into an Option Agreement (the “2003 Option Agreement”) in which the Company relinquished certain financial interests in the JDZ in exchange for exploration rights in the JDZ.  The Company additionally entered into an administration agreement with the Nigeria-Sao Tome and Principe JDA.  The Administration Agreement is the formal agreement by the JDA that it will fully implement ERHC’s preferential rights to working interests in the JDZ acreage as set forth in the 2003 Option Agreement and describes certain procedures regarding the exercising of these rights.  However, ERHC retained under a previous agreement the following rights to participate in exploration and production activities in the EEZ subject to certain restrictions:  (a) the right to receive up to two blocks of ERHC’s choice and (b) the option to acquire up to a 15% paid working interest in up to an additional two blocks of ERHC’s choice in the EEZ.  The Company would be responsible for its proportionate share of exploration and exploitation costs in the EEZ blocks.

The following represents ERHC’s current rights in the JDZ blocks:

JDZ Block	ERHC Original Participating Interest	ERHC Joint Bid Participating Interest	Participating Interest(s) Assigned	Current ERHC Retained Participating Interest

2	30.00%	35.00%	43.00%	22.00%
3	20.00%	5.00%	15.00%	10.00%
4	25.00%	35.00%	40.50%	19.50%
5	15.00%	-	-	15.00% (in arbitration)
6	15.00%	-	-	15.00% (in arbitration )
9	20.00%	-	-	20.00%

The Original Participating Interest is the interest granted pursuant to the 2003 Option Agreement. No participating interests have been sold related to Blocks 5, 6 or 9.

This exercise of the Company’s rights is subject to the condition that if no license is awarded or a license is awarded and subsequently withdrawn by the JDA prior to the commencement of operations, ERHC is entitled to receive its working interest in that block in a future license awarded for the block.

Particulars of Participating Agreements

Date of Participation Agreement	Party(ies) to the Participation Agreement	Participating Interest(s) Assigned	Participating Interest Assigned Price

JDZ Block 2 - Participation Agreement - ERHC Retained Interest of 22.00%

March 2, 2006	Sinopec International Petroleum Exploration Production Co. Nigeria Ltd - a subsidiary of Sinopec International Petroleum and Production Corporation	28.67%	$13,600,000

	Addax Energy Nigeria Limited - an Addax Petroleum Corporation subsidiary	14.33%	$6,800,000

JDZ Block 3 - Participation Agreement - ERHC Retained Interest of 10.00%

February 15, 2006	Addax Petroleum Resources Nigeria Limited - a subsidiary of Addax Petroleum Corporation	15.00%	$7,500,000

JDZ Block 4 - Participation Agreement - ERHC Retained Interest of 19.50%

November 15, 2005	Addax Petroleum Nigeria (Offshore 2) Limited - a subsidiary of Addax Petroleum Corporation	40.50%	$18,000,000

Note 4 – Income Taxes

At December 31, 2010, the Company had a consolidated net operating loss carry-forward (“NOL”) of approximately $19,411,000 expiring through 2030.

The composition of deferred tax assets and the related tax effects at December 31, 2010 and September 30, 2010 are as follows:

	December 31, 2010	September 30, 2010

Net operating losses	$6,599,671	$6,190,040
Deferred tax asset	2,018,398	2,018,398
Allowance for loss on deposits	449,896	449,896
Other	81,771	81,771

Total deferred tax assets	9,149,736	8,740,105
Valuation allowance	(7,131,338)	(6,721,707)

Net deferred tax asset	$2,018,398	$2,018,398

The difference between the income tax benefit (provision) in the accompanying consolidated statements of operations and the amount that would result if the U.S. federal statutory rate of 34% were applied to pre-tax income (loss) for the three months ended December 31, 2010 and 2009, is as follows:

	Three Months Ended December 31,
	2010	2009

Net loss at federal statutory rate	$416,348	$145,896
Stock compensation	(6,717)	-
Change in valuation allowance	(409,631)	(145,896)

Tax provision	$-	$-

In preparing the Company’s consolidated financial statements, the Company assesses the likelihood that its deferred tax assets will be realized from future taxable income. The Company establishes a valuation allowance if it determines that it is more likely than not that some portion of the deferred tax assets will not be realized. Changes in the valuation allowance, when recorded, would be included in its consolidated statements of operations as a provision for (benefit from) income taxes. The Company exercises significant judgment in determining its provisions for income taxes, its deferred tax assets and liabilities and its future taxable income for purposes of assessing its ability to utilize any future tax benefit from its deferred tax assets. During 2010, the Company assessed the need for a valuation allowance against its deferred tax assets. The deferred tax asset valuation allowance was $7,131,338 as of December 31, 2010. The valuation allowance relates to the net operating losses and certain deductions that may not be realized for tax purposes.

Note 5 - Stockholders' Equity

 On July 7, 2010, the Company filed a registration statement on Form S-3 with the U.S. Securities and Exchange Commission, or SEC, utilizing a “shelf” registration process or continuous offering process. Under this shelf registration process, the Company may, from time to time, sell up to $50,000,000 of the securities described in the prospectus in one or more offerings.

Under the shelf registration, the Company sold 9,090,910 common shares for total proceeds of $2 million on October 6, 2010, pursuant to a securities purchase agreement.  An equivalent of 6,818,183  warrants with a term of 5 years and an exercise price of $0.28 were also issued to the investors along with the common shares sold.  The Company also issued to the placement agent  a total of 459,546 warrants which  have an exercise price of  $0.275 and a term of approximately 5 years.

The investor and placement agent warrants have a fair value of $650,398 and $86,500, respectively, determined using the Black-Scholes valuation model and the following assumptions: a) stock price of $0.26 and $0.29; b) the exercise prices noted above; c) expected term of 5 years; d) expected volatility of 98%; and, e) zero expected dividends.   These warrants were accounted for as stock issuance costs and as such have no impact on additional paid in capital.

A summary of warrant activities for the three months ended December 31, 2010 is as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term	Intrinsic Value
Outstanding at September 30, 2010	6,500,000	$0.36	3.8 years	$0
Granted	7,277,729	0.28
Exercised	-	-
Expired/cancelled/forfeited	-	-
Outstanding at December 31, 2010	13,777,729	$0.32	4.2 years	$0
Exercisable at December 31, 2010	13,777,729	$0.32	4.2 years	$0

Warrants issued in the three months ended December 31, 2010 have a weighted average grant date fair value of $0.10.

Note 6 – Legal Proceedings

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

In January 2010, all the documents taken by federal investigators from the Company’s corporate headquarters in May 2006 were returned to the Company. A total of 106 boxes containing original archival records from the Company’s inception until 2006 were returned.  As of December 31, 2010, the Company does not have any reason to believe that the investigations by the Department of Justice (DOJ) and the U.S. Senate Committee on Governmental Affairs’ Permanent Subcommittee Investigations are active. The Company has not received any formal communication of conclusion of the investigations, however, if any of the investigations were to proceed, the Company anticipates that these investigations may be lengthy and does not know when they will conclude.  If violations are found, the Company may be subject to criminal, civil and/or administrative sanctions, including substantial fines, and the resolution or disposition of these matters could have a material adverse effect on its business, prospects, operations, financial condition and cash flows.

JDZ Blocks 5 and 6

On November 3, 2008, the Company filed a suit at the Federal High Court in Nigeria to prevent any tampering with its rights in JDZ Blocks 5 and 6 pending the outcome of arbitration over the said rights. The suit comes after the JDA and Joint Ministerial Council (JMC) of the Nigeria-Sao Tome and Principe JDZ failed to give a satisfactory response to the Company’s letters seeking clarification on the Company’s rights in JDZ Blocks 5 and 6 following media reports stating that the JMC had approved of the Company’s removal from the Blocks. The Company was awarded a 15 percent working interest in each of the Blocks in a 2005 bid/licensing round conducted by the JDA following the exercise by ERHC of preferential rights in the Blocks as guaranteed by contract and treaty.  The dispute is entirely contractual. The JDA and the Government of DRSTP contend that certain correspondence issued by a previous CEO/President of the Company in 2006 amount to a relinquishment of the Company’s rights in Blocks 5 and 6 under the Company’s contracts with DRSTP which provide for the rights.  The Company contends that no such relinquishment has occurred and has sought recourse to arbitration accordingly.

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

Sao Tome Claim

Mr. Angelo de Jesus Bomfim, a Sao Tome licensed attorney is claiming against ERHC the sum of twenty six thousand ($26,000) U.S. dollars plus interest. The claim stems from an alleged retainer owed to Mr. Bomfim by the Company under an alleged retainer agreement entered into in 1998 between the Company and Mr. Bomfim, and alleged retainer services rendered thereafter between 1998 and 1999.  The Company’s lawyers are handling the claim on behalf of the Company. The Company has instructed its lawyers to arrange for the vigorous defense of the case if it proceeds to litigation as Mr. Bomfim has threatened.  However, the Company has also instructed its lawyers to attempt to negotiate an amicable settlement with Mr. Bomfim to avoid incurring exorbitant litigation cost.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s unaudited consolidated financial statements (including the notes thereto) and Item 1A of Part II; “Risk Factors,” included elsewhere in this report and the Company’s audited consolidated financial statements and the notes thereto, Item 7; and  “Management’s Discussion and Analysis of Financial Condition and Plan of Operations” and Item 1A, “Risk Factors” included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.  The Company’s historical results are not necessarily an indication of trends in operating results for any future period.   References to “ERHC” or the “Company” mean ERHC Energy Inc., a Colorado corporation, and, unless expressly stated or the context otherwise requires, its wholly owned subsidiary.

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

We are including the following cautionary statement to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by us, or on our behalf.  This Quarterly Report on Form 10-Q contains forward-looking statements.  Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements which are other than statements of historical facts.  Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements.  Our expectations, beliefs and projections are expressed in good faith and are believed by us to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished.  In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements: geopolitical instability where we operate; our ability to meet our capital needs; our ability to raise sufficient capital and/or enter into one or more strategic relationships with one or more industry partners to execute our business plan; our ability and success in finding, developing and acquiring oil and gas reserves; our ability to respond to changes in the oil exploration and production environment, competition, and the availability of personnel in the future to support our activities.

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

The Company’s business strategy in the JDZ and EEZ is to farm out its rights to working interests to entities which we believe are established, well capitalized oil and gas operators for upfront cash payments and negotiate contracts with them to carry our share of the capital costs.  This has been done successfully on Blocks 2, 3 and 4 of the JDZ. ERHC will attempt to adopt a similar approach for JDZ Blocks 5, 6 and 9 as well as the EEZ. ERHC is also pursuing other business development activities in the broad petroleum and related industries.

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

There has been less seismic imaging conducted in this area The next step will be to open discussions with potential technical partners to farm into Blocks 4 and 11 to assume operatorship and compensate ERHC for percentage ownership in the Blocks.

In addition to the two Blocks already awarded, ERHC has rights to acquire up to a 15 percent paid working interest in two additional Blocks of its choice in the EEZ. The ANP-STP has informed the Company that selection of these other Blocks will take place at a later date.

Although ERHC is making considerable progress toward realizing the value of our oil and gas assets in the Gulf of Guinea, it is still far from the point at which any of these oil and gas assets can begin to produce revenues. ERHC therefore seeks to identify and acquire assets with a shorter time horizon for revenue generation.

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

Current Plans for Operations

The Company is currently focused on exploiting its interests in Blocks 2, 3 and 4 of the JDZ but has no current sources of income from operations.. The Company hopes to enter into Participation Agreements in Blocks 5, 6 and 9 of the JDZ, but the timing or likelihood of such transactions cannot be predicted.  The Company believes that the participation agreements that it has entered into will be its primary source of future cash flow; however, the Company is exploring plans to generate operating income from new sources.  The Company plans to diversify its business activity by pursuing other growth opportunities which may include acquisition of revenue-producing assets in diverse geographical areas and forging new strategic business partnerships and alliances. To expand operations, ERHC is currently in negotiations for potential investments that would increase the Company’s presence in the West African oil and gas industry and else where.

ERHC cannot currently predict the outcome of negotiations for acquisitions in West Africa, or, if successful, their impact on the Company's operations.

Plans for Funding of Potential Acquisitions

ERHC's future plans may be dependent on the Company's ability to attract new funding. On July 7, 2010, the Company filed a registration statement on Form S-3 with the U.S. Securities and Exchange Commission, or SEC, utilizing a “shelf” registration process or continuous offering process. Under this shelf registration process, the Company may, from time to time, sell up to $50,000,000 of the securities described in the prospectus in one or more offerings

Under the shelf registration, the Company sold 9,090,910 common shares for total proceeds of $2 million on October 6, 2010, pursuant to a securities purchase agreement.  An equivalent of 6,818,183  warrants with a term of 5 years and an exercise price of $0.28 were also issued to the investors along with the common shares sold.  The Company also issued to the placement agent  a total of 459,546 warrants which  have an exercise price of  $0.275 and a term of approximately 5 years.  The Company received net proceeds under the securities purchase agreement of $1,821,500.

General Development of the Business

In April 2003, the Company and the DRSTP entered into an Option Agreement (the “2003 Option Agreement”) in which the Company relinquished certain financial interests in the JDZ in exchange for exploration rights in the JDZ.  The Company additionally entered into an Administration Agreement with the Nigeria-Sao Tome and Principe Joint Development Authority (“JDA”).  The Administration Agreement is the formal agreement by the JDA that it will fully implement ERHC’s preferential rights to working interests in the JDZ acreage as set forth in the 2003 Option Agreement and describes certain procedures regarding the exercising of these rights.  However, ERHC retained the following rights to participate in exploration and production activities in the EEZ subject to certain restrictions:  (a) the right to receive 100% working interest signature bonus free  of two blocks of ERHC’s choice and (b) the option to acquire up to a 15% paid working interest in an  additional  two blocks of ERHC’s choice in the EEZ.  The Company would be responsible for its proportionate share of exploration and exploitation costs in the EEZ blocks.

This exercise of ERHC’s rights is subject to the condition that if no license is awarded or a license is awarded and subsequently withdrawn by the JDA prior to the commencement of operations, ERHC is entitled to receive its working interest in that block in a future license awarded for that block.

ERHC entered into a series of negotiations and agreements that positioned the Company to enter into a Participation Agreement dated November 17, 2005 (the “Participation Agreement”) with Addax Petroleum (Nigeria Offshore 2) Limited (“Addax”). Under the Participation Agreement, as amended, Addax ultimately paid ERHC $18 million in February and March 2006 in exchange for the assignment of a 40.5% participating interest (the “Assigned Interest”) in Block 4 while ERHC retained a 19.5% interest   (“Retained Interest”).   Under the Participation Agreement, as amended, Addax currently serves as operator and pays all of ERHC’s current and future costs in respect of all petroleum operations in Block 4 subject to reimbursement upon production. Addax is to receive 100% of ERHC’s allocation of costs oil plus up to 50% of ERHC’s allocation of profit oil until Addax recovers all costs advanced on behalf of ERHC.

In February 2006, ERHC assigned a 15% participating interest in Block 3 of the JDZ to Addax Petroleum Resources Nigeria Limited (“Addax Sub”) for $7.5 million which was paid in the second quarter of fiscal 2006. ERHC retained a 10% interest in Block 3. Under the participation agreement between ERHC and Addax Sub, Addax Sub is currently “carrying” all of ERHC’s current and future costs in respect of petroleum operations in Block 3. Addax Sub is to receive to 100% of ERHC’s allocation of costs oil plus up to 50% of ERHC’s allocation of profit oil until Addax Sub recovers all costs advanced on behalf of ERHC.

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

The working interest percentages represents ERHC’s share of all the hydrocarbon production from the blocks and obligates ERHC to pay a corresponding percentage of the costs of drilling, production and operating the blocks. These costs in blocks 2, 3 and 4 are currently being carried by the operators until production, whereupon the operators will recover their costs from the production revenues.

ERHC’s interests in  the JDZ Blocks are in various stages of exploration. JDZ Blocks 2, 3 and 4 were the focus of an exploration campaign that concluded in January 2010. To date, no Production Sharing Contracts have been signed in either JDZ Block 5 or 6, and no operatorship has been awarded as yet in JDZ Block 9.

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

The drilling campaign was completed in January 2010 with five wells drilled in the following locations and order:

•	The Kina-1 well in JDZ Block 4

•	The Bomu-1 well in JDZ Block 2

•	The Lemba-1 well in JDZ Block 3

•	The Malanza-1 well and Oki East-1 well in Block 4

The following is an analysis of activity that took place in each block in connection with the drilling campaign:

JDZ Block	Operator	Name of Well	Date Drilling Began	Date Well Completed	Rig/Vessel Used

2	Sinopec	Bomu-1	August 2009	October 2009	SEDCO 702

3	Addax Sub	Lemba-1	October 2009	November 2009	Deepwater Pathfinder

4	Addax	Kina-1	August 2009	October 2009	Deepwater Pathfinder

4	Addax	Malanza 1	November 2009	December 2009	Deepwater Pathfinder

4	Addax	Oki East-1	December 2009	January 2010	Deepwater Pathfinder

The following is a summary of results of the drilling campaign:

JDZ Block	Results of Drilling Released by Operators

2
The Bomu-1 well was drilled on time and within budget to a total depth of 3,580 meters resulting in the discovery of biogenic methane gas. As of December 31, 2010 , the operator has not made any declaration of commerciality.

3
The Lemba-1 well was drilled on time and below budget to a total depth of 3,758 meters, biogenic methane gas was discovered in two sands.  As of December 31, 2010, the operator has not made any declaration of commerciality.

4
All wells were drilled on time and within budget to the planned depth.  Biogenic methane gas was discovered in multiple sands in both Kina well and Oki East well.  As of December 31, 2010, the operator has not made any declaration of commerciality.

General Information on Current Operations in Blocks 2, 3 and 4

Currently, the analysis of the information gathered during drilling is ongoing. The Joint Development Authority (“JDA”) has granted an extension of Exploration Phase 1 until March 2011 to enable contracting parties to complete the analysis.

No guarantees can be given at this stage that there will be any commercial discovery or production in commercial quantities or discovery or production at all.

As has been the practice in the JDZ, accurate material information on the progress in the JDZ Blocks will emanate from the operators or the JDA.  ERHC will publish such information in a timely manner in accordance with our contractual and regulatory obligations.

Management understands that each stage in the process requires considerable expertise and any resulting production in commercial quantities, may considerably enhance shareholder value.  No guarantees can be given at this stage that there will be production in commercial quantities.

Management also understands that analyzing drilling results and incorporating them into the relevant geologic and fluid models takes time. Further, moving from field appraisal and development to production takes time. As has been the practice in the JDZ, accurate material information on the progress in the JDZ Blocks will emanate from the operators or the JDA.  ERHC will publish such information in a timely manner in accordance with our contractual and regulatory obligations.

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

The following chart represents ERHC’s current rights in the JDZ blocks.

JDZ Block	ERHC Original Participating Interest (1)	ERHC Joint Bid Participating Interest	Participating Interest(s) Assigned	Current ERHC Retained Participating Interest

2	30.00%	35.00%	43.00%	22.00%
3	20.00%	5.00%	15.00%	10.00%
4	25.00%	35.00%	40.50%	19.50%
5	15.00%	-	-	15.00% (in arbitraton)
6	15.00%	-	-	15.00% (in arbitration)
9	20.00%	-	-	20.00%

(1)	The Original Participating Interest granted pursuant to the Option Agreement, dated April 2, 2003, between DRSTP and ERHC (the “2003 Option Agreement”).

The following is an analysis of the participation agreements under which the company sold participating interests in Blocks 2, 3 and 4. No participating interests have been sold related to Blocks 5, 6 or 9.

Particulars of Participating Agreements

Date of Participation Agreement	Party(ies) to the Participation Agreement	Participating Interest(s) Assigned	Participating Interest Assigned Price

JDZ Block 2 - Participation Agreement - ERHC Retained Interest of 22.00%

March 2, 2006	Sinopec International Petroleum Exploration Production Co. Nigeria Ltd - a subsidiary of Sinopec International Petroleum and Production Corporation	28.67%	$13,600,000

	Addax Energy Nigeria Limited - a Addax Petroleum Corporation subsidiary	14.33%	$6,800,000

JDZ Block 3 - Participation Agreement - ERHC Retained Interest of 10.00%

February 15, 2006	Addax Petroleum Resources Nigeria Limited - a subsidiary of Addax Petroleum Corporation	15.00%	$7,500,000

JDZ Block 4 - Participation Agreement - ERHC Retained Interest of 19.50%

November 15, 2005	Addax Petroleum Nigeria (Offshore 2) Limited - a subsidiary of Addax Petroleum Corporation	40.50%	$18,000,000

Under the terms of the Participation Agreements Sinopec and Addax agreed to pay all of ERHC’s future costs for petroleum operations (“the carried costs”) in respect of ERHC's retained interests in the blocks. Additionally, Sinopec and Addax are entitled to 100% of ERHC’s allocation of cost oil plus up to 50% of ERHC’s allocation of profit oil from the retained interests on individual blocks until Sinopec and Addax Sub recover 100% of ERHC’s carried costs

On October 2, 2009, Sinopec International Petroleum Exploration and Production Corporation acquired all of the outstanding shares of Addax Petroleum Corporation.

Background of the EEZ

The government of Săo Tomé & Principe has awarded ERHC rights to participate in exploration and production activities in Săo Tomé & Principe’s EEZ. Based on blocks awarded to ERHC in 2010, ERHC’s rights in the EEZ include the following:

•	100 percent working interest in Blocks 4 and 11, and
•	The option to acquire up to a 15 percent paid working interest in another two blocks of ERHC’s choice.

ERHC would be responsible for its proportionate share of exploration and exploitation costs in the EEZ blocks.

The EEZ delineates waters of Săo Tomé that encompasses an area of approximately 160,000 square km. It is measured from claimed archipelagic baselines — territorial sea: 12 nautical miles, exclusive economic zone: 200 nautical miles. It is the largest such area in the Gulf of Guinea. Ocean water depths around the two islands exceed 1,524 meters, depths that have only become feasible for oil production in the past few years; however, oil and gas are produced in the neighboring countries of Nigeria, Equatorial Guinea, Gabon and Congo.

Results of Operations

Three Months Ended December 31, 2010 Compared with the Three Months Ended December 31, 2009

General and administrative expenses increased from $809,533 in the three months ended December 31, 2009 to $1,220,493 in three months ended December 31, 2010.  This increase occurred despite an ongoing effort to reduce operating expenses and was due primarily to the following:

•
Expenses related to the Company's proposed listing on the Alternative Investment Market ("AIM") of the London Stock Exchange that totaled $333,291 in the quarter ended December 31, 2010 with no similar expenses in 2009.

During the three months ended December 31, 2010, the Company had a net loss of $1,224,552 compared with a net loss of $819,368 for the three months ended December 31, 2009.  The increase in net loss was due to the additional AIM listing expenses incurred in the quarter ended December 31, 2010, as described above.

Liquidity and Capital Resources

As of December 31, 2010, the Company had $18,360,698 in cash and cash equivalents and short-term investments, and positive working capital of $18,217,939.  Management believes that this cash position should be sufficient to support the Company’s working capital requirements for more than 12 months.

Off-Balance Sheet Arrangements

At December 31, 2010, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on its financial condition or results of operations.

Debt Financing Arrangements

At December 31, 2010, the Company had short-term debt of $33,513 bearing interest at 5.5% per year payable to an individual. The Company had other total current liabilities of $245,141 including $23,250 in accrued compensation owed  to  a director for serving on the ERHC board.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company’s current focus is to exploit its primary assets, which are rights to working interest in the JDZ and EEZ under agreements with the JDA and DRSTP respectively.  The Company intends to continue to form relationships with other oil and gas companies with operational, technical and financial capabilities to partner witht the Company in leveraging its interests in the EEZ and the JDZ.  The Company currently has no other operations.

At December 31, 2010, all of the Company’s operations were located outside the United States.  The Company’s primary assets are agreements with DRSTP and the JDA, which provide ERHC with rights to participate in exploration and production activities in the Gulf of Guinea off the coast of West Africa.  This geographic area of interest is controlled by foreign governments that have historically experienced volatility, which is out of management’s control. The Company’s ability to exploit its interests in the agreements in this area may be impacted by this circumstance.

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

Item 4.  Controls and Procedures

The Company’s  Chief Executive Officer and Principal Accounting Officer participated in an evaluation by management of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2010.  Based on their participation in that evaluation, the Company’s Chief Executive Officer and Principal Accounting Officer concluded that as of December 31, 2010, our disclosure controls and procedures are effective and ensure that the information required to be disclosed in the reports that ERHC files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure under the Exchange Act. ERHC officers also concluded on December 31, 2010 that our disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms.

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

On May 4, 2006, a search warrant issued by the U.S. District Court of the Southern District of Texas, Houston Division, was executed on ERHC seeking various records including, among others, documents, if any, related to correspondence with foreign governmental officials or entities in Sao Tome and Nigeria.  The search warrant cited, among other things, possible violations of the Foreign Currupt Practices Act (“FCPA”), Section 10(b) of the Exchange Act, Rule 10b-5 under the Exchange Act and criminal conspiracy and wire fraud statutes.

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

In January 2010, all the documents taken by federal investigators from the Company’s corporate headquarters in May 2006 were returned to the Company. A total of 106 boxes containing original archival records from the Company’s inception until 2006 were returned.  As of December 31, 2010, the Company does not have any reason to believe that the investigations by the Department of Justice (DOJ) and the U.S. Senate Committee on Governmental Affairs’ Permanent Subcommittee Investigations are active. The Company has not received any formal communication of conclusion of the investigations, however, if any of the investigations were to proceed, the Company anticipates that these investigations may be lengthy and does not know when they will conclude.  If violations are found, the Company may be subject to criminal, civil and/or administrative sanctions, including substantial fines, and the resolution or disposition of these matters could have a material adverse effect on its business, prospects, operations, financial condition and cash flows.

On November 3, 2008, the Company filed a suit at the Federal High Court in Nigeria to prevent any tampering with its rights in JDZ Blocks 5 and 6 pending the outcome of arbitration over the said rights. The suit comes after the JDA and Joint Ministerial Council (JMC) of the Nigeria-Sao Tome and Principe JDZ failed to give a satisfactory response to the Company’s letters seeking clarification on the Company’s rights in JDZ Blocks 5 and 6 following media reports stating that the JMC had approved of the Company’s removal from the Blocks. The Company was awarded a 15 percent working interest in each of the Blocks in a 2005 bid/licensing round conducted by the JDA following the exercise by ERHC of preferential rights in the Blocks as guaranteed by contract and treaty.  The dispute is entirely contractual. The JDA and the Government of DRSTP contend that certain correspondence issued by a previous CEO/President of the Company in 2006 amount to a relinquishment of the Company’s rights in Blocks 5 and 6 under the Company’s contracts with DRSTP which provide for the rights.  The Company contends that no such relinquishment has occurred and has sought recourse to arbitration accordingly.

In November 2008, the Company dispatched notices of arbitration for service on the JDA and the governments of Nigeria and Sao Tome & Principe to commence arbitration in London. ERHC would like the London Court of International Arbitration to clarify that ERHC's interests in JDZ Blocks 5 and 6 remain intact.  The arbitration has been currently suspended while the Company pursues amicable settlement with the governments of Nigeria and Sao Tome Principe. .

Mr. Angelo de Jesus Bomfim, a Sao Tome licensed attorney is claiming against ERHC the sum of twenty six thousand ($26,000) U.S. dollars plus interest. The claim stems from an alleged retainer owed to Mr. Bomfim by the Company under an alleged retainer agreement entered into in 1998 between the Company and Mr. Bomfim, and alleged retainer services rendered thereafter between 1998 and 1999.  The Company’s lawyers are handling the claim on behalf of the Company. The Company has instructed its lawyers to arrange for the vigorous defense of the case if it proceeds to litigation as Mr. Bomfim has threatened.  However, the Company has also instructed its lawyers attempt to negotiate an amicable settlement with Mr. Bomfim to avoid incurring exorbitant litigation cost.

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

Item 1A.  Risk Factors

Our operations and financial results are subject to various risks and uncertainties that could affect our business, financial condition, results of operations, and trading price of our common stock, including but not limited to, failing financial institutions.  Please refer to our annual report on Form 10-K for fiscal year 2010 for additional information concerning these and other uncertainties that could negatively impact the Company.

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

ERHC Energy Inc.

Name	Title	Date

/s/ Peter Ntephe	President , and	February 8, 2011
Peter Ntephe	Chief Executive Officer

/s/ Sylvan Odobulu	Controller	February 8, , 2011
Sylvan Odobulu	Principal Accounting Officer