Form 10-Q
period 2011-03-31
ERHC Energy Inc
filed 2011-05-09
CIK 799235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares of common stock, par value $0.0001 per share, outstanding as of April 30, 2011 was 737,518,835

ERHC ENERGY INC.

Part I. Financial Information		Page

Item 1.	Financial Statements	4

	Unaudited Consolidated Balance Sheets at March 31, 2011 and September 30, 2010	4

	Unaudited Consolidated Statements of Operations for the Three Months and Six Months Ended March 31, 2011 and 2010, and for the period from inception, September 5, 1995 to March 31, 2011	5

	Unaudited Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2011 and 2010, and for the period from inception, September 5, 1995 to March 31, 2011	6

	Notes to Unaudited Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

Item 4.	Controls and Procedures	22

Part II. Other Information

Item 1.	Legal Proceedings	23

Item 6.	Exhibits	24

	Signatures	25

Forward-Looking Statements

ERHC Energy Inc. (also referred to as “ERHC” or the “Company” and denoted by the use of the pronouns “we,” “our” and “us” as the case may be in this Report) or its representatives may, from time to time, make or incorporate by reference certain written or oral statements of historical fact, statements  that  include, but are not limited to, information concerning the Company’s possible or assumed future business activities and results of operations and statements about the following subjects:

•	business strategy;
•	growth opportunities;
•	future development of concessions, exploitation of assets and other business operations;
•	future market conditions and the effect of such conditions on the Company’s future activities or results of operations;
•	future uses of and requirements for financial resources;
•	interest rate and foreign exchange risk;
•	future contractual obligations;
•	outcomes of legal proceedings including, without limitation, the ongoing investigations of the Company;
•	future operations outside the United States;
•	competitive position;
•	expected financial position;
•	future cash flows;
•	future liquidity and sufficiency of capital resources;
•	future dividends;
•	financing plans;
•	tax planning;
•	budgets for capital and other expenditures;
•	plans and objectives of management;
•	compliance with applicable laws; and,
•	adequacy of insurance or indemnification.

These types of statements and other forward-looking statements inherently are subject to a variety of assumptions, risks and uncertainties that could cause actual results, levels of activity, performance or achievements to differ materially from those expected, projected or expressed in forward-looking statements.  These risks and uncertainties include, among others, the following:

•	general economic and business conditions;
•	worldwide demand for oil and natural gas;
•	changes in foreign and domestic oil and gas exploration, development and production activity;
•	oil and natural gas price fluctuations and related market expectations;
•	termination, renegotiation or modification of existing contracts;
•	the ability of the Organization of Petroleum Exporting Countries, commonly referred to as “OPEC”, to set and maintain production levels and pricing, and the level of production in non-OPEC countries;
•	policies of the various governments regarding exploration and development of oil and gas reserves;
•	advances in exploration and development technology;
•	the political environment of oil-producing regions;
•	political instability in the Democratic Republic of São Tomé and Príncipe (“DRSTP”) and the Federal Republic of Nigeria;
•	casualty losses;
•	competition;
•	changes in foreign, political, social and economic conditions;
•	risks of international operations, compliance with foreign laws and taxation policies and expropriation or nationalization of equipment and assets;
•	risks of potential contractual liabilities;
•	foreign exchange and currency fluctuations and regulations, and the inability to repatriate income or capital;
•	risks of war, military operations, other armed hostilities, terrorist acts and embargoes;

•	regulatory initiatives and compliance with governmental regulations;
•	compliance with environmental laws and regulations;
•	compliance with tax laws and regulations;
•	customer preferences;
•	effects of litigation and governmental proceedings;
•	cost, availability and adequacy of insurance;
•	adequacy of the Company’s sources of liquidity;
•	labor conditions and the availability of qualified personnel; and,
•	various other matters, many of which are beyond the Company’s control.

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2011	2010

ASSETS

Current assets:
Cash and cash equivalents	$12,219,224	$12,913,249
Marketable securities	5,006,425	5,000,958
Prepaid expenses and other	261,609	199,808

Total current assets	17,487,258	18,114,015

DRSTP concession fee	2,839,500	2,839,500
Furniture and equipment, net	27,341	35,557
Deferred tax asset	2,018,398	2,018,398

Total assets	$22,372,497	$23,007,470

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$179,451	$471,506
Accounts payable, related party	49,830	-
Accrued interest	13,327	12,406
Current portion of convertible debt	33,513	33,513

Total current liabilities	276,121	517,425

Commitments and contingencies:

Shareholders' equity:
Preferred stock, par value $0.0001; authorized 10,000,000 shares; none issued and outstanding	-	-
Common stock, par value $0.0001; authorized 950,000,000 shares; issued and outstanding 738,408,854 and 729,317,944 shares at March 31, 2011 and September 30, 2010, respectively	73,841	72,932
Additional paid-in capital	99,260,969	97,401,297
Accumulated deficit	(77,238,434)	(74,984,184)

Total shareholders’ equity	22,096,376	22,490,045

Total liabilities and shareholders' equity	$22,372,497	$23,007,470

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Six Months Ended March 31,		Inception to March 31,
	2011	2010	2011	2010	2011

Costs and expenses:
General and administrative	$1,030,474	$1,249,339	$2,250,967	$2,058,872	$79,953,236
Depreciation and depletion	3,569	9,213	12,142	18,815	1,497,257
Gain on sale of partial interest in DRSTP concession	-	-	-	-	(30,102,250)
Write-offs & abandonments	-	-	-	- -	7,742,128

Total costs and expenses	(1,034,043)	(1,258,552)	(2,263,109)	(2,077,687)	(59,090,371)

Other income and (expenses):
Interest income	4,804	161	9,779	389	4,839,142
Gain (loss) from settlements	-	-	-	-	117,310
Other income	-	-	-	-	439,827
Interest expense	(459)	(460)	(920)	(921)	(12,131,511)
Provision for loss on deposits	-	-	-	-	(5,292,896)
Loss on extinguishment of debt	-	-	-	-	(5,749,575)

Total other income and (expenses), net	4,345	(299)	8,859	(532)	(17,777,703)

Income (loss) before benefit (provision) for income taxes	(1,029,698)	(1,258,851)	(2,254,250)	(2,078,219)	(76,868,074)

Benefit (provision) for income taxes:
Current	-	-	-	-	(1,330,360)
Deferred	-	-	-	-	960,000

Total benefit (provision) for income taxes	-	-	-	-	(370,360)

Net income (loss)	$(1,029,698)	$(1,258,851)	$(2,254,250)	$(2,078,219)	$(77,238,434)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares of common shares outstanding – basic and diluted	738,408,854	723,050,444	738,159,104	723,050,444

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,		Inception to March 31,
	2011	2010	2011

Cash Flows From Operating Activities:
Net loss	$(2,254,250)	$(2,078,219)	$(77,238,434)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and depletion expense	12,143	18,815	1,497,258
Provision for loss on deposits	-	-	5,292,896
Write-offs and abandonments	-	-	7,742,128
Deferred income taxes	-	-	(2,018,398)
Compensatory stock options	-	-	1,308,240
Gain from settlement	-	-	(617,310)
Gain on sale of partial interest in DRSTP concession	-	-	(30,102,250)
Amortization of beneficial conversion feature associated with convertible debt	-	-	2,793,929
Amortization of deferred compensation	-	-	1,257,863
Loss on extinguishment of debt	-	-	5,682,368
Stock issued for services		-	20,897,077
Stock issued for settlements	-	-	225,989
Stock issued for officer bonuses	39,081	-	5,100,462
Stock issued for interest and penalties on convertible debt	-	-	10,631,768
Stock issued for board compensation	-	-	2,652,448
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(61,801)	(79,185)	(261,608)
Accounts payable and other accrued liabilities	(291,134)	(24,813)	(2,807,223)
Accounts payable, related party	49,830	(69,453)	49,830
Accrued retirement obligation	-	-	365,000

Net cash used in operating activities	$(2,506,131)	(2,232,855)	(47,547,967)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,		Inception to March 31,
	2011	2010	2011

Cash Flows From Investing Activities:
Purchase of U.S. Treasury Bills and accrued interest	$(5,467)	$-	$(5,006,425)
Purchase of long-term investment	-	-	(5,292,896)
Purchase of DRSTP concession	-	-	(5,679,000)
Proceeds from sale of partial interest in DRSTP concession	-	-	45,900,000
Purchase of furniture and equipment	(3,927)	-	(951,374)

Net cash provided by (used in) investing activities	(9,393)	-	28,970,305

Cash Flows From Financing Activities:
Proceeds from warrants exercised	-	-	160,000
Proceeds from common stock, net of expenses	1,821,500	-	8,776,549
Proceeds from line of credit, related party	-	-	2,750,000
Proceeds from non-convertible debt, related party	-	-	158,700
Proceeds from convertible debt, related party	-	-	8,207,706
Proceeds from sale of convertible debt	-	-	9,019,937
Proceeds from bank borrowing	-	-	175,000
Proceeds from stockholder loans	-	-	1,845,809
Proceeds from stock subscription Receivable	-	-	913,300
Repayment of shareholder loans	-	-	(1,020,607)
Repayment of long-term debt	-	-	(189,508)

Net cash provided by financing activities	1,821,500	-	30,796,886

Net increase (decrease) in cash and cash equivalents	(694,025)	(2,232,855)	12,219,224

Cash and cash equivalents, beginning of period	12,913,249	22,428,728	-

Cash and cash equivalents, end of period	$12,219,224	$20,195,873	$12,219,224

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation and Business Organization

The unaudited consolidated financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods on a basis consistent with the annual audited financial statements.  All such adjustments are of a normal recurring nature.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year.  Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to such rules and regulations, although ERHC Energy Inc. (“ERHC” or the “Company”) believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

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

•
Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or, other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Interest income on cash and cash equivalents is recognized as earned on the accrual basis.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2011 and September 30, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

March 31, 2011

	Quoted Prices In an Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

U.S. Treasury Bills	$5,006,425	$-	$-	$5,006,425

September 30, 2010

	Quoted Prices In an Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

U.S. Treasury Bills	$5,000,958	$-	$-	$5,000,958

Note 3 – São Tomé Concession

In April 2003, the Company and the DRSTP entered into an Option Agreement (the “2003 Option Agreement”) in which the Company relinquished certain financial interests in the Joint Development Zone (“JDZ”) in exchange for exploration rights in the JDZ.  The Company additionally entered into an Administration Agreement with the Nigeria-São Tomé and Príncipe Joint Development Authority (“JDA”).  The Administration Agreement is the formal agreement by the JDA that it will fully implement ERHC’s preferential rights to working interests in the JDZ acreage as set forth in the 2003 Option Agreement and describes certain procedures regarding the exercising of these rights.  However, ERHC retained under a previous agreement the following rights to participate in exploration and production activities in the Exclusive Economic Zone (“EEZ”) subject to certain restrictions:  (a) the right to receive up to two blocks of ERHC’s choice and (b) the option to acquire up to a 15% paid working interest in up to an additional two blocks of ERHC’s choice in the EEZ.  The Company would be responsible for its proportionate share of exploration and exploitation costs in the EEZ blocks.

On March 14, 2011 the 6-month extension of Exploration Phase I in JDZ Blocks 2, 3 and 4 expired and the contracting parties and JDA are working to reach agreement on how to proceed with the exploration program.

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

Particulars of Participating Agreements

Date of Participation Agreement	Party(ies) to the Participation Agreement	Participating Interest(s) Assigned	Participating Interest Assigned Price

JDZ Block 2 - Participation Agreement - ERHC Retained Interest of 22.00%

March 2, 2006	Sinopec International Petroleum Exploration Production Co. Nigeria Ltd - a subsidiary of Sinopec International Petroleum and Production Corporation	28.67%	$13,600,000

	Addax Energy Nigeria Limited - an Addax Petroleum Corporation subsidiary	14.33%	$6,800,000

JDZ Block 3 - Participation Agreement - ERHC Retained Interest of 10.00%

February 15, 2006	Addax Petroleum Resources Nigeria Limited - a subsidiary of Addax Petroleum Corporation	15.00%	$7,500,000

JDZ Block 4 - Participation Agreement - ERHC Retained Interest of 19.50%

November 15, 2005	Addax Petroleum Nigeria (Offshore 2) Limited - a subsidiary of Addax Petroleum Corporation	40.50%	$18,000,000

Note 4 – Income Taxes

At March 31, 2011, the Company had a consolidated Net Operating Loss carry-forward (“NOL”) of approximately $20,400,000 expiring through 2030.

The composition of deferred tax assets and the related tax effects at March 31, 2011 and September 30, 2010 are as follows:

	March 31, 2011	September 30, 2010

Net operating losses	$6,943,197	$6,190,040
Deferred tax asset	2,018,398	2,018,398
Allowance for loss on deposits	449,896	449,896
Other	81,771	81,771

Total deferred tax assets	9,493,262	8,740,105
Valuation allowance	(7,474,864)	(6,721,707)

Net deferred tax asset	$2,018,398	$2,018,398

The difference between the income tax benefit (provision) in the accompanying consolidated statements of operations and the amount that would result if the U.S. federal statutory rate of 34% were applied to pre-tax income (loss) for the three months and six months ended March 31, 2011 and 2010, is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010

Net loss at federal statutory rate	$350,097	$428,009	$766,445	$706,595
Stock compensation	(6,571)	-	(13,288)	-
Change in valuation allowance	(343,526)	(428,009)	(753,157)	(706,595)

Tax provision	$-	$-	$-	$-

In preparing the Company’s consolidated financial statements, the Company assesses the likelihood that its deferred tax assets will be realized from future taxable income. The Company establishes a valuation allowance if it determines that it is more likely than not that some portion of the deferred tax assets will not be realized. Changes in the valuation allowance, when recorded, would be included in its consolidated statements of operations as a provision for (benefit from) income taxes. The Company exercises significant judgment in determining its provisions for income taxes, its deferred tax assets and liabilities and its future taxable income for purposes of assessing its ability to utilize any future tax benefit from its deferred tax assets. During 2010, the Company assessed the need for a valuation allowance against its deferred tax assets. The deferred tax asset valuation allowance was $7,474,864 as of March 31, 2011. The valuation allowance relates to the net operating losses and certain deductions that may not be realized for tax purposes.

Note 5 - Stockholders' Equity

On July 7, 2010, the Company filed a registration statement on Form S-3 with the U.S. Securities and Exchange Commission (SEC), utilizing a “shelf” registration process or continuous offering process. Under this shelf registration process, the Company may, from time to time, sell up to $50,000,000 of the securities described in the prospectus in one or more offerings.

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

The Company analyzed the warrants issued for derivative accounting consideration and determined that this does not apply to the related instruments.

A summary of warrant activities for the six months ended March 31, 2011 is as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term	Intrinsic Value
Outstanding at September 30, 2010	6,500,000	$0.36	3.8 years	$-
Granted	7,277,729	0.28	4.5 years	-
Exercised	-	-
Expired/cancelled/forfeited	-	-
Outstanding at March 31, 2011	13,777,729	$0.32	4.0 years	$-
Exercisable at March 31, 2011	13,777,729	$0.32	4.0 years	$-

Warrants issued in the six months ended March 31, 2011 have a weighted average grant date fair value of $0.10.

Note 6 – Legal Proceedings

DOJ, SEC and U.S. Senate Committee Subpoenas

On May 4, 2006, a search warrant issued by the U.S. District Court of the Southern District of Texas, Houston Division, was executed on ERHC seeking various records including, among others, documents, if any, related to correspondence with foreign governmental officials or entities in São Tomé and Nigeria.  The search warrant cited, among other things, possible violations of the Foreign Corrupt Practices Act (“FCPA”), Section 10(b) of the Exchange Act, Rule 10b-5 under the Exchange Act and criminal conspiracy and wire fraud statutes.

A related SEC subpoena was issued on May 9, 2006, and a second related subpoena issued on August 29, 2006.  The subpoenas requested from ERHC a range of documents including all documents related to correspondence with foreign governmental officials or entities in São Tomé and Nigeria, personnel records (specifically, those regarding the Company’s former Chief Financial Officer, Franklin Ihekwoaba) and other corporate records.  ERHC’s attorneys, Akin Gump Strauss Hauer & Feld LLP, assisted ERHC in responding to all subpoenas. On July 5, 2007, the U.S. Senate Committee on Governmental Affairs’ Permanent Subcommittee on Investigations served ERHC with a subpoena, in connection with its review of matters relating to the potential abuse of payments made to foreign governments. The subpoena, as amended on July 18, 2007, sought documents and information regarding ERHC’s activities, particularly those related to the acquisition of ERHC’s interests in the Gulf of Guinea.  ERHC’s attorneys, Akin Gump Strauss Hauer & Feld LLP, assisted ERHC in responding to all subpoenas.

In January 2010, all the documents taken by federal investigators from the Company’s corporate headquarters in May 2006 were returned to the Company. A total of 106 boxes containing original archival records from the Company’s inception until 2006 were returned.  As of March 31, 2011, the Company does not have any reason to believe that the investigations by the Department of Justice (DOJ) and the U.S. Senate Committee on Governmental Affairs’ Permanent Subcommittee Investigations are active. The Company has not received any formal communication of conclusion of the investigations, however, if any of the investigations were to proceed, the Company anticipates that these investigations may be lengthy and does not know when they will conclude.  If violations are found, the Company may be subject to criminal, civil and/or administrative sanctions, including substantial fines, and the resolution or disposition of these matters could have a material adverse effect on its business, prospects, operations, financial condition and cash flows.

JDZ Blocks 5 and 6

On November 3, 2008, the Company filed a suit at the Federal High Court in Nigeria to prevent any tampering with its rights in JDZ Blocks 5 and 6 pending the outcome of arbitration over the said rights. The suit comes after the JDA and Joint Ministerial Council (“JMC”) of the Nigeria-São Tomé and Príncipe JDZ failed to give a satisfactory response to the Company’s letters seeking clarification on the Company’s rights in JDZ Blocks 5 and 6 following media reports stating that the JMC had approved of the Company’s removal from the Blocks. The Company was awarded a 15 percent working interest in each of the Blocks in a 2005 bid/licensing round conducted by the JDA following the exercise by ERHC of preferential rights in the Blocks as guaranteed by contract and treaty.  The dispute is entirely contractual. The JDA and the Government of DRSTP contend that certain correspondence issued by a previous CEO/President of the Company in 2006 amount to a relinquishment of the Company’s rights in Blocks 5 and 6 under the Company’s contracts with DRSTP which provide for the rights.  The Company contends that no such relinquishment has occurred and has sought recourse to arbitration accordingly.

In November 2008, the Company dispatched notices of arbitration for service on the JDA and the governments of Nigeria and São Tomé & Príncipe to commence arbitration in London. ERHC wants the London Court of International Arbitration to clarify that ERHC's interests in JDZ Blocks 5 and 6 remain intact.  The arbitration has been currently suspended while the Company pursues amicable settlement with the governments of Nigeria and São Tomé Príncipe.

São Tomé Claim

Mr. Angelo de Jesus Bomfim, a São Tomé licensed attorney is claiming against ERHC the sum of twenty six thousand ($26,000) U.S. dollars plus interest. The claim stems from an alleged retainer owed to Mr. Bomfim by the Company under an alleged retainer agreement entered into in 1998 between the Company and Mr. Bomfim, and alleged retainer services rendered thereafter between 1998 and 1999.  The Company’s lawyers are handling the claim on behalf of the Company. The Company has instructed its lawyers to arrange for the vigorous defense of the case if it proceeds to litigation as Mr. Bomfim has threatened.  However, the Company has also instructed its lawyers to attempt to negotiate an amicable settlement with Mr. Bomfim to From time to time, ERHC may be subject to routine litigation, claims, or disputes in the ordinary course of business.  ERHC intends to defend these matters vigorously; the Company cannot predict with certainty, however, the outcome or effect of any of the litigation or investigatory matters specifically described above or any other pending litigation or claims.  There can be no assurance as to the ultimate outcome of these lawsuits and investigations.

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

Overview

ERHC Energy Inc., a Colorado corporation, (“ERHC” or the “Company”) was incorporated in 1986 and was engaged in a variety of businesses until 1996, when it began its current operations.  The Company’s goal is to maximize its value through exploration and exploitation of oil and gas reserves in the Gulf of Guinea offshore of central West Africa including its rights to working interests in exploration acreage in the Joint Development Zone (“JDZ”) between the Democratic Republic of São Tomé and Príncipe (“DRSTP or “Tomé”) and the Federal Republic of Nigeria (“FRN or “Nigeria”) and in the exclusive territorial waters of São Tomé (the “Exclusive Economic Zone” or “EEZ”). ERHC does not directly carry out the exploration and production operations in the JDZ but is relying on reputable technical operators with whom the Company has entered into partnership relationships, such as Addax Petroleum Inc. and Sinopec Corporation to carry out those operations. The Company has formed relationships with these upstream oil and gas companies to assist the Company in exploiting its assets in the JDZ. The Company currently has no other operations but is exploring opportunities in other areas of the Oil and Gas industry, including supply and trading.

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

General Information on Current Operations in Blocks 2, 3 and 4

On March 14, 2011 the 6-month extension of Exploration Phase I in JDZ Blocks 2, 3 and 4 expired and the contracting parties and JDA are working to reach agreement on how to proceed with the exploration program. The extension of Exploration Phase I has allowed for comprehensive analysis of the information gathered in the initial exploratory drilling campaign that was completed in January 2010. Valuable information was obtained from the first five wells regarding stratigraphy, sedimentology and structure of the JDZ acreages. The contracting parties and the JDA are working to arrive at mutually beneficial agreements and that process is ongoing.  No guarantees can be given about the outcome of the exploration program,.

Current Business Operations

Following is a discussion of current activities in which the Company is engaged. Further discussion of the Company's interests in the EEZ and JDZ are presented below.

São Tomé and Príncipe Exclusive Economic Zone

ERHC is actively pursuing the exploitation of its rights to blocks in the EEZ. The Company will send a team of  specialists in Production Sharing Contract ("PCS") negotiations to São Tomé in the third week of May. The team’s mandate will be to deliberate  with the National Petroleum Agency of São Tomé and Príncipe (ANP-STP) on matters regarding negotiation of PSCs on Blocks 4 and 11 of the Exclusive Economic Zone (EEZ). The date for start of negotiations and the timeline will be as mutually agreed subsequently by ERHC and ANP-STP. ERHC has 100 percent working interests of EEZ Blocks 4 and 11 with no signature bonus obligations attached to those interests.

The PCSs that ERHC is seeking are similar to those ERHC negotiated in 1996 in the Joint Development Zone (JDZ). A PSC is an agreement between the Company (and its joint venture partners) and the government of São Tomé and Príncipe that spells out the work commitments (including acquisition of data, drilling of wells, social projects, etc.), the time frames for accomplishing the work commitments, how production will be shared between the parties and the government, and how costs of exploration, development and production will be recovered.

ERHC management is looking to negotiate PSCs for the EEZ Blocks that will be attractive to potential joint venture partners. Discussions are continuing simultaneously with prospective operating partners for ERHC’s EEZ Blocks.

The São Tomé and Príncipe EEZ is a frontier region that sits south of the Niger Delta, and west of the Gabon salt basin, retaining similarities with each of those prolific hydrocarbon regions. The regional seismic database comprises approximately 12,000 kms of seismic data. Interpretation of that seismic data shows numerous structures that have similar characteristics to known hydrocarbon accumulations in the area.

EEZ Block 4 (above right) is 5,808 square km, situated directly east of the island of Príncipe. The northeastern area near EEZ Block 4 contains a large graben structure, which is bound by the Kribi Fracture Zone.

EEZ Block 11 (below right) totals 8,941 square km, situated directly east of the island of São Tomé and abuts the territorial waters of Gabon. The southern area of the EEZ, where EEZ Block 11 is situated, contains parts of the Ascension and Fang Fracture Zones.

Executive Addition

ERHC has recently engaged Dr. Ken Seymour as a senior engineering consultant to join the Company’s technical team. ERHC has recently  expanded its technical team to properly position the Company to take advantage of emergent West African E&P opportunities. Dr. Seymour joins Senior Geoscientist Michael Shafie and Technical Consultant Dan Gralla on ERHC’s technical team.

Dr. Seymour is a highly qualified and experienced petroleum engineer who has worked in E&P for over 30 years. He has worked in Africa for most of the past 25 years, particularly in Angola and Nigeria. In addition to English, he speaks fluent Portuguese which is the national language of São Tomé and Príncipe. He recently completed his engagement with the German multinational company E.ON Ruhrgas E&P GmBH as Vice President Business Development (West Africa) and Country Manager for Nigeria. Dr. Seymour has a first class honors Bachelors’ degree in engineering and a PhD specializing in rock mechanics from the University of Leeds in England. He also holds an MBA from the University of Aberdeen and Robert Gordon University in Scotland. He is a member of the Society of Petroleum Engineers and the Institute of Petroleum. ERHC believes that Dr. Seymour, with his deep understanding of West Africa’s oil and gas industry and the opportunities therein will be extremely valuable in helping lead  ERHC’s expansion in the region.

Joint Development Zone

Negotiations to determine next steps in JDZ Blocks 2, 3 and 4 are continuing. The contracting parties, led by our technical partners and operators in the Joint Development Zone (JDZ), Sinopec Corp. (in JDZ Block 2) and Addax Petroleum (in JDZ Blocks 3 and 4) and the Joint Development Authority (JDA) are working to reach agreement on how to proceed with the exploration program.

ERHC has a 22 percent interest in JDZ Block 2, a 10 percent interest in JDZ Block 3 and a 19.5 percent interest in JDZ Block 4. While the initial drilling campaign that concluded in early 2010 only discovered biogenic methane gas, ERHC  remains positive about the long-term prospectivity of the JDZ.  When definitive agreement is reached between the JDZ operators and the JDA, ERHC will promptly disclose it with the relevant authorizations as has been our practice.
ERHC urges caution about placing undue reliance on sources other than ERHC Energy, Inc. for information about the Company and/or its assets in the Gulf of Guinea. The dissemination of accurate, authoritative and material information on operating and other fundamental decisions in the JDZ Blocks is within the purview of the operators and/or the JDA. ERHC will publish such information in a timely manner in accordance with our contractual and regulatory obligations.

ERHC’s website at www.erhc.com <http://www.erhc.com/> has up to date accurate information about the Company’s assets, up-to-date Company initiatives and a FAQ page that is frequently updated to address the latest developments.

AIM Listing Status

ERHC and its advisers are currently reviewing the initial results of corporate due diligence carried out on the Company. The exercise has covered ERHC’s history over the last 25 years but particularly since 1997.

The Company would like to emphasize, however, that the due diligence is an ongoing process until the eve of listing when finalized reports will be completed for attachment to, and publication with, the admission document. While a considerable part of the process has now been accomplished, ERHC has not yet reached the stage where there are finalized reports.

Although the listing process has taken longer than expected, ERHC’s management believes that listing on the AIM is in the best interests of the company and its shareholders. An AIM listing will give ERHC access to a much larger pool of funds than the OTC and to a market that has demonstrated long-standing affinity for West African oil and gas assets.

As stated previously, none of this activity impacts the Company’s current trading on the OTC in the U.S. We will provide updates as the process advances.

ERHC’s operations are currently focused in the Gulf of Guinea, off the coast of central West Africa. ERHC believes this region has the possibility of significant oil and gas reserves. ERHC has worked to realize the value of the assets it has acquired in this region.  The Company’s current holdings include those below, details of which can be found at the link: http://www.erhc.com

Further Discussions of the JDZ and EEZ

JDZ – ERHC has interests in six of the nine Blocks in the JDZ, a 34,548 square kilometer area approximately 200 kilometers off the coastline of Nigeria and São Tomé & Príncipe that is adjacent to several large petroleum discovery areas.

EEZ – The government of São Tomé & Príncipe has awarded ERHC rights to participate in exploration and production activities in the EEZ, which encompasses an area of approximately 160,000 square kilometers. These rights were granted in a May 21, 2001 Memorandum of Agreement made between the DRSTP and the Company. The Company’s rights in the EEZ expire on October 1, 2024 or, if the company has a producing working interest in any Block(s) at October 1, 2024, the Company’s rights extend in such Block(s) as long as the Block(s) remains in production.

In 2009, the National Petroleum Agency of São Tomé & Príncipe (“ANP-STP”) delineated the EEZ into 19 Blocks and, accordingly, ERHC exercised its preferential rights arising from prior agreements between ERHC and São Tomé & Príncipe. In February, the ANP-STP confirmed the award to ERHC of 100 percent working interests in Blocks 4 and 11, signature bonus free.

ERHC has been active in the EEZ, which is situated southeast of the JDZ, since 1997.  ERHC was one of the first companies to identify the possibility of significant oil and gas reserves offshore of São Tomé and Príncipe. The two Blocks selected and awarded to ERHC in the EEZ sit directly to the east of the islands of São Tomé and Príncipe.

There has been less seismic imaging conducted in this area. The next step will be to open discussions with potential technical partners to farm into Blocks 4 and 11 to assume operatorship and compensate ERHC for percentage ownership in the Blocks.

In addition to the two Blocks already awarded, ERHC has rights to acquire up to a 15 percent paid working interest in two additional Blocks of its choice in the EEZ. The ANP-STP has informed the Company that selection of these other Blocks will take place at a later date.

Although ERHC is making considerable progress toward realizing the value of our oil and gas assets in the Gulf of Guinea, it is still far from the point at which any of these oil and gas assets can begin to produce revenues. ERHC, therefore, seeks to identify and acquire assets with a shorter time horizon for revenue generation.

ERHC has identified and examined dozens of potential acquisition prospects and is holding discussions regarding a number of potential exploration and production opportunities in Sub Sahara Africa. Ultimately, ERHC seeks a portfolio of assets and companies from which it can derive significant strategic value. The success of potential acquisitions depends on the availability of adequate financing.  ERHC’s principal assets remain its interests in the JDZ and the EEZ.

Current Plans for Operations

The Company is currently focused on exploiting its interests in Blocks 2, 3 and 4 of the JDZ but has no current sources of income from operations. The Company hopes to enter into Participation Agreements in Blocks 5, 6 and 9 of the JDZ, but the timing or likelihood of such transactions cannot be predicted.  The Company believes that the participation agreements that it has entered into will be its primary source of future cash flow; however, the Company is exploring plans to generate operating income from new sources.  The Company plans to diversify its business activity by pursuing other growth opportunities which may include acquisition of revenue-producing assets in diverse geographical areas and forging new strategic business partnerships and alliances. To expand operations, ERHC is currently in negotiations for potential investments that would increase the Company’s presence in the Sub Sahara African oil and gas industry and elsewhere.

ERHC cannot currently predict the outcome of negotiations for acquisitions in Sub Sahara Africa, or, if successful, their impact on the Company's operations.

Plans for Funding of Potential Acquisitions

ERHC's future plans may be dependent on the Company's ability to attract new funding. On July 7, 2010, the Company filed a registration statement on Form S-3 with the U.S. Securities and Exchange Commission (SEC), utilizing a “shelf” registration process or continuous offering process. Under this shelf registration process, the Company may, from time to time, sell up to $50,000,000 of the securities described in the prospectus in one or more offerings

Under the shelf registration, the Company sold 9,090,910 common shares for total proceeds of $2 million on October 6, 2010, pursuant to a securities purchase agreement.  An equivalent of 6,818,183 warrants with a term of 5 years and an exercise price of $0.28 were also issued to the investors along with the common shares sold.  The Company also issued to the placement agent  a total of 459,546 warrants which  have an exercise price of  $0.275 and a term of approximately 5 years.  The Company received net proceeds under the securities purchase agreement of $1,821,500.

General Development of the Business

In April 2003, the Company and the DRSTP entered into an Option Agreement (the “2003 Option Agreement”) in which the Company relinquished certain financial interests in the JDZ in exchange for exploration rights in the JDZ.  The Company additionally entered into an Administration Agreement with the Nigeria-São Tomé and Príncipe Joint Development Authority (JDA).  The Administration Agreement is the formal agreement by the JDA that it will fully implement ERHC’s preferential rights to working interests in the JDZ acreage as set forth in the 2003 Option Agreement and describes certain procedures regarding the exercising of these rights.  However, ERHC retained the following rights to participate in exploration and production activities in the EEZ subject to certain restrictions:  (a) the right to receive 100% working interest signature bonus free of two blocks of ERHC’s choice and (b) the option to acquire up to a 15% paid working interest in an additional two blocks of ERHC’s choice in the EEZ.  The Company would be responsible for its proportionate share of exploration and exploitation costs in the EEZ blocks.

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

In March 2006, ERHC assigned a 28.67% participating interest in Block 2 of the JDZ to Sinopec International Petroleum Exploration and Production Corporation Nigeria (“Sinopec”), and a 14.33% participating interest to Addax Energy Nigeria Limited (“Addax Ltd.”). ERHC retained a 22% participating interest in Block 2. In connection with these assignments, Sinopec paid ERHC $13.6 million and Addax Ltd. paid ERHC $6.8 million in the second quarter of fiscal 2006. Under the Participation Agreement between ERHC, Sinopec and Addax Ltd., Sinopec currently serves as operator, and Sinopec and Addax Ltd. pay all of ERHC’s current and future costs in respect of petroleum operations in Block 2. Sinopec and Addax Ltd. are to receive 100% of ERHC’s allocation of cost oil plus up to 50% of ERHC’s allocation of profit until they recover all costs advanced on behalf of ERHC.

Related to the assignment of the participating interest in Block 2 to Sinopec, ERHC paid a $3 million in cash success fee to a British Virgin Island company (“Feltang”). $1.5 million was paid to Feltang in March 2006 and the remaining $1.5 million was paid in March 2007.  In August 2010, ERHC issued to Feltang 5,250,000 shares of common stock and warrants to purchase 6,500,000 shares at a fixed exercise price of $0.355 per share. The payment and issuance of stock and warrants were made to Feltang pursuant to an agreement made in January 2006 between the Company and Feltang whereby the Company contracted Feltang to seek and introduce potential partners to ERHC as a replacement operator for the Company’s previous operating partner in Block 2. The Company’s obligation to pay Feltang arose under the agreement as a result of the former operating partner’s withdrawal from Block 2; the execution of a Participation Agreement between the Company and Sinopec  (introduced to the Company by Feltang), and the execution of a PSC covering Block 2 with Sinopec as operator. Without the quick finding of a replacement for the Company’s former operating partner in Block 2, the Company’s ability to proceed to the execution of a Production Sharing Contract and, therefore, the maintenance or retention of its interests in JDZ Block 2, would have been put in serious jeopardy.

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

ERHC has working interests in six of the nine Blocks in the JDZ, as follows:

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

2
The Bomu-1 well was drilled on time and within budget to a total depth of 3,580 meters resulting in the discovery of biogenic methane gas. As of March 31, 2011, the operator has not made any declaration of commerciality.

3
The Lemba-1 well was drilled on time and below budget to a total depth of 3,758 meters, biogenic methane gas was discovered in two sands.  As of March 31, 2011, the operator has not made any declaration of commerciality.

4
All wells were drilled on time and within budget to the planned depth.  Biogenic methane gas was discovered in multiple sands in both Kina well and Oki East well.  As of March 31, 2011, the operator has not made any declaration of commerciality.

Background of the JDZ

In the spring of 2001, the governments of São Tomé & Príncipe and Nigeria reached an agreement over a long-standing maritime border dispute. Under the terms of the agreement, the two countries established the JDZ to govern commercial activities within the disputed boundaries. The JDZ is administered by the JDA which oversees all future exploration and development activities in the JDZ. The Revenues derived from the JDZ will be shared 60/40 between the governments of Nigeria and São Tomé & Príncipe, respectively.

The following chart represents ERHC’s current rights in the JDZ blocks.

JDZ Block	ERHC Original Participating Interest (1)	ERHC Joint Bid Participating Interest	Participating Interest(s) Assigned	Current ERHC Retained Participating Interest

2	30.00%	35.00%	43.00%	22.00%
3	20.00%	5.00%	15.00%	10.00%
4	25.00%	35.00%	40.50%	19.50%
5	15.00%	-	-	15.00% (in arbitraton)
6	15.00%	-	-	15.00% (in arbitration)
9	20.00%	-	-	20.00%

(1)	The Original Participating Interest granted pursuant to the 2003 Option Agreement, dated April 2, 2003, between DRSTP and ERHC.

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

Background of the EEZ

The government of São Tomé & Príncipe has awarded ERHC rights to participate in exploration and production activities in São Tomé & Príncipe’s EEZ. Based on blocks awarded to ERHC in 2010, ERHC’s rights in the EEZ include the following:

•	100 percent working interest in Blocks 4 and 11; and,

•	The option to acquire up to a 15 percent paid working interest in another two blocks of ERHC’s choice.

ERHC would be responsible for its proportionate share of exploration and exploitation costs in the EEZ blocks.

The EEZ delineates waters of São Tomé that encompasses an area of approximately 160,000 square km. It is measured from claimed archipelagic baselines — territorial sea: 12 nautical miles; exclusive economic zone: 200 nautical miles. It is the largest such area in the Gulf of Guinea. Ocean water depths around the two islands exceed 1,524 meters, depths that have only become feasible for oil production in the past few years; however, oil and gas are produced in the neighboring countries of Nigeria, Equatorial Guinea, Gabon and Congo.

ERHC is actively pursuing the exploitation of its rights to  blocks in the EEZ. The Company will  sending  a team of specialists in Production Sharing Contract (PCS) negotiations to São Tomé in the third week of May. The team’s mandate will be to deliberate  with the National Petroleum Agency of São Tomé and Príncipe (ANP-STP) on matters regarding negotiation of PSCs on Blocks 4 and 11 of the Exclusive Economic Zone (EEZ). The date for start of negotiations and the timeline will be as mutually agreed subsequently by ERHC and ANP-STP. ERHC has 100 percent working interests of EEZ Blocks 4 and 11 with no signature bonus obligations attached to those interests.

Results of Operations

Three Months Ended March 31, 2011 Compared with the Three Months Ended March 31, 2010

General and administrative expenses decreased from $1,249,339 in the three months ended March 31, 2010 to $1,030,474 in three months ended March 31, 2011.

During the three months ended March 31, 2011, the Company had a net loss of $1,029,698 compared with a net loss of $1,258,851 for the three months ended March 31, 2010. This decrease occurred due to an ongoing effort to reduce operating expenses and was due primarily to a reduction in legal and consulting expenses

Six Months Ended March 31, 2011 Compared with the Six Months Ended March 31, 2010

General and administrative expenses increased from $2,058,872 in the six months ended March 31, 2010 to $2,250,967 in the six months ended March 31, 2011.  This increase occurred despite an ongoing effort to reduce operating expenses and was due primarily to expenses related to the Company's proposed listing on the Alternative Investment Market ("AIM") of the London Stock Exchange that totaled $340,150 in the six months ended March 31, 2011 with no similar expenses in 2010, partially offset by a reduction in legal and consulting expenses.

During the six months ended March 31, 2011, the Company had a net loss of $2,254,250 compared with a net loss of $2,078,219 for the six months ended March 31, 2011.  The increase in net loss was due to the additional AIM listing expenses incurred in the six months ended March 31, 2011, partially offset by a reduction in legal and consulting expenses, as described above.

Liquidity and Capital Resources

As of March 31, 2011, the Company had $17,225,649 in cash, cash equivalents, short-term investments and positive working capital of $17,211,137.  Management believes that this cash position should be sufficient to support the Company’s working capital requirements for more than 12 months.

Off-Balance Sheet Arrangements

At March 31, 2011, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on its financial condition or results of operations.

Debt Financing Arrangements

At March 31, 2011, the Company had short-term debt of $33,513 bearing interest at 5.5% per year payable to an individual. The Company had other total current liabilities of $242,608 including $49,830 in accrued compensation owed to directors for serving on the ERHC board.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company’s current focus is to exploit its primary assets, which are rights to working interest in the JDZ and EEZ under agreements with the JDA and DRSTP respectively.  The Company intends to continue to form relationships with other oil and gas companies with operational, technical and financial capabilities, to partner with the Company in leveraging its interests in the EEZ and the JDZ.  The Company currently has no other operations.

At March 31, 2011, all of the Company’s operations were located outside the United States.  The Company’s primary assets are agreements with DRSTP and the JDA which provide ERHC with rights to participate in exploration and production activities in the Gulf of Guinea off the coast of West Africa.  This geographic area of interest is controlled by foreign governments that have historically experienced volatility of which is out of management’s control. The Company’s ability to exploit its interests in the agreements in this area may be impacted by this circumstance.

The future success of the Company’s international operations may also be adversely affected by risks associated with international activities that include financial, economic and labor conditions, political instability, risk of war, expropriation, renegotiation or modification of existing contracts, tax laws (including host-country import-export, excise and income taxes and United States taxes on foreign subsidiaries) and changes in the value of the U.S. dollar relative to the local currencies in which future oil and gas producing activities may be denominated.  Furthermore, changes in exchange rates may adversely affect the Company’s future results of operations and financial condition.

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

Item 4.  Controls and Procedures

The Company’s  Chief Executive Officer and Principal Accounting Officer participated in an evaluation by management regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2011.  Based on their participation in that evaluation, the Company’s Chief Executive Officer and Principal Accounting Officer concluded that as of March 31, 2011, our disclosure controls and procedures are effective and ensure that the information required to be disclosed in the reports that ERHC files or submits under the Exchange Act, is accumulated and communicated to our management; including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure under the Exchange Act. ERHC officers also concluded on March 31, 2011 that our disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms.

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

On May 4, 2006, a search warrant issued by the U.S. District Court of the Southern District of Texas, Houston Division, was executed on ERHC seeking various records including, among others, documents, if any, related to correspondence with foreign governmental officials or entities in São Tomé and Nigeria.  The search warrant cited, among other things, possible violations of the Foreign Corrupt Practices Act (“FCPA”), Section 10(b) of the Exchange Act, Rule 10b-5 under the Exchange Act, and criminal conspiracy and wire fraud statutes.

A related SEC subpoena was issued on May 9, 2006, and a second related subpoena issued on August 29, 2006.  The subpoenas requested from ERHC a range of documents including all documents related to correspondence with foreign governmental officials or entities in São Tomé and Nigeria, personnel records (specifically, those regarding the Company’s former Chief Financial Officer, Franklin Ihekwoaba) and other corporate records.  ERHC’s attorneys, Akin Gump Strauss Hauer & Feld LLP, assisted ERHC in responding to all subpoenas. On July 5, 2007, the U.S. Senate Committee on Governmental Affairs’ Permanent Subcommittee on Investigations served ERHC with a subpoena in connection with its review of matters relating to the potential abuse of payments made to foreign governments. The subpoena, as amended on July 18, 2007, sought documents and information regarding ERHC’s activities, particularly those related to the acquisition of ERHC’s interests in the Gulf of Guinea.  ERHC’s attorneys, Akin Gump Strauss Hauer & Feld LLP, assisted ERHC in responding to all subpoenas.

In January 2010, all the documents taken by federal investigators from the Company’s corporate headquarters in May 2006 were returned to the Company. A total of 106 boxes containing original archival records from the Company’s inception until 2006 were returned.  As of March 31, 2011, the Company does not have any reason to believe that the investigations by the Department of Justice (DOJ) and the U.S. Senate Committee on Governmental Affairs’ Permanent Subcommittee Investigations are active. The Company has not received any formal communication of conclusion of the investigations, however, if any of the investigations were to proceed, the Company anticipates that these investigations may be lengthy and does not know when they will conclude.  If violations are found, the Company may be subject to criminal, civil and/or administrative sanctions, including substantial fines, and the resolution or disposition of these matters could have a material adverse effect on its business, prospects, operations, financial condition and cash flows.

On November 3, 2008, the Company filed a suit at the Federal High Court in Nigeria to prevent any tampering with its rights in JDZ Blocks 5 and 6 pending the outcome of arbitration over the said rights. The suit comes after the JDA and Joint Ministerial Council (JMC) of the Nigeria-São Tomé and Príncipe JDZ failed to give a satisfactory response to the Company’s letters seeking clarification on the Company’s rights in JDZ Blocks 5 and 6 following media reports stating that the JMC had approved of the Company’s removal from the Blocks. The Company was awarded a 15 percent working interest in each of the Blocks in a 2005 bid/licensing round conducted by the JDA following the exercise by ERHC of preferential rights in the Blocks as guaranteed by contract and treaty.  The dispute is entirely contractual. The JDA and the Government of DRSTP contend that certain correspondence issued by a previous CEO/President of the Company in 2006 amount to a relinquishment of the Company’s rights in Blocks 5 and 6 under the Company’s contracts with DRSTP which provide for the rights.  The Company contends that no such relinquishment has occurred and has sought recourse to arbitration accordingly.

In November 2008, the Company dispatched notices of arbitration for service on the JDA and the governments of Nigeria and São Tomé & Príncipe to commence arbitration in London. ERHC would like the London Court of International Arbitration to clarify that ERHC's interests in JDZ Blocks 5 and 6 remain intact.  The arbitration has been currently suspended while the Company pursues amicable settlement with the governments of Nigeria and São Tomé Príncipe.

Mr. Angelo de Jesus Bomfim, a São Tomé licensed attorney is claiming against ERHC the sum of twenty six thousand ($26,000) U.S. dollars plus interest. The claim stems from an alleged retainer owed to Mr. Bomfim by the Company under an alleged retainer agreement entered into in 1998 between the Company and Mr. Bomfim, and alleged retainer services rendered thereafter between 1998 and 1999.  The Company’s lawyers are handling the claim on behalf of the Company. The Company has instructed its lawyers to arrange for the vigorous defense of the case if it proceeds to litigation as Mr. Bomfim has threatened.  However, the Company has also instructed its lawyers attempt to negotiate an amicable settlement with Mr. Bomfim to avoid incurring exorbitant litigation cost.

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

Item 1A.  Risk Factors

Our operation and financial results are subject to various risks and uncertainties that could affect our business, financial condition, results of operations, and trading price of our common stock, including but not limited to, failing financial institutions.  Please refer to our annual report on Form 10-K for fiscal year 2010 for additional information concerning these and other uncertainties that could negatively impact the Company.

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

ERHC Energy Inc.

Name	Title	Date

/s/ Peter Ntephe	President , and	May 9, 2011
Peter Ntephe	Chief Executive Officer

/s/ Sylvan Odobulu	Controller	May 9, 2011
Sylvan Odobulu	Principal Accounting Officer