Form 10-Q
period 2011-06-30
ERHC Energy Inc
filed 2011-08-09
CIK 799235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and, (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares of common stock, par value $0.0001 per share, outstanding as of July 31, 2011 was 737,518,835

ERHC ENERGY INC.

Part I. Financial Information		Page

Item 1.	Financial Statements	5

	Unaudited Consolidated Balance Sheets at June 30, 2011 and September 30, 2010	5

	Unaudited Consolidated Statements of Operations for the Three Months and Nine months Ended June 30, 2011 and 2010, and for the period from inception, September 5, 1995 to June 30, 2011	6

	Unaudited Consolidated Statements of Cash Flows for the Nine months Ended June 30, 2011 and 2010, and for the period from inception, September 5, 1995 to June 30, 2011	7

	Notes to Unaudited Consolidated Financial Statements	9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29

Item 4.	Controls and Procedures	30

Part II. Other Information

Item 1.	Legal Proceedings	31

Item 6.	Exhibits	33

	Signatures	34

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

These types of statements and other forward-looking statements inherently are subject to a variety of assumptions, risks and uncertainties that could cause actual results, levels of activity, performance or achievements to differ materially from those expected, projected or expressed in forward-looking statements.  These risks and uncertainties include, among others, the following:

•	general economic and business conditions;
•	worldwide demand for oil and natural gas;
•	changes in foreign and domestic oil and gas exploration, development and production activity;
•	oil and natural gas price fluctuations and related market expectations;
•	termination, renegotiation or modification of existing contracts;
•	the ability of the Organization of Petroleum Exporting Countries, commonly referred to as “OPEC”, to set and maintain production levels and pricing, and the level of production in non-OPEC countries;
•	policies of the various governments regarding exploration and development of oil and gas reserves;
•	advances in exploration and development technology;
•	the political environment of oil-producing regions;
•	political instability in the Democratic Republic of São Tomé and Príncipe (“DRSTP”), the Federal Republic of Nigeria and the Republic of Chad;
•	casualty losses;
•	competition;
•	changes in foreign, political, social and economic conditions;
•	risks of international operations, compliance with foreign laws and taxation policies and expropriation or nationalization of equipment and assets;
•	risks of potential contractual liabilities;
•	foreign exchange and currency fluctuations and regulations, and the inability to repatriate income or capital;
•	risks of war, military operations, other armed hostilities, terrorist acts and embargoes;
•	regulatory initiatives and compliance with governmental regulations;
•	compliance with environmental laws and regulations;
•	compliance with tax laws and regulations;
•	customer preferences;
•	effects of litigation and governmental proceedings;
•	cost, availability and adequacy of insurance;
•	adequacy of the Company’s sources of liquidity;
•	labor conditions and the availability of qualified personnel; and,

•	various other matters, many of which are beyond the Company’s control.

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30, 2011	September 30, 2010

ASSETS

Current assets:
Cash and cash equivalents	$9,810,229	$12,913,249
Marketable securities	5,006,747	5,000,958
Prepaid expenses and other	299,644	199,808

Total current assets	15,116,620	18,114,015

Investment in available-for-sale securities, at fair value (cost at June 30, 2011: $1,350,000)	711,719	-
DRSTP concession fee	2,931,348	2,839,500
Furniture and equipment, net	32,186	35,557
Deferred tax asset	2,018,398	2,018,398

Total assets	$20,810,271	$23,007,470

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$133,123	$471,506
Accounts payable, related party	76,329	-
Accrued interest	-	12,406
Current portion of convertible debt	-	33,513

Total current liabilities	209,452	517,425

Commitments and contingencies:

Shareholders' equity:
Preferred stock, par value $0.0001; authorized 10,000,000 shares; none issued and outstanding	-	-
Common stock, par value $0.0001; authorized 950,000,000 shares; issued and outstanding 738,408,854 and 729,317,944 shares at June 30, 2011 and September 30, 2010, respectively	73,841	72,932
Additional paid-in capital	99,280,510	97,401,297
Accumulated other comprehensive income	(638,281)	-
Accumulated deficit	(78,115,251)	(74,984,184)

Total shareholders’ equity	20,600,819	22,490,045

Total liabilities and shareholders' equity	$20,810,271	$23,007,470

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Nine months Ended June 30,		Inception to June 30,
	2011	2010	2011	2010	2011

Costs and expenses:
General and administrative	$887,421	$1,435,212	$3,138,388	$3,494,084	$80,840,657
Depreciation and depletion	6,319	7,106	18,461	25,921	1,503,576
Gain on sale of partial interest in DRSTP concession	-	-	-	-	(30,102,250)
Write-offs & abandonments	-	-	-	-	7,742,128

Total costs and expenses	(893,740)	(1,442,318)	(3,156,849)	(3,520,005)	(59,984,111)

Other income and (expenses):
Interest income	4,055	88	13,834	477	4,843,197
Gain (loss) from settlements	-	-	-	-	117,310
Other income	-	-	-	-	439,827
Interest expense	-	(462)	(920)	(1,383)	(12,131,511)
Provision for loss on deposits	-	-	-	-	(5,292,896)
Gain (loss) on extinguishment of debt	12,868	-	12,868	-	(5,736,707)

Total other income and (expenses), net	16,923	(374)	25,782	(906)	(17,760,780)

Loss before benefit (provision) for income taxes	(876,817)	(1,442,692)	(3,131,067)	(3,520,911)	(77,744,891)

Benefit (provision) for income taxes:
Current	-	-	-	-	(1,330,360)
Deferred	-	-	-	-	960,000

Total benefit (provision) for income taxes	-	-	-	-	(370,360)

Net loss	$(876,817)	$(1,442,692)	$(3,131,067)	$(3,520,911)	$(78,115,251)

Net loss per common share -basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares of common shares outstanding - basic and diluted	738,408,854	723,050,444	738,242,354	723,050,444

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months Ended June 30,		September 5, 1995 (inception) to June 30,
	2011	2010	2011

Cash Flows From Operating Activities:
Net loss	$(3,131,067)	$(3,520,911)	$(78,115,251)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and depletion expense	18,461	25,921	1,503,576
Provision for loss on deposits	-	-	5,292,896
Write-offs and abandonments	-	-	7,742,128
Deferred income taxes	-	-	(2,018,398)
Compensatory stock options	-	26,283	1,308,240
Gain from settlement	-	-	(617,310)
Gain on sale of partial interest in DRSTP concession	-	-	(30,102,250)
Amortization of beneficial conversion feature associated with convertible debt	-	-	2,793,929
Amortization of deferred compensation	-	-	1,257,863
(Gain ) loss on extinguishment of debt	(12,868)	-	5,669,500
Stock issued for services	-	-	20,897,077
Stock issued for settlements	-	-	225,989
Stock issued for officer bonuses	58,622	-	5,120,003
Stock issued for interest and penalties on convertible debt	-	-	10,631,768
Stock issued for board compensation	-	-	2,652,448
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(99,836)	115,552	(299,643)
Accounts payable and other accrued liabilities	(337,921)	21,106	(2,854,010)
Accounts payable, related party	76,329	55,744	76,329
Accrued retirement obligation	-	-	365,000

Net cash used in operating activities	(3,428,280)	(3,276,305)	(48,470,116)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,		September 5, 1995 (inception) to June 30,
	2011	2010	2011

Cash Flows From Investing Activities:
Purchase of U.S. Treasury Bills and accrued interest	$(5,789)	$-	$(5,006,747)
Purchase of investment in available-for-sale securities	(1,350,000)		(1,350,000)
Purchase of long-term investment	-	-	(5,292,896)
Purchase of DRSTP concession	(91,848)	-	(5,770,848)
Proceeds from sale of partial interest in DRSTP concession	-	-	45,900,000
Purchase of furniture and equipment	(15,090)	-	(962,537)

Net cash provided by (used in) investing activities	(1,462,727)	-	27,516,972

Cash Flows From Financing Activities:
Proceeds from warrants exercised	-	-	160,000
Proceeds from common stock, net of expenses	1,821,500	-	8,776,549
Proceeds from line of credit, related party	-	-	2,750,000
Proceeds from non-convertible debt, related party	-	-	158,700
Proceeds from convertible debt, related party	-	-	8,207,706
Proceeds from sale of convertible debt	-	-	9,019,937
Proceeds from bank borrowing	-	-	175,000
Proceeds from stockholder loans	-	-	1,845,809
Proceeds from stock subscription Receivable	-	-	913,300
Repayment of shareholder loans	-	-	(1,020,607)
Repayment of long-term debt	(33,513)	-	(223,021)

Net cash provided by financing activities	1,787,987	-	30,763,373

Net increase (decrease) in cash and cash equivalents	(3,103,020)	(3,276,305)	9,810,229

Cash and cash equivalents, beginning of period	12,913,249	22,428,728	-

Cash and cash equivalents, end of period	$9,810,229	$19,152,423	$9,810,229

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

Investment in available-for-sale securities

The Company has investments in publicly-traded equity securities which are being held for an indefinite period of time and are classified as available-for-sale.  These investments are recorded at fair value in accordance with provisions of Accounting Standards Codification (ASC) Topic 320 - Investments in Debt and Equity Securities. Any unrealized gains or losses are accounted for as a component of equity and is included accumulated other comprehensive income in the consolidated balance sheet. Any realized gains or losses on these securities are included in Other Income (Expense).

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2011 and September 30, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

June 30, 2011

	Quoted Prices In an Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

U.S. Treasury Bills	$5,006,747	$-	$-	$5,006,747
Common stock	711,719	-	-	711,719

	$5,718,466			$5,718,466

September 30, 2010

	Quoted Prices In an Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

U.S. Treasury Bills	$5,000,958	$-	$-	$5,000,958

During the three months ended June 30, 2011, the Company acquired a $1,350,000 investment in the common stock of Exile Resources, a Canadian oil and gas company that trades on the Toronto Stock Exchange’s Venture Exchange. The  $638,281 reduction in the value of the investment between the dates of purchase and June 30, 2011 is included as a reduction in stockholders' equity in accumulated other comprehensive income.

NOTE 3- CONCESSIONS

REPUBLIC OF CHAD

Award of Three Blocks in Chad to ERHC

On June 30, 2011 ERHC announced that after several months of negotiations between ERHC and the government of the Republic of Chad (“Chad”), three blocks for oil and gas exploration and development in Chad were awarded to the Company.  Management believes that the three blocks in Chad are of strategic importance because they diversify ERHC’s portfolio beyond the Gulf of Guinea, significantly increase the size of exploration acreage under the Company’s control and are onshore, in a country with proven production and reserves.

Production Sharing Contract on ERHC’s Three Blocks in Chad

On July 6, 2011, the Company announced that it had signed a production sharing contract (PSC) on the three oil blocks with the government of Chad. A PSC is an agreement that governs the relationship between ERHC (and any future joint-venture partners) and the government of Chad in respect of exploration and production in the Blocks awarded to the Company.  The PSC spells out, among other things, the work commitments (including acquisition of data, drilling of wells, social projects, etc.), the time frames for accomplishing the work commitments, how production will be shared between the parties and the government, and how the costs of exploration, development and production will be recovered.

The PSC with the government of Chad has an initial 8-year work program commitment, with the first four years comprising of geological and geophysical (“G&G”) studies (including the acquisition of seismic data), the next two years including a well commitment and the last two years including another well commitment.  The minimum expenditure on the work program over the 8 year period is $16 million. In the event of a discovery and commercial production from the Company’s blocks, the Company and any partners that have participated in the exploration will be entitled to recover up to 70% of the net hydrocarbon production (less any production royalty) as cost oil, until all the costs for exploration and development have been recovered. Production royalty is 14.25% in the case of crude oil and 5% in the case of natural gas.  No guarantee can be given currently that there will be production in commercial quantities or at all from the Company’s exploration acreage in Chad.

Names and Sizes of ERHC’s Chad Blocks

The names of the blocks and the sizes of Company's respective interests are as follows:

Block	ERHC Interest	Net ERHC acreage

Manga	100%	6,477 square kilometers or 1,600,501 acres

BDS 2008	100%	16,360 square kilometers or 4,042,644 acres

Chari-Ouest III	50%	4,500 square kilometers or 1,111,974 acres

NIGERIA – SAO TOME AND PRINCIPE JOINT DEVELOPMENT ZONE (“JDZ”)

Origin of ERHC’s Rights in the JDZ

In April 2003, the Company and the DRSTP entered into an Option Agreement (the “2003 Option Agreement”) in which the Company relinquished certain financial interests in the Joint Development Zone (“JDZ”) in exchange for exploration rights in the JDZ.  The Company additionally entered into an Administration Agreement with the Nigeria-São Tomé and Príncipe Joint Development Authority (“JDA”).  The Administration Agreement is the formal agreement by the JDA that it will fully implement ERHC’s preferential rights to working interests in the JDZ acreage as set forth in the 2003 Option Agreement and describes certain procedures regarding the exercising of these rights.  Following the exercise of ERHC’s rights as set forth in the 2003 Option Agreement, the JDA confirmed the award in 2004 of participating interests to ERHC in JDZ Blocks 2, 3, 4, 5, 6 and 9 of the JDZ.

ERHC’s Current Rights in the JDZ

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

The Original Participating Interest is the interest granted pursuant to the 2003 Option Agreement. ERHC has not assigned or transferred any of its participating interests  in Blocks 5, 6 and 9.

Particulars of ERHC’s Participating Agreements in the JDZ

The following are the particulars of the Participating Agreements by which ERHC assigned some of its participating interests in JDZ Blocks 2, 3 and 4 to technical partners who are operating the Blocks and carrying ERHC’s proportionate share of costs in the Blocks until production, if any, commences from the Blocks:

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

Under the terms of the Participation Agreements, Sinopec and Addax agreed to pay all of ERHC’s future costs for petroleum operations (“the carried costs”) in respect of ERHC's retained interests in the blocks. Additionally, Sinopec and Addax are entitled to 100% of ERHC’s allocation of cost oil plus up to 50% of ERHC’s allocation of profit oil from the retained interests on individual blocks until Sinopec and Addax Sub recover 100% of ERHC’s carried costs

Extension of Exploration Phase 1 in JDZ Blocks 2, 3 and 4

During the quarter ended June 30, 2011, the JDA approved an extension of Exploration Phase 1 in JDZ Blocks 2, 3 and 4 until March 14, 2012. The extension is subject to final approval by the Nigeria-São Tomé & Príncipe Joint Ministerial Council (“JMC”).  The extension will enable comprehensive analysis of the findings in the first phase of exploration program in the three Blocks with a view to enhancing the decision-making on the exploration program.  Between August 2009 and January 2010, one exploration well was drilled in Block 2, one exploration well was drilled in Block 3 and three exploration wells were drilled in Block 4.

SAO TOME AND PRINCIPE EXCLUSIVE ECONOMIC ZONE (“EEZ”)

Under an agreement with the government  of Sao Tome and Principe (“STP”) prior to the 2003 Option Agreement, ERHC was vested with the rights to participate in exploration and production activities in the EEZ.  These rights included (a) the right to receive up to 100% of two blocks of ERHC’s choice and (b) the option to acquire up to a 15% paid working interest in each of two additional blocks of ERHC’s choice in the EEZ.  In 2010, ERHC exercised its rights to receive up to 100% of two blocks of ERHC’s choice in the EEZ and was duly awarded Blocks 4 and 11 of the EEZ by the government of STP.  ERHC will decide whether to take up the option to acquire up to a 15% paid working interest in each of two additional blocks of the EEZ when called upon to exercise the option by the government of STP in accordance with the agreements which provide for the rights and option.

NOTE 4 – INCOME TAXES

At June 30, 2011, the Company had a consolidated Net Operating Loss carry-forward (“NOL”) of approximately $21,200,000 expiring through 2030.

The composition of deferred tax assets and the related tax effects at June 30, 2011 and September 30, 2010 are as follows:

	June 30, 2011	September 30, 2010

Net operating losses	$7,234,671	$6,190,040
Deferred tax asset	2,018,398	2,018,398
Allowance for loss on deposits	449,896	449,896
Other	81,771	81,771

Total deferred tax assets	9,784,736	8,740,105
Valuation allowance	(7,766,338)	(6,721,707)

Net deferred tax asset	$2,018,398	$2,018,398

The difference between the income tax benefit (provision) in the accompanying consolidated statements of operations and the amount that would result if the U.S. federal statutory rate of 34% were applied to pre-tax income (loss) for the three months and nine months ended June 30, 2011 and 2010, is as follows:

	Three Months Ended June 30,		Nine months Ended June 30,
	2011	2010	2011	2010

Net loss at federal statutory rate	$298,118	$490,515	$1,064,563	$1,197,110
Stock compensation	(6,644)	-	(19,932)	-
Change in valuation allowance	(291,474)	(490,515	(1,044,631)	(1,197,110)

Tax provision	$-	$-	$-	$-

In preparing the Company’s consolidated financial statements, the Company assesses the likelihood that its deferred tax assets will be realized from future taxable income. The Company establishes a valuation allowance if it determines that it is more likely than not that some portion of the deferred tax assets will not be realized. Changes in the valuation allowance, when recorded, would be included in its consolidated statements of operations as a provision for (benefit from) income taxes. The Company exercises significant judgment in determining its provisions for income taxes, its deferred tax assets and liabilities and its future taxable income for purposes of assessing its ability to utilize any future tax benefit from its deferred tax assets. During 2011, the Company assessed the need for a valuation allowance against its deferred tax assets. The deferred tax asset valuation allowance was $7,766,338 as of June 30, 2011. The valuation allowance relates to the net operating losses and certain deductions that may not be realized for tax purposes.

NOTE 5 – CONVERTIBLE DEBT

During the nine months ended June 30, 2011, the Company paid off the remaining convertible debt as well as the related interest and recognized a gain on the extinguishment of debt of $12,868.

NOTE 6 - STOCKHOLDERS' EQUITY

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

For the nine months ended June 30, 2011, the Company recognized stock-based compensation expense of $58,622 for shares issued to employees in fiscal year 2010 which vested during the period.  The unamortized compensation cost for these shares as of June 30, 2011 amounted to $51,747.

A summary of warrant activities for the three months ended June 30, 2011 is as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term	Intrinsic Value
Outstanding at September 30, 2010	6,500,000	$0.36	3.8 years	$-
Granted	7,277,729	0.28	4.3 years	-
Exercised	-	-
Expired/cancelled/forfeited	-	-
Outstanding at June 30, 2011	13,777,729	$0.32	3.7 years	$-
Exercisable at June 30, 2011	13,777,729	$0.32	3.7 years	$-

Warrants issued in the nine months ended June 30, 2011 have a weighted average grant date fair value of $0.10.

NOTE 7 - COMPREHENSIVE LOSS

Following is an analysis of comprehensive loss for the three and nine months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Nine months Ended June 30,
	2011	2010	2011	2010

Net loss	$(876,817)	$(1,442,692)	$(3,131,067)	$(3,520,911)
Unrealized loss on investment in available-for-sale securities	(638,281)	-	(638,281)	-

Total comprehensive loss	$(1,515,098)	$(1,442,692)	$(3,769,348)	$(3,520,911)

NOTE 8 – LEGAL PROCEEDINGS

DOJ, SEC AND U.S. SENATE COMMITTEE SUBPOENAS

Service of Subpoenas relating to ERHC’s Gulf of Guinea (JDZ and EEZ) activities

On May 4, 2006, a search warrant issued by the U.S. District Court of the Southern District of Texas, Houston Division, was executed by the Department of Justice on ERHC seeking various records including, among others, documents, if any, related to correspondence with foreign governmental officials or entities in São Tomé and Nigeria.  The search warrant cited, among other things, possible violations of the Foreign Corrupt Practices Act (“FCPA”), Section 10(b) of the Exchange Act, Rule 10b-5 under the Exchange Act and criminal conspiracy and wire fraud statutes.

A related SEC subpoena was issued on May 9, 2006, and a second related subpoena issued on August 29, 2006.  The subpoenas requested from ERHC a range of documents including all documents related to correspondence with foreign governmental officials or entities in São Tomé and Nigeria, personnel records regarding the Company’s former Chief Financial Officer, Franklin Ihekwoaba, and other corporate records.

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

ERHC’s attorneys, Akin Gump Strauss Hauer & Feld LLP, assisted ERHC in responding to all the subpoenas.

Subpoenas are requests for information and do not necessarily mean that any further or other proceedings against the Company or any individuals connected with the Company will occur.

Subsequent Events to Service of Subpoenas and ERHC’s response to the Subpoenas

In January 2010, all the documents taken by federal investigators from the Company’s corporate headquarters in May 2006 were returned to the Company. A total of 106 boxes containing original archival records from the Company’s inception until 2006 were returned.

As of June 30, 2011, the Company does not have any reason to believe that the investigations by the SEC, Department of Justice (DOJ) and the U.S. Senate Committee on Governmental Affairs’ Permanent Subcommittee Investigations are active.

The Company has not received any formal communication of conclusion of the investigations, however.   If any of the investigations were to proceed, they may be lengthy and the Company cannot predict when will conclude in that event.  If suspected violations are found, the Company may be subject to criminal, civil and/or administrative proceedings which might result in sanctions, including substantial fines, and the resolution or disposition of these matters could have a material adverse effect on its business, prospects, operations, financial condition and cash flows.

JDZ BLOCKS 5 AND 6

Lawsuit

On November 3, 2008, the Company filed a suit at the Federal High Court in Nigeria to prevent any tampering with its rights in JDZ Blocks 5 and 6 pending the outcome of arbitration over the said rights. The suit came after the JDA and Joint Ministerial Council (“JMC”) of the Nigeria-São Tomé and Príncipe JDZ failed to give a satisfactory response to the Company’s letters seeking clarification on the Company’s rights in JDZ Blocks 5 and 6 following media reports stating that the JMC had approved of the Company’s removal from the Blocks.

The Company was awarded a 15 percent working interest in each of the Blocks in a 2004/5 bid/licensing round conducted by the JDA following the exercise by ERHC of preferential rights in the Blocks as guaranteed by contract and treaty.  The dispute is entirely contractual. The JDA and the Government of STP contend that certain correspondence issued by a previous CEO/President of the Company in 2006 amount to a relinquishment of the Company’s rights in Blocks 5 and 6 under the Company’s contracts with STP which provide for the rights.  The Company contends that no such relinquishment has occurred and has sought recourse to arbitration accordingly.

Arbitration

In November 2008, the Company dispatched notices of arbitration for service on the JDA and the governments of Nigeria and São Tomé & Príncipe to commence arbitration in London. ERHC wants the London Court of International Arbitration to clarify that ERHC's interests in JDZ Blocks 5 and 6 remain intact.

Suspension of Proceedings on the Lawsuit and Arbitration

Proceedings on the suit and the arbitration  are currently suspended while the Company pursues amicable settlement with the governments of Nigeria and São Tomé Príncipe.

SÃO TOMÉ CLAIM

Mr. Angelo de Jesus Bomfim, a São Tomé licensed attorney is claiming against ERHC the sum of twenty six thousand ($26,000) plus interest. The claim stems from an alleged retainer owed to Mr. Bomfim by the Company under an alleged retainer agreement entered into in 1998 between the Company and Mr. Bomfim, and alleged retainer services rendered thereafter between 1998 and 1999.  The Company’s lawyers are handling the claim on behalf of the Company. The Company has instructed its lawyers to arrange for the vigorous defense of the case if it proceeds to litigation as Mr. Bomfim has threatened.  However, the Company has also instructed its lawyers to attempt to negotiate an amicable settlement with Mr. Bomfim.

ROUTINE CLAIMS

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

Overview

ERHC Energy Inc., a Colorado corporation, (“ERHC” or the “Company”) was incorporated in 1986 and was engaged in a variety of businesses until 1996, when it began its current operations.  The Company’s goal is to maximize its value through exploration and exploitation of oil and gas resources in Africa including its rights to working interests in exploration acreage in the Republic of Chad (“Chad”), in the Joint Development Zone (“JDZ”) between the Democratic Republic of São Tomé and Príncipe (“STP”) and the Federal Republic of Nigeria (“FRN or “Nigeria”) and in the exclusive economic zone of São Tomé (the “Exclusive Economic Zone” or “EEZ”).

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

Apart from its oil and gas exploration activities in Chad, the JDZ and the EEZ, ERHC currently has no other operations but   pursuing other opportunities in the broad petroleum and related industries.  These other opportunities being pursued by the Company include the acquisition of significant equity stakes in other oil and gas exploration and production companies and therefore an indirect interest in the underlying exploration and production assets of such other companies.

CURRENT BUSINESS OPERATIONS

REPUBLIC OF CHAD

Award of Three Blocks in Chad to ERHC

On June 30, 2011 ERHC announced that after several months of negotiations between ERHC and the government of the Republic of Chad (“Chad”), three blocks for oil and gas exploration and development in Chad were awarded to the Company.  Management believes that the three blocks in Chad are of strategic importance because they diversify ERHC’s portfolio beyond the Gulf of Guinea, significantly increase the size of exploration acreage under the Company’s control and are onshore, in a country with proven production and reserves.

Production Sharing Contract on ERHC’s Three Blocks in Chad

On July 6, 2011, the Company announced that it had signed a production sharing contract (PSC) on the three oil blocks with the government of Chad. A PSC is an agreement that governs the relationship between ERHC (and any future joint-venture partners) and the government of Chad in respect of exploration and production in the Blocks awarded to the Company.  The PSC spells out, among other things, the work commitments (including acquisition of data, drilling of wells, social projects, etc.), the time frames for accomplishing the work commitments, how production will be shared between the parties and the government, and how the costs of exploration, development and production will be recovered.

The PSC with the government of Chad has an initial 8-year work program commitment, with the first four years comprising of geological and geophysical (“G&G”) studies (including the acquisition of seismic data), the next two years including a well commitment and the last two years including another well commitment.  The minimum expenditure on the work program over the 8 years is $16 million. In the event of a discovery and commercial production from the Company’s blocks, the Company and any partners that have participated in the exploration will be entitled to recover up to 70% of the net hydrocarbon production (less any production royalty) as cost oil, until all the costs for exploration and development have been recovered. Production royalty is 14.25% in the case of crude oil and 5% in the case of natural gas.  No guarantee can be given currently that there will be production in commercial quantities or at all from the Company’s exploration acreage in Chad.

Names and Sizes of ERHC’s Chad Blocks

The names of the blocks and the sizes of Company's respective interests are as follows:

Block	ERHC Interest	Net ERHC acreage

Manga	100%	6,477 square kilometers or 1,600,501 acres

BDS 2008	100%	16,360 square kilometers or 4,042,644 acres

Chari-Ouest III	50%	4,500 square kilometers or 1,111,974 acres

Chad Oil Overview

Chad is one of the most exciting new areas for oil exploration and production in Africa.  The country covers almost 1,284,000 km2 and is situated in what has become a golden triangle of African oil production.  Chad is bordered in the North by Libya which has the largest crude oil reserves in Africa and is Africa’s second largest producer.  Nigeria, to the West of Chad, is Africa’s largest crude oil producer and has Africa’s largest reserves of natural gas.  Chad is bordered in the East by Sudan which is Sub-Saharan Africa’s third largest producer of crude oil.  Cameroon which borders Chad to the South West is also a net exporter of crude oil.

Chad is among Sub-Saharan Africa’s most significant crude oil producers.  The country has proven oil reserves of 1.5 billion barrels with studies establishing the prospect of more discoveries. Production came on stream in 2003 when a consortium of Chevron, Esso E&P (Exxon) and Petronas brought the Miandoum field into production.  Production followed from the Kome and Bolobo fields in 2004 while the Nya, Moundouli and Maikeri fields went into production between 2005 and 2007.  In 2007, the Chinese National Petroleum Company (“CNPC”) began producing from the Mimosa and Ronier fields in the Bongor basin in South Western Chad.

Chad began to export oil in 2004.  The export route is through the Chad-Cameroon pipeline completed in 2003 at a cost of over $3.7 billion.  The pipeline runs 1,000 km from Chad’s prolific Doba basin through Cameroon’s Logone Birni basin to the port of Kribi in the Gulf of Guinea.  A new, 300 km pipeline has been constructed to transport crude oil from the Koudalwa field in the South Western Chari-Buguirmi region to the Djarmaya refinery.  The Djarmaya refinery, situated about 40 km North of N’Djamena, Chad’s capital, was built as a joint venture between CNPC and the Chadian state oil company, SHT.  The refinery became operational in July 2011 and has an initial capacity of 20,000 barrels of oil per day which will rise later to 60,000 barrels of oil per day.

ERHC has a 100% in the Manga Block which is north of Lake Chad, along the border with Niger.  The Company also has 100% and 50% interests respectively in BDS 2008 and Chari-Ouest Block 3 which lie next to the prolific Doba and Doseo Basin oilfields. In 2010, the Doba and Doseo Basin oilfields had an average production of 122,500 barrels of crude oil per day.  BDS 2008 is also bounded by the Bongor basin which hosts the producing Mimosa and Ronier fields.  Extensive exploration activity in the three basins has resulted in many discoveries, including the Benoy-1 in Chari-Ouest Block 3 by the Taiwanese Company, OPIC. The Benoy-1 discovery, while lying outside ERHC’s notified acreage area, is estimated to have the potential for up to 9,800 barrels of high-quality, light crude per day and 1.2 million cubic feet of natural gas per day The Doba and Doseo basins are part of the Central African rift system.  They contain up to 10 km of non-marine sediments recording the complex tectonic and climatic evolution of the region from Early Cretaceous to the present. The Doba basin is within the oil-proved zone confirmed by the M’biku and Belanga Wells. The Doseo Basin is one of the tertiary –cretaceous Chad rift basins. The basin is bordered by the Central African Republic in the South and South East. Wells drilled in this basin include Kedini-1, Keita-1, Kibea-1, Kikwey-1 Maku-1, Nya-1, North Sako-1, Tega-1, Bambara-1 and Bona Kaba-1. These wells were drilled by Exxon and Conoco and were all hydrocarbon shows except for Keita-1 and Bona Kaba-1

Proposed Work Program

The proposed minimum exploration work program under the PSC with Chad consists of an initial period of four years, divided into two sub-periods of two years each.  This initial period is followed by two further periods of two years each.  The proposed work commitments under the program cover the three blocks as a whole and are as follows:

Initial Period (4 years)

The first two-year sub-period covers geological work including regional geology and field studies utilizing existing well logs and 2D seismic data, construction of regional structure isopach and facies maps and cross-sections at key formation tops, acquisition and studying of satellite seep data on a regional scope, organization of G&G database and basin evaluation and modeling to describe petroleum system and migration paths.    The sub-period also includes such geophysical work as the acquisition and study of available gravity and magnetic surveys to define the major structural elements, reprocessing of the existing 2D seismic data, interpretation of the existing 2D seismic data to prepare regional structure maps at key formations and tectonic horizons, acquisition of 2,000km of 2D seismic over the prospects and leads based on the outcome of gravity/magnetic  and 2D seismic interpretations and mappings, geophysical analysis to enhance the prospects, and acquisition of 3D seismic data over mature prospects.

The second two-year sub-period includes geological and geophysical work such as merging and editing the reprocessed 2D seismic data with newly acquired 3D seismic data, detailed interpretation and mapping of 3D seismic, generation, upgrading and prioritizing of drilling prospects.  During this period, the contractor shall also determine the most practical method of drilling applicable to the area, taking into account health, safety, environmental issues and other factors.

Second Exploration Period (2 years)

This period covers geological work including the conduct of play analysis to define charge, seal, trap, reservoir, timing, source and maturation.  It also covers geophysical work such as the acquisition and interpretation of 1,500Km of seismic data over the prospective area to add to or enhance the prospect inventory.  One exploration well is expected to be drilled during this period.

Third Exploration Period (2 years)

This period covers geological work including the re-evaluation of the maps and studies with respect to the information from the well, acquisition of 1,500km of 2D seismic data over the prospective area and upgrading and increasing of the prospect inventory utilizing the new seismic data. One exploration well is expected to be drilled during this period.

NIGERIA – SAO TOME AND PRINCIPE JOINT DEVELOPMENT ZONE (“JDZ”)

Origin of ERHC’s Rights in the JDZ

In April 2003, the Company and the DRSTP entered into an Option Agreement (the “2003 Option Agreement”) in which the Company relinquished certain financial interests in the Joint Development Zone (“JDZ”) in exchange for exploration rights in the JDZ.  The Company additionally entered into an Administration Agreement with the Nigeria-São Tomé and Príncipe Joint Development Authority (“JDA”).  The Administration Agreement is the formal agreement by the JDA that it will fully implement ERHC’s preferential rights to working interests in the JDZ acreage as set forth in the 2003 Option Agreement and describes certain procedures regarding the exercising of these rights.  Following the exercise of ERHC’s rights as set forth in the 2003 Option Agreement, the JDA confirmed the award in 2004 of participating interests to ERHC in JDZ Blocks 2, 3, 4, 5, 6 and 9 of the JDZ.  Subsequently, ERHC jointly bid with internationally renowned technical partners for additional participating interests in the JDZ during the 2004/5 licensing round of conducted by the JDA.

ERHC’s Current Rights in the JDZ

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

The Original Participating Interest is the interest granted pursuant to the 2003 Option Agreement. ERHC has not assigned or transferred any of its participating interests in Blocks 5, 6 and 9.

Particulars of ERHC’s Participating Agreements in the JDZ

The following are the particulars of the Participating Agreements by which ERHC assigned some of its participating interests in JDZ Blocks 2, 3 and 4 to technical partners who are operating the Blocks and carrying ERHC’s proportionate share of costs in the Blocks until production, if any, commences from the Blocks:

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

Under the terms of the Participation Agreements Sinopec and Addax agreed to pay all of ERHC’s future costs for petroleum operations (“the carried costs”) in respect of ERHC's retained interests in the blocks. Additionally, Sinopec and Addax are entitled to 100% of ERHC’s allocation of cost oil plus up to 50% of ERHC’s allocation of profit oil from the retained interests on individual blocks until Sinopec and Addax Sub recover 100% of ERHC’s carried costs

On or about October 2, 2009, Sinopec International Petroleum Exploration and Production Corporation acquired all of the outstanding shares of Addax Petroleum Corporation

Extension of Exploration Phase 1 in JDZ Blocks 2, 3 and 4

During the quarter ended June 30, 2011, the JDA approved an extension of Exploration Phase 1 in JDZ Blocks 2, 3 and 4 until March 14, 2012. The extension is subject to final approval by the Nigeria-São Tomé & Príncipe Joint Ministerial Council (“JMC”).  The extension will enable comprehensive analysis of the findings in the first phase of exploration program in the three Blocks with a view to enhancing the decision-making on the exploration program.  Between August 2009 and January 2010, one exploration well was drilled in Block 2, one exploration well was drilled in Block 3 and three exploration wells were drilled in Block 4.  The wells were all drilled within budget and according to the time allocated resulting in the fulfillment of the work commitments for Exploration Phase 1 in the Blocks.  Biogenic methane gas was discovered in at least three of the wells.

SAO TOME AND PRINCIPE EXCLUSIVE ECONOMIC ZONE (“EEZ”)

Origin of ERHC’s Rights in the EEZ

Under an agreement with the government Sao Tome and Principe (“STP”) prior to the 2003 Option Agreement, ERHC was vested with the rights to participate in exploration and production activities in the EEZ.  These rights included (a) the right to receive up to 100% of two blocks of ERHC’s choice and (b) the option to acquire up to a 15% paid working interest in each of two additional blocks of ERHC’s choice in the EEZ.  In 2010, ERHC exercised its rights to receive up to 100% of two blocks of ERHC’s choice in the EEZ and was duly awarded Blocks 4 and 11 of the EEZ by the government of STP.  ERHC will decide whether to take up the option to acquire up to a 15% paid working interest in each of two additional blocks of the EEZ when called upon to exercise the option by the government of STP in accordance with the agreements which provide for the rights and option.

Talks toward PSCs in the EEZ

A PSC is an agreement that governs the relationship between the Company (and its joint venture partners) and the government of São Tomé and Príncipe in respect of exploration and production in any Block awarded to the Company.  The PSC spells out, among other things, the work commitments (including acquisition of data, drilling of wells, social projects, etc.), the time frames for accomplishing the work commitments, how production will be shared between the parties and the government, and how the costs of exploration, development and production will be recovered.

During the quarter ended June 30, 2011, ERHC and the National Petroleum Agency of STP (“STP-ANP”) commenced preliminary discussions toward the negotiation of PSCs over Block 4 and Block 11 of the EEZ. A timetable for the negotiation of the PSCs will be as eventually agreed between the STP-ANP and ERHC.  .

ERHC’s management is looking to negotiate PSCs for the EEZ Blocks that will be attractive to potential joint venture partners. Discussions are continuing simultaneously with prospective operating partners for ERHC’s EEZ Blocks.

Overview of ERHC’s EEZ Blocks

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

EEZ Block 4 is 5,808 square km, situated directly east of the island of Príncipe. The northeastern area near EEZ Block 4 contains a large graben structure, which is bound by the Kribi Fracture Zone.

EEZ Block 11 totals 8,941 square km, situated directly east of the island of São Tomé and abuts the territorial waters of Gabon. The southern area of the EEZ, where EEZ Block 11 is situated, contains parts of the Ascension and Fang Fracture Zones.

INVESTMENT IN EXILE RESOURCES

On July 20, 2011 ERHC announced that it had increased its ownership interest in Exile Resources Inc ("Exile") to approximately 7.35%. Exile is a Canadian independent oil and gas company that trades on the Toronto Stock Exchange’s Venture Exchange under the symbol ERI. During the three months ended June 30, 2011, ERHC invested $1,350,000 in Exile stock in open market purchases. ERHC’s intention was to gain an indirect interest in Exile’s underlying oil and gas exploration and production assets as well as an ability to participate in the Exile’s decision making in respect of those assets.  ERHC has been particularly interested in Exile’s carried interest in the Akepo field in the Niger Delta, which is expected to begin producing later this year or in early 2012.

The Akepo field is located in the shallow waters of the southeastern area of Nigeria in OML 90. Exile Resources has 10 percent equity and up to a 17.5% economic interest in the field, with Oando Petroleum and Exploration Company (“Oando”) carrying its costs. Sogenal Ltd is the operator of the field. The Akepo-1STdiscovery is expected to produce between 2,500 and 3,000 barrels of oil per day when production begins.

 On August 2, 2011 Oando and Exile announced a proposed acquisition and financing transaction whereby Exile would acquire certain interests of Oando in Nigerian exploration licences.  According to the announcement, Exile would pay for the acquisition by issuing Exile shares to Oando so that Oando would own 100 million common shares out of 125 million issued and outstanding Exile shares after a planned share consolidation.  The transaction is subject to a definitive agreement which Oando and Exile will attempt to negotiate to give effect to the transaction on or before September 30, 2011.

AIM LISTING STATUS

ERHC and its advisers are currently reviewing the initial corporate due diligence carried out on the Company with a view to resolving any issues arising from the exercise. Arising from the initial observations, further due diligence has been required and commissioned on several aspects of the Company’s history. The due diligence exercise has covered ERHC’s history over the last 25 years but particularly since 1997. Completion of the review and successful resolution of any issues will clear the way for admission of ERHC to trading on AIM.

While the listing process has taken longer than expected, ERHC’s management believes that listing on the AIM or a similar international exchange is in the best interests of the company and its shareholders. An AIM listing will give ERHC access to a much larger pool of funds than the OTC Bulletin Board and to a market that has demonstrated long-standing affinity for West African oil and gas assets.

ACQUISITION OF OTHER OIL AND GAS EXPLORATION AND PRODUCTION ASSETS

Although ERHC is making considerable progress toward realizing the value of our oil and gas assets in Chad, the JDZ and the EEZ, it is still far from the point at which any of these oil and gas assets can begin to produce revenues. ERHC, therefore, seeks to identify and acquire assets with a shorter time horizon for revenue generation.

ERHC has identified and examined dozens of potential acquisition prospects and is holding discussions regarding a number of potential exploration and production opportunities in Africa. Ultimately, ERHC seeks a portfolio of assets and companies from which it can derive significant strategic value. The success of potential acquisitions depends on the availability of adequate financing.

CURRENT PLANS FOR OPERATIONS

ERHC’s principal assets are its interests in Chad, the JDZ and the EEZ. ERHC has no current sources of income from its operations. In addition to the existing Participation Agreements in JDZ Blocks 2, 3 and 4, the Company hopes to enter into Participation Agreements in in some or all of its other Blocks, but the timing or likelihood of such transactions cannot be predicted.  The Company believes that the Participation Agreements that it has entered into will be its primary source of future cash flow; however, the Company is exploring plans to generate operating income from new sources.  The Company plans to diversify its business activity by pursuing other growth opportunities which may include acquisition of revenue-producing assets in diverse geographical areas and forging strategic, new, business partnerships and alliances. To expand operations, ERHC is currently in negotiations for potential investments that would increase the Company’s presence in the African oil and gas industry and elsewhere.

ERHC cannot currently predict the outcome of negotiations for acquisitions in Africa, or, if successful, their impact on the Company's operations.

PLANS FOR FUNDING OF POTENTIAL ACQUISITIONS

ERHC's future plans may be dependent on the Company's ability to attract new funding. On July 7, 2010, the Company filed a registration statement on Form S-3 with the U.S. Securities and Exchange Commission (SEC), utilizing a “shelf” registration process or continuous offering process. Under this shelf registration process, the Company may, from time to time, sell up to $50,000,000 of the securities described in the prospectus in one or more offerings

Under the shelf registration, the Company sold 9,090,910 common shares for total proceeds of $2 million on October 6, 2010, pursuant to a securities purchase agreement.  An equivalent of 6,818,183 warrants with a term of 5 years and an exercise price of $0.28 were also issued to the investors along with the common shares sold.  The Company also issued to the placement agent a total of 459,546 warrants which have an exercise price of $0.275 and a term of approximately 5 years.  The Company received net proceeds under the securities purchase agreement of $1,821,500.  The fundraising and its proceeds have been instrumental in the Company’s recent acquisitions.

UPDATES AND INFORMATION

ERHC’s website at http://www.erhc.com has accurate information about the Company’s operations, assets, and initiatives and a FAQ page that is frequently updated to address the latest questions.

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

ERHC’s interests in the JDZ Blocks are in various stages of exploration. JDZ Blocks 2, 3 and 4 were the focus of an exploration campaign that concluded in January 2010. To date, no Production Sharing Contracts have been signed in either JDZ Block 5 or 6, and no operatorship has been awarded in JDZ Block 9.

In 2009, Sinopec and Addax, ERHC’s technical partners and operators in Blocks 2, 3 and 4 undertook an exploratory drilling campaign across the three blocks that was completed in January 2010. That drilling campaign was a coordinated effort made possible by two important transactions undertaken by Addax and Sinopec during 2009: (1) Addax’s acquisition of Anadarko Petroleum’s interest in Block 3, allowing Addax to become the operator in the Block 3 and (2) Sinopec’s acquisition of Addax.

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

2
The Bomu-1 well was drilled on time and within budget to a total depth of 3,580 meters resulting in the discovery of biogenic methane gas. As of June 30, 2011, the operator has not made any declaration of commerciality.

3
The Lemba-1 well was drilled on time and below budget to a total depth of 3,758 meters, biogenic methane gas was discovered in two sands.  As of June 30, 2011, the operator has not made any declaration of commerciality.

4
All wells were drilled on time and within budget to the planned depth.  Biogenic methane gas was discovered in multiple sands in both Kina well and Oki East well.  As of June 30, 2011, the operator has not made any declaration of commerciality.

General Information on Current Operations in Blocks 2, 3 and 4

The Joint Development Authority (JDA) has approved an extension of Exploration Phase 1 in Joint Development Zone (JDZ) Blocks 2, 3 and 4 until March 14, 2012. This JDA action is subject to final approval by the Nigeria-São Tomé & Príncipe Joint Ministerial Council. The extensions represent a commitment to comprehensive analysis of the findings so far in the first phase of exploration with a view to enhancing the decision-making on the exploration program. No guarantees can be given at that there will be any production in commercial quantities or production at all.

The extensions are important in the Company’s view because the JDZ encompasses a massive area that will require time, further technical analysis and possibly further deep offshore exploration to evaluate. Drilling is expected to take place in JDZ Block 1 within the coming year. ERHC does not hold interests in JDZ Block 1.  However, management believes that entry of one of the oil industry’s major operators as the new operator of Block 1 could positively impact exploration in the JDZ as a whole. Drilling in Block 1 could also provide potentially valuable information to assist the extended exploration phase 1 in the Blocks in which ERHC holds interests.

ERHC and its technical partners have obtained valuable information regarding the stratigraphy, sedimentology and structure of JDZ Blocks 2, 3 and 4 in the five-well drilling campaign undertaken between 2009 and 2010.   There are still more than a dozen additional prospects identified for potential future exploration.  JDZ Blocks 2, 3 and 4 cover a combined 2,215 square kilometers and the five wells in Exploration Phase 1 in those Blocks may not have provided  a complete understanding of the potential for those Blocks.

Management also understands that analyzing drilling results and incorporating them into the relevant geologic and fluid models takes time. Further, moving from field appraisal and development to production takes even more time. As has been the practice in the JDZ, accurate material information on the progress in the JDZ Blocks will emanate from the operators or the JDA.  ERHC will publish such information in a timely manner in accordance with ERHC’s contractual and regulatory obligations.

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

OPERATIONS IN THE EEZ

Under an agreement with the government Sao Tome and Principe (“STP”) prior to the 2003 Option Agreement, ERHC was vested with the rights to participate in exploration and production activities in the EEZ.  These rights included (a) the right to receive up to 100% of two blocks of ERHC’s choice and (b) the option to acquire up to a 15% paid working interest in each of two additional blocks of ERHC’s choice in the EEZ.  In 2010, ERHC exercised its rights to receive up to 100% of two blocks of ERHC’s choice in the EEZ and was duly awarded Blocks 4 and 11 of the EEZ by the government of STP.  ERHC will decide whether to take up the option to acquire up to a 15% paid working interest in each of two additional blocks of the EEZ when called upon to exercise the option by the government of STP in accordance with the agreements which provide for the rights and option.

In June 2011, ERHC and the National Petroleum Agency of STP (“STP-ANP”) commenced preliminary discussions toward the negotiation of PSCs over Block 4 and Block 11 of the EEZ. A timetable for the negotiation of the PSCs will be as eventually agreed between the STP-ANP and ERHC.  ERHC’s management is looking to negotiate PSCs for the EEZ Blocks that will be attractive to potential joint venture partners. Discussions are continuing simultaneously with prospective operating partners for ERHC’s EEZ Blocks

Background of the EEZ

An exclusive economic zone is an area beyond and adjacent to the territorial waters of a coastal nation which is subject to specific legal regimes established by international law.  In an exclusive economic zone, the coastal nation has sovereign rights established by international law to explore and exploit the natural resources in the zone.  The STP EEZ delineates an expanse of waters offshore São Tomé and Principe covering approximately 160,000 square km.  The EEZ is measured from claimed archipelagic baselines.  The territorial waters of STP extend to 12 nautical miles from the coast while the exclusive economic zone extends from the edge of the territorial waters to 200 nautical miles from the coast. The STP EEZ is the largest such zone in the Gulf of Guinea. Oceanic water depths around the two islands exceed 1,524 meters, depths that have only become feasible for oil production in the past few years; however, oil and gas are produced in the neighboring countries of Nigeria, Equatorial Guinea, Gabon and Congo.

OPERATIONS IN CHAD

Award of Three Blocks in Chad to ERHC

On June 30, 2011 ERHC announced that after several months of negotiations between ERHC and the government of the Republic of Chad (“Chad”), the government of Chad had awarded three blocks for oil and gas exploration and development to the Company.  Management believes that the three blocks in Chad are of strategic importance because they diversify ERHC’s portfolio beyond the Gulf of Guinea, significantly increase the size of exploration acreage under the Company’s control and are onshore, in a country with proven production and reserves.

Production Sharing Contract on ERHC’s Three Blocks in Chad

On July 6, 2011, the Company announced that it had signed a production sharing contract (PSC) on the three oil blocks with the government of Chad. A PSC is an agreement that governs the relationship between ERHC (and any future joint-venture partners) and the government of Chad in respect of exploration and production in the Blocks awarded to the Company.  The PSC spells out, among other things, the work commitments (including acquisition of data, drilling of wells, social projects, etc.), the time frames for accomplishing the work commitments, how production will be shared between the parties and the government, and how the costs of exploration, development and production will be recovered.

The PSC with the government of Chad has an initial 8-year work program commitment, with the first four years comprising of geological and geophysical (“G&G”) studies (including the acquisition of seismic data), the next two years including a well commitment and the last two years including another well commitment.  The minimum expenditure on the work program over the 8 years is $16 million. In the event of a discovery and commercial production from the Company’s blocks, the Company and any partners that have participated in the exploration will be entitled to recover up to 70% of the net hydrocarbon production (less any production royalty) as cost oil, until all the costs for exploration and development have been recovered. Production royalty is 14.25% in the case of crude oil and 5% in the case of natural gas.  No guarantee can be given currently that there will be production in commercial quantities or at all from the Company’s exploration acreage in Chad.

Names and Sizes of ERHC’s Chad Blocks

The names of the blocks and the sizes of Company's respective interests are as follows:

Block	ERHC Interest	Net ERHC acreage

Manga	100%	6,477 square kilometers or 1,600,501 acres

BDS 2008	100%	16,360 square kilometers or 4,042,644 acres

Chari-Ouest III	50%	4,500 square kilometers or 1,111,974 acres

Background of Chad

Chad is one of the most exciting new areas for oil exploration and production in Africa.  The country covers almost 1,284,000 km2 and is situated in what has become a golden triangle of African oil production.  Chad is bordered in the North by Libya which has the largest crude oil reserves in Africa and is Africa’s second largest producer.  Nigeria, to the West of Chad, is Africa’s largest crude oil producer and has Africa’s largest reserves of natural gas.  Chad is bordered in the East by Sudan which is Sub-Saharan Africa’s third largest producer of crude oil.  Cameroon which borders Chad to the South West is also a net exporter of crude oil.

Chad is among Sub-Saharan Africa’s most significant crude oil producers.  The country has proven oil reserves of 1.5 billion barrels with studies establishing the prospect of more discoveries. Production came on stream in 2003 when a consortium of Chevron, Esso E&P (Exxon) and Petronas brought the Miandoum field into production.  Production followed from the Kome and Bolobo fields in 2004 while the Nya, Moundouli and Maikeri fields went into production between 2005 and 2007.  In 2007, the Chinese National Petroleum Company (“CNPC”) began producing from the Mimosa and Ronier fields in the Bongor basin in South Western Chad.

Chad began to export oil in 2004.  The export route is through the Chad-Cameroon pipeline completed in 2003 at a cost of over $3.7 billion.  The pipeline runs 1,000 km from Chad’s prolific Doba basin through Cameroon’s Logone Birni basin to the port of Kribi in the Gulf of Guinea.  A new, 300 km pipeline has been constructed to transport crude oil from the Koudalwa field in the South Western Chari-Buguirmi region to the Djarmaya refinery.  The Djarmaya refinery, situated about 40 km North of N’Djamena, Chad’s capital, was built as a joint venture between CNPC and the Chadian state oil company, SHT.  The refinery became operational in July 2011 and has an initial capacity of 20,000 barrels of oil per day which will rise later to 60,000 barrels of oil per day.

ERHC has a 100% in the Manga Block which is north of Lake Chad, along the border with Niger.  The Company also has 100% and 50% interests respectively in BDS 2008 and Chari-Ouest Block 3 which lie next to the prolific Doba and Doseo Basin oilfields. In 2010, the Doba and Doseo Basin oilfields had an average production of 122,500 barrels of crude oil per day.  BDS 2008 is also bounded by the Bongor basin which hosts the producing Mimosa and Ronier fields.  Extensive exploration activity in the three basins has resulted in many discoveries, including the Benoy-1 in Chari-Ouest Block 3 by the Taiwanese Company, OPIC. The Benoy-1 discovery, while lying outside ERHC’s notified acreage area, is estimated to have the potential for up to 9,800 barrels of high-quality, light crude per day and 1.2 million cubic feet of natural gas per day.

The Doba and Doseo basins are part of the Central African rift system.  They contain up to 10 km of non-marine sediments recording the complex tectonic and climatic evolution of the region from Early Cretaceous to the present. The Doba basin is within the oil-proved zone confirmed by the M’biku and Belanga Wells. The Doseo Basin is one of the tertiary –cretaceous Chad rift basins. The basin is bordered by the Central African Republic in the South and South East. Wells drilled in this basin include Kedini-1, Keita-1, Kibea-1, Kikwey-1 Maku-1, Nya-1, North Sako-1, Tega-1, Bambara-1 and Bona Kaba-1. These wells were drilled by Exxon and Conoco and were all hydrocarbon shows except for Keita-1 and Bona Kaba-1

RESULTS OF OPERATIONS

Three Months Ended June 30, 2011 Compared with the Three Months Ended June 30, 2010

General and administrative expenses decreased from $1,435,212 in the three months ended June 30, 2010 to $887,421 in three months ended June 30, 2011. The $547,971 decrease is due to an ongoing effort to reduce operating expenses and relates primarily to a  reduction in legal and accounting expenses.

During the three months ended June 30, 2011, the Company had a net loss of $876,817 compared with a net loss of $1,442,692 for the three months ended June 30, 2010. This decrease occurred due to an ongoing effort to reduce operating expenses.

Nine Months Ended June 30, 2011 Compared with the Nine Months Ended June 30,2010

General and administrative expenses decreased from $3,494,084 in the nine months ended June 30, 2010 to $3,138,388 in the nine months ended June 30, 2011.  This decrease occurred due to an ongoing effort to reduce operating expenses and was due primarily to a reduction in legal, accounting and consulting expenses.

During the nine months ended June 30, 2010, the Company had a net loss of $3,520,911 compared with a net loss of $3,131,067 for the nine months ended June 30, 2011.  The decrease in net loss of $389,844 was due primarily to a reduction in legal and accounting and consulting expenses under an ongoing effort to reduce operating expenses, as described above.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2011, the Company had $14,816,976 in cash, cash equivalents, short-term investments and positive working capital of $14,907,168.  Management believes that this cash position should be sufficient to support the Company’s working capital requirements for more than 12 months.

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2011, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on its financial condition or results of operations.

DEBT FINANCING ARRANGEMENTS

At June 30, 2011, the Company had other total current liabilities of $209,452 including $76,329 in accrued compensation owed to directors for serving on the ERHC board, and $133,123 of accounts payable

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company’s current focus is to exploit its primary assets, which are rights to working interests oil and gas exploration blocks in Chad, the JDZ JDZ and EEZ under agreements with the the government of Chad, the JDA and the government of STP respectively.  The Company intends to continue to form relationships with other oil and gas companies with operational, technical and financial capabilities, to partner with the Company in leveraging its interests.  The Company currently has no other operations.

As of June 30, 2011, all the Company’s exploration and production acreages were located outside the United States.  The Company’s primary assets are agreements with Chad, STP and the JDA which provide ERHC with rights to participate in exploration and production activities in Chad, the EEZ and the JDZ in Africa.  This geographic area of interest is controlled by foreign governments that have historically experienced volatility of which is out of management’s control. The Company’s operations and its ability to exploit its interests in the agreements in this area may be impacted by this circumstance.

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

Item 4.  Controls and Procedures

The Company’s  Chief Executive Officer and Principal Accounting Officer participated in an evaluation by management regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2011.  Based on their participation in that evaluation, the Company’s Chief Executive Officer and Principal Accounting Officer concluded that as of June 30, 2011, our disclosure controls and procedures are effective and ensure that the information required to be disclosed in the reports that ERHC files or submits under the Exchange Act, is accumulated and communicated to our management; including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure under the Exchange Act. ERHC officers also concluded on June 30, 2011 that our disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms.

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

DOJ, SEC AND U.S. SENATE COMMITTEE SUBPOENAS

Service  of  Subpoenas relating to ERHC’s Gulf of Guinea (JDZ and EEZ) activities

On May 4, 2006, a search warrant issued by the U.S. District Court of the Southern District of Texas, Houston Division, was executed by the Department of Justice on ERHC seeking various records including, among others, documents, if any, related to correspondence with foreign governmental officials or entities in São Tomé and Nigeria.  The search warrant cited, among other things, possible violations of the Foreign Corrupt Practices Act (“FCPA”), Section 10(b) of the Exchange Act, Rule 10b-5 under the Exchange Act and criminal conspiracy and wire fraud statutes.

A related SEC subpoena was issued on May 9, 2006, and a second related subpoena issued on August 29, 2006.  The subpoenas requested from ERHC a range of documents including all documents related to correspondence with foreign governmental officials or entities in São Tomé and Nigeria, personnel records regarding the Company’s former Chief Financial Officer, Franklin Ihekwoaba, and other corporate records.

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

ERHC’s attorneys, Akin Gump Strauss Hauer & Feld LLP, assisted ERHC in responding to all the subpoenas.

Subpoenas are requests for information and do not necessarily mean that any further or other proceedings against the Company or any individuals connected with the Company will occur.

Subsequent Events to Service of Subpoenas and ERHC’s response to the Subpoenas

In January 2010, all the documents taken by federal investigators from the Company’s corporate headquarters in May 2006 were returned to the Company. A total of 106 boxes containing original archival records from the Company’s inception until 2006 were returned.

As of June 30, 2011, the Company does not have any reason to believe that the investigations by the Department of Justice (DOJ) and the U.S. Senate Committee on Governmental Affairs’ Permanent Subcommittee Investigations are active.

The Company has not received any formal communication of conclusion of the investigations, however.   If any of the investigations were to proceed, they may be lengthy and the Company cannot predict when they will conclude in that event.  If suspected violations are found, the Company may be subject to criminal, civil and/or administrative proceedings which might result in sanctions, including substantial fines, and the resolution or disposition of these matters could have a material adverse effect on its business, prospects, operations, financial condition and cash flows.

JDZ BLOCKS 5 AND 6

Lawsuit

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

The Company was awarded a 15 percent working interest in each of the Blocks in a 2004/5 bid/licensing round conducted by the JDA following the exercise by ERHC of preferential rights in the Blocks as guaranteed by contract and treaty.  The dispute is entirely contractual. The JDA and the Government of STP contend that certain correspondence issued by a previous CEO/President of the Company in 2006 amount to a relinquishment of the Company’s rights in Blocks 5 and 6 under the Company’s contracts with STP which provide for the rights.  The Company contends that no such relinquishment has occurred and has sought recourse to arbitration accordingly.

Arbitration

In November 2008, the Company dispatched notices of arbitration for service on the JDA and the governments of Nigeria and São Tomé & Príncipe to commence arbitration in London. ERHC wants the London Court of International Arbitration to clarify that ERHC's interests in JDZ Blocks 5 and 6 remain intact.

Suspension of Proceedings on the Lawsuit and Arbitration

Proceedings on the suit and the arbitration  are currently suspended while the Company pursues amicable settlement with the governments of Nigeria and São Tomé Príncipe.

SÃO TOMÉ CLAIM

Mr. Angelo de Jesus Bomfim, a São Tomé licensed attorney is claiming against ERHC the sum of twenty six thousand ($26,000) plus interest. The claim stems from an alleged retainer owed to Mr. Bomfim by the Company under an alleged retainer agreement entered into in 1998 between the Company and Mr. Bomfim, and alleged retainer services rendered thereafter between 1998 and 1999.  The Company’s lawyers are handling the claim on behalf of the Company. The Company has instructed its lawyers to arrange for the vigorous defense of the case if it proceeds to litigation as Mr. Bomfim has threatened.  However, the Company has also instructed its lawyers to attempt to negotiate an amicable settlement with Mr. Bomfim.

ROUTINE CLAIMS

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

ERHC Energy Inc.

Name	Title	Date

/s/ Peter Ntephe	President	August 9, 2011
Peter Ntephe	Chief Executive Officer

/s/ Sylvan Odobulu	Controller	August 9, 2011
Sylvan Odobulu	Principal Accounting Officer