Form 10-K
period 2011-09-30
ERHC Energy Inc
filed 2011-12-14
CIK 799235

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☐	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2011

OR

☒	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ended: __________________

Commission file number: 000-17325

(Exact name of registrant as specified in its charter)

Colorado	88-0218499
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5444 Westheimer Road, Suite 1440, Houston, Texas	77056
(Address of Principal Executive Office)	(Zip Code)

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on November 30, 2011 was $38,629,668

On November 30, 2011, the registrant had 737,518,835 shares of common stock issued and outstanding.

Forward-Looking Statements

ERHC Energy Inc. (the “Company”) or its representatives may, from time to time, make or incorporate by reference certain written or oral statements  which include, but are not limited to, information concerning the Company’s possible or assumed future business activities and results of operations and statements about the following subjects:

●	business strategy;

●	growth opportunities;

●	future development of concessions, exploitation of assets and other business operations;

●	future market conditions and the effect of such conditions on the Company’s future activities or results of operations;

●	future uses of and requirements for financial resources;

●	interest rate and foreign exchange risk;

●	future contractual obligations;

●	outcomes of legal proceedings including, without limitation, the ongoing investigations of the Company;

●	future operations outside the United States;

●	competitive position;

●	expected financial position;

●	future cash flows;

●	future liquidity and sufficiency of capital resources;

●	future dividends;

●	financing plans;

●	tax planning;

●	budgets for capital and other expenditures;

●	plans and objectives of management;

●	compliance with applicable laws; and

●	adequacy of insurance or indemnification.

These types of statements and other forward-looking statements inherently are subject to a variety of assumptions, risks and uncertainties that could cause actual results, levels of activity, performance or achievements to differ materially from those expected, projected or expressed in forward-looking statements.  These risks and uncertainties include, among others, the following:

●	general economic and business conditions

●	worldwide demand for oil and natural gas;

●	changes in foreign and domestic oil and gas exploration, development and production activity;

●	oil and natural gas price fluctuations and related market expectations;

●	termination, renegotiation or modification of existing contracts;

●	the ability of the Organization of Petroleum Exporting Countries, commonly called OPEC, to set and maintain production levels and pricing, and the level of production in non-OPEC countries;

●	advances in exploration and development technology;

●	the political environment of oil-producing regions;

●	political instability in the Republic of Chad, the Democratic Republic of Sao Tome and Principe and the Federal Republic of Nigeria;

●	casualty losses;

●	competition;

●	changes in foreign, political, social and economic conditions;

●	risks of international operations, compliance with foreign laws and taxation policies and expropriation or nationalization of equipment and assets;

●	risks of potential contractual liabilities;

●	foreign exchange and currency fluctuations and regulations, and the inability to repatriate income or capital;

●	risks of war, military operations, other armed hostilities, terrorist acts and embargoes;

●	regulatory initiatives and compliance with governmental regulations;

●	compliance with environmental laws and regulations;

●	compliance with tax laws and regulations;

●	customer preferences;

●	effects of litigation and governmental proceedings;

●	cost, availability and adequacy of insurance;

●	adequacy of the Company’s sources of liquidity;

●	labor conditions and the availability of qualified personnel; and

●	various other matters, many of which are beyond the Company’s control.

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

PART I

Item 1 – Business

Overview

ERHC Energy Inc., a Colorado corporation, (“ERHC” or the “Company”) was incorporated in 1986.

The Company is in the business of exploration and exploitation of oil and gas resources in Africa including its rights to working interests in exploration acreage in the Republic of Chad (“Chad”), in the Joint Development Zone (“JDZ”) between the Democratic Republic of São Tomé and Príncipe (“STP”) and the Federal Republic of Nigeria (“FRN or “Nigeria”) and in the exclusive economic zone of São Tomé and Príncipe (the “Exclusive Economic Zone” or “EEZ”).

ERHC's license interests now encompass both offshore and onshore opportunities in the West Africa region

In the JDZ ERHC has entered into partnership relationships with major international companies, Addax Petroleum Inc. and the Sinopec Corporation, who operate some of the license areas on behalf of ERHC.

The Company’s strategy in the JDZ and EEZ is to farm down its working interests to well established oil and gas operators for upfront cash payments and be carried for ERHC’s share of the exploration l costs.  This has already been done successfully on Blocks 2, 3 and 4 of the JDZ.

ERHC is now pursuing a similar approach for JDZ Blocks 5, 6 and 9 as well as in the EEZ.

Apart from its oil and gas exploration activities in Chad, the JDZ and the EEZ, ERHC is actively pursuing other oil and gas opportunities on the African continent.

These other opportunities also include the acquisition of significant equity stakes in other oil and gas exploration and production companies and therefore an indirect interest in the underlying exploration and production assets of such other companies.

CURRENT BUSINESS OPERATIONS

REPUBLIC OF CHAD

Award of Three Blocks in Chad to ERHC

On June 30, 2011 ERHC announced that after several months of negotiations between ERHC and the Government of Chad, three blocks for oil and gas exploration and development in Chad were awarded to the Company.  Management believes that the three blocks in Chad are of strategic importance because they diversify ERHC’s portfolio beyond the Gulf of Guinea, significantly increase the size of exploration acreage under the Company’s control and are onshore, in a country with proven production and reserves.

Production Sharing Contract on ERHC’s Three Blocks in Chad

On July 6, 2011, the Company announced that it had signed a Production Sharing Contract (PSC) on the three oil blocks with the Government of Chad. A PSC is an agreement that governs the relationship between ERHC (and any future joint-venture partners) and the Government of Chad in respect of exploration and production in the Blocks awarded to the Company.  The PSC details, among other things, the work commitments (including acquisition of data, drilling of wells, social projects, etc.), the time frame for completion of the work commitments, production sharing between the parties and the Government, and how the costs of exploration, development and production will be recovered.

The PSC with the Government of Chad has an exploration term of up to 8 years.  ERHC has proposed a minimum work program covering the 8 years , with the Years 1-4 comprising of geological and geophysical (“G&G”) studies (including the acquisition of seismic data), Years 5-6 including an initial one well commitment and Years 7-8 including a second well commitment.  The minimum expenditure on the work program over the 8 years is $16 million.

The blocks covered by the PSC are onshore.  They promise to be cheaper and less technically challenging to explore than the Company’s offshore assets in the Gulf of Guinea. In the event of a commercial discovery, onshore blocks are typically capable of much faster development than deep offshore blocks, particularly in a case like Chad’s where there is already a well-established export route via an underutilized pipeline to the Atlantic port of Kribi in the Gulf of Guinea.

In the event of a discovery and commercial production from the Company’s blocks, the Company and any partners that have participated in the exploration  are entitled under the PSC to up to 70% of the net hydrocarbon production (less any production royalty) as cost oil, until all the costs for exploration and development have been recovered. Production royalty is 14.25% in the case of crude oil and 5% in the case of natural gas.

No guarantee can be given that there will be production in commercial quantities from the Company’s exploration acreage in Chad.

Names and Sizes of ERHC’s Chad Blocks

The names of the blocks and the sizes of Company's respective interests are as follows:

Block	ERHC Interest	Net ERHC acreage

Manga	100%	6,477 square kilometers or 1,600,501 acres

BDS 2008	100%	16,360 square kilometers or 4,042,644 acres

Chari-Ouest III	50%	4,500 square kilometers or 1,111,974 acres

Chad Oil Background and Overview

Chad is one of the most exciting new areas for oil exploration and production in Africa.  The country covers almost 1,284,000 km2 and is situated in what has become a golden triangle of African oil production.  Chad is bordered in the North by Libya which has the largest crude oil reserves in Africa and is Africa’s second largest producer.  Nigeria, to the South, is Africa’s largest crude oil producer and has Africa’s largest reserves of natural gas.  Chad is bordered in the East by Sudan which is Sub-Saharan Africa’s third largest producer of crude oil.  Cameroon which borders Chad to the South West is also a net exporter of crude oil.

Chad is now amongst Sub-Saharan Africa’s most significant crude oil producers.  The country has proven oil reserves of 1.5 billion barrels with recent studies indicating that there is the potential for more discoveries. Production came on stream in 2003 when a consortium of Chevron, Esso E&P (Exxon) and PETRONAS brought the Meandrous field into production.  Production followed from the Komen and Bonobo fields in 2004 while the Nay, Moundouli and Maikeri fields went into production between 2005 and 2007.  In 2007, the Chinese National Petroleum Company (“CNPC”) began producing from the Mimosa and Ronier fields in the Bongor basin in South Western Chad.

Chad began to export oil in 2004.  The export route is through the Chad-Cameroon pipeline completed in 2003 at a cost of over $3.7 billion.  The pipeline runs 1,000 km from Chad’s prolific Doba basin through Cameroon’s Logone Birni basin to the port of Kribi in the Gulf of Guinea with an estimated capacity of 225,000 bopd which is significantly larger than Chads current production which in 2010 averaged 12,900 bopd.  A new, 300 km pipeline has been constructed to transport crude oil from the Koudalwa field in the South Western Chari-Buguirmi region to the Djarmaya refinery.  The Djarmaya refinery, situated about 40 km North of N’Djamena, Chad’s capital, was built as a joint venture between CNPC and the Chadian state oil company, SHT.  The refinery became operational in July 2011 and has an initial capacity of 20,000 barrels of oil per day which is planned to rise to 60,000 barrels of oil per day.

ERHC has a 100% in the Manga Block which is north of Lake Chad, along the border with Niger.  The Company also has 100% and 50% interests respectively in BDS 2008 and Chari-Ouest Block 3 which lie next to the prolific Doba and Doseo Basin oilfields. In 2010, the Doba and Doseo Basin oilfields had an average production of 122,500 barrels of crude oil per day.  BDS 2008 is also bounded by the Bongor basin which hosts the producing Mimosa and Ronier fields.  Extensive exploration activity in the three basins has resulted in a large number of recent discoveries, including the Benoy-1 in Chari-Ouest Block 3 by the Taiwanese Company, OPIC. The Benoy-1 discovery, adjacent to ERHC’s license area, is estimated to have the potential for up to 9,800 barrels of high-quality, light crude per day and 1.2 million cubic feet of natural gas per day.

The Doba and Doseo basins are part of the Central African rift system.  They contain up to 10 km of non-marine sediments recording the complex tectonic and climatic evolution of the region from Early Cretaceous to the present Day. The Doba basin is within the oil-proved zone confirmed by the M’biku and Belanga Wells. The Doseo Basin is one of the tertiary –cretaceous Chad rift basins. The basin is bordered by the Central African Republic in the South and South East. Wells drilled in this basin include Kedini-1, Keita-1, Kibea-1, Kikwey-1 Maku-1, Nya-1, North Sako-1, Tega-1, Bambara-1 and Bona Kaba-1. These wells were drilled by Exxon and Conoco and all discovered hydrocarbons except for Keita-1 and Bona Kaba-1

Exploration Term

Under the PSC, ERHC is entitled to be issued an Exclusive Exploration Authorization over the Blocks for an initial period of five years which can be renewed for a further three years.  The Exclusive Exploration Authorization is to be issued by the Government of Chad by an Award Order issued by the Government Minister in charge of hydrocarbons of Chad.  The initial period of five years of the Exclusive Exploration Authorization begins to run from the date of the publication of the Award Order in the Journal Officiel (an official publication of the Government of Chad).

Proposed Work Program

ERHC has proposed a minimum exploration work program on the basis of the full 8-year exploration period subject to such modification as might be required, including bringing forward drilling where appropriate, as a consequence of exploration work undertaken during the initial 5-year period of the Exclusive Exploration Authorization.  ERHC’s proposed work commitments under the program cover the three blocks as a whole and are as follows:

Initial Work Phase (4 years)

The first two-year sub-period covers geological work including regional geology and field studies utilizing existing well logs and 2D seismic data, construction of regional structure isopach and facies maps and cross-sections at key formation tops, acquisition and studying of satellite seep data on a regional scope, organization of G&G database and basin evaluation and modeling to describe petroleum system and migration paths.    The sub-period also includes such geophysical work as the acquisition and study of available gravity and magnetic surveys to define the major structural elements, reprocessing of the existing 2D seismic data, interpretation of the existing 2D seismic data to prepare regional structure maps at key formations and tectonic horizons, acquisition of 2D seismic over the prospects and leads based on the outcome of gravity/magnetic  and 2D seismic interpretations and mappings, geophysical analysis to enhance the prospects, and acquisition of 3D seismic data over mature prospects.

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

Second Work Phase (2 years)

This period covers geological work including the conduct of play analysis to define charge, seal, trap, reservoir, timing, source and maturation.  It also covers geophysical work such as the acquisition and interpretation of seismic data over the prospective area to add to or enhance the prospect inventory.  One exploration well is expected to be drilled during this period.

Third Work Phase (2 years)

This period covers geological work including the re-evaluation of the maps and studies with respect to the information from the well, acquisition of 2D seismic data over the prospective area and upgrading and increasing of the prospect inventory utilizing the new seismic data. One exploration well is expected to be drilled during this period.

NIGERIA – SAO TOME AND PRINCIPE JOINT DEVELOPMENT ZONE (“JDZ”)

Background of the JDZ

In the spring of 2001, the governments of Săo Tomé & Príncipe and Nigeria reached an agreement over a long-standing maritime border dispute. Under the terms of the agreement, the two countries established the JDZ to govern commercial activities within the disputed boundaries. The JDZ is administered by the JDA which oversees all future exploration and development activities in the JDZ. The revenues derived from the JDZ will be shared 60/40 between the governments of Nigeria and Săo Tomé & Príncipe, respectively.

Origin of ERHC’s Rights in the JDZ

In April 2003, the Company and the DRSTP entered into an Option Agreement (the “2003 Option Agreement”) in which the Company relinquished certain financial interests in the Joint Development Zone (“JDZ”) in exchange for exploration rights in the JDZ.  The Company additionally entered into an Administration Agreement with the Nigeria-São Tomé and Príncipe Joint Development Authority (“JDA”).  The Administration Agreement is the formal agreement by the JDA that it will fully implement ERHC’s preferential rights to working interests in the JDZ acreage as set forth in the 2003 Option Agreement and describes certain procedures regarding the exercising of these rights.  Following the exercise of ERHC’s rights as set forth in the 2003 Option Agreement, the JDA confirmed the award in 2004 of participating interests to ERHC in JDZ Blocks 2, 3, 4, 5, 6 and 9 of the JDZ.  Subsequently, ERHC jointly bid with internationally renowned technical partners for additional participating interests in the JDZ during the 2004/5 licensing round conducted by the JDA.

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

OPERATIONS IN THE JDZ

ERHC has working interests in six of the nine Blocks in the JDZ, as follows:

●	JDZ Block 2: 22.0%

●	JDZ Block 3: 10.0%

●	JDZ Block 4: 19.5%

●	JDZ Block 5: 15.0% (in arbitration)

●	JDZ Block 6: 15.0% (in arbitration)

●	JDZ Block 9: 20.0%

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

The drilling campaign was completed in January 2010 with five wells drilled in the following locations and order:

●	The Kina-1 well in JDZ Block 4

●	The Bomu-1 well in JDZ Block 2

●	The Lemba-1 well in JDZ Block 3

●	The Malanza-1 well and Oki East-1 well in Block 4

The following is an analysis of activity that took place in each block in connection with the drilling campaign:

JDZ Block	Operator	Name of Well	Date Drilling Began	Date Well Completed	Rig/Vessel Used

2	Sinopec	Bomu-1	August 2009	October 2009	SEDCO 702

3	Addax Sub	Lemba-1	October 2009	November 2009	Deepwater Pathfinder

4	Addax	Kina-1	August 2009	October 2009	Deepwater Pathfinder

4	Addax	Malanza 1	November 2009	December 2009	Deepwater Pathfinder

4	Addax	Oki East-1	December 2009	January 2010	Deepwater Pathfinder

The following is a summary of results of the drilling campaign:

JDZ Block	Results of Drilling Released by Operators

2
The Bomu-1 well was drilled on time and within budget to a total depth of 3,580 meters resulting in the discovery of biogenic methane gas. As of September 30, 2011, the operator has not made any declaration of commerciality.

3
The Lemba-1 well was drilled on time and below budget to a total depth of 3,758 meters, biogenic methane gas was discovered in two sands.  As of September 30, 2011, the operator has not made any declaration of commerciality.

4
All wells were drilled on time and within budget to the planned depth.  Biogenic methane gas was discovered in multiple sands in both Kina well and Oki East well.  As of September 30, 2011, the operator has not made any declaration of commerciality.

General Information on Current Operations in Blocks 2, 3 and 4

The Joint Development Authority (JDA) has approved an extension of Exploration Phase 1 in Joint Development Zone (JDZ) Blocks 2, 3 and 4 until March 14, 2012. This JDA action is subject to final approval by the Nigeria-Săo Tomé & Príncipe Joint Ministerial Council. The extensions represent a commitment to comprehensive analysis of the findings so far in the first phase of exploration with a view to enhancing the decision-making on the exploration program. No guarantees can be given at that there will be any production in commercial quantities or production at all.

The extensions are important in the Company’s view as JDZ Blocks 2, 3 and 4 cover a combined 2,215 square kilometers an area that will require further technical analysis and additional wells to fully evaluate.

Of significance is the planned 2012 two well drilling campaign by Total and its partners in JDZ Block 1. ERHC does not hold interests in JDZ Block 1 but considers that the entry of one of the oil majors as the new operator of Block 1 will positively impact on exploration in the JDZ as a whole. Drilling in Block 1 could also provide potentially valuable information to assist the extended Exploration Phase 1 in Blocks 2, 3 and 4 in which ERHC holds interests.

ERHC and its technical partners have obtained very valuable information regarding the stratigraphy, sedimentology and structure of JDZ Blocks 2, 3 and 4 in the five-well drilling campaign undertaken between 2009 and 2010 where there are still more than a dozen additional prospects identified as potential exploration targets.

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

SAO TOME AND PRINCIPE EXCLUSIVE ECONOMIC ZONE (“EEZ”)

Background of the EEZ

An exclusive economic zone is an area beyond and adjacent to the territorial waters of a coastal nation which is subject to specific legal regimes established by international law.  In an exclusive economic zone, the coastal nation has sovereign rights established by international law to explore and exploit the natural resources in the zone.  The STP EEZ delineates an expanse of waters offshore Săo Tomé and Principe covering approximately 160,000 square km.  The EEZ is measured from claimed archipelagic baselines.  The territorial waters of STP extend to 12 nautical miles from the coast while the exclusive economic zone extends from the edge of the territorial waters to 200 nautical miles from the coast. The STP EEZ is the largest such zone in the Gulf of Guinea. Oceanic water depths around the two islands exceed 1,524 meters, depths that have only become feasible for oil production in the past few years; however, oil and gas are produced in the neighboring countries of Nigeria, Equatorial Guinea, Gabon and Congo.

Origin of ERHC’s Rights and in the EEZ

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

PSC Negotiations for the EEZ

A PSC is an agreement that governs the relationship between the Company (and its joint venture partners) and the Government of Săo Tomé and Príncipe in respect of exploration and production in any Block awarded to the Company.  The PSC spells out, among other things, the work commitments (including acquisition of data, drilling of wells, social projects, etc.), the time frames for accomplishing the work commitments,  the formula for production sharing between the parties and the government, and how the costs of exploration, development and production will be recovered.

The PSC negotiations between ERHC and the National Petroleum Agency of São Tomé and Príncipe (ANP-STP) opened on November 14, 2011 in Sao Tome. The PSCs pertain to ERHC’s 100 percent working interest in Blocks 4 and 11 of the São Tomé and Príncipe Exclusive Economic Zone (“EEZ”). ERHC’s management is looking to negotiate PSCs for the EEZ Blocks that will be attractive to potential joint venture partners. Discussions are continuing simultaneously with prospective operating partners for ERHC’s EEZ Blocks

Overview of ERHC’s EEZ Blocks

The Săo Tomé and Príncipe EEZ is a frontier region that sits south of the Niger Delta, and west of the Gabon salt basin, retaining similarities with each of those prolific hydrocarbon regions. The regional seismic database comprises approximately 12,000 kilometers of seismic data. Interpretation of that seismic data shows numerous structures that have similar characteristics to known hydrocarbon accumulations in the area.

EEZ Block 4 is 5,808 square kilometers, situated directly east of the island of Príncipe. The northeastern area near EEZ Block 4 contains a large graben structure, which is bound by the Kribi Fracture Zone.

EEZ Block 11 totals 8,941 square kilometers, situated directly east of the island of Săo Tomé and abuts the territorial waters of Gabon. The southern area of the EEZ, where EEZ Block 11 is situated, contains parts of the Ascension and Fang Fracture Zones.

INVESTMENT IN EXILE RESOURCES

On July 20, 2011 ERHC announced that it its ownership interest in Exile Resources Inc. ("Exile") stood at approximately 7.35%. Exile is a Canadian independent oil and gas company that trades on the Toronto Stock Exchange’s Venture Exchange under the symbol ERI. During the three months ended June 30, 2011, ERHC invested $1,350,000 in Exile stock in open market purchases. ERHC’s intention was to gain an indirect interest in Exile’s underlying oil and gas exploration and production assets as well as an ability to participate in the Exile’s decision making in respect of those assets.  ERHC has been particularly interested in Exile’s carried interest in the Akepo field in the Niger Delta, which is expected to begin producing later this year or in early 2012.

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

On August 2, 2011 Oando and Exile announced an acquisition and financing transaction whereby Exile would acquire certain interests of Oando and pay for the acquisition by the issuance of shares of Exile. Subsequently, Oando and Exile reached a definitive agreement which is now subject to Exile shareholder approval. Oando is an oil and gas company that holds certain Nigerian and other exploration licenses and interests.  Oando’s assets include a 78% equity stake in Equator Exploration Limited which has various interests in the Gulf of Guinea including in the JDZ and the EEZ.

ERHC plans to attend a meeting of the shareholders of Exile on December 29, 2011 where consideration will be given to an arrangement (the "Arrangement") for:

(1) a share exchange of one new share of Exile for every 16.28 currently existing shares;
(2) the issuance to the shareholders of Exile of two share purchase warrants of Exile for every 16.28 shares of Exile held immediately prior to the Arrangement, one such share purchase warrant being exercisable to acquire one new share of Exile at an exercise price of Canadian $1.50 per share for a period of 12 months and a second such share purchase warrant being exercisable to acquire one new common share of Exile at an exercise price of Canadian $2.00 for a period of 24 months;
(3) the change of the name of Exile to Oando Energy Resources Inc. or such other name as may be acceptable to Industry Canada  and the Toronto Stock Exchange;
(4) the appointment of two new directors to Exile;
(5) a reduction of the stated capital of the issued and outstanding shares of Exile to Canadian $1.00 per share without any distribution to the shareholders of Exile and;
(6) the reverse acquisition and reorganization transaction of Oando E&P .

If the Arrangement and reverse merger/ reorganization is approved, there will subsequently be approximately 106,053,338 shares of Exile outstanding, with the current Exile shareholders holding 5,714,286 shares and Oando holding 100,339,052 shares. In that event, ERHC’s investment in Exile is expected to be approximately 419,165 shares based on the current 6,834,000 shares it holds.

AIM LISTING STATUS

ERHC and its advisers are currently reviewing the corporate due diligence carried out on the Company with a view to resolving any issues arising from the exercise. The due diligence exercise has covered ERHC’s history over the last 25 years but particularly since 1997. Completion of the review and successful resolution of any issues will clear the way for admission of ERHC to trading on AIM or such other international exchange as might be appropriate.

An AIM listing may give ERHC access to a much larger pool of funds than the OTC Bulletin Board and to a market that has demonstrated long-standing affinity for West African oil and gas assets.

ACQUISITION OF OTHER OIL AND GAS EXPLORATION AND PRODUCTION ASSETS

Although ERHC is making considerable progress toward realizing the value of our oil and gas assets in Chad, the JDZ and the EEZ, it will be some time before any of these oil and gas assets begin to produce revenues. ERHC, therefore, seeks to identify and acquire assets with a shorter time horizon for revenue generation.

ERHC has identified and examined a large number of potential acquisitions and is actively in discussion regarding a number of potential exploration and production opportunities in Africa. Ultimately, ERHC seeks a portfolio of assets and companies from which it can derive significant strategic value. Securing such potential acquisitions will of course depend on the availability of adequate financing.

CURRENT PLANS FOR OPERATIONS

ERHC’s principal assets are its interests in Chad, the JDZ and the EEZ. ERHC has no current sources of income from its operations. In addition to the existing Participation Agreements in JDZ Blocks 2, 3 and 4, the Company hopes to enter into Participation Agreements in some or all of its other Blocks, but the timing or likelihood of such transactions cannot be predicted.  The Company believes that the Participation Agreements that it has entered into will be its primary source of future cash flow; however, the Company is exploring plans to generate operating income from new sources.  The Company plans to diversify its business activity by pursuing other growth opportunities which may include acquisition of revenue-producing assets in diverse geographical areas and forging strategic, new, business partnerships and alliances. To expand operations, ERHC is currently in negotiations for potential investments that would increase the Company’s presence in the African oil and gas industry and elsewhere. ERHC cannot currently predict the outcome of negotiations for acquisitions in Africa, or, if successful, their impact on the Company's operations.

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

SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at h http://www.sec.gov after we electronically file such material with, or furnish it to, the SEC.

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

The Company has a limited operating history in the oil and gas industry

The Company’s operations have consisted solely of acquiring rights to working interests in Chad, the JDZ and the EEZ and entering into production sharing contracts.  The Company may not be the operator with respect to these contracts.  The Company’s future financial results depend primarily on (1) the ability of the Company or its venture partners to provide or obtain sufficient financing to meet their financial commitments in the production sharing contracts, (2) the ability to discover commercial quantities of oil and gas, and (3) the market price for oil and gas. Management cannot predict if or when the production sharing contracts will result in future wells being drilled or if drilled, whether oil and/or gas will be discovered in commercial quantities.

Financing may be needed to fund the financial commitments of the production sharing contracts

The Company’s failure or the failure of our venture partners to provide or obtain the necessary financing may preclude the continuation of exploration activities.

The Company may not discover commercially productive reserves in Chad, the JDZ or the EEZ

The Company’s future success depends on its ability to economically discover oil and gas reserves in commercial quantities in Chad, the JDZ and/or the EEZ. There can be no assurance that the Company’s planned projects in Chad, the JDZ or the EEZ will result in significant, if any, reserves or that the Company and its partners will have future success in drilling productive wells.

The Company’s non-operator status limits its control over oil and gas projects in Chad, the JDZ and the EEZ

The Company will focus primarily on creating exploration opportunities and forming relationships with oil and gas companies to develop those opportunities in Chad, the JDZ and the EEZ.  As a result, the Company will have only a limited ability to exercise control over a significant portion of a project’s operations and the associated costs of those operations in Chad, the JDZ or the EEZ.  The success of a future project is dependent upon a number of factors that are outside the Company’s control. These factors include:

●	the availability of future capital resources to the Company and the other participants for drilling additional wells;

●	the approval of the Company or other participants for determining well locations and drilling time-tables;

●	the economic conditions at the time of drilling, including the prevailing and anticipated price of oil and gas; and

●	the availability and cost of land based and/or deep water drilling rigs and the availability of operating personnel

The Company’s reliance on its consortium partners and its limited ability to directly control future project costs could have a material adverse effect on its future rates of return.

The Company’s success depends on its ability to exploit its limited assets

The Company’s primary assets are rights to working interests in exploration acreage in Chad, the JDZ and the EEZ under agreements with the Government of Chad, the JDA and DRSTP.  The Company’s operations have been limited to managing and sustaining its rights under these agreements.  The Company’s viability depends on its ability to exploit these assets. However, there is no assurance that it will be successful.

The Company is subject to Government Regulation over which it has no control

In the event the Company begins direct exploration and exploitation of hydrocarbons, it will be required to make necessary expenditures to comply with applicable health and safety, environmental and other regulations.

The oil and gas industry is subject to various types of regulations throughout the world. Legislation affecting the oil and gas industry has been pervasive and is under constant review for amendment or expansion. Pursuant to such legislation, numerous government agencies have enacted extensive laws and regulations binding on the oil and gas industry and companies engaged in this industry, some of which carry substantial penalties for failure to comply. Such laws and regulations have a significant impact on oil and gas exploration, production and marketing and midstream activities. These laws and regulations increase the cost of doing business and, consequently, will affect results of operations. In as much as new legislation affecting the oil and gas industry is commonplace and existing laws and regulations are frequently amended or reinterpreted, the Company is unable to predict the future cost or the impact of complying with such laws and regulations. However, the Company does not expect that any of these laws and regulations will affect its operations in a manner materially different from that in which they would affect other oil and gas companies of similar size and scope of operations.

Having interests outside the United States requires the Company to comply with United States laws and other laws in foreign jurisdictions related to pursuing, owing, and exploiting foreign investments, agreements and other relationships. The Company is subject to all such laws, including, but not limited to, the Foreign Corrupt Practices Act of 1977 (“FCPA”).

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

At September 30, 2011, the Company’s major assets are located outside the United States.  The Company’s primary assets are cash in various financial institutions and agreements with Chad, the DRSTP, the JDA and the EEZ, which provide ERHC with rights to participate in exploration and production activities in Chad and in the Gulf of Guinea off the coast of central West Africa.  Production is subject to political risks which are inherent in all foreign operations. The Company’s ability to exploit its interests in this area pursuant to such agreements may be adversely impacted by this circumstance.

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

The Company’s business interests are located in Chad and in the Gulf of Guinea offshore of central West Africa and are subject to the volatility of foreign governments

Our primary assets are located in Chad and in the Gulf of Guinea offshore of central West Africa. The Governments of Chad, Nigeria and the island nation of Sao Tome and Principe granted our participation interests in various concessions in their lands and offshore waters. The Governments of Nigeria and Sao Tome and Principe exist in a volatile political and economic environment and the Company is subject to all the risks associated with those governments. These risks include, but are not limited to:

●	Loss of future revenue and concessions as a result of hazards such as war, acts of terrorism, insurrection and other political risks

●	Increases in taxes and governmental interests

●	Unilateral renegotiation of contracts by government entities

●	Difficulties in enforcing our rights against a governmental agency because of the doctrine of sovereign immunity and foreign sovereignty over international operations

●	Changes in laws and policies governing operations of foreign-based companies, and

●	Currency restrictions and exchange rate fluctuations

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

The Company has previously been the recipient of requests for information and documents from the SEC, the DOJ and a U.S. Senate subcommittee.

The Company was the recipient of subpoenas from the Department of Justice and SEC in 2006 and from a U.S. Senate subcommittee in 2007 requiring ERHC to tender its corporate records from inception to the dates of the subpoenas to the respective bodies. ERHC’s attorneys, Akin Gump Strauss Hauer & Feld LLP, assisted ERHC in responding fully and completely to, and satisfying, all the subpoenas.

Subpoenas are requests for information and do not necessarily mean that any subsequent, further or other activity will result therefrom or occur in respect of the  Company or any individuals connected with the Company.

ERHC incurred substantial costs in responding to the subpoenas. Those costs consist primarily of legal fees paid to the Company’s legal counsel, Akin Gump Strauss Hauer & Feld LLP and document reproduction costs. These costs have had a significant negative impact on the Company’s cash flows from operations.   While no further subpoenas have been served on or similar requests made of the Company since, neither management nor its legal counsel can assess the magnitude of future cash requirements that could result if any further or other subpoenas were served. In a worst case scenario, the Company’s cash resources could be exhausted and the Company’s status as a going concern could also be brought into question.

The Company has limited sources of working capital

The Company believes that its working capital requirements for operations in 2012 will be approximately $4,800,000 based on maintaining operations at their current level and the generation of interest income at levels similar to 2011. Our consortium partners will pay all of ERHC’s future costs in respect of all operations in JDZ Blocks 2, 3 and 4 subject to total reimbursement upon production.

The Company is currently focused on acquiring and exploiting its interests in Chad, JDZ Blocks 2, 3, 4, 5, 6 and 9 and the EEZ but has no current source of income other than interest income from cash investments generated from the sale of participation interests in Blocks 2, 3 and 4 to Sinopec and Addax Ltd. The Company hopes to enter into participation agreements in Chad, JDZ Blocks 5, 6 and 9 and also in the EEZ, but the timing or likelihood of such transactions cannot be predicted.  The Company might be required to exercise further rights in EEZ in 2012, in which case it may be constrained to and incur significant capital cost in exercise of those rights.

In addition to normal working capital requirements, ERHC's interest in Chad will require the Company to make additional cash signature bonus payments of up to $5 million in 2012 and the Company estimates that it may incur additional costs of at least $1 million to implement its minimum commitments in the first year of the work program required by the Production Sharing Contract (“PSC”) signed with the Government of Chad. If the Company is unable to successfully negotiate participation agreements with operating and other partners in Chad and the EEZ, the Company's cash resources could be strained and the Company's future plans curtailed.

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

One shareholder controls approximately 43% of the Company’s outstanding common stock

Chrome Oil  (“Chrome”) beneficially owns approximately 43% of the Company’s outstanding common stock.  As a result, Chrome has the ability to substantially influence, and may effectively control the outcome of corporate actions that require stockholder approval, including the election of directors.  This concentration of ownership may have the effect of delaying or preventing a future change in control of the Company or a liquidity event.

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

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

In 2011, the Company was awarded three blocks for exploration and exploitation of hydrocarbons in Chad and the Company is currently assessing the most economically beneficial means of exploiting these assets. All of the  Company’s properties are in the form of working interests which represent ERHC’s share of all the potential hydrocarbon production from the blocks awarded and obligates ERHC to pay a corresponding percentage of the costs of drilling, production and operating these blocks.  These costs in Blocks 2, 3 and 4 of the JDZ are currently being carried by the operators until production, whereupon the operators will recover their costs from production revenues. ERHC has working interests in Blocks 2, 3, 4, 5, 6, and 9 in the offshore JDZ.   ERHC also has working interests in Blocks 4 and 11 and rights to working interests in two additional blocks to be selected by ERHC in the EEZ. The subsistence of the company’s interests in JDZ Blocks 5 and 6, are currently the subject of arbitration between the Company, the JDA and the Governments of Nigeria and DRSTP.

Republic of Chad

ERHC holds working interests in three blocks for oil and gas exploration and development in Chad.

The names of the blocks and the sizes of Company's respective interests are as follows:

Block	ERHC Interest	Net ERHC acreage

Manga	100%	6,477 square kilometers or 1,600,501 acres

BDS 2008	100%	16,360 square kilometers or 4,042,644 acres

Chari-Ouest III	50%	4,500 square kilometers or 1,111,974 acres

Joint Development Zone

ERHC has interests in six of the nine Blocks in the Joint Development Zone (JDZ), a 34,548 sq. km area approximately 200 km off the coast of Nigeria and Sao Tome and Principe that is adjacent to several large petroleum discovery areas. ERHC’s rights in the JDZ include:

●	JDZ Block 2: 22.0%

●	JDZ Block 3: 10.0%

●	JDZ Block 4: 19.5%

●	JDZ Block 5: 15.0% (in Arbitration)

●	JDZ Block 6: 15.0% (in Arbitration)

●	JDZ Block 9: 20.0%

Sao Tome and Principe Exclusive Economic Zone

The Government of Sao Tome and Principe awarded ERHC rights to participate in exploration and production activities in Sao Tome and Principe’s EEZ. ERHC’s rights include the following:

●	EEZ Block 4: 100% and no signature bonus

●	EEZ Block 11: 100% and no signature bonus

●	The option to acquire up to a 15% paid working interest in additional two blocks of ERHC’s choice.

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

São Tomé Claim

Mr. Angelo de Jesus Bomfim, a São Tomé licensed attorney is claiming against ERHC the sum of twenty six thousand ($26,000) U.S. dollars plus interest. The claim stems from an alleged retainer owed to Mr. Bomfim by the Company under an alleged retainer agreement entered into in 1998 between the Company and Mr. Bomfim, and alleged retainer services rendered thereafter between 1998 and 1999.  On November 14, 2011, lawyers handling the claim on behalf of the Company negotiated a $16,000 settlement, without admission of liability by ERHC, on the matter. .

Backup Withholding Tax Claim by the Internal Revenue Service

On November 17, 2011, the Company received a proposed settlement from the IRS relating to backup withholding tax in its 2006 tax year in the amount of $60,505. The settlement includes additional taxes of $47,776 and interest of $12,729. The Company will consider the additional taxes in a carryback claim due to losses incurred subsequent to 2006.

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

Stock Price Highs & Lows

	High	Low
	(Price per share)
Fiscal Year 2009
First Quarter	$0.30	$0.11
Second Quarter	0.36	0.10
Third Quarter	0.72	0.29
Fourth Quarter	0.90	0.60

Fiscal Year 2010
First Quarter	$0.73	$0.44
Second Quarter	0.75	0.35
Third Quarter	0.62	0.20
Fourth Quarter	0.42	0.20

Fiscal Year 2011
First Quarter	$0.30	$0.14
Second Quarter	0.24	0.14
Third Quarter	0.17	0.08
Fourth Quarter	0.18	0.09

As of November 30, 2011, there were approximately 2,202 stockholders of record.  The closing price of the common stock as reported on the OTC Bulletin Board on November 30, 2011 was $0.09. The Company has not paid any dividends during the last three fiscal years and does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

In November 2004, the Board of Directors adopted a 2004 Compensatory Stock Option Plan pursuant to which it reserved 20,000,000 shares for issuance.  This plan was approved at a special meeting of the stockholders of the Company in February 2005.  Under this plan, 9,586,756 shares have been issued.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)

Equity compensation plans approved by security holders	-	-	10,413,244

Equity compensation plans not approved by security holders	-	-	-

Recent Sales of Unregistered Securities

The Company has issued the following unregistered securities:

●	During the first quarter of fiscal 2008, the Company issued an aggregate of 300,000 shares of common stock to the Company’s directors for services rendered in 2007.

●	During the second quarter of fiscal 2009, the Company issued an aggregate of 450,000 shares of common stock to the Company’s directors for services rendered in 2005 and 2008.

●
During the fourth quarter of fiscal 2009, the Company approved the issuance of an aggregate of 361,875 shares of common stock to the Company’s directors and non-management staff for services rendered in 2009.

●	During the third and fourth quarter of 2010, the Company issued 1,017,500 shares for 2010 to employees and directors, for services rendered in 2010.

●	During the fourth quarter of 2011, the Company awarded 525,000 shares for 2011 to directors, for services rendered in 2011.These shares were unissued at September 30, 2011.

With respect to the sale of the unregistered securities referenced above, all transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.  No sales commissions were paid in connection with these transactions.

Issuer Purchases of Equity Securities

The Company has not repurchased any of its Common Stock.

Item 6. Selected Financial Data

The selected financial data of the Company presented below as of and for each of the five years in the period ended September 30, 2010, has been derived from the audited financial statements of the Company.  The financial statements as of and for the years ended September 30, 2011, 2010, 2009, 2008 and 2007 have been audited by MaloneBailey, LLP, an independent registered public accounting firm.  The data set forth below should be read in conjunction with the Company’s financial statements, related notes thereto and Management’s Discussion and Analysis of Financial Condition and Plan of Operations, contained elsewhere herein.

Statements of Operations Data
	For the Years Ended September 30,
	2011	2010	2009	2008	2007

Operating expenses	4,438,053	$5,188,495	$4,239,706	$4,280,143	$4,976,765
Interest expense	(922)	(1,843)	(1,843)	(1,843)	(1,843)
Other Income (expense)	28,488	(1,040,473)	(3,447,588)	1,241,189	1,498,704
Benefit (provision) for taxes	-	-	-	(30,360)	1,723,000

Net income (loss)	(4,410,487)	$(6,230,811)	$(7,689,137)	$(3,071,157)	$(1,756,904)

Net income (loss) per share -
basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.00)	$(0.00)
Weighted average shares of
common stock outstanding	738,284,321	723,439,691	722,794,828	722,182,831	720,966,165

Balance Sheets Data
	September 30,
	2011	2010	2009	2008	2007

Concession costs and fees	$4,620,531	$2,839,500	$2,839,500	$2,839,500	$2,839,500
Total assets	19,748,238	23,007,470	28,859,825	36,880,422	39,854,641
Total liabilities	539,516	517,425	5,209,900	5,907,960	5,947,982
Shareholders’ equity	19,208,722	22,490,045	23,649,925	30,972,462	33,906,659

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

Reference is made to “Item 6. Selected Financial Data” and “Item 8. Financial Statements and Supplementary Data.”

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements.  Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements which are other than statements of historical facts.  Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements.  Our expectations, beliefs and projections are expressed in good faith and are believed by us to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished.  In addition to other factors and matters discussed elsewhere herein and the risks discussed in  Item 1A.  Risk Factors , the following are important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements: geopolitical instability where we operate; our ability to meet our capital needs; our ability to raise sufficient capital and/or enter into one or more strategic relationships with one or more industry partners to execute our business plan; our ability and success in finding, developing and acquiring oil and gas reserves; our ability to respond to changes in the oil exploration and production environment, competition, and the availability of personnel in the future to support our activities.

Overview

ERHC Energy Inc., a Colorado corporation, (“ERHC” or the “Company”) was incorporated in 1986.  The Company’s business is the exploration and exploitation of oil and gas resources in Africa including its rights to working interests in exploration acreage in the Republic of Chad (“Chad”), in the Joint Development Zone (“JDZ”) between the Democratic Republic of Săo Tomé and Príncipe (“STP”) and the Federal Republic of Nigeria (“FRN or “Nigeria”) and in the exclusive economic zone of Săo Tomé (the “Exclusive Economic Zone” or “EEZ”).

ERHC has provided an in-depth background and current operations description under Item 1 of this Form 10-K and readers are encouraged to read that analysis in connection with  Management’s Discussion and Analysis of Financial Condition and Plan of Operations.

In recent years ERHC has been focused on identifying opportunities in West Africa that work to the strengths of its management team and leverage the experience gained through the Company's long term involvement in the JDZ and EEZ. During 2011, management interest in the region and its desire to diversify its asset base lead to the identification of opportunities in Chad. Management was particularly interested in Chad due to the fact that operations will be land based and certain regions of Chad have the infrastructure to support development in a shorter timeframe than can typically be achieved with an offshore development  .

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

Concentration of Risks

The Company’s current focus is to exploit assets consisting of agreements with Chad, the DRSTP and JDA concerning oil and gas exploration.  The Company has developed internal capabilities and formed relationships with other oil and gas companies with the technical and financial capabilities to assist the Company in leveraging its interests in Chad, the EEZ and the JDZ.  The Company currently has no other operations.

Impairment of Long-lived Assets

ERHC evaluates the recoverability of long-lived assets when events and circumstances indicate that such assets might be impaired.  ERHC determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts.  Impairments are charged to operations in the period to which events and circumstances indicate that such assets might be impaired.  ERHC has evaluated its investment in interests in Chad, its DRSTP concession, and its JDA fee in light of its 2003 Option Agreement and there have been no events or circumstances that would indicate that such asset might be impaired.

Recent Accounting Pronouncements

Following is an analysis of recent accounting guidance issued by the Financial Accounting  Standards Board ("FASB") resulting in changes to the Accounting Standards Codification ("ASC):

FASB ASC 350 - In September 2011, the FASB issued guidance regarding assessing whether it is necessary to perform goodwill impairment tests on a recurring basis.  The guidance permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair market value of a reporting unit is less than its carrying amounts as a basis for determining whether it is necessary to perform the goodwill impairment test.  The amended guidance is effective for annual and interim periods beginning after December 15, 2011, with early adoption permitted, including annual and interim goodwill impairment tests performed as of dates before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued.  ERHC has adopted this guidance it had no impact on the Company’s consolidated financial statements.

FASB ASC 220 - In June 2011, the FASB issued guidance to amend the presentation of comprehensive income to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity.  The amended guidance is effective for annual and interim periods within those years beginning after December 15, 2011, and is to be applied retrospectively. ERHC adopted this guidance in the fourth quarter of fiscal year 2011 and adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

FASB ASC 820 - In May 2011, the FASB issued guidance to amend the requirements related to fair value measurement which changes the wording used to describe many requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. The amended guidance is effective for interim and annual periods beginning after December 15, 2011, and is applied prospectively. ERHC will adopt this guidance at the beginning of its first quarter of fiscal year 2012 and its adoption is not expected to have a material impact on the its consolidated financial statements.

FASB ASC 350 - In December 2010, the FASB issued amended guidance concerning testing for impairment of goodwill where an entity has one or more reporting units whose carrying value is zero or negative.  The amended guidance requires the entity to perform a test to measure the amount, if any, of impairment to goodwill by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.  The Company is required to adopt this amended guidance for fiscal years or interim periods beginning after December 15, 2011.  The Company will adopt this guidance at the beginning of its first quarter of fiscal year 2012 but its adoption will have no impact on the Company’s consolidated financial statements or disclosures to those financial statements.

FASB ASC 805 - In December 2010, the FASB issued amended guidance concerning disclosures of pro forma information for business combinations.  The amended guidance requires that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The amended guidance also expands the supplemental pro forma disclosures to include a description of and the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.   ERHC will adopt this guidance at the beginning of its first quarter of fiscal year 2012 and does not expect that adoption of the amended guidance will have an impact on the Company’s consolidated financial statements or disclosures to those financial statements.

Results of Operations

Year Ended September 30, 2011 Compared with Year Ended September 30, 2010

General and administrative expenses decreased from $5,156,778 in the year ended September 30, 2010 to $4,401,901 per 3100 in the year ended September 30, 2011.  This decrease was the result of an ongoing effort to reduce operating expenses and was due primarily to the following:

●	Reduced legal, accounting and consulting expenses related to the Company's business activities.

●	General reduction in operating costs due to cost control efforts

During the year ended September 30, 2011, the Company had a net loss of $4,410,487 compared with a net loss of $6,230,811 for the year ended September 30, 2010.  The reduction was due to the following:

In 2010, the Company recognized a provision for loss of $1,058,597 based on the Company's evaluation of certain restrictions that were placed on a financial institution where the Company had an investment in a Certificate of Deposit.  The additional provision increased the Company's 2010 net loss as compared to the year ended September 30, 2011. The Company also incurred certain costs in 2010, not repeated in 2011 related to a proposed listing on the Alternative Investment Market ("AIM") of the London Stock Exchange.

Year Ended September 30, 2010 Compared with Year Ended September 30, 2009

General and administrative expenses increased from $4,202,809 in the year ended September 30, 2009 to $5,156,778 in the year ended September 30, 2010.  This increase came despite an ongoing effort to reduce operating expenses and was due primarily to the following:

●	Expenses related to the Company's proposed listing on the AIM.

●	General increase in expenses related to evaluation of new acquisition opportunities.

During the year ended September 30, 2010, the Company had a net loss of $6,230,811 compared with a net loss of $7,689,137 for the year ended September 30, 2009.  The reduction was due to the following:

In 2009, the Company recognized a provision for loss of $4,234,317 when certain restrictions were placed on a financial institution where the Company had investments in Certificate of Deposit.  This provision was followed with an additional provision of $1,058,579, made during the year ended September 30, 2010, which reduced the asset to $-0-. The resulting reduction in loss during the year ended September 30, 2010 as compared to the year ended September 30, 2009 was partially offset by:

●	An increase in expenses related to evaluation of new acquisition opportunities during the year ended September 30, 2010

●
And a decrease in interest income from $421,729 in the year ended September 30, 2009 to $18,106 in the year ended September 30, 2010, due to a loss of interest income as the Company switched from interest bearing but not guaranteed deposit accounts to non-interest bearing accounts by the Federal Deposit Insurance Corporation.

PCS Negotiations

PSC negotiations between ERHC and the National Petroleum Agency of São Tomé and Príncipe (ANP-STP) commenced on November 14, 2011 in Sao Tome. The PSCs pertain to ERHC’s 100 percent working interest in Blocks 4 and 11 of the EEZ. ERHC’s management is looking to negotiate PSCs for the EEZ Blocks that will be attractive to potential joint venture partners. Discussions are continuing simultaneously with prospective operating partners for ERHC’s EEZ Blocks.

Liquidity and Capital Resources

As of September 30, 2011, the Company had $12,144,597 in cash and cash equivalents and US Treasury Bills and positive working capital of $12,411,565.   Management believes that this cash position should be sufficient to support the Company’s estimated annual  working capital requirements of $4,800,000 for more than 12 months.

In addition to normal working capital requirements, ERHC's interest in Chad may require the Company to make additional cash signature bonus payments of up to $5,000,000 in 2012 and the Company estimates that it may incur additional costs of at least $1,000,000 to implement the first year of its work program under the Production Sharing Contract with the Government of Chad. ERHC believes its current cash position will allow it to meet current obligations to the Government of Chad for the next twelve months as the Company endeavors to negotiate participation agreements to fully exploit these assets.

Off-Balance Sheet Arrangements

At September 30, 2011, the Company had no off-balance sheet arrangements.

Short –Term Obligations

As of September 30, 2011, the Company had a total of $539,519 in short-term obligations; it includes $114,184 in accrued Directors’ compensation.

Contractual Obligations and Commercial Commitments

The following table provides information at September 30, 2011, about the Company’s contractual obligations and commercial commitments.  The table presents contractual obligation by due dates and related contractual commitments by expiration dates.

Contractual Obligations	Total	Less Than 1 year	1-3 Years	3-5 Years	More Than 5 Years

Chad license interest	$20,000,000	$6,000,000	$2,000,000	$12,000,000	$-
Operating lease (2)	672,986	51,132	250,221	260,665	110,968

Total	$20,672,986	$6,051,132	$2,250,221	$12,260,665	$110,968

(1)
This represents obligations under our PSC with Chad. The Company has a remaining commitment of $5,000,000 for its signing bonus and a minimum $15,000,000 commitment under a five year work program. This commitment must include annual expenditures of at least $1,000,000 and accordingly, the above analysis is prepared using the minimum commitment.

(2)	Lease obligations consist of operating lease for office space. Office lease represent non-cancelable leases for office space used in daily operations.

Contingencies and Legal Matters

For a detailed discussion of contingencies and legal matters, see “Item 3 “Legal Proceedings”.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

The Company’s current focus is to exploit its primary assets, which are rights to working interest in the Republic of Chad, the JDZ and the EEZ under agreements with Government of the Republic of Chad, the JDA and the DRSTP respectively.  The Company intends to continue to form relationships with other oil and gas companies with operational, technical and financial capabilities to assist the Company in leveraging its interests in Chad, the EEZ and the JDZ.  The Company currently has no other operations.

At September 30, 2011, all of the Company’s operations were located outside the United States.  The Company’s primary assets are agreements with Government of the Republic of Chad, the DRSTP and the JDA, which provide ERHC with rights to participate in exploration and production activities in the Republic of Chad, and in Gulf of Guinea off the coast of West Africa.  This geographic area of interest is controlled by foreign governments that have historically experienced volatility, which is out of management’s control. The Company’s ability to exploit its interests in the agreements in this area may be impacted by this circumstance.

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

Item 8.  Financial Statements and Supplementary Data

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page(s)
Reports of Independent Public Accounting Firm:

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting as of September 30, 2011	29

Report of Independent Registered Public Accounting Firm on the Financial Statements for the Years ended September 30, 2011, 2010 and 2009	30

Consolidated Financial Statements:

Consolidated Balance Sheets as of September 30, 2011 and 2010	31

Consolidated Statements of Operations for the Years Ended September 30, 2011, 2010 and 2009, and for the period from inception, September 5, 1995,to September 30, 2011	32

Consolidated Statements of Comprehensive Income for the Years Ended September 30, 2011, 2010 and 2009, and for the period from inception, September 5, 1995,to September 30, 2011	33

Consolidated Statements of Shareholders’ Equity for the period from inception, September 5, 1995, to September 30, 2011	34

Consolidated Statements of Cash Flows for the Years Ended September 30, 2011, 2010 and 2009, and for the period from inception, September 5, 1995,to September 30, 2011	39

Notes to Consolidated Financial Statements	41

Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ERHC Energy Inc.
Houston, Texas

We have audited the internal control of ERHC Energy Inc. and its subsidiaries (collectively, the “Company”) over its financial reporting as of September 30, 2011 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, ERHC Energy Inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ERHC Energy Inc. and its subsidiaries as of September 30, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years ended September 30, 2011, 2010 and 2009 and our report dated December 14, 2011 expressed an unqualified opinion on those consolidated financial statements.

Malone  Bailey,LLP
www.malone-bailey.com
Houston, Texas

December 14, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ERHC Energy Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of ERHC Energy Inc. and its subsidiaries (collectively the “ERHC’), a development stage corporation, as of September 30, 2011 and 2010 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years ended September 30, 2011, 2010 and 2009.  These financial statements are the responsibility of ERHC’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ERHC as of September 30, 2011 and 2010, and the results of its operations and its cash flows for each of the three years ended September 30, 2011, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of ERHC’s internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control – Integrated Framework    issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 14, 2011 expressed an unqualified opinion.

MaloneBailey, LLP
www.malone-bailey.com
Houston, Texas

December 14, 2011

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED BALANCE SHEETS
September 30, 2011 and 2010

	2011	2010

ASSETS

Current assets:
Cash and cash equivalents	$7,137,151	$12,913,249
United States Treasury bills	5,007,446	5,000,958
Investment in Exile Resources common stock	524,346	-
Prepaid expenses and other	282,141	199,808

Total current assets	12,951,084	18,114,015

Oil and gas concession fees	4,620,531	2,839,500
Furniture and equipment, net of accumulated depreciation of $160,225 and $136,804 at September 30, 2011 and 2010, respectively	27,225	35,557
Restricted certificate of deposit	131,000	-
Income tax receivable	2,018,398	2,018,398

Total assets	$19,748,238	$23,007,470

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$539,519	$471,506
Accrued interest	-	12,406
Current portion of convertible debt	-	33,513

Total current liabilities	539,519	517,425

Commitments and contingencies:

Shareholders' equity:
Preferred stock, par value $0.0001; authorized 10,000,000 shares; none issued and outstanding	-	-
Common stock, par value $0.0001; authorized 950,000,000 shares; issued and outstanding 738,933,854 and 729,319,944 shares at September 30, 2011 and 2010, respectively	73,894	72,932
Additional paid-in capital	99,355,149	97,401,297
Accumulated other comprehensive income	(825,653)	-
Losses accumulated in the development stage	(79,394,671)	(74,984,184)

Total shareholders’ equity	19,208,719	22,490,045

Total liabilities and shareholders' equity	$19,748,238	$23,007,470

The accompanying notes are an integral part of these consolidated financial statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended September 30, 2011, 2010, and 2009 and for the Period
From Inception, September 5, 1995, to September 30, 2011

				(unaudited) Inception to
	Years Ended September 30,			September 30,
	2011	2010	2009	2011

Costs and expenses:
General and administrative	$4,401,901	$5,156,778	$4,202,809	$82,104,170
Depreciation	23,423	31,717	36,897	1,508,538
Gain on sale of partial interest in DRSTP concession	-	-	-	(30,102,250)
Write-offs and abandonments	-	-	-	7,742,128
Total costs and expenses	(4,425,324)	(5,188,495)	(4,239,706)	(61,252,586)

Other income and (expenses):
Interest income	15,620	18,106	421,729	4,844,983
Gain (loss) from settlements	12,868	-	365,000	130,178
Other income	-	-	-	439,827
Interest expense	(13,651)	(1,843)	(1,843)	(12,144,242)
Provision for loss on deposits	-	(1,058,579)	(4,234,317)	(5,292,896)
Loss on extinguishment of debt	-	-	-	(5,749,575)

Total other income and (expense)	14,837	(1,042,316)	(3,449,431)	(17,771,725)

Income (loss) before benefit (provision) for income taxes	(4,410,487)	(6,230,811)	(7,689,137)	(79,024,311)

Benefit (provision) for income taxes:
Current	-	-	-	(1,330,360)
Deferred	-	-	-	960,000

Total benefit (provision)for income taxes	-	-	-	(370,360)

Net loss	$(4,410,487)	$(6,230,811)	$(7,689,137)	$(79,394,671)

Net loss per common share -basic and diluted	$(0.01)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	738,284,321	723,265,288	722,794,828

The accompanying notes are an integral part of these consolidated financial statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS
For the Years Ended September 30, 2011, 2010, and 2009 and for the Period
From Inception, September 5, 1995, to September 30, 2011

				(unaudited) Inception to
	Year Ended September 30,			September 30,
	2011	2010	2009	2011

Net loss	$(4,410,487)	$(6,230,811)	$(7,689,137)	$(79,394,671)

Other comprehensive income - loss on available for sale securities	(825,653)	-	-	(825,653)

Total costs and expenses	$(5,236,140)	$(6,230,811)	$(7,689,137)	$(80,220,324)

The accompanying notes are an integral part of these consolidated financial statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the Period from Inception, September 5, 1995, to September 30, 2011, (Unaudited for the
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
For the Period from Inception, September 5, 1995, to September 30, 2011, (Unaudited for the
Period from Inception to September 30, 1998)

			Additional
	Common Stock		Paid-In	Accumulated	Subscription	Deferred
	Shares	Amount	Capital	Deficit	Receivable	Compensation	Total

Balance at September 30, 1997	23,211,679	$2,321	$19,952,743	$(17,645,204)	$(913,300)	$(250,000)	$1,146,560

Common stock and warrants issued for cash	1,124,872	113	972,682	-	-	-	972,795
Common stock issued for services	1,020,320	102	1,526,878	-	-	-	1,526,980
Common stock issued for Uinta acquisition	1,000,000	100	1,999,900	-	-	-	2,000,000
Common stock issued for Nueces acquisition	50,000	5	148,745	-	-	-	148,750
Common stock issued for accounts payable	491,646	49	337,958	-	-	-	338,007
Beneficial conversion feature associated with convertible debt	-	-	1,387,500	-	-	-	1,387,500
Receipt of subscription receivable	-	-	-	-	913,300	-	913,300
Option fee and penalty	299,536	30	219,193	-	-	-	219,223
Common stock issued for building equity	24,000	2	69,998	-	-	-	70,000
Amortization of deferred compensation	-	-	-	-	-	125,000	125,000
Net loss	-	-	-	(11,579,024)	-	-	(11,579,024)

Balance at September 30, 1998	27,222,053	2,722	26,615,597	(29,224,228)	-	(125,000)	(2,730,909)

Common stock issued for cash	397,040,000	39,704	2,062,296	-	-	-	2,102,000
Common stock issued for services	7,169,000	717	1,034,185	-	-	-	1,034,902
Common stock issued for Uinta settlement	7,780,653	778	2,541,161	-	-	-	2,541,939
Common stock surrendered in BAPCO settlement	(7,744,000)	(774)	(2,709,626)	-	-	-	(2,710,400)
Common stock issued for accounts payable	10,843,917	1,084	769,139	-	-	-	770,223
Common stock issued for conversion of debt and payment of accrued interest and penalties	31,490,850	3,149	5,998,915	-	-	-	6,002,064
Common stock issued for officers' salary and bonuses	10,580,000	1,058	4,723,942	-	-	-	4,725,000
Common stock issued for shareholder loans and accrued interest payable	3,939,505	394	771,318	-	-	-	771,712
Reclassification of common stock previously presented as a liability	750,000	75	1,499,925	-	-	-	1,500,000
Amortization of deferred compensation	-	-	-	-	-	125,000	125,000
Net loss	-	-	-	(19,727,835)	-	-	(19,727,835)

Balance at September 30, 1999	489,071,978	$48,907	$43,306,852	$(48,952,063)	$-	$-	$(5,596,304)

The accompanying notes are an integral part of these consolidated financial statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the Period from Inception, September 5, 1995, to September 30, 2011, (Unaudited for the
Period from Inception to September 30, 1998)

			Additional
	Common Stock		Paid-In	Accumulated	Subscription	Deferred
	Shares	Amount	Capital	Deficit	Receivable	Compensation	Total

Balance at September 30, 1999	489,071,978	$48,907	$43,306,852	$(48,952,063)	$-	$-	$(5,596,304)

Common stock issued for conversion of debt and payment of accrued interest and penalties	7,607,092	761	295,120	-	-	-	295,881
Net loss	-	-	-	(1,958,880)	-	-	(1,958,880)

Balance at September 30, 2000	496,679,070	49,668	43,601,972	(50,910,943)	-	-	(7,259,303)

Common stock issued for services	37,000,000	3,700	1,846,300	-	-	-	1,850,000
Net loss	-	-	-	(6,394,810)	-	-	(6,394,810)

Balance at September 30, 2001	533,679,070	53,368	45,448,272	(57,305,753)	-	-	(11,804,113)

Common stock issued for cash net of expenses	4,000,000	400	643,100	-		-	643,500
Common stock issued for services	3,475,000	348	527,652	-	-	-	528,000
Common stock issued for accounts payable	4,407,495	440	817,757	-	-	-	818,197
Common stock issued for con -version of debt and payment of accrued interest and penalties	7,707,456	771	1,540,721	-	-	-	1,541,492
Common stock issued for officer's salary and bonuses	2,700,000	270	289,730	-	-	-	290,000
Net loss	-	-	-	(4,084,210)	-	-	(4,084,210)

Balance at September 30, 2002	555,969,021	55,597	49,267,232	(61,389,963)	-	-	(12,067,134)

Common stock issued for cash, net of expenses	9,440,000	944	1,071,556	-	-	-	1,072,500
Common stock issued for accounts payable	1,527,986	153	177,663	-	-	-	177,816
Common stock issued for con -version of debt and payment of accrued interest	17,114,740	1,711	3,421,227	-	-	-	3,422,938
Net loss	-	-	-	(3,153,882)	-	-	(3,153,882)

Balance at September 30, 2003	584,051,747	$58,405	$53,937,678	$(64,543,845)	$-	$-	$(10,547,762)

The accompanying notes are an integral part of these consolidated financial statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the Period from Inception, September 5, 1995, to September 30, 2011, (Unaudited for the
Period from Inception to September 30, 1998)

			Additional
	Common Stock		Paid-In	Accumulated	Subscription	Deferred
	Shares	Amount	Capital	Deficit	Receivable	Compensation	Total

Balance at September 30, 2003	584,051,747	$58,405	$53,937,678	$(64,543,845)	$-	$-	$(10,547,762)

Common stock issued for cash, net of expenses	3,231,940	323	974,677	-	-	-	975,000
Common stock issued for accounts payable	1,458,514	146	533,102	-	-	-	533,248
Common stock issued for con -version of debt and payment of accrued interest	11,185,052	1,119	2,236,093	-	-	-	2,237,212
Common stock issued for proceeds received in 2003	1,000,000	100	(100)	-	-	-	-
Beneficial conversion feature associated with the convertible line of credit	-	-	1,058,912	-	-	-	1,058,912
Options issued to employee	-	-	765,000	-	-	(765,000)	-
Amortization of deferred compensation	-	-	-	-	-	308,126	308,126
Common stock issued for cash-less exercise of options and/or warrants	247,882	25	(25)	-	-	-	-
Net loss	-	-	-	(3,593,388)	-	-	(3,593,388)

Balance at September 30, 2004	601,175,135	60,118	59,505,337	(68,137,233)	-	(456,874)	(9,028,652)

Common stock issued for accounts payable	735,000	73	359,716	-	-	-	359,789
Common stock issued for con -version of debt and payment of accrued interest	107,819,727	10,782	22,678,054	-	-	-	22,688,836
Common stock issued in settlement of lawsuits	595,000	59	394,391	-	-	-	394,450
Variable accounting for re-priced employee stock options	-	-	300,000	-	-	(300,000)	-
Beneficial conversion feature associated with the convertible line of credit	-	-	347,517	-	-	-	347,517
Amortization of deferred compensation	-	-	-	-	-	449,737	449,737
Common stock issued for cash-less exercise of options and/or warrants	587,364	59	(59)	-	-	-	-
Net loss	-	-	-	(11,270,478)	-	-	(11,270,478)

Balance at September 30, 2005	710,912,226	$71,091	$83,584,956	$(79,407,711)	$-	$(307,137)	$3,941,199

The accompanying notes are an integral part of these consolidated financial statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the Period from Inception, September 5, 1995, to September 30, 2011, (Unaudited for the
Period from Inception to September 30, 1998)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehend-	Deferred
	Shares	Amount	Capital	Deficit	sive Income	Compensation	Total

Balance at September 30, 2005	710,912,226	$71,091	$83,584,956	$(79,407,711)	$-	$(307,137)	$3,941,199

Common stock issued for services	4,665,000	467	1,976,081	-	-	-	1,976,548
Variable accounting for re-priced employee stock options	-	-	(60,660)	-	-	-	(60,660)
Issuance of warrants for success fee	-	-	5,154,500	-	-	-	5,154,500
Issuance of options as comp-ensation to consultants	-	-	1,145,000	-	-	-	1,145,000
Common stock issued upon exercise of warrants	800,000	80	159,920	-	-	-	160,000
Amortization of deferred compensation	-	-	(307,137)	-	-	307,137	-

Common stock issued for cashless exercise of options and/or warrants	2,611,756	261	(261)	-	-	-	-
Net income	-	-	-	23,171,536	-	-	23,171,536

Balance at September 30, 2006	718,988,982	71,899	91,652,399	(56,236,175)	-	-	35,488,123

Accounting for employee stock options	-	-	175,440	-	-	-	175,440
Common stock issued upon exercise of warrants	2,949,587	294	(294)	-	-	-	-
Net loss	-	-	-	(1,756,904)	-	-	(1,756,904)

Balance at September 30, 2007	721,938,569	72,193	91,827,545	(57,993,079)	-	-	33,906,659

Common stock issued for services	300,000	31	88,469	-	-	-	88,500
Accounting for employee stock options	-	-	48,460	-	-	-	48,460
Net loss	-	-	-	(3,071,157)	-	-	(3,071,157)

Balance at September 30, 2008	722,238,569	72,224	91,964,474	(61,064,236)	-	-	30,972,462

Common stock issued for services	811,875	81	366,519	-	-	-	366,600
Net loss	-	-	-	(7,689,137)	-	-	(7,689,137)

Balance at September 30, 2009	723,050,444	72,305	92,330,993	(69,753,373)	-	-	23,649,925

Common stock issued for services	1,017,500	102	267,079	-	-	-	267,181
Common stock issued for settlement of liability	5,250,000	525	4,803,225	-	-	-	4,803,750
Net loss	-	-	-	(6,230,811)	-	-	(6,230,811)

Balance at September 30, 2010	729,317,944	72,932	97,401,297	(74,984,184)	-	-	22,490,045

Common stock issued for services	525,000	53	133,261	-	-	-	133,314
Common stock issued for cash	9,090,910	909	1,820,591	-	-	-	1,821,500
Loss on available for sale equity securities	-	-	-	-	(825,653)		(825,653)
Net loss	-	-	-	(4,410,487)			(4,410,487)

Balance at September 30, 2011	738,933,854	$73,894	$99,355,149	$(79,394,671)	$(825,653)	$-	$19,208,719

The accompanying notes are an integral part of these consolidated financial statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2011, 2010 and 2009 and for the Period From
Inception, September 5, 1995 to September 30, 2011

				Inception to
	Year Ended September 30			September 30,
	2011	2010	2009	2011

Cash flows from operating activities:
Net loss	$(4,410,487)	$(6,230,811)	$(7,689,137)	$(79,394,671)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and depletion expense	23,423	31,717	36,897	1,508,537
Provision for loss on deposits	-	1,058,579	4,234,317	5,292,896
Write-offs and abandonments	-	-	-	7,742,128
Deferred income taxes	-	-	-	(2,018,398)
Compensatory stock options	-	-	-	1,308,240
Gain from settlement	-	-	(365,000)	(617,310)
Gain on sale of partial interest in DRSTP concession	-	-	-	(30,102,250)
Amortization of beneficial conversion feature associated with convertible debt	-	-	-	2,793,929
Amortization of deferred compensation	-	-	-	1,257,863
Loss (gain) on extinguishment of debt	(12,868)	-	-	5,669,500
Stock issued for services	-	-	-	20,897,077
Stock issued for settlements	-	-	-	225,989
Stock issued for officer bonuses	68,062	46,381	-	5,194,695
Stock issued for interest and penalties on convertible debt	-	-	-	10,631,768
Stock issued for board compensation	65,252	220,800	366,600	2,652,449
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(82,332)	247,537	(247,926)	(282,139)
Accounts payable and other accrued liabilities	(95,523)	226,512	26,640	(2,611,609)
Current tax liability	-	-	-	-
Accounts payable and accrued liabilities, related party	58,995	(115,236)	(239,700)	58,992
Accrued retirement obligation	-	-	(120,000)	365,000

Net cash used by operating activities	(4,385,478)	(4,514,521)	(3,997,309)	(49,427,314)

The accompanying notes are an integral part of these consolidated financial statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2011, 2010, 2009 and 2009 and for the Period From
Inception, September 5, 1995 to September 30, 2011

				Inception to
	Year Ended September 30			September 30,
	2011	2010	2009	2011

Cash Flows From Investing Activities
Purchase of long-term investment	$-	$-	$(5,292,896)	$(5,292,896)
Purchase of oil and gas concessions	(1,676,031)	-	-	(7,355,031)
Proceeds from sale of partial interest in DRSTP concession	-	-	-	45,900,000
Purchase of United States Treasury bills and accrued interest	(6,488)	(5,000,958)	-	(5,007,446)
Purchase of marketable equity securities	(1,350,000)	-	-	(1,350,000)
Purchase of restricted certificate of deposit	(131,000)			(131,000)
Purchase of furniture and equipment	(15,088)	-	(38,079)	(962,535)

Net cash provided (used) by investing activities	(3,178,607)	(5,000,958)	(5,330,975)	25,801,092

Cash flows from financing activities:
Proceeds from warrants exercised	-	-	-	160,000
Proceeds from Common Stock, net of expenses:	1,821,500	-	-	8,776,549
Proceeds from line of credit, related party	-	-	-	2,750,000
Proceeds from non-convertible debt, related party	-	-	-	158,700
Proceeds from convertible debt, related party	-	-	-	8,207,706
Proceeds from sale of convertible debt	-	-	-	9,019,937
Proceeds from bank borrowing	-	-	-	175,000
Proceeds from stockholder loans	-	-	-	1,845,809
Proceeds from stock subscription receivable	-	-	-	913,300
Repayment of shareholder loans	-	-	-	(1,020,607)
Repayment of long-term debt	(33,513)	-	-	(223,021)

Net cash provided by financing activities	1,787,987	-	-	30,763,373

Net increase (decrease) in cash and cash equivalents	(5,776,102)	(9,515,479)	(9,328,284)	7,137,151

Cash and cash equivalents at beginning of period	12,913,249	22,428,728	31,757,012	-

Cash and cash equivalents at end of period	$7,137,151	$12,913,249	$22,428,728	$7,137,151

The accompanying notes are an integral part of these financial statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended September 30, 2011, 2010 and 2009 and for the Period From
Inception, September 5, 1995 to September 30, 2011

Note 1 – Summary of Significant Accounting Policies

General Business and Nature of Operations

ERHC Energy Inc. ("ERHC")is an independent oil and gas company that reports as a development stage enterprise because there are currently no significant operations and no revenue has been generated from business activities.  ERHC was formed in 1986, as a Colorado corporation.   The Company’s current focus is to exploit its primary assets, which are rights to working interests in exploration acreage in the Republic of Chad ("Chad"), in the JDZ between the Democratic Republic of Sao Tome and Principe (“DRSTP”), in the Federal Republic of Nigeria (“FRN”) and in the exclusive waters of Sao Tome (the “Exclusive Economic Zone” or “EEZ”).  The Company has formed relationships with upstream oil and gas companies to assist the Company in exploiting its assets in the JDZ as further described in Note 4.  ERHC currently has no other operations.

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

Concentration of Risks

ERHC primarily transacts its business with four financial institutions. From time to time the amount on deposit in one or all of these institutions may exceed federal insurance limits.  The balances are maintained in demand accounts to minimize risk.

ERHC’s focus is to exploit its assets which are agreements with the Government of Chad concerning oil and gas exploration in Chad, with the DRSTP concerning oil and gas exploration in EEZ and with the JDA concerning oil and gas exploration in the JDZ.  ERHC has formed relationships with Sinopec International Petroleum Exploration and Production Corporation Nigeria (“Sinopec”), and Addax Energy Nigeria Limited (“Addax Ltd.”) to assist ERHC in leveraging its interests in the JDZ. ERHC currently has no other operations.

Cash Equivalents

ERHC considers all highly liquid short-term investments with an original maturity of three months or less, when purchased, to be cash equivalents.

Marketable Securities

The Company’s Investment in United States Treasury Bills bears maturity dates in excess of three months, are treated as held to maturity and carried at amortized cost.

The Company's investment in common stock is carried at market value

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

The new guidance defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants. The new guidance establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

●	Level 1 Inputs—Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

●
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

●
Level 3 Inputs—Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity's own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

Marketable securities  - ERHC obtains quoted market prices in identical markets to estimate the fair value of its US Treasury Bills and equity securities.

See Note 2 “Fair Value of Financial Instruments” for further information.

The adoption of the new guidance did not significantly change the valuation techniques ERHC had previously utilized prior to its adoption. Financial instruments consist of cash and cash equivalents, accounts receivable, installments receivable, collateralized receivables, accounts payable and secured borrowings.

Successful Efforts

ERHC uses the successful efforts method of accounting for oil and gas producing activities.  Under this method, acquisition costs for proved and unproved properties are capitalized when incurred.  Exploration costs, including geological and geophysical costs, the costs of carrying and retaining unproved properties and exploratory dry hole drilling costs, are expensed.  Development costs, including the costs to drill and equip development wells and successful exploratory drilling costs to locate proved reserves are capitalized. Exploratory drilling costs are capitalized when incurred pending the determination of whether a well has found proved reserves.  A determination of whether a well has found proved reserves is made after drilling is completed. The determination is based on a process that relies on interpretations of available geologic, geophysics, and engineering data.  If a well is determined to be successful, the capitalized drilling costs will be reclassified as part of the cost of the well.  If a well is determined to be unsuccessful, the capitalized drilling costs will be charged to expense in the period the determination is made.  If an exploratory well requires a major capital expenditure before production can begin, the cost of drilling the exploratory well will continue to be carried as an asset pending determination of whether proved reserves have been found only as long as: i) the well has found a sufficient quantity of reserves to justify its completion as a producing well if the required capital expenditure is made and ii) drilling of the additional exploratory wells is under way or firmly planned for the near future.  If drilling in the area is not under way or firmly planned, or if the well has not found a commercially producible quantity of reserves, the exploratory well is assumed to be impaired, and its costs are charged to expense.

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

Asset Retirement Obligation

ERHC’s asset retirement obligation relates to the plugging and abandonment of certain oil and gas properties in Wichita Falls, Texas. The provisions of ASC Topic 410, “ Asset Retirement and Environmental Obligations ”require the fair value of a liability for an asset retirement obligation to be recorded and a corresponding increase in the carrying amount of the associated asset.  The cost of the tangible asset, including the initially recognized asset retirement cost is depleted over the useful life of the asset.  If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded to the retirement obligation and the asset retirement cost. The offsetting ARO liability is recorded at fair value, and accretion expense recognized as the discounted liability is accreted to its expected settlement value.  The fair value of the ARO asset and liability is measured using expected future cash out flows discounted at the Company’s credit adjusted risk free interest rate. These oil and gas properties were abandoned and written off during the year ended September 30, 1999. During the year ended September 30, 2009, the Company settled its asset retirement obligation by paying $120,000, resulting in a gain of $365,000.

Impairment of Long-lived Assets

ERHC evaluates the recoverability of long-lived assets when events and circumstances indicate that such assets might be impaired.  ERHC determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts.  Impairments are charged to operations in the period to which events and circumstances indicate that such assets might be impaired.  ERHC has evaluated its investment in its DRSTP concession fee in light of its 2003 Option Agreement (see Note 4 and there have been no events or circumstances that would indicate that such asset might be impaired.

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

On October 1, 2007, the Company adopted new FASB guidance on accounting for uncertainty in income taxes which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under this guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The guidance also extends to de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period.  Diluted loss per share is computed by dividing net loss by the weighted average number of shares outstanding, after giving effect to potentially dilutive common share equivalents outstanding during the period.  Potentially dilutive common share equivalents are not included in the computation of diluted income (loss) per share if they are anti-dilutive.  Diluted loss per common share is the same as basic for all periods presented because the effect of potentially dilutive common shares arising from outstanding stock warrants and options was anti-dilutive For the years ended September 30, 2011, 2010 and 2009, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Stock-based Compensation

On October 1, 2005, ERHC began recording compensation expense associated with stock options and other forms of equity compensation in accordance with new fair value guidance issued by the Financial Accounting Standards Board and interpreted by the SEC.

Recent Accounting Pronouncements

Following is an analysis of  recent accounting guidance issued by the Financial Accounting  Standards Board ("FASB") resulting in changes to the Accounting Standards Codification ("ASC):

FASB ASC 350 - In September 2011, the FASB issued guidance regarding assessing whether it is necessary to perform goodwill impairment tests on a recurring basis.  The guidance permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair market value of a reporting unit is less than its carrying amounts as a basis for determining whether it is necessary to perform the goodwill impairment test.  The amended guidance is effective for annual and interim periods beginning after December 15, 2011, with early adoption permitted, including annual and interim goodwill impairment tests performed as of dates before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued.  ERHC has adopted this guidance it had no impact on the Company’s consolidated financial statements.

FASB ASC 220 - In June 2011, the FASB issued guidance to amend the presentation of comprehensive income to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity.  The amended guidance is effective for annual and interim periods within those years beginning after December 15, 2011, and is to be applied retrospectively. ERHC adopted this guidance in the fourth quarter of fiscal year 2011 and adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

FASB ASC 820 - In May 2011, the FASB issued guidance to amend the requirements related to fair value measurement which changes the wording used to describe many requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. The amended guidance is effective for interim and annual periods beginning after December 15, 2011, and is applied prospectively. ERHC will adopt this guidance at the beginning of its first quarter of fiscal year 2012 and its adoption is not expected to have a material impact on the its consolidated financial statements.

FASB ASC 350 - In December 2010, the FASB issued amended guidance concerning testing for impairment of goodwill where an entity has one or more reporting units whose carrying value is zero or negative.  The amended guidance requires the entity to perform a test to measure the amount, if any, of impairment to goodwill by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.  The Company is required to adopt this amended guidance for fiscal years or interim periods beginning after December 15, 2011.  The Company will adopt this guidance at the beginning of its first quarter of fiscal year 2012 but its adoption will have no impact on the Company’s consolidated financial statements or disclosures to those financial statements.

FASB ASC 805 - In December 2010, the FASB issued amended guidance concerning disclosures of pro forma information for business combinations.  The amended guidance requires that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The amended guidance also expands the supplemental pro forma disclosures to include a description of and the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.   ERHC will adopt this guidance at the beginning of its first quarter of fiscal year 2012 and does not expect that adoption of the amended guidance will have an impact on the Company’s consolidated financial statements or disclosures to those financial statements.

Note 2 - Fair Value of Financial Instruments

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2011 and 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

September 30, 2011

	Quoted Prices
	In an Active	Significant Other	Significant
	Market for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

United States Treasury bills	$5,007,446	$-	$-	$5,007,446

Marketable equity securities - Exile Resources	524,346	-	-	524,346

Restricted certificate of deposit	131,000	-	-	131,000

	$5,662,792	$-	$-	$5,662,792

 September 30, 2010

	Quoted Prices
	In an Active	Significant Other	Significant
	Market for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

United States Treasury Bills	$5,000,958	$-	$-	$5,000,958

	$5,000,958	$-	$-	$5,000,958

Changes in Level 3 Assets

The table below sets forth a summary of changes in the fair value of the Plan’s level 3 assets for the years ended September 30, 2011 2010 and 2009:

	2011	2010	2009

Balance at beginning of year	$-	$1,058,879	$5,292,896
Write down to estimated fair value	-	(1,058,879)	(4,234,317)

Balance at end of year	$-	$-	$1,058,579

During the years ended September 30, 2011, 2010 and 2009, the Company recognized losses on certificates of deposit of $-0-, $1,058,579 and $4,234,217 to record the certificates at their estimated net realizable basis, based on the fact that certain restrictions were placed on the investment and a receiver was appointed to take over the institution.

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

Note 4 –  Oil and Gas Concessions

Following is an analysis of the cost of oil and gas concessions at December 31, 2011 and 2010:

	2011	2010

DRSTP concession	$2,839,500	$2,839,500
Chad concession	1,760,000	-
Pending Concessions in Other African Countries	21,031	-
		-

	$4,620,531	$2,839,500

Republic of Chad Concession Fees and Other Financial Commitments

On June 30, 2011, ERHC entered into a production sharing contract ("PSC") with Chad for certain onshore hydrocarbon exploration and development. Under terms of the PSC as sealed by the Approval Law  issued subsequently, a total signature bonus of $40 million is payable by ERHC out of which $6,000,000 is payable early in the contract term and the balance payable out of production, if any, from the Blocks which are subject to the PSC).

As of September 30, 2011, the Company has paid or incurred:
a.
$1,000,000 out of the initial signature bonus commitment (leaving a balance of $5,000,000 to be completed within 90 days of the  later of [i] the publication of Approval Law in the Journel Officiel, an official publication of the Government of Chad or [ii] the notification to ERHC of the Order of Award of an Exclusive Exploration Authorization, neither of which has occurred as of the date hereof)

b.	$480,000 as legal fees and costs for the drafting and negotiation of the PSC, as provided for in the PSC
c.	$280,000 in advisers’ and ancillary costs related to the PSC

ERHC is also committed under the PSC to spend at least $15,000,000 over the first five years on a minimum work program and at least an additional $1,000,000 over a further period of up to three years.

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

The following represents ERHC’s current rights in the JDZ blocks:

JDZ Block	ERHC Original Participating Interest	ERHC Joint Bid Participating Interest	Participating Interest(s) Sold	Current ERHC Retained Participating Interest	Remaining Cost Allocated to Blocks

2	30.00%	35.00%	43.00%	22.00%	$-
3	20.00%	5.00%	15.00%	10.00%	-
4	25.00%	35.00%	40.50%	19.50%	-
5	15.00%	-	-	15.00% (in arbitration)	567,900
6	15.00%	-	-	15.00% (in arbitration)	567,900
9	20.00%	-	-	20.00%	567,900

EEZ Block	ERHC Original Participating Interest	ERHC Joint Bid Participating Interest	Participating Interest(s) Sold	Current ERHC Retained Participating Interest	Remaining Cost Allocated to Blocks
4	100%	-	-	100%	$567,900
11	100%	-	-	100%	567,900

The Original Participating Interest is the interest granted pursuant to the Option Agreement, dated April 2, 2003, between DRSTP and ERHC (the “2003 Option Agreement”).

Under the terms each of the Participation Agreements Sinopec and Addax agreed to pay all of ERHC’s future costs for petroleum operations (“the carried costs”) in respect of ERHC's retained interests in JDZ blocks 2,3 and 4. Additionally, Sinopec and Addax are entitled to 100% of ERHC’s allocation of cost oil plus up to 50% of ERHC’s allocation of profit oil from the retained interests on individual blocks until Sinopec and Addax Sub recover 100% of ERHC’s carried costs.

The remaining $2,839,500 of cost related to the DRSTP concession, as shown on the Company's balance sheet at September 30, 2011 and 2010, relate to blocks 5, 6 and 9 of the JDZ, and the Company's EEZ blocks on which Production Sharing Contracts are yet to be signed.

Note 5 – Convertible Debt

At September 30, 2010 ERHC had $33,513 of nonaffiliated convertible debt and $12,406 of accrued but unpaid interest outstanding, respectively.  At September 30, 2010, this note was in default. During 2011, ERHC settled this note and the related accrued interest and recognized a gain on the extinguishment of debt of $12,868.

Note 6 – Income Taxes

At September 30, 2011, ERHC had a consolidated net operating loss carry-forward (“NOL”) of approximately $18,932,000.

The composition of deferred tax assets and the related tax effects at September 30, 2011 and 2010 are as follows:

	2011	2010

Net operating losses	$6,436,795	$4,843,169
Income tax receivable	2,018,398	2,018,398
Allowance for loss on deposits	1,799,584	1,799,584
Other	69,256	(280,940)

Total deferred tax assets	10,324,033	8,380,211
Valuation allowance	(8,305,635)	(6,361,813)

Net deferred tax asset	$2,018,398	$2,018,398

The $2,018,398 deferred tax asset at September 30, 2011 and 2010 represents a pending tax refund due of overpayment made in the 2006 tax return.

The difference between the income tax benefit (provision) in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax income (loss) for years ended September 30, 2011, 2010 and 2009, is as follows:

	2011	2010	2009

Income tax benefit at federal statutory rate	$1,499,566	$2,118,476	$2,597,254
Change in valuation allowance	(1,538,602)	(509,919)	(2,575,272)
Expiration and adjustment of NOLs	89,382	(1,466,419)	-
Stock compensation	(45,327)	(90,841)	-
Consultants stock option expense		-	-
State income tax		-	-
Penalties		-	(11,982)
Other	(5,019)	(51,297)	(10,000)

	$-	$-	$-

In preparing the Company’s consolidated financial statements, the Company assesses the likelihood that its deferred tax assets will be realized from future taxable income. The Company establishes a valuation allowance if it determines that it is more likely than not that some portion of the deferred tax assets will not be realized. Changes in the valuation allowance, when recorded, would be included in its consolidated statements of operations as a provision for (benefit from) income taxes. The Company exercise significant judgment in determining its provisions for income taxes, its deferred tax assets and liabilities and its future taxable income for purposes of assessing its ability to utilize any future tax benefit from its deferred tax assets. During 2011, the Company assessed the need for a valuation allowance against its deferred tax assets. The deferred tax asset valuation allowance was $8,305,635 as of September 30, 2011. The valuation allowance relates primarily to the net operating losses and various expense deductions for which a tax benefit is currently unavailable.

At September 30, 2011, the Company has Federal net operating loss carry forward of approximately $18,932,000. The federal loss carry forward expires on various dates through 2030.

Uncertainty in Tax Positions

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

The Company is subject to taxation in the United States and various foreign jurisdictions. The Company’s tax years for 2006 through 2011 are subject to examination by the tax authorities. The Company is currently under examination by the Internal Revenue Service for the 2006 tax year.

Note 7 – Shareholders’ Equity

Common Stock Issued for Services:

During the years ended September 30, 2011, 2010 and 2009, ERHC issued 16,485,285, shares of common stock for payment of director and employee services, to third parties for payment of fees and for issuances under private placements as follows:

Year ended September 30, 2011 issuances

(i)	9,090,910 shares for net cash proceeds of $1,821,500 under a private placement.

(ii)
525,000 shares were granted to director for 2011 service, but unissued at September 30, 2011, with related compensation expense of $47,250 recognized based on the market price of the stock on the grant date. Additional expense of $86,064 relating to previously unrecognized share-based compensation (grants from prior years) was recorded during the year ended September 30, 2011

Year ended September 30, 2010 issuances

(iii)
237,500 shares for 2010 employee services rendered and fair value of $46,381 was recorded by the Company in 2010 as of September 30, 2010, unamortized compensation cost for these shares amounted to $110,369.

(iv)	780,000 shares to Directors for 2010 services rendered and the fair value of $220,800 was recorded by the Company.

(v)	5,250,000 shares issued to Feltang International, Inc. as settlement of the unpaid success fees (see Note 5)

Year ended September 30, 2009 issuances

(vi)	315,000 shares to Directors for 2009 services rendered and the fair value of $226,800 was recorded by the Company.

(vii)	240,000 shares to Directors for 2005 services rendered (these shares were issued in the second quarter of 2009).

(viii)	46,875 shares to company non-management staff for 2009 services rendered and the fair value of $33,755 was recorded by the Company.

Stock Warrants

During the years ended September 30, 2011, 2010 and 2009, a total of 2,620,000 warrants expired unexercised as shown in the table below. These warrants and options had an exercise price of $0.36 per share.  At September 30, 2011, 6,500,000 warrants remain outstanding with an exercise price of $0.355 per share and expiring on August 2, 2014, indicating a remaining life of 2.8 years.

Stock Warrants Summary

Information regarding warrant,, their respective changes and their weighted average exercise prices as of and for the fiscal years ended September 30, 2011, 2010 and 2009 are as follows:

		Weighted	Market Price
		Average	Intrinsic
Description	Warrants	Exercise Price	Value

Balance at September 30, 2008	9,120,000	$0.36	$-

Granted	-
Exercised	-
Expired or cancelled	(2,620,000)	0.36	-

Balance at September 30, 2009	6,500,000	0.36	-

Granted	-
Exercised	-
Expired or cancelled	-

Balance at September 30, 2010	6,500,000	0.36	-

Granted	7,277,729	0.28
Exercised	-
Expired or cancelled	-

Balance at September 30, 2011	13,777,729	0.32	-

There was no unrecognized compensation cost for the above warrants as of September 30, 2011 and 2010.

Note 8 – Commitments and Contingencies

Legal Proceedings

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

São Tomé Claim

Mr. Angelo de Jesus Bomfim, a São Tomé licensed attorney is claiming against ERHC the sum of twenty six thousand ($26,000) U.S. dollars plus interest. The claim stems from an alleged retainer owed to Mr. Bomfim by the Company under an alleged retainer agreement entered into in 1998 between the Company and Mr. Bomfim, and alleged retainer services rendered thereafter between 1998 and 1999. On November 14, 2011, lawyers handling the claim on behalf of the Company negotiated a $16,000 settlement, without admission of liability by ERHC, on the matter..

Backup Withholding Tax Claim by the Internal Revenue Service

On November 17, 2011, the Company received a proposed settlement from the IRS relating to backup withholding tax in its 2006 tax year in the amount of $60,505. The settlement includes additional taxes of $47,776 and interest of $12,729. The Company will consider the additional taxes in a carryback claim due to losses incurred subsequent to 2006.

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

Operating Lease

ERHC leases office space at 5444 Westheimer Road, Houston, Texas.  The lease for office space expires December 2011.  On July 12, 2011, the Company entered into a new lease agreement with monthly base rent payment of $9,825 for approximately 5,200 square feet.  During the years ended September 30, 2011, 2010 and 2009, ERHC incurred lease expenses of $121,537, 107,040, and $104,330, respectively.  The future remaining annual minimum lease payments under this lease are as follows:

1	Year Ended
	September 30,	Amount

	2012	$51,132
	2013	123,805
	2014	126,416
	2015	129,027
	2016	131,638
	2017	110,968

		$672,986

Commitment Related to Chad Concession

At September 30, 2011, ERHC has entered into various commitments related to its Chad concession as described in note 4.

Note 9 – Quarterly Financial Information (Unaudited)

For the Year Ended September 30, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

General and administrative expenses	$1,229,066	$1,034,043	$893,740	$1,288,475
Interest expense	461	459	-	12.731
Other income	4,975	4,804	16,923	1,786
Benefit (provision) for income tax	-	-	-	-
Net loss attributable to common stockholders	(1,224,552)	(1,029,698)	(876,817)	(1,279,420)
Basic and diluted earnings per share	(0.00)	(0.00)	(0.00)	(0.00)

For the Year Ended September 30, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

General and administrative expenses	$819,135	$1,258,552	$1,442,318	$1,668,490
Interest expense	461	460	462	460
Other income	228	161	88	17,629
Provision for loss on deposits	-	-	-	(1,058,579)
Net loss attributable to common stockholders	(819,368)	(1,258,851)	(1,442,692)	(2,709,900)
Basic and diluted earnings per share	(0.00)	(0.00)	(0.00)	(0.01)

For the Year Ended September 30, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

General and administrative expenses	$710,181	$934,714	$1,270,463	$1,324,348
Interest expense	461	461	461	460
Other income	281,535	130,640	8,339	366,215
Provision for loss on deposits	-	-	(2,117,158)	(2,117,159)
Net loss attributable to common stockholders	(429,107)	(804,535)	(3,379,743)	(3,075,752)
Basic and diluted earnings per share	(0.00)	(0.00)	(0.00)	(0.01)

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

Based on their evaluation, ERHC’s principal executive and principal financial officers have concluded that ERHC’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2011 to ensure that the information required to be disclosed by ERHC in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Our officers also concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers to allow timely decisions regarding required disclosure.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of ERHC’s internal control over financial reporting as of September 30, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that, as of September 30, 2011, ERHC’s internal control over financial reporting was effective.

The effectiveness of ERHC’s internal control over financial reporting as of September 30, 2011 has been audited by Malone & Bailey PC,  an independent registered public accounting firm who audited ERHC’s consolidated financial statements as of and for the year ended September 30, 2011, as stated in their report, which is included under “Item 8. Financial Statements and Supplementary Data.”

Changes in Internal Control Over Financial Reporting

There were no changes in ERHCs internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, ERHC’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant; and Corporate Governance

The following are the Directors and Principal Executive Officer of the Company as of   November 30, 2011:

Name	Age	Position

Howard Jeter	65	Director
Andrew Uzoigwe	69	Director
Mr. Friday Oviawe	50	Director
Leslie Blair	58	Director
Peter C. Ntephe	45	Director, President and Chief Executive Officer

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

Leslie Blair

Mr. Leslie Blair has over 35 years of upstream oil and gas industry experience principally in Asia and West Africa.  From 1998 he was with  the Addax Petroleum Corporation where he  held several senior management positions including Managing Director, Middle East (based in Dubai), General Manager, Taq Taq Operating Company  (based in Kurdistan, Iraq), and Executive Director Business Development (based in Nigeria). Mr. Blair played a big part in building Addax Petroleum into the largest independent oil company in Nigeria with production rising from 8,000 bopd to over 120,000 bopd in ten years.  He was also instrumental in Addax Petroleum’s acquisition of interests in the Nigeria-Sao Tome and Principe Joint Development Zone as well as other interests in OPL 291 and the Okwok Field in Nigeria.  Addax Petroleum was recently acquired by the Sinopec Group and Mr. Blair resigned his position in January 2010.  Prior to joining Addax Petroleum, Mr. Blair was General Manager/Commercial Manager, Hardy Oil and Gas Company in India from 1996 to 1998. Prior to that he was based in Vietnam from 1989 to 1996 initially with Enterprise Oil plc, a major independent oil company based in Ho Chi Minh City, as Finance Manager and latterly as General Manager, British Gas Exploration and Production where he directed the upstream activities and together with a downstream British Gas/BP team produced the first National Gas Master Plan which was subsequently adopted by the Vietnamese Government.   Mr. Blair is a fellow of the Chartered Association of Certified Accountants and he has a Master of Arts Degree in Economics and Finance from Aberdeen University, Scotland.  Since May 1, 2010, Mr. Blair has been a director and the Chief Executive Officer of Eland Oil and Gas Limited, a start-up E&P Company, based in Nigeria.

Friday Oviawe, CPA

Mr. Friday Oviawe is the Managing Partner/CEO of Jackson Friday CPA, LLC (“the Firm”). He has over 25 years of professional audit and accounting experience. The Firm is involved in providing tax, audit and accounting services to small and medium-sized companies.  Prior to establishing the Firm, Mr. Oviawe worked at BDO, Seidman, LLP as a Senior Audit Manager in General Audit Services. Before joining BDO Seidman, Friday Oviawe was a Manager in the New York office of McGladrey & Pullen, LLP where he provided audit and business advisory services to middle market companies in both the private and public sectors and not-for-profit organizations including A-133 Audits. Before joining McGladrey & Pullen, Mr. Oviawe spent over six years with Mitchell & Titus, LLP.  At Mitchell & Titus, he provided audit and business advisory services to fortune 500 companies as well as small and medium-sized companies.  Mr. Oviawe is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants (AICPA). Mr. Oviawe is a Chartered Accountant as well as a Chartered Banker.  In addition, he holds Bachelors and Masters Degrees in Finance from University of Nigeria, Nsukka and University of Lagos, Nigeria, respectively.

Peter Ntephe

Mr. Peter Ntephe was appointed Chief Executive Officer and Executive Director of ERHC Energy in April 2010. He had been the Chief Operating Officer and acting Chief Executive Officer since 2008. Mr. Ntephe has been involved in fundamental aspects of the Company's executive management since 2001, having joined initially as Corporate Secretary.  His roles have included key participation in the negotiation, securing and maintenance of the Company's oil and gas interests in Chad and the Gulf of Guinea.  As Chief Executive Officer, he oversees the executive management of ERHC Energy and its subsidiaries.  He is responsible for ensuring that the group's strategic objectives are met.  Mr. Ntephe has had a career spanning over 22 years, in the public and private sectors. Mr. Ntephe has a Master of Science degree from the University of Oxford. He also has three degrees in law (including one with a specialization in regulatory issues from the University of London) and a degree in management from Brunel University, London.   Mr. Ntephe has taught Business Law as part of adjunct faculty in the Business School of the American Intercontinental University, London.  .

Mr. Ntephe, like all officers, serves at the discretion of the Board of Directors, subject to contract.  There are no family relationships between or among any Executive Officers and Directors.  There are no arrangements or understandings between any Executive Officer or Director and any other person pursuant to which he was or is to be selected as an Executive Officer or Director.

Our Other Executive Officers

David Bovell, Vice President - Corporate Development - David A. Bovell 54, has held the position of Vice President - Corporate Development since May 2008. Prior to joining the ERHC and since 1993, Mr. Bovell served as a Managing Director for Green Corporate Finance Ltd, in the United Kingdom. Green Corporate Finance is an independent company advising small and medium sized companies on corporate finance, strategy and restructuring, including listing on stock exchanges. Mr. Bovell has a Bachelor of Commerce in Economics & Financial Management from the University of Cape Town. He is a Certified institute of Chartered Accountants (South Africa), and a member of UK Institute of Chartered Management Accountants.

Sylvan Odobulu, Financial Controller and Principal Accounting Officer - Sylvan Odobulu 51, is the Financial Officer/Controller and Principal Accounting Officer of ERHC. He directs the daily operation of ERHC’s finance function, including treasury, budgeting, auditing, tax, accounting, capital purchasing, investor relations, forecasting and insurance activities. In this capacity, Mr. Odobulu is responsible for regulatory and disclosure issues including preparation of financial statements and other requisite disclosure documents, accounting, payroll, tax and audit matters, including liaison with external auditors, maintenance of financial controls, liaison with various governmental and regulatory agencies, as well as procurement and logistics. Mr. Odobulu provides counsel to ERHC’s President & CEO relating to financial and tax considerations and develops long-range strategies to establish and maintain the Company’s financial self-sufficiency, establishes ERHC’s accounting systems and procedures to ensure they are up-to-date and in compliance with all applicable statutory and regulatory requirements, and provides advice and review for compliance with appropriate statutory and regulatory requirements.  Additionally, Mr. Odobulu prepares and issues quarterly and annual audited financial statements and reports. Prior to joining ERHC and since 1999, Mr. Odobulu was employed by Ernst and Young LLP, serving in various capacities, most recently as an Accounting Supervisor. He holds a Bachelor of Science degree from the University of North Texas, majoring in Accounting.

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

The number of stock awards granted to each director during years prior to the 2011 fiscal year was determined by reference to the awards in an equal amount that would yield thirty to fifty percent of total compensation of each director.  Stock awards in 2011 were consistent in number of shares with 2010 and yielded reduced compensation based on a reduction in the Company's share price. In 2010 and 2009, based on the recommendations of Compensation Committee, the Company increased total compensations for Directors for serving on the Board. Stock awards to Directors are restricted shares under Rule 144 of the Securities Act of 1933, but they include no conditions for vesting.

Cash Compensation - During 2011, the basic annual cash retainer paid to each Director (other than the Board Chairman) was $20,000.   Each Board member is paid a meeting fee of $1,500 per Board meeting attended.

The Chairman of the Audit Committee is paid an annual retainer of $10,000.  The Chairman of the Compensation Committee is paid an annual retainer of $ 5,000.  The Chairman of the Governance and Nominating Committee is paid an annual retainer of $5,000.  Each member of the Audit Committee is paid an annual retainer of $3,125.  Each member of the Compensation Committee is paid an annual retainer of $2,500.  Each member of the Governance and Nominating Committee is paid an annual retainer of $2,500.  In addition, each member of a Committee is paid a meeting fee of $1,500 per Committee meeting attended.

The following table sets forth information concerning total director compensation during the 2011 fiscal year for each non-employee director:

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards (2)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Howard Jeter	$49,750	$9,450	$-	-	$-	$-	$59,200
Andrew Uzoigwe	51,250	9,450	-	-	-	-	60,700
Leslie Blair	53,750	9,450	-	-	-	-	63,200
Friday Oviawe	53,500	9,450	-	-	-	-	62,950

(1)
The amounts included in the “Stock Awards” column represent the compensation cost recognized by the Company in 2011 related to non-option awards to directors, computed in accordance with ASC 718. As of September 30, 2011, no non-employee directors had any aggregate outstanding deferred shares. The number of shares underlying stock awards to directors during fiscal 2011 were as follows: Howard Jeter - 105,000 shares, Andrew Uzoigwe -105,000 shares, Leslie Blair - 105,000 and Friday Oviawe - 105,000 shares.  The disclosure relates solely to grants of restricted stock (Under Rule 144) in 2010. Certain of the shares awarded to directors in 2011 have not been issued.

(2)
The amounts included in the “Option Awards” column represent the compensation cost recognized by the Company in related to stock option awards to directors, computed in accordance with ASC 718. There were no stock option awards to directors in 2011.

No table of the grant date fair value of stock option and deferred share awards made to each non-employee director has been included because no stock option or deferred share awards occurred during 2011.

It is expected that the directors will receive compensation in fiscal 2012.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s Directors and Executive Officers, and persons who own beneficially more than ten percent (10%) of the common stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission.  Copies of all filed reports are required to be furnished to the Company.  Based solely on the reports received and the representations of the reporting person, the Company believes that these persons have complied with all applicable filing requirements during the fiscal year ended September 30, 2011.

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

Audit Committee

The Company’s Audit Committee is constituted of Messrs. Oviawe (Chair), Jeter, Uzoigwe, and Blair.  The ultimate responsibility for good corporate governance rests with the Board, whose primary role is oversight, counseling and direction to the Company's management in the best long-term interests of the Company and its stockholders. The Audit Committee, in accordance with its charter, has been established for the purpose of overseeing the accounting and financial reporting processes of the Company and audits of the Company's annual financial statements. As described more fully in its charter, the purpose of the Audit Committee is to assist the Board in its general oversight of the Company's financial reporting, internal controls and audit functions.  Management is responsible for the preparation, presentation and integrity of the Company's financial statements; establishing and applying accounting and financial reporting principles; designing and implementing systems of internal controls; and establishing procedures designed to reasonably assure compliance with accounting standards, applicable laws and regulations. The Company's independent auditing firm is responsible for performing an independent audit of the consolidated financial statements in accordance with generally accepted auditing standards. In accordance with law, the Audit Committee has ultimate authority and responsibility to select, compensate, evaluate and, when appropriate, replace the Company's independent auditors. The Audit Committee has the authority to engage its own outside advisers, including experts in particular areas of accounting, as it determines appropriate, apart from counsel or advisers hired by management. All of the members of the Audit Committee meet the independence and experience requirements of the SEC. The Board of Directors determined that Mr. Oviawe qualifies as an “Audit Committee Financial Expert” as defined by the SEC.

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

Overview

ERHC’s current business activity is to exploit its assets, which are rights to working interests in exploration acreage in the Republic of Chad, in the JDZ between the DRSTP, in the FRN and in EEZ.   Our current business plan is based on attracting and retaining a limited group of highly qualified professionals. ERHC and its subsidiaries had 8 employees at September 30, 2011.

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

Compensation Philosophy and Objectives

Our executive compensation program and objectives are based on our need to attract and retain executives with the talent and experience necessary for ERHC to achieve its goal of fully developing its assets. ERHC competes with large energy companies that have substantially greater resources.  Therefore, the Company must provide a total compensation package that is sufficiently competitive to attract and retain the required executive personnel. In determining a total compensation package, the Company does not rely on benchmarking to determine total compensation or any material element of compensation. Because we are a developing company, we sometimes use a combination of equity and cash as a compensation incentive. Our compensation and benefits include:

●	a base salary rate typically targeted at a level that is competitive in our market as determined by the Compensation Committee,

●	other equity awards, including equity grants to new hires to attract talented personnel and occasional grants of options/restricted shares to retain our talented employees, and

●	a comprehensive benefits package.

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

Role of Compensation Committee and Executive Officers in Compensation Decisions

The Compensation Committee has the responsibility to review and approve annual compensation, including the competitiveness of the total compensation package, for the Chief Executive Officer, the Vice President - Technical, the Controller/Principal Accounting Officer/Head Office, and Vice President - Corporate Development  (collectively, the “Executive Officers”). The Compensation Committee endeavors to provide a compensation package for the Executive Officers that they believe is reasonable and competitive. Generally, the components of compensation provided to our Executive Officers are similar to those provided to our general employee population.

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

2011Executive Compensation

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

THE COMPENSATION COMMITTEE

Dr. Andrew Uzoigwe-Chairman
Ambassador Howard Jeter-Member
Mr. Friday Oviawe -Member
SUMMARY COMPENSATION TABLE

The following table sets forth the aggregate compensation awarded to, earned by or paid to the Company’s named executive officers for 2011, 2010 and 2009:

								Change
								in Pension
								Value and
				Stock	Stock			Nonqualified
				Awards	Awards		Non-Equity	Deferred
				Authorized	Authorized	Option	Incentive Plan	Compensation	All Other
		Salary	Bonus	and Issued	Unissued	Awards	Compensation	Earnings	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	($) (5)	($)	($)

Peter Ntephe (1)
Chief Executive Officer	2011	236,000	—	33,000	9,450	—	—	—	—	278,450
	2010	236,000	—	19,350	28,350	—	—	—	23,000	306,700
	2009	236,000	—	—	—	—	—	—	—	236,000

David Bovell (2)
Vice President - Corporate	2011	235,000	—	16,500	—	—	—	—	—	251,500
Development	2010	235,000	—	9,764	—	—	—	—	—	244,764
	2009	235,000	—	—	—	—	—	—	—	235,000

Sylvan Odobulu (3)
Controller and Head Office	2011	162,000	—	16,500	—	—	—	—	—	178,500
Administrator and Principal	2010	162,769	—	9,764	—	—	—	—	—	172,533
Accounting Officer	2009	163,200	—	—	—	—	—	—	—	163,200

David Gralla (4)
Vice President - Technical	2011	7,417	—	—	1,362	—	—	—	—	8,779
	2010	48,000	—	—	7,323	—	—	—	—	55,523
	2009	129,116	—	—	—	—	—	—	—	129,116

(1)
Mr. Ntephe is contracted through ERHC’s holding company, ERHC Energy Cayman Limited and is paid a salary of $236,000 per year for his services as a COO and subsequently CEO. Stock awards and other compensation were awarded for his service as a director from April 2010 when he was elected to the board

(2)	Mr. Bovell became VP of Corporate Development on May 1, 2008 and receives a salary of $235,000 per year. Mr. Bovell is contracted through ERHC’s holding company, ERHC Energy Cayman Limited.

(3)	Mr. Odobulu joined the Company in July 2006 as controller and is the Principal Accounting Officer. He is also the Financial Officer and Corporate Administrator

(4)
Mr. Gralla became Technical VP in December 2008 and received a base salary of $4,000 per month for four days service plus $1,400 per day for any additional services (if such additional services are required.) until the termination of the contract by mutual agreement on November 30, 2010.

(5)	ERHC does not provide either a pension plan or a nonqualified deferred compensation plan for any of its employees.

GRANTS OF PLAN-BASED AWARDS

The following table sets forth the information about grants made to the Company’s named executive officers in 2011 pursuant to the 2004 Plan.

								All Other	All Other
								Stock	Option		Grant
								Awards:	Awards:	Exercise	Date Fair
								Number of	Number of	or Base	Value of
								Shares of	Securities	Price of	Stock and
		Estimated Future Payouts			Estimated Future Payouts			Stock or	Underlying	Option	Option
		Under Non-Equity Incentive			Under Equity Incentive			Unit	Options	Awards	Awards
Name	Grant Date	Plan Awards			Plan Awards			(#) (1)	(#) (2)	($ / Sh)	($)
		Threshold	Target	Maximum	Threshold	Target	Maximum
		($)	($)	($)	(#)	(#)	(#)

Peter Ntephe	—	—	—	—	—	—	—	105,000	—	—	9,450
David Bovell	—	—	—	—	—	—	—	—	—	—	—
Sylvan Odobulu	—	—	—	—	—	—	—	—	—	—	—
David Gralla	—	—	—	—	—	—	—	—	—	—	—

(1)	The number in this column reflects the rule 144 restricted stocks awarded in 2011 pursuant to the 2004 Plan.

(2)
Reflects the dollar amounts recognized for financial statement reporting purposes for the fiscal year ended September 30, 2011 in accordance with ASC 505-50 of awards made pursuant to the 2005 Plan excluding any reduction in value due to potential service-based forfeitures.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table reflects all outstanding equity awards held by the Company’s named executive officers as of September 30, 2011:

Stock Awards
Equity
	Option Awards							Equity	Incentive
			Equity					Incentive	Plan Awards:
			Incentive					Plan Awards:	Market or
			Plan Awards:					Number of	Payout Value
			Number of			Number of	Market Value	Unearned	of Unearned
			Securities			Shares or	of Shares or	Shares, Units	Shares, Units
			Underlying			Units of	Units of	or Other	or Other
			Unexercised	Option		Stock That	Stock That	Rights That	Rights That
			Unearned	Exercise	Option	Have Not	Have Not	Have Not	Have Not
	Number of Securities Under-		Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	lying Unexercised Options		(#)	($)	Date	(#)	($)	(#)	($)
	Exercisable	Unexercisable

Peter Ntephe	—	—	—	—	—	20,412	1,837	—	—
David Bovell	—	—	—	—	—	10,206	919	—	—
Sylvan Odobulu	—	—	—	—	—	10,206	919	—	—
David Gralla	—	—	—	—	—	—	—	—	—

OPTION EXERCISES AND STOCK VESTED

The following table reflects the stock options exercised by the Company’s named executive officers during 2011 and their restricted stock that vested during 2011.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)

Peter Ntephe	—	—	50,000	7,000
David Bovell	—	—	25,000	3,500
Sylvan Odobulu	—	—	25,000	3,500

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

As of September 30, 2011, Company has entered into three employment or other agreements that include a change of control severance provisions with an executive officer, including the named executive officers. The Company’s employment agreements with provide that certain officers are eligible for payments upon any termination without cause prior to expiration of the contract as described below under Employment Contracts.

Employment Contracts

Following is an analysis of the Company’s employment contracts with named executive officers at September 30, 2011:

Employee	Position	Date of Agreement Commencement	Date of Agreement Termination	Term of Agreement	Monthly/Annual Compensation	Estimated Cost if Triggering Event Occurred at September 30, 2011 (*)

Peter Ntephe	President and Chief Executive Officer	4/22/2010	4/21/2012	2 years	$19,667 / 236,000	$118,000

David Bovell	Vice President of Corporate Development	5/1/2010	4/30/2012	2 years	$19,583 / 235,000	$117,500

Sylvan Odobulu	Controller and Head Office Administrator and Principal Accounting Officer	7/3/2010	7/2/2012	2 years	$13,500 / 162,000	$81,250

(*)	In the first six months of the employment contracts, no termination benefits accrue to the employees.

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

Mr. Ntephe became Chief Operating Officer (and began acting as interim Chief Executive Officer) in April 2008. In April 2010, Mr. Peter was appointed Chief Executive Officer and Executive Director.  Mr. Ntephe is contracted in that capacity through ERHC’s holding company, ERHC Energy Cayman Limited.

Mr. Bovell became Vice President Corporate Development from May 1 2008.  Mr. Bovell is contracted in that capacity through EHRC’s holding company, ERHC Energy Cayman Limited.

Mr. Odobulu was employed by the Company in July 2006 and was placed under contract as shown above.

Securities Authorized for Issuance Under Equity Compensation Plans

In November 2004, the Board of Directors adopted a 2004 Compensatory Stock Option Plan pursuant to which it reserved 20,000,000 shares for issuance.  This plan was approved at a special meeting of the stockholders of the Company in February 2005.  Under this plan, 9,586,756 shares have been issued.

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation
	outstanding options,	outstanding options,	plans (excluding securities
	warrants and rights	warrants and rights	reflected in column (a)
	(a)	(b)	(c)

Equity compensation plans approved by security holders			10,413,244

Equity compensation plans not approved by security holders	-	-	-

Compensation Committee Interlocks Insider Participation

The Company’s Compensation Committee is comprised Messrs. Uzoigwe (Chair), Jeter and Oviawe.  None of the members of the Compensation Committee has been or is an officer or employee of the Company, or is involved with a related transaction or a relationship as defined by Item 404 of Regulation S-K.  None of the Company’s Executive Officers serves on the Board of Directors or compensation committee of a company that has an Executive Officer that serves on the Company’s Board or Compensation Committee.  No member of the Company’s Board is an Executive Officer of a company in which one of the Company’s Executive Officers serves as a member of the Board of Directors or compensation committee of that company.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table and notes thereto set forth certain information regarding beneficial ownership of the common stock as of November 30, 2011 by (i) each person known by the Company to beneficially own more than five percent of the common stock, (ii) each Director, (iii) each named Executive Officer and (iv) all Directors and Officers of the Company as a group.  As of November 30, 2011 there were 737,518,835 shares of common stock issued and outstanding.   Beneficial ownership is determined in accordance with rules of the SEC and generally includes voting or dispositive power with respect to such shares.

Name and Address	Shares of Common Stock Beneficially Owned(1)		Percentage of Voting Power

Principal Shareholders
Chrome Oil Services LTD (Sir Emeka Offor)	200,285,727	(1)	27.16%
c/o No 22 Lobito, Wuse II
Abuja, Nigeria

Chrome Energy, LLC (Sir Emeka Offor)	103,305,706	(2)	14.01%
c/o No 22 Lobito Crescent, Wuse II,
Abuja, Nigeria.

Sir Emeka Offor	307,796,433	(1) (2)	41.73%
228B Muri Okunola ST, PO Box 71898 Victoria Island
Lagos, Nigeria

Directors and Named Executive Officer
Peter Ntephe (3)	745,172		*
Dr. Uzoigwe (3)	325,000		*
Howard Jeter (3)	325,000		*
Leslie Blair (3)	85,000		*
Friday Oviawe (3)	85,000		*
Sylvan Odobulu (3)	80,000		*

All directors and named executive officer as a group (5 persons)	1,645,172		0.022%

*	Less than one percent.

(1)
The number of shares beneficially owned by each person or group as of November 30, 2011 (except where another date is indicated) includes shares of common stock that such person or group had the right to acquire on or within 60 days after that date, including, but not limited to, upon the exercise of options and vesting and release of restricted stock units. To our knowledge, except as otherwise indicated in the footnotes to this table and subject to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder’s name.

(2)
Sir Emeka Offor is the beneficial owner of Chrome Oil Services, Ltd., and Chrome Energy, LLC and accordingly he is the beneficial owner of the shares owned by Chrome Oil Services, Ltd., and Chrome Energy, LLC and has complete voting and investment control over those shares. He also holds 4,205,000 shares in his own name.  As a result Sir Emeka Offor is the beneficial owner of a total of 307,796,433 shares of common stock in ERHC as of November 30, 2011.

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

Transactions in 2011 and 2011

None

Item 14.  Principal Accounting Fees and   Services

Aggregate fees for professional services rendered by MaloneBailey, LLP for the fiscal years ended September 30, 2011 and 2010, were as follows:

	2011	2010

Audit fee	$80,150	$79,975
Audit-related fees	-	5,100
Tax fees	5,000	13,350
All other fees	-	-

	$85,150	$98,425

Audit fees for the fiscal years ended September 30, 2011 and 2010 represent the aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of financial statements included in its quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Tax fees for the fiscal year ended September 30, 2011 and 2010, represents the aggregate fees billed for professional services rendered for tax compliance, tax advice, and tax planning.

All other fees for the fiscal year ended September 30, 2011 and 2010, represents the aggregate fees billed for products and services provided by the Company’s audit professionals other than the services reported in the other categories.  All other fees generally relate to fees assessed for corporate tax restructuring and other general corporate tax related matters.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee on an annual basis reviews audit and non-audit services performed by the independent auditor.  All audit and non-audit services are pre-approved by the Audit Committee, which considers, among other things, the possible effect of the performance of such services on the auditors’ independence.  The Audit Committee has considered the role of MaloneBailey in providing services to us for the fiscal year ended September 30, 2011 and has concluded that such services are compatible with Malone Bailey’s independence as the Company’s auditors.

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

Exhibit 10.2*	Management and Administrative Services Agreement by and between Chrome Oil Services, Ltd. And the Company. (Incorporated by reference to Form 10-KSB filed September 24, 2001).
Exhibit 10.4*	Letter Agreement, dated November 29, 2004, by and between the Company and Chrome (incorporated herein by reference to Exhibit 10.1 of Form 8-K filed December 29, 2004).
Exhibit 10.5*	Promissory Note, dated December 15, 2004, made by the Company in favor of Chrome (incorporated herein by reference to Exhibit 10.2 of Form 8-K filed December 29, 2004).
Exhibit 10.6*	Promissory Note, dated December 15, 2004, made by the Company in favor of Chrome (incorporated herein by reference to Exhibit 10.3 of Form 8-K filed December 29, 2004).
Exhibit 10.7*	Employment Agreement with Ali Memon.
Exhibit 10.8*	Audit committee charter
Exhibit 10.9*	Employment Agreement with James Ledbetter
Exhibit 10.10*	May 21, 2001 Memorandum of Agreement made b/w DRSTP and ERHC
Exhibit 10.11*	March 15, 2003 Memorandum of Agreement made b/w DRSTP and ERHC
Exhibit 10.12*	April 2, 2003 Option Agreement b/w DRSTP and ERHC
Exhibit 10.13*	Administrative Agreement b/w Nigeria/DRSTP and ERHC
Exhibit 10.14*	Block 2 Participation Agreement March 2, 2006 b/w ERHC, Addax and Sinopec
Exhibit 10.15*	Block 2 Participation Agreement August 11, 2004 b/w ERHC and Pioneer
Exhibit 10.16*	Block 3 Participation Agreement February 16, 2006 b/w ERHC and Addax
Exhibit 10.17*	Block 4 Participation Agreement November 17, 2005 b/w ERHC and Addax
Exhibit 10.18*	Block 4 2nd Amendment to Participation Agreement March 14, 2006
Exhibit 10.19*	Block 4 3rd Amendment to Participation Agreement July 14, 2006
Exhibit 10.20*	Employment Agreement with Sylvan Odobulu
Exhibit 10.21*	Employment Agreement with David Alan Bovell
Exhibit 10.22*	Employment Agreement with Peter Ntephe
Exhibit 31.1	Certification Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed

SIGNATURES

In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on December 14, 2011, on its behalf by the undersigned, thereunto duly authorized.

ERHC Energy Inc.
By:	//s//Peter Ntephe
Peter Ntephe
President and Chief Executive Officer
//s//Sylvan Odobulu
Sylvan Odobulu
Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
//s// Howard Jeter	Director	December 14,, 2011
Howard Jeter	Member Audit Committee
//s// Andrew Uzoigwe	Director	December 14, 2011
Andrew Uzoigwe	Member Audit Committee
//s// Leslie Blair	Director	December 14, 2011
Leslie Blair	Member Audit Committee
//s// Friday Oviawe	Director	December 14, 2011
Friday Oviawe	Chairman Audit Committee