Form 10-Q
period 2011-12-31
ERHC Energy Inc
filed 2012-02-08
CIK 799235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

The number of shares of common stock, par value $0.0001 per share, outstanding as of January 31, 2012, was 737,518,835

ERHC ENERGY INC.

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

●	business strategy;
●	growth opportunities;
●	future development of concessions, exploitation of assets and other business operations;
●	future market conditions and the effect of such conditions on the Company’s future activities or results of operations;
●	future uses of and requirements for financial resources;
●	interest rate and foreign exchange risk;
●	future contractual obligations;
●	outcomes of legal proceedings including, without limitation, the ongoing investigations of the Company;
●	future operations outside the United States;
●	competitive position;
●	expected financial position;
●	future cash flows;
●	future liquidity and sufficiency of capital resources;
●	future dividends;
●	financing plans;
●	tax planning;
●	budgets for capital and other expenditures;
●	plans and objectives of management;
●	compliance with applicable laws; and,
●	adequacy of insurance or indemnification.

These types of statements and other forward-looking statements inherently are subject to a variety of assumptions, risks and uncertainties that could cause actual results, levels of activity, performance or achievements to differ materially from those expected, projected or expressed in forward-looking statements.  These risks and uncertainties include, among others, the following:

●	general economic and business conditions;
●	worldwide demand for oil and natural gas;
●	changes in foreign and domestic oil and gas exploration, development and production activity;
●	oil and natural gas price fluctuations and related market expectations;
●	termination, renegotiation or modification of existing contracts;
●	the ability of the Organization of Petroleum Exporting Countries, commonly referred to as “OPEC”, to set and maintain production levels and pricing, and the level of production in non-OPEC countries;
●	policies of the various governments regarding exploration and development of oil and gas reserves;
●	advances in exploration and development technology;
●	the political environment of oil-producing regions;
●	political instability in the Democratic Republic of Săo Tomé and Príncipe (“DRSTP”), the Federal Republic of Nigeria and the Republic of Chad;
●	casualty losses;
●	competition;
●	changes in foreign, political, social and economic conditions;
●	risks of international operations, compliance with foreign laws and taxation policies and expropriation or nationalization of equipment and assets;
●	risks of potential contractual liabilities;
●	foreign exchange and currency fluctuations and regulations, and the inability to repatriate income or capital;
●	risks of war, military operations, other armed hostilities, terrorist acts and embargoes;
●	regulatory initiatives and compliance with governmental regulations;

●	compliance with tax laws and regulations;
●	customer preferences;
●	effects of litigation and governmental proceedings;
●	cost, availability and adequacy of insurance;
●	adequacy of the Company’s sources of liquidity;
●	labor conditions and the availability of qualified personnel; and,
●	various other matters, many of which are beyond the Company’s control.

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED BALANCE SHEETS

	December 31, 2011	September 30, 2011
ASSETS

Current assets:
Cash and cash equivalents	$6,194,276	$7,137,151
United States Treasury bills	5,008,242	5,007,446
Investment in Exile Resources common stock	524,346	524,346
Prepaid expenses and other	193,987	282,141

Total current assets	11,920,851	12,951,084

Oil and gas concession fees	4,620,531	4,620,531
Furniture and equipment, net	23,381	27,225
Restricted certificate of deposit	-	131,000
Deferred tax asset	2,018,398	2,018,398

Total assets	$18,583,161	$19,748,238

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$397,160	$539,519

Total current liabilities	397,160	539,519

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $0.0001; authorized 10,000,000 shares; none issued and outstanding	-	-
Common stock, par value $0.0001; authorized 950,000,000 shares; issued and outstanding 738,933,854 shares	73,894	73,894
Additional paid-in capital	99,374,905	99,355,149
Accumulated other comprehensive income	(825,653)	(825,653)
Accumulated deficit	(80,437,145)	(79,394,671)

Total shareholders’ equity	18,186,001	19,208,719

Total liabilities and shareholders' equity	$18,583,161	$19,748,238

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,		September 5, 1995 (Inception) to December 31,
	2011	2010	2011

Costs and expenses:
General and administrative	$1,040,099	$1,220,493	$83,144,269
Depreciation and depletion	3,844	8,573	1,512,382
Gain on sale of partial interest in DRSTP concession	-	-	(30,102,250)
Write-offs and abandonments	-	-	7,742,128

Total costs and expenses	(1,043,943)	(1,229,066)	(62,296,529)

Other income and (expenses):
Interest income	1,469	4,975	4,846,452
Gain (loss) from settlements	-	-	130,178
Other income	-	-	439,827
Interest expense	-	(461)	(12,144,242)
Provision for loss on deposits	-	-	(5,292,896)
Gain (loss) on extinguishment of debt	-	-	(5,749,575)

Total other income and (expenses), net	1,469	4,514	(17,770,256)

Loss before benefit (provision) for income taxes	(1,042,474)	(1,224,552)	(80,066,785)

Benefit (provision) for income taxes:
Current	-	-	(1,330,360)
Deferred	-	-	960,000

Total benefit (provision) for income taxes	-	-	(370,360)

Net loss	$(1,042,474)	$(1,224,552)	$(80,437,145)

Net loss per common share -basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares of common shares outstanding – basic and diluted	738,933,854	737,815,969

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS

	Three Months Ended December 31,		September 5, 1995(Inception) to December 31,
	2011	2010	2011

Net loss	$(1,042,474)	$(1,224,552)	$(80,437,145)

Other comprehensive loss on available for sale securities	-	-	(825,653)

Other comprehensive loss	$(1,042,474)	$(1,224,552)	$(81,262,798)

The accompanying notes are an integral part of these unaudited consolidated financial statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,		September 5, 1995(inception) to December 31,
	2011	2010	2011

Cash Flows From Operating Activities:
Net loss	$(1,042,474)	$(1,224,552)	$(80,437,145)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and depletion expense	3,844	8,573	1,512,381
Provision for loss on deposits	-	-	5,292,896
Write-offs and abandonments	-	-	7,742,128
Deferred income taxes	-	-	(2,018,398)
Compensatory stock options	-	-	1,308,240
Gain from settlement	-	-	(617,310)
Gain on sale of partial interest in DRSTP concession	-	-	(30,102,250)
Amortization of beneficial conversion feature associated with convertible debt	-	-	2,793,929
Amortization of deferred compensation	-	-	1,257,863
Loss on extinguishment of debt	-	-	5,669,500
Stock issued for services	-	-	20,897,077
Stock issued for settlements	-	-	225,989
Stock issued for officer bonuses	19,755	19,755	5,214,450
Stock issued for interest and penalties on convertible debt	-	-	10,631,768
Stock issued for board compensation	-	-	2,652,449
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	88,154	63,913	(193,985)
Accounts payable and other accrued liabilities	(142,359)	(238,771)	(2,694,976)
Accrued retirement obligation	-	-	365,000

Net cash used in operating activities	(1,073,080)	(1,371,082)	(50,500,394)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,		September 5, 1995 (inception) to December 31,
	2011	2010	2011

Cash Flows From Investing Activities:
Purchase of long-term investment	-	-	(5,292,896)
Purchase of oil and gas concessions	-	-	(7,355,031)
Proceeds from sale of partial interest in DRSTP concession	-	-	45,900,000
Purchase of U.S. Treasury Bills and accrued interest	$(795)	$(2,764)	$(5,008,241)
Purchase of investment in marketable equity securities	-	-	(1,350,000)
Purchase of restricted certificate of deposit	-	-	(131,000)
Proceeds from sale of restricted certificate of deposit	131,000	-	131,000
Purchase of furniture and equipment	-	(3,927)	(962,535)

Net cash provided by (used in) investing activities	130,205	(6,691)	25,931,297

Cash Flows From Financing Activities:
Proceeds from warrants exercised	-	-	160,000
Proceeds from common stock, net of expenses	-	1,821,500	8,776,549
Proceeds from line of credit, related party	-	-	2,750,000
Proceeds from non-convertible debt, related party	-	-	158,700
Proceeds from convertible debt, related party	-	-	8,207,706
Proceeds from sale of convertible debt	-	-	9,019,937
Proceeds from bank borrowing	-	-	175,000
Proceeds from stockholder loans	-	-	1,845,809
Proceeds from stock subscription Receivable	-	-	913,300
Repayment of shareholder loans	-	-	(1,020,607)
Repayment of long-term debt	-	-	(223,021)

Net cash provided by financing activities	-	1,821,500	30,763,373

Net increase (decrease) in cash and cash equivalents	(942,875)	443,727	6,194,276

Cash and cash equivalents, beginning of period	7,137,151	12,913,249	-

Cash and cash equivalents, end of period	$6,194,276	$13,356,976	$6,194,276

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND BUSINESS ORGANIZATION

The consolidated financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods on a basis consistent with the annual audited financial statements.  All such adjustments are of a normal recurring nature.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year.  Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to such rules and regulations, although ERHC Energy Inc. (“ERHC” or the “Company”) believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

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

●	Level 1 — Quoted prices in active markets for identical assets or liabilities.

●
Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or, other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Interest income on cash and cash equivalents is recognized as earned on the accrual basis.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2011 and September 30, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

December 31, 2011

	Quoted Prices In an Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

United States Treasury bills	$5,008,242	$-	$-	$5,008,242

Marketable equity securities -
Exile Resources	524,346	-	-	524,346

	$5,532,588	$-	$-	$5,532,588

September 30, 2011

	Quoted Prices In an Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

United States Treasury Bills	$5,007,446	$-	$-	$5,007,446

Marketable equity securities -
Exile Resources	524,346	-	-	524,346

Restricted certificate of deposit	131,000	-	-	131,000

	$5,662,792	$-	$-	$5,662,792

During the year ended September 30, 2011, the Company acquired a $1,350,000 investment in the common stock of Exile Resources, a Canadian oil and gas company that trades on the Toronto Stock Exchange’s Venture Exchange. The $825,653 reduction in the value of the investment between the dates of purchase and the balance sheet dates is included as a reduction in stockholders' equity in accumulated other comprehensive income.

NOTE 3 – OIL AND GAS CONCESSIONS

The following is an analysis of the cost of oil and gas concessions at December 31, 2011 and September 30, 2011:

	December 31, 2011	September 30, 2011

DRSTP concession	$2,839,500	$2,839,500
Chad concession	1,760,000	1,760,000
Pending Concessions in Other African Countries	21,031	21,031

	$4,620,531	$4,620,531

Republic of Chad Concession Fees and Other Financial Commitments

On June 30, 2011, ERHC entered into a production sharing contract ("PSC") with Chad for certain land based hydrocarbon exploration and development.

As of December 31, 2011, the Company has paid or incurred:

a.
$1,000,000 out of a signature bonus commitment of $6,000,000 under the PSC (leaving a balance of $5,000,000 to be completed within 90 days of the later of [i] the publication of Approval Law in the Journel Officiel, an official publication of the Government of Chad or [ii] the notification to ERHC of the Order of Award of an Exclusive Exploration Authorization, neither of which has occurred as of the date hereof)

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

The following represents ERHC’s current rights in the JDZ and EEZ blocks:

Block	ERHC Original Participating Interest	ERHC Joint Bid Participating Interest	Participating Interest(s) Sold	Current ERHC Retained Participating Interest	Remaining Cost Allocated to Blocks

JDZ 2	30.00%	35.00%	43.00%	22.00%	-
JDZ 3	20.00%	5.00%	15.00%	10.00%	-
JDZ 4	25.00%	35.00%	40.50%	19.50%	-
JDZ 5	15.00%	-	-	15.00% (in arbitration)	567,900
JDZ 6	15.00%	-	-	15.00% (in arbitration)	567,900
JDZ 9	20.00%	-	-	20.00%	567,900
EEZ 4	100.00%	-	-	100%	567,900
EEZ 11	100.00%	-	-	100%	567,900

The Original Participating Interest is the interest granted pursuant to the Option Agreement, dated April 2, 2003, between DRSTP and ERHC (the “2003 Option Agreement”).

Under the terms each of the Participation Agreements Sinopec and Addax agreed to pay all of ERHC’s future costs for petroleum operations (“the carried costs”) in respect of ERHC's retained interests in JDZ blocks 2, 3 and 4. Additionally, Sinopec and Addax are entitled to 100% of ERHC’s allocation of cost oil plus up to 50% of ERHC’s allocation of profit oil from the retained interests on individual blocks until Sinopec and Addax Sub recover 100% of ERHC’s carried costs.

The remaining $2,839,500 of cost related to the DRSTP concession, as shown on the Company's balance sheet at December 31, 2011 and September 30, 2011, relate to blocks 5, 6 and 9 of the JDZ, and the Company's EEZ blocks on which Production Sharing Contracts are yet to be signed.

NOTE 4 - STOCKHOLDERS' EQUITY

In February 2010, the Company granted 237,500 shares for 2010 employee services rendered which had a vesting period of 2 years and a fair value of $156,750. The Company recognized stock based compensation expense for the three months ended December 31, 2011 of $19,755 in connection with these shares.  Unamortized compensation cost for these shares amounted to $12,400 as of December 31, 2011.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

JDZ BLOCKS 5 AND 6

Arbitration and Lawsuit

The Company’s rights in JDZ Blocks 5 and 6 are currently the subject of legal proceedings at the London Court of International Arbitration and the Federal High Court in Abuja, Nigeria.  The Company instituted both proceedings in November 2008 against the JDA and the Governments of Nigeria and São Tomé and Príncipe.  The Company seeks legal clarification that its rights in the Blocks remain intact.

The Company was awarded a 15 percent working interest in each of the Blocks in a 2004/5 bid/licensing round conducted by the JDA following the Company’s exercise of preferential rights in the Blocks as guaranteed by contract and treaty.  The JDA and the Government of STP contend that certain correspondence issued by a previous CEO/President of the Company in 2006 amount to a relinquishment of the Company’s rights in Blocks 5 and 6 under the Company’s contracts with STP which provide for the rights.  The Company contends that no such relinquishment has occurred and has sought recourse to arbitration accordingly. It also filed the suit to prevent any tampering with its said rights in JDZ Blocks 5 and 6 pending the outcome of arbitration.

Suspension of Proceedings on the Arbitration and Lawsuit

Proceedings on the suit and the arbitration are currently suspended while the Company pursues amicable settlement with the Governments of Nigeria and São Tomé Príncipe. Several proposals have been mooted on either side but without agreement yet.

ROUTINE CLAIMS

From time to time, ERHC may be subject to routine litigation, claims, or disputes in the ordinary course of business.  ERHC intends to defend these matters vigorously.  The Company cannot predict with certainty, however, the outcome or effect of any of the litigation or investigatory matters specifically described above or any other pending litigation or claims.  There can be no assurance as to the ultimate outcome of these lawsuits and investigations.

NOTE 6 – SUBSEQUENT EVENT

On January 6, 2012, the Company granted 2-year stock options to the board of directors and officers totaling 4,750,000.  These options have an exercise price of $0.20 per share but will vest only if the Company’s share price reaches $0.75 for a period one month.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s unaudited consolidated financial statements (including the notes thereto) and Item 1A of Part II; “Risk Factors,” included elsewhere in this report and the Company’s audited consolidated financial statements and the notes thereto, Item 7; and  “Management’s Discussion and Analysis of Financial Condition and Plan of Operations” and Item 1A, “Risk Factors” included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.  The Company’s historical results are not necessarily an indication of trends in operating results for any future period.   References to “ERHC” or the “Company” mean ERHC Energy Inc., a Colorado corporation, and, unless expressly stated or the context otherwise requires, its wholly owned subsidiary.

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

OVERVIEW

The Company was incorporated in 1986 as a Colorado Corporation.

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

The Company’s strategy in the JDZ and EEZ is to farm down its working interests to well established oil and gas operators for upfront cash payments and be carried for our share of the exploration l costs.  This has already been done successfully on Blocks 2, 3 and 4 of the JDZ. In the JDZ Blocks 2, 3 and 4, ERHC has entered into partnerships with two major international companies, Addax Petroleum and the Sinopec Corporation, who operate the license areas on behalf of ERHC.  ERHC is now pursuing a similar approach for JDZ Blocks 5, 6 and 9 as well as the EEZ.

Apart from its oil and gas exploration activities in Chad, the JDZ and the EEZ, ERHC is actively pursuing other oil and gas opportunities on the African continent.  These other opportunities include the acquisition of significant equity stakes in other oil and gas exploration and production companies and therefore an indirect interest in the underlying exploration and production assets of such other companies.

CURRENT BUSINESS OPERATIONS

REPUBLIC OF CHAD

Award of Three Blocks in Chad to ERHC

In June 2011, after several months of negotiations between ERHC and the Government of Chad, the Government awarded three blocks for oil and gas exploration and development in Chad to the Company.  Management believes that the three blocks in Chad are of strategic importance because they diversify ERHC’s portfolio beyond the Gulf of Guinea, significantly increase the size of exploration acreage under the Company’s control and are onshore, in a country with proven production and reserves.

Names and Sizes of ERHC’s Chad Blocks

The names of the blocks and the sizes of Company's respective interests are as follows:

Block	ERHC Interest	Net ERHC acreage

Manga	100%	6,477 square kilometers or 1,600,501 acres

BDS 2008	100%	16,360 square kilometers or 4,042,644 acres

Chari-OuestOust III	50%	4,500 square kilometers or 1,111,974 acres

Chad Oil Background and Overview

Chad is one of the most exciting new areas for oil exploration and production in Africa.  The country covers almost 1,284,000 km2 and is situated in what has become a golden triangle of African oil production.  Chad is bordered in the North by Libya which has the largest crude oil reserves in Africa and is Africa’s second largest producer.  Nigeria, to the West, is Africa’s largest crude oil producer and has Africa’s largest reserves of natural gas.  Chad is bordered in the East by Sudan which is Sub-Saharan Africa’s third largest producer of crude oil, Cameroon which borders Chad in the South West is also a net exporter of crude oil.

worldatlas
North Atlantic Ocean
EUROPE
Mediterranean Sea
MIDDLE EAST
23°5'N
TROPIC OF CANCER
AFRICA
CHAD
Red Sea
Arabian Sea
EQUATOR
0°
N
W
E
S
Lake Victoria
South Atlantic Ocean
PRIME MERIDIAN
Indian Ocean
23°5'S
TROPIC OF CAPRICORN
1000 mi
1000 km
©GraphicMaps.com

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

Chad began to export oil in 2004.  The export route is through the Chad-Cameroon pipeline completed in 2003 at a cost of over $3.7 billion.  The pipeline runs 1,000 km from Chad’s prolific Doba basin through Cameroon’s Logone Birni basin to the port of Kribi in the Gulf of Guinea with an estimated capacity of 225,000 bopd.  The capacity of the pipeline is significantly larger than Chad’s current production which in 2010 averaged 122,500 bopd.  A new, 300 km pipeline has been constructed to transport crude oil from the Koudalwa field in the South Western Chari-Buguirmi region to the Djarmaya refinery.  The Djarmaya refinery, situated about 40 km North of N’Djamena, Chad’s capital, was built as a joint venture between CNPC and the Chadian state oil company, SHT.  The refinery became operational in July 2011 and has an initial capacity of 20,000 barrels of oil per day which is planned to rise to 60,000 barrels of oil per day.

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

The Doba and Doseo basins are part of the Central African rift system.  They contain up to 10 km of non-marine sediments recording the complex tectonic and climatic evolution of the region from Early Cretaceous to the present. The Doba basin is within the oil-proved zone confirmed by the M’biku and Belanga Wells. The Doseo Basin is one of the tertiary–cretaceous Chad rift basins. The basin is bordered by the Central African Republic in the South and South East. Wells drilled in this basin include Kedini-1, Keita-1, Kibea-1, Kikwey-1, Maku-1, Nya-1, North Sako-1, Tega-1, Bambara-1 and Bona Kaba-1. These wells were drilled by Exxon and Conoco and all discovered hydrocarbons except for Keita-1 and Bona Kaba-1

Production Sharing Contract on ERHC’s Three Blocks in Chad

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

Proposed Exploration Work Program

ERHC has proposed a minimum exploration work program on the basis of the full 8-year exploration period subject to such modification as might be required following the exploration work undertaken during the initial 5-year period of the Exclusive Exploration Authorization.  The minimum expenditure over the 8 years is $16 million.

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

ERHC’s proposed exploration work program covers the three blocks as a whole and is broadly as follows:

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

ERHC’s Current Rights in the JDZ

The following represents ERHC’s current rights in the JDZ blocks:

JDZ Block	ERHC Original Participating Interest	ERHC Joint Bid Participating Interest	Participating I nterest(s) Sold	Current ERHC Retained Participating Interest	Remaining Cost Allocated to Blocks

2	30.00%	35.00%	43.00%	22.00%	-
3	20.00%	5.00%	15.00%	10.00%	-
4	25.00%	35.00%	40.50%	19.50%	-
5	15.00%	-	-	15.00% (in arbitration)	567,900
6	15.00%	-	-	15.00% (in arbitration)	567,900
9	20.00%	-	-	20.00%	567,900

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

2
The Bomu-1 well was drilled on time and within budget to a total depth of 3,580 meters resulting in the discovery of biogenic methane gas. As of December 31, 2011, the operator has not made any declaration of commerciality.

3
The Lemba-1 well was drilled on time and below budget to a total depth of 3,758 meters, biogenic methane gas was discovered in two sands.  As of December 31, 2011, the operator has not made any declaration of commerciality.

4
All wells were drilled on time and within budget to the planned depth.  Biogenic methane gas was discovered in multiple sands in both Kina well and Oki East well.  As of December 31, 2011, the operator has not made any declaration of commerciality.

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

The extensions are important in the Company’s view as JDZ Blocks 2, 3 and 4 cover a combined 2,215 square kilometers, an area that will require further technical analysis and additional wells exploration to fully evaluate.

Of significance is the planned 2012 two-well drilling campaign by Total and partners in JDZ Block 1. ERHC does not hold interests in JDZ Block 1 but considers that the entry of one of the oil majors as the new operator of Block 1 may positively impact on exploration in the JDZ as a whole. Drilling in Block 1 could also provide potentially valuable information to assist further exploration in Blocks 2, 3 and 4 in which ERHC holds interests.

ERHC and its technical partners have obtained very valuable information regarding the stratigraphy, sedimentology and structure of JDZ Blocks 2, 3 and 4 in the five-well drilling campaign undertaken between 2009 and 2010. There are still more than a dozen additional prospects identified in the three Blocks as potential exploration targets.

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

The PSC negotiations between ERHC and the National Petroleum Agency of São Tomé and Príncipe (ANP-STP) opened on November 14, 2011 in Sao Tome. Good progress was made in the first round of negotiations but the Company expects that it will take several more rounds to conclude the negotiations. The PSCs pertain to ERHC’s 100 percent working interest in Blocks 4 and 11 of the São Tomé and Príncipe Exclusive Economic Zone (“EEZ”). ERHC’s management is looking to negotiate PSCs for the EEZ Blocks that will be attractive to potential joint venture partners. Discussions are continuing simultaneously with prospective operating partners for ERHC’s EEZ Blocks

Overview of ERHC’s EEZ Blocks

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

 INVESTMENT IN EXILE RESOURCES

On July 20, 2011 ERHC announced that it had increased its ownership interest in Exile Resources Inc. ("Exile") to approximately 7.35%. Exile is a Canadian independent oil and gas company that trades on the Toronto Stock Exchange’s Venture Exchange under the symbol ERI. During the three months ended June 30, 2011, ERHC invested $1,350,000 in Exile stock in open market purchases. ERHC’s intention was to gain an indirect interest in Exile’s underlying oil and gas exploration and production assets as well as an ability to participate in the Exile’s decision making in respect of those assets.  ERHC has been particularly interested in Exile’s carried interest in the Akepo field in the Niger Delta, which is expected to begin producing in 2012.

On August 2, 2011 Oando PLC and Exile announced a proposed reverse merger transaction whereby Exile would acquire certain E&P interests of Oando PLC (“Oando”) an integrated oil and gas multinational company Exile would pay for the acquisition by issuing its shares to Oando with the result that Oando would own over 90% of the issued share capital of Exile at the end of the transaction.  Exile’s name would then be changed to Oando Energy Resources Inc. or such other name as would be approved by the Toronto Stock Exchange.

ERHC attended a special meeting of the shareholders of Exile on December 29, 2011.  The meeting approved the purchase of the Oando assets, the change of name and an ancillary restructuring, including the following:

a)	the exchange of one new share of Exile for every 16.28 shares currently held
b)
the issuance of two share purchase warrants for every 16.28 shares currently held, the first warrant being exercisable within 12 months at Canadian $1.50 and the second being exercisable within 24 months at Canadian $2.00.  Completion is now subject to a number of conditions including the approval of the Toronto Stock Exchange and other regulatory approvals.  When the reverse merger and ancillary restructuring are complete, there will be approximately 106,053,338 shares of Exile.  The current shareholders will hold 5,714,286 of those shares and Oando will hold 100,339,052 shares.  ERHC’s shareholding will then be approximately 419,165 shares based on the 6,834,000 shares it held prior to the transaction.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The process of preparing financial statements requires that the Company make estimates and assumptions that affect the reported amounts of liabilities and stockholders’ equity at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Such estimates primarily relate to realization of oil and gas concession assets and the valuation allowance related to deferred tax assets as of the date of the financial statements; accordingly, actual results may differ from estimated amounts. ERHC’s estimates and assumptions are based on current facts, historical experience and various other factors we believe to be reasonable under the circumstances. The most significant estimates with regard to the financial statements included with this report relate to realization of oil and gas concession assets and the valuation allowance related to deferred tax assets.

These estimates and assumptions are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the periods in which they become known.

RECENT ACCOUNTING PRONOUNCEMENTS

In preparing its financial statements and filings, the company considers recent guidance issued related to accounting principles generally accepted in the United States. The Company believes that there has been no new guidance since its most recent annual report on Form 10-K that have a significant impact on its financial statements.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2011 Compared with the Three Months Ended December 31, 2010

General and administrative expenses decreased from $1,220,493 in the three months ended December 31, 2010 to $1,040,099 in the three months ended December 31, 2011. The decrease was due to an ongoing effort to reduce general operating expenses.

During the three months ended December 31, 2011, the Company had a net loss of $1,042,474 compared with a net loss of $1,224,552 for the three months ended December 31, 2010. This decrease occurred due to an ongoing effort to reduce operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2011, the Company had $11,202,518 in cash, cash equivalents and short-term investments and positive working capital of $11,523,691.  Management believes that this cash position should be sufficient to support the Company’s working capital requirements for more than 12 months.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2011, the Company had no off-balance sheet arrangements.

DEBT FINANCING ARRANGEMENTS

At December 31, 2011, the Company had a total of $397,160 in short term obligations, including $65,188 in accrued compensation owed to directors for serving on the ERHC board, and $164,785 of accounts payable.

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

As of December 31, 2011, all the Company’s exploration and production acreages were located outside the United States.  The Company’s primary assets are agreements with Chad, STP and the JDA which provide ERHC with rights to participate in exploration and production activities in Chad, the EEZ and the JDZ in Africa.  This geographic area of interest is controlled by foreign governments that have historically experienced volatility of which is out of management’s control. The Company’s operations and its ability to exploit its interests in the agreements in this area may be impacted by this circumstance.

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

Item 4.  Controls and Procedures

The Company’s  Chief Executive Officer and Principal Accounting Officer participated in an evaluation by management regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2011.  Based on their participation in that evaluation, the Company’s Chief Executive Officer and Principal Accounting Officer concluded that as of December 31, 2011, our disclosure controls and procedures are effective and ensure that the information required to be disclosed in the reports that ERHC files or submits under the Exchange Act, is accumulated and communicated to our management; including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure under the Exchange Act. ERHC officers also concluded on December 31, 2011 that our disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms.

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

LEGAL PROCEEDINGS

JDZ BLOCKS 5 AND 6

Arbitration and Lawsuit

The Company’s rights in JDZ Blocks 5 and 6 are currently the subject of legal proceedings at the London Court of International Arbitration and the Federal High Court in Abuja, Nigeria.  The Company instituted both proceedings in November 2008 against the JDA and the Governments of Nigeria and São Tomé and Príncipe.  The Company seeks legal clarification that its rights in the two Blocks remain intact.

The issue in contention is entirely contractual. The Company was awarded a 15 percent working interest in each of the Blocks in a 2004/5 bid/licensing round conducted by the JDA following the Company’s exercise of preferential rights in the Blocks as guaranteed by contract and treaty.  The JDA and the Government of STP contend that certain correspondence issued by a previous CEO/President of the Company in 2006 amount to a relinquishment of the Company’s rights in Blocks 5 and 6 under the Company’s contracts with STP which provide for the rights.  The Company contends that no such relinquishment has occurred and has sought recourse to arbitration accordingly. It also filed the suit to prevent any tampering with its said rights in JDZ Blocks 5 and 6 pending the outcome of arbitration.

Suspension of Proceedings on the Arbitration and Lawsuit

Proceedings on the suit and the arbitration are currently suspended while the Company pursues amicable settlement with the Governments of Nigeria and São Tomé Príncipe. Several proposals have been mooted on either side but without agreement yet.

ROUTINE CLAIMS

From time to time, ERHC may be subject to routine litigation, claims, or disputes in the ordinary course of business.  ERHC intends to defend these matters vigorously.  The Company cannot predict with certainty, however, the outcome or effect of any of the litigation or investigatory matters specifically described above or any other pending litigation or claims.  There can be no assurance as to the ultimate outcome of these lawsuits and investigations.

Item 1A.  Risk Factors

Our operation and financial results are subject to various risks and uncertainties that could affect our business, financial condition, results of operations, and trading price of our common stock, including but not limited to, failing financial institutions.  Please refer to our annual report on Form 10-K for fiscal year 2011 for additional information concerning these and other uncertainties that could negatively impact the Company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to A Vote of Security Holders

None.

Item 5.  Other Information

None

Item 6.  Exhibits

Signatures

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2*	Rule 13a-14(a) Certification of the Principal Accounting Officer

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Principal Accounting Officer

101.INS*	Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ERHC Energy Inc.

Name	Title	Date

/s/ Peter Ntephe	President	February 8, 2012
Peter Ntephe	Chief Executive Officer

/s/ Sylvan Odobulu	Vice President (Admin.) and Controller	February 8, 2012
Sylvan Odobulu	Principal Accounting Officer