Form 10-Q
period 2012-03-31
ERHC Energy Inc
filed 2012-05-10
CIK 799235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares of common stock, par value $0.0001 per share, outstanding as of April 30, 2012, was 738,933,854

TABLE OF CONTENTS

ERHC ENERGY INC.

Part I. Financial Information		Page

Item 1.	Financial Statements	5

	Unaudited Consolidated Balance Sheets at March 31, 2012 and September 30, 2011	5

	Unaudited Consolidated Statements of Operations for the Three and Six Months Ended March 31,2012 and 2012, and for the period from inception, September 5, 1995 to March 31, 2012	6

	Unaudited Consolidated Statements of Other Comprehensive Loss for the Three and Six Months Ended March 31, 2012 and 2012, and for the period from inception, September 5, 1995 to March 31, 2012	7

	Unaudited Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2012 and 2010,and for the period from inception, September 5, 1995 to March 31, 2012	8

	Notes to Unaudited Consolidated Financial Statements	10

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28

Item 4.	Controls and Procedures	28

Part II. Other Information

Item 1.	Legal Proceedings	30

Item 6.	Exhibits	32

	Signatures	33

Table of Content

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

Table of Content

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

Table of Content

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	September 30, 2011
ASSETS

Current assets:
Cash and cash equivalents	$4,982,872	$7,137,151
United States Treasury bills	5,010,731	5,007,446
Investment in Exile Resources common stock, at market	-	524,346
Prepaid expenses and other	312,880	282,141

Total current assets	10,306,483	12,951,084

Oil and gas concession fees	4,671,130	4,620,531
Investment in Exile Resources common stock, at cost	524,346	-
Furniture and equipment, net	22,545	27,225
Restricted certificate of deposit	-	131,000
Deferred tax asset	2,018,398	2,018,398

Total assets	$17,542,902	$19,748,238

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$519,761	$539,519

Total current liabilities	519,761	539,519

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $0.0001; authorized 10,000,000 shares; none issued and outstanding	-	-
Common stock, par value $0.0001; authorized 950,000,000 shares; issued and outstanding 738,933,854 shares	73,894	73,894
Additional paid-in capital	99,385,670	99,355,149
Accumulated other comprehensive income	(825,653)	(825,653)
Accumulated deficit	(81,610,770)	(79,394,671)

Total shareholders’ equity	17,023,141	19,208,719

Total liabilities and shareholders' equity	$17,542,902	$19,748,238

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Content

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Six Months Ended March 31,		September 5, 1995 (Inception) to March 31,
	2012	2011	2012	2011	2012

Costs and expenses:
General and administrative	$1,173,139	$1,030,474	$2,213,238	$2,250,967	$84,317,408
Depreciation and depletion	3,436	3,569	7,280	12,142	1,515,818
Gain on sale of partial interest in DRSTP concession	-	-	-	-	(30,102,250)
Write-offs and abandonments	-	-	-	-	7,742,128

Total costs and expenses	(1,176,575)	(1,034,043)	(2,220,518)	(2,263,109)	(63,473,104)

Other income and (expenses):
Interest income	2,950	4,804	4,419	9,779	4,849,402
Gain from settlements	-	-	-	-	130,178
Other income	-	-	-	-	439,827
Interest expense	-	(459)	-	(920)	(12,144,242)
Provision for loss on deposits	-	-	-	-	(5,292,896)
Loss on extinguishment of debt	-	-	-	-	(5,749,575)

Total other income and (expenses), net	2,950	4,345	4,419	8,859	(17,767,306)

Loss before benefit (provision) for income taxes	(1,173,625)	(1,029,698)	(2,216,099)	(2,254,250)	(81,240,410)

Benefit (provision) for income taxes:
Current	-	-	-	-	(1,330,360)
Deferred	-	-	-	-	960,000

Total benefit (provision) for income taxes	-	-	-	-	(370,360)

Net loss	$(1,173,625)	$(1,029,698)	$(2,216,099)	$(2,254,250)	$(81,610,770)

Net loss per common share -basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares of common shares outstanding – basic and diluted	738,933,854	738,408,854	738,933,854	738,159,104

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Content

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS

	Three Months Ended March 31,		Six Months Ended March 31,		September 5, 1995 (Inception) to March 31,
	2012	2011	2012	2011	2012

Net loss	$(1,173,625)	$(1,029,698)	$(2,216,099)	$(2,254,250)	$(81,610,770)
Other comprehensive income (loss) on available for sale securities	-	-	-	-	(825,653)

Other comprehensive loss	$(1,173,625)	$(1,029,698)	$(2,216,099)	$(2,254,250)	$(82,436,423)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Table of Content

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,		September 5, 1995 (Inception) to March 31,
	2012	2011	2012

Cash Flows From Operating Activities:
Net loss	$(2,216,099)	$(2,254,250)	$(81,610,770)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and depletion expense	7,280	12,142	1,515,818
Provision for loss on deposits	-	-	5,292,896
Write-offs and abandonments	-	-	7,742,128
Deferred income taxes	-	-	(2,018,398)
Compensatory stock options	2,179	-	1,310,419
Gain from settlement	-	-	(617,310)
Gain on sale of partial interest in DRSTP concession	-	-	(30,102,250)
Amortization of beneficial conversion feature associated with convertible debt	-	-	2,793,929
Amortization of deferred compensation	-	-	1,257,863
Loss on extinguishment of debt	-	-	5,669,500
Stock issued for services	-	-	20,897,077
Stock issued for settlements	-	-	225,989
Stock issued for officer bonuses	28,342	39,081	5,223,037
Stock issued for interest and penalties on convertible debt	-	-	10,631,768
Stock issued for board compensation	-	-	2,652,449
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(30,739)	(61,801)	(312,879)
Accounts payable and other accrued liabilities	(19,758)	(241,303)	(2,572,375)
Accrued retirement obligation	-	-	365,000

Net cash used in operating activities	(2,228,795)	(2,506,131)	(51,656,109)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Content

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,		September 5, 1995 (Inception) to March 31,
	2012	2011	2012

Cash Flows From Investing Activities:
Purchase of long-term investment	$-	$-	$(5,292,896)
Purchases of and deposits on oil and gas concessions	(50,599)	-	(7,405,630)
Proceeds from sale of partial interest in DRSTP concession	-	-	45,900,000
Purchase of U.S. Treasury Bills and accrued interest	(3,285)	(5,467)	(5,010,731)
Purchase of investment in marketable equity securities	-	-	(1,350,000)
Purchase of restricted certificate of deposit	-	-	(131,000)
Proceeds from sale of restricted certificate of deposit	131,000	-	131,000
Purchase of furniture and equipment	(2,600)	(3,927)	(965,135)

Net cash provided by (used in) investing activities	74,516	(9,394)	25,875,608

Cash Flows From Financing Activities:
Proceeds from warrants exercised	-	-	160,000
Proceeds from common stock, net of expenses	-	1,821,500	8,776,549
Proceeds from line of credit, related party	-	-	2,750,000
Proceeds from non-convertible debt, related party	-	-	158,700
Proceeds from convertible debt, related party	-	-	8,207,706
Proceeds from sale of convertible debt	-	-	9,019,937
Proceeds from bank borrowing	-	-	175,000
Proceeds from stockholder loans	-	-	1,845,809
Proceeds from stock subscription Receivable	-	-	913,300
Repayment of shareholder loans	-	-	(1,020,607)
Repayment of long-term debt	-	-	(223,021)

Net cash provided by financing activities	-	1,821,500	30,763,373

Net increase (decrease) in cash and cash equivalents	(2,154,279)	(694,025)	4,982,872

Cash and cash equivalents, beginning of period	7,137,151	12,913,249	-

Cash and cash equivalents, end of period	$4,982,872	$12,219,224	$4,982,872

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Content

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

Investment in Exile Resources common stock

The Company’s investment in Exile Resources (“Exile”) common stock are accounted under the cost method of accounting since it is no longer considered a publicly-traded equity security and the Company does not have the ability to exercise significant influence over Exile’s operations.   Exile’s trading has been halted pending the completion of its reverse take over by Oando Plc, a public limited liability company in Nigeria.

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

Table of Content

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2012 and September 30, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

March 31, 2012

	Quoted Prices	Significant
	In an Active	Other	Significant
	Market for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

United States Treasury Bills	$5,010,731	$-	$-	$5,010,731

	$5,010,731	$-	$-	$5,010,731

 September 30, 2011

	Quoted Prices	Significant
	In an Active	Other	Significant
	Market for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

United States Treasury Bills	$5,007,446	$-	$-	$5,007,446

Marketable equity securities -Exile Resources	524,346	-	-	524,346

Restricted certificate of deposit	131,000	-	-	131,000

	$5,662,792	$-	$-	$5,662,792

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

Table of Content

NOTE 3 – OIL AND GAS CONCESSIONS

The following is an analysis of the cost of oil and gas concessions at March 31, 2012 and September 30, 2011:

	March 31, 2012	September 30, 2011

DRSTP concession	$2,839,500	$2,839,500
Chad concession	1,760,000	1,760,000
Pending Concessions in Other African Countries	71,630	21,031

	$4,671,130	$4,620,531

Republic of Chad Concession Fees and Other Financial Commitments

On June 30, 2011, ERHC entered into a production sharing contract ("PSC") with Chad for certain land based hydrocarbon exploration and development.

As of March 31, 2012, the Company has paid or incurred:
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

Table of Content

The following represents ERHC’s current rights in the JDZ and EEZ blocks:

Block	ERHC Original Participating Interest	ERHC Joint Bid Participating Interest	Participating Interest(s) Sold	Current ERHC Retained Participating Interest	Remaining Cost Allocated to Blocks

JDZ 2	30.00%	35.00%	43.00%	22.00%	$-
JDZ 3	20.00%	5.00%	15.00%	10.00%	-
JDZ 4	25.00%	35.00%	40.50%	19.50%	-
JDZ 5	15.00%	-	-	15.00% (in arbitration)	567,900
JDZ 6	15.00%	-	-	15.00% (in arbitration)	567,900
JDZ 9	20.00%	-	-	20.00%	567,900
EEZ 4	100.00%				567,900
EEZ 11	100.00%				567,900

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

The remaining $2,839,500 of cost related to the DRSTP concession, as shown on the Company's balance sheet at March 31, 2012 and September 30, 2011, relate to blocks 5, 6 and 9 of the JDZ, and the Company's EEZ blocks on which Production Sharing Contracts are yet to be signed.

Table of Content

NOTE 4 - STOCKHOLDERS' EQUITY

On January 6, 2012, the Board of Directors granted a total of 4,750,000 stock options to officers and board of directors members of the Company under the Company’s 2004 Stock Option Plan. The options vest over two years, are exercisable for a period of 2 years and have a $0.20 strike price. However, the options are only exercisable if the Company’s share price reaches $0.75 per share and remains consistently at or above that level for a period of one month.  They have a grant-date fair value of $63,711 or $0.013 per share based on and independent valuation of the options using a lattice model and the following weighted average assumptions:

Risk free interest rate	0.25%
Dividend yield	0.00%
Annual volatility	105.97%
Exit/Attrition rates	2.00%
Target exercise multiple	2.14

During the three months ended March 31, 2012, the Company recognized compensation expense of $2,179 related to the options grant as described above.  As of March 31, 2012, none of the options are exercisable, the weighted average remaining term is 1.75 years and the intrinsic value is zero. Unamortized compensation cost related to these options amounted to $61,532 which is expected to be recognized over a remaining period of 1.75 years.

In February 2010, the Company granted 237,500 shares for 2010 employee services rendered which had a vesting period of 2 years and a fair value of $156,750. The Company recognized stock based compensation expense for the six months ended March 31, 2012 of $28,342 in connection with these shares. Unamortized compensation cost for these shares amounted to zero as of March 31, 2012

NOTE 5 – COMMITMENTS AND CONTINGENCIES

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

Table of Content

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

ROUTINE CLAIMS AND CLOSED MATTERS

On April 6, 2012 and April 20, 2012, the Company received letters from the United States Department of Justice and the Securities and Exchange Commission respectively that the agencies had closed all action related to the subpoenas served on the Company between 2006 and 2007.

From time to time, ERHC may be subject to routine litigation, claims, or disputes in the ordinary course of business.  ERHC intends to defend these matters vigorously.  The Company cannot predict with certainty, however, the outcome or effect of any of the arbitration or litigation specifically described above or any other pending litigation or claims.

Table of Content

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

The Company’s strategy in the JDZ and EEZ is to farm down its working interests to well established oil and gas operators for upfront cash payments and be carried for our share of the exploration costs.  This was done successfully on Blocks 2, 3 and 4 of the JDZ. In the JDZ Blocks 2, 3 and 4, ERHC entered into partnerships with two major international companies, Addax Petroleum and the Sinopec Corporation, to operate the license areas on behalf of ERHC.

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

Table of Content

CURRENT BUSINESS OPERATIONS

REPUBLIC OF CHAD

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

Table of Content

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

Table of Content

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

Chad began to export oil in 2004.  The export route is through the Chad-Cameroon pipeline completed in 2003 at a cost of over $3.7 billion.  The pipeline runs 1,000 km from Chad’s prolific Doba basin through Cameroon’s Logone Birni basin to the port of Kribi in the Gulf of Guinea with an estimated capacity of 225,000 bopd.  The capacity of the pipeline is significantly larger than Chad’s current production which in 2010 averaged 122,500 bopd.  A new 300 km pipeline has been constructed to transport crude oil from the Koudalwa field in the South Western Chari-Buguirmi region to the Djarmaya refinery.  The Djarmaya refinery, situated about 40 km North of N’Djamena, Chad’s capital, was built as a joint venture between CNPC and the Chadian state oil company, SHT.  The refinery became operational in July 2011 and has an initial capacity of 20,000 barrels of oil per day which is planned to rise to 60,000 barrels of oil per day.

ERHC has a 100% interest in the Manga Block which is north of Lake Chad, along the border with Niger.  The Company also has 100% and 50% interests respectively in BDS 2008 and Chari-Ouest Block 3 which lie next to the prolific Doba and Doseo Basin oilfields. In 2010, the Doba and Doseo Basin oilfields had an average production of 122,500 barrels of crude oil per day.  BDS 2008 is also bounded by the Bongor basin which hosts the producing Mimosa and Ronier fields.  Extensive exploration activity in the three basins has resulted in a large number of recent discoveries, including the Benoy-1 in Chari-Ouest Block 3 by the Taiwanese Company, OPIC. The Benoy-1 discovery, adjacent to ERHC’s license area, is estimated to have the potential for up to 9,800 barrels of high-quality, light crude per day and 1.2 million cubic feet of natural gas per day.

Table of Content

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

Table of Content

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

Table of Content

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

Table of Content

Particulars of ERHC’s Participating Agreements in the JDZ

The following are the particulars of the Participating Agreements by which ERHC transferred some of its participating interests in JDZ Blocks 2, 3 and 4 to technical partners  so that the technical partners would operate the Blocks and carry ERHC’s proportionate share of costs in the Blocks until production, if any, commenced from the Blocks:

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

The working interest percentages represent ERHC’s share of all the hydrocarbon production from the blocks and obligates ERHC to pay a corresponding percentage of the costs of drilling, production and operating the blocks. Through Exploration Phase 1 in blocks 2, 3 and 4, these costs have been carried by the operators.  The operators can only recover their costs by carrying ERHC until production whereupon the operators will recover their costs from production revenues.

Table of Content

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

2
The Bomu-1 well was drilled on time and within budget to a total depth of 3,580 meters resulting in the discovery of biogenic methane gas. As of March 31, 2012, the operator has not made any declaration of commerciality.

3
The Lemba-1 well was drilled on time and below budget to a total depth of 3,758 meters, biogenic methane gas was discovered in two sands.  As of March 31, 2012, the operator has not made any declaration of commerciality.

4
Three (3) wells were drilled on time and within budget to the planned depth.  Biogenic methane gas was discovered in multiple sands in both Kina well and Oki East well.  As of March 31, 2012, the operator has not made any declaration of commerciality.

Table of Content

General Information on Current Operations in Blocks 2, 3 and 4

Exploration Phase 1 (as extended) in Joint Development Zone (JDZ) Blocks 2, 3 and 4 expired on March 14, 2012.

Under the contractual terms governing the Blocks, the three potential courses of action at the expiration of an Exploration Phase are:

1.	The operators (Addax and Sinopec), the rest of the parties and the JDA could agree to enter into Phase 2 of the exploration program which requires the drilling of at least one more well in each Block.

2.	The operators, the rest of the parties and the JDA could agree upon a further extension of Exploration Phase 1.

3.
The operators could decide not to pursue future exploration of the Blocks and terminate their involvement in the Blocks, leaving the rest of the parties and the JDA to decide whether to adopt any of the two other courses of action stated before.

The operators’ decision whether to continue or not is the key factor in determining what course of action will be adopted next in JDZ Blocks 2, 3 and 4. That decision is expected to be made public in the near future.

Of significance is the 2012 two well drilling campaign by Total and partners in JDZ Block 1. ERHC does not hold interests in JDZ Block 1 but considers that the entry of one of the oil majors as the new operator of Block 1 may positively impact on exploration in the JDZ as a whole. Drilling in Block 1 could also provide potentially valuable information to assist further exploration in Blocks 2, 3 and 4 in which ERHC holds interests.

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

Table of Content

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

The PSC negotiations between ERHC and the National Petroleum Agency of São Tomé and Príncipe (ANP-STP) opened on November 14, 2011 in Sao Tome and are continuing. Good progress has been made in the first two rounds of negotiations but the Company expects that it will take several more rounds to conclude the negotiations. The PSCs pertain to ERHC’s 100 percent working interest in Blocks 4 and 11 of the São Tomé and Príncipe Exclusive Economic Zone (“EEZ”). ERHC’s management is looking to negotiate PSCs for the EEZ Blocks that will be attractive to potential joint venture partners. Discussions are continuing simultaneously with prospective operating partners for ERHC’s EEZ Blocks

Overview of ERHC’s EEZ Blocks

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

INVESTMENT IN EXILE RESOURCES

In On July 20, 2011 ERHC announced that it had increased its ownership interest in Exile Resources Inc. ("Exile") to approximately 7.35%. Exile is a Canadian independent oil and gas company trading on the Toronto Stock Exchange’s Venture Exchange under the symbol ERI. During the three months ended June 30, 2011, ERHC invested $1,350,000 in Exile stock in open market purchases. ERHC’s intention was to gain an indirect interest in Exile’s underlying oil and gas exploration and production assets as well as an ability to participate in the Exile’s decision making in respect of those assets.  ERHC was particularly interested in Exile’s carried interest in the Akepo field in the Niger Delta, which is expected to begin producing in 2012.

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

Table of Content

ACQUISITION OF OTHER OIL AND GAS EXPLORATION AND PRODUCTION ASSETS

Although ERHC is making considerable progress toward realizing the value of our oil and gas assets in Chad, the JDZ and the EEZ, it will be some time before any of these oil and gas assets begin to produce revenues. ERHC, therefore, seeks to identify and acquire assets with a shorter time horizon for revenue generation.

ERHC has identified and is examining a large number of potential acquisitions and is actively in discussion regarding a number of potential exploration and production opportunities in Africa. Ultimately, ERHC seeks a portfolio of assets and companies from which it can derive significant strategic value. Securing such potential acquisitions will of course depend on the availability of adequate financing.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2012 Compared with the Three Months Ended March 31, 2011

General and administrative expenses increased from $1,030,474 in the three months ended March 31, 2011 to $1,184,779 in the three months ended March 31, 2012.  Both periods reflect a normal level of expenses with increased travel in 2012 as the Company continues to evaluate and develop its interests in Chad and $108,500 of accrued bonuses for key executives.

During the three months ended March 31, 2012, the Company had a net loss of $1,185,265 compared with a net loss of $1,029,698 for the three months ended March 31, 2011.

Table of Content

Six Months Ended March 31, 2012 Compared with the Six Months Ended March 31, 2011

General and administrative expenses decreased from $2,250,967 in the six months ended March 31, 2011 to $2,213,238 in the six months ended March 31, 2012.  The decrease is due to ongoing efforts to cut general and administrative expenses.

During the six months ended March 31, 2012, the Company had a net loss of $2,216,099 compared with a net loss of $2,254,250 for the six months ended March 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2012, the Company had $9,993,603 in cash, cash equivalents and short-term investments and positive working capital of $9,786,722.  Management believes that this cash position should be sufficient to support the Company’s working capital requirements for more than 12 months.

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2012, the Company had no off-balance sheet arrangements.

DEBT FINANCING ARRANGEMENTS

At March 31, 2012, the Company had a total of $519,761 in short term obligations, including $86,225 in accrued compensation owed to directors for serving on the ERHC board, $108,500 of accrued bonuses for two key executives and $153,642 of accounts payable.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s current focus is to exploit its primary assets, which are rights to working interests oil and gas exploration blocks in Chad, the JDZ and EEZ under agreements with the  government of Chad, the JDA and the government of STP respectively.  The Company intends to continue to form relationships with other oil and gas companies with operational, technical and financial capabilities, to partner with the Company in leveraging its interests.  The Company currently has no other operations.

As of March 31, 2012, all the Company’s exploration and production acreages were located outside the United States.  The Company’s primary assets are agreements with Chad, STP and the JDA which provide ERHC with rights to participate in exploration and production activities in Chad, the EEZ and the JDZ in Africa.  This geographic area of interest is controlled by foreign governments that have historically experienced volatility of which is out of management’s control. The Company’s operations and its ability to exploit its interests in the agreements in this area may be impacted by this circumstance.

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

The Company’s  Chief Executive Officer and Principal Accounting Officer participated in an evaluation by management regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2012.  Based on their participation in that evaluation, the Company’s Chief Executive Officer and Principal Accounting Officer concluded that as of March 31, 2012, our disclosure controls and procedures are effective and ensure that the information required to be disclosed in the reports that ERHC files or submits under the Exchange Act, is accumulated and communicated to our management; including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure under the Exchange Act. ERHC officers also concluded on March 31, 2012 that our disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms.

Table of Content

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Table of Content

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

ROUTINE CLAIMS AND CLOSED MATTERS

On April 6, 2012 and April 20, 2012, the Company received letters from the United States Department of Justice and the Securities and Exchange Commission respectively that the agencies had closed all action related to the subpoenas served on the Company between 2006 and 2007.  Subpoenas are requests issued by government agencies for the production of information or documentation.

From time to time, ERHC may be subject to routine litigation, claims, or disputes in the ordinary course of business.  ERHC intends to defend these matters vigorously.  The Company cannot predict with certainty, however, the outcome or effect of any of the arbitration or litigation specifically described above or any other pending litigation or claims.

Table of Content

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

Table of Content

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

Table of Content

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ERHC Energy Inc.

Name	Title	Date

/s/ Peter Ntephe	President	May 10, 2012
Peter Ntephe	Chief Executive Officer

/s/ Sylvan Odobulu	Vice President (Admin) and Controller	May 10, 2012
Sylvan Odobulu	Principal Accounting Officer