Form 10-Q
period 2012-06-30
ERHC Energy Inc
filed 2012-08-08
CIK 799235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares of common stock, par value $0.0001 per share, outstanding as of July 31, 2012, was 738,933,854

ERHC ENERGY INC.

Part I. Financial Information		Page

Item 1.	Financial Statements	5

	Unaudited Consolidated Balance Sheets at June 30, 2012 and September 30, 2011	5

	Unaudited Consolidated Statements of Operations for the Three and Nine Months Ended June 30,2012 and 2011, and for the period from inception, September 5, 1995 to June 30, 2012	6

	Unaudited Consolidated Statements of Other Comprehensive Loss for the Three and Nine Months Ended June 30, 2012 and 2011, and for the period from inception, September 5, 1995 to June 30, 2012	7

	Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2012 and 2011,and for the period from inception, September 5, 1995 to June 30, 2012	8

	Notes to Unaudited Consolidated Financial Statements	10

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27

Item 4.	Controls and Procedures	27

Part II. Other Information

Item 1.	Legal Proceedings	28

Item 6.	Exhibits	30

	Signatures	31

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

These types of statements and other forward-looking statements inherently are subject to a variety of assumptions, risks and uncertainties that could cause actual results, levels of activity, performance or achievements to differ materially from those expected, projected or expressed in forward-looking statements.  These risks and uncertainties include, among others, the following:

●	general economic and business conditions;
●	worldwide demand for oil and natural gas;
●	changes in foreign and domestic oil and gas exploration, development and production activity;
●	oil and natural gas price fluctuations and related market expectations;
●	termination, renegotiation or modification of existing contracts;
●	the ability of the Organization of Petroleum Exporting Countries, commonly referred to as “OPEC”, to set and maintain production levels and pricing, and the level of production in non-OPEC countries;
●	policies of the various governments regarding exploration and development of oil and gas reserves;
●	advances in exploration and development technology;
●	the political environment of oil-producing regions;
●	political instability in the Democratic Republic of Săo Tomé and Príncipe (“DRSTP”), the Federal Republic of Nigeria, Republic of Kenya, and the Republic of Chad;
●	casualty losses;
●	competition;
●	changes in foreign, political, social and economic conditions;
●	risks of international operations, compliance with foreign laws and taxation policies and expropriation or nationalization of equipment and assets;
●	risks of potential contractual liabilities;
●	foreign exchange and currency fluctuations and regulations, and the inability to repatriate income or capital;
●	risks of war, military operations, other armed hostilities, terrorist acts and embargoes;
●	regulatory initiatives and compliance with governmental regulations;

●	compliance with tax laws and regulations;
●	customer preferences;
●	effects of litigation and governmental proceedings;
●	cost, availability and adequacy of insurance;
●	adequacy of the Company’s sources of liquidity;
●	labor conditions and the availability of qualified personnel; and,
●	various other matters, many of which are beyond the Company’s control.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	September 30, 2011
ASSETS

Current assets:
Cash and cash equivalents	$8,541,700	$7,137,151
United States Treasury bills	-	5,007,446
Investment in Exile Resources common stock, at market	-	524,346
Prepaid expenses and other	381,711	282,141

Total current assets	8,923,411	12,951,084

Oil and gas concession fees	5,013,730	4,620,531
Investment in Exile Resources common stock, at cost	524,346	-
Furniture and equipment, net	24,122	27,225
Restricted certificate of deposit	-	131,000
Deferred tax asset	2,018,398	2,018,398

Total assets	$16,504,007	$19,748,238

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$529,006	$539,519

Total current liabilities	529,006	539,519

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $0.0001; authorized 10,000,000 shares; none issued and outstanding		-
Common stock, par value $0.0001; authorized 950,000,000 shares; issued and outstanding 738,933,854 shares	73,894	73,894
Additional paid-in capital	99,397,310	99,355,149
Accumulated other comprehensive income	(825,653)	(825,653)
Accumulated deficit	(82,670,550)	(79,394,671)

Total shareholders’ equity	15,975,001	19,208,719

Total liabilities and shareholders' equity	$16,504,007	$19,748,238

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Nine Months Ended June 30,		September 5, 1995 (Inception) to June 30,
	2012	2011	2012	2011	2012

Costs and expenses:
General and administrative	$1,043,140	$887,421	$3,256,378	$3,138,388	$85,360,548
Depreciation and depletion	3,594	6,319	10,874	18,461	1,519,412
Gain on sale of partial interest in DRSTP concession	-	-	-	-	(30,102,250)
Write-offs and abandonments	-	-	-	-	7,742,128

Total costs and expenses	(1,046,734)	(893,740)	(3,267,252)	(3,156,849)	(64,519,838)

Other income and (expenses):
Interest income	776	4,055	5,195	13,834	4,850,178
Gain from settlements	-	-	-	-	130,178
Other income	-	-	-	-	439,827
Interest expense	(13,822)	-	(13,822)	(920)	(12,158,064)
Provision for loss on deposits	-	-	-	-	(5,292,896)
Gain (loss) on extinguishment of debt	-	12,868	-	12,868	(5,749,575)

Total other income and (expenses), net	(13,046)	16,923	(8,627)	25,782	(17,780,352)

Loss before benefit (provision) for income taxes	(1,059,780)	(876,817)	(3,275,879)	(3,131,067)	(82,309,190)

Benefit (provision) for income taxes:
Current	-	-		-	(1,330,360)
Deferred	-	-		-	960,000

Total benefit (provision) for income taxes	-	-	-	-	(370,360)

Net loss	$(1,059,780)	$(876,817)	$(3,275,879)	$(3,131,067)	$(82,670,550)

Net loss per common share -basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares of common shares outstanding – basic and diluted	738,933,854	738,408,854	738,933,854	738,242,354

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS

	Three Months Ended June 30,		Nine Months Ended June 30,		September 5, 1995 (Inception) to June 30,
	2012	2011	2012	2011	2012

Net loss	$(1,059,780)	$(876,817)	$(3,275,879)	$(3,131,067)	$(82,670,550)
Other comprehensive income (loss) on available for sale securities	-	(638,281)	-	(638,281)	(825,653)

Other comprehensive loss	$(1,059,780)	$(1,515,098)	$(3,275,879)	$(3,769,348)	$(83,496,203)

The accompanying notes are an integral part of these unaudited consolidated financial statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,		September 5, 1995 (Inception) to June 30,
	2012	2011	2012

Cash Flows From Operating Activities:
Net loss	$(3,275,879)	$(3,131,067)	$(82,670,550)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and depletion expense	10,874	18,461	1,519,412
Provision for loss on deposits	-	-	5,292,896
Write-offs and abandonments	-	-	7,742,128
Deferred income taxes	-	-	(2,018,398)
Compensatory stock options	13,819	-	1,322,059
Gain from settlement	-	-	(617,310)
Gain on sale of partial interest in DRSTP concession	-	-	(30,102,250)
Amortization of beneficial conversion feature associated with convertible debt	-	-	2,793,929
Amortization of deferred compensation	-	-	1,257,863
Loss on extinguishment of debt	-	(12,868)	5,669,500
Stock issued for services	-	-	20,897,077
Stock issued for settlements	-	-	225,989
Stock issued for officer bonuses	28,342	58,622	5,223,037
Stock issued for interest and penalties on convertible debt	-	-	10,631,768
Stock issued for board compensation	-	-	2,652,449
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(99,570)	(99,836)	(381,710)
Accounts payable and other accrued liabilities	(10,513)	(261,592)	(2,563,130)
Accrued retirement obligation	-	-	365,000

Net cash used in operating activities	(3,332,927)	(3,428,280)	(52,760,241)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,		September 5, 1995 (Inception) to June 30,
	2012	2011	2012

Cash Flows From Investing Activities:
Purchase of long-term investment	$-	$-	$(5,292,896)
Purchases of and deposits on oil and gas concessions	(393,199)	(91,848)	(7,748,230)
Proceeds from sale of partial interest in DRSTP concession	-	-	45,900,000
Purchase of U.S. Treasury Bills and accrued interest	(3,554)	(5,789)	(5,011,000)
Purchase of investment in marketable equity securities	-	(1,350,000)	(1,350,000)
Purchase of restricted certificate of deposit	-	-	(131,000)
Proceeds from sale of restricted certificate of deposit	131,000	-	131,000
Proceeds from maturity of U.S Treasury Bills	5,011,000	-	5,011,000
Purchase of furniture and equipment	(7,771)	(15,090)	(970,306)

Net cash provided by (used in) investing activities	4,737,476	(1,462,727)	30,538,568

Cash Flows From Financing Activities:
Proceeds from warrants exercised	-	-	160,000
Proceeds from common stock, net of expenses	-	1,821,500	8,776,549
Proceeds from line of credit, related party	-	-	2,750,000
Proceeds from non-convertible debt, related party	-	-	158,700
Proceeds from convertible debt, related party	-	-	8,207,706
Proceeds from sale of convertible debt	-	-	9,019,937
Proceeds from bank borrowing	-	-	175,000
Proceeds from stockholder loans	-	-	1,845,809
Proceeds from stock subscription Receivable	-	-	913,300
Repayment of shareholder loans	-	-	(1,020,607)
Repayment of long-term debt	-	(33,513)	(223,021)

Net cash provided by financing activities	-	1,787,987	30,763,373

Net increase (decrease) in cash and cash equivalents	1,404,549	(3,103,020)	8,541,700

Cash and cash equivalents, beginning of period	7,137,151	12,913,249	-

Cash and cash equivalents, end of period	$8,541,700	$9,810,229	$8,541, 700

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

Investment in Exile Resources common stock

The Company’s investment in Exile Resources (“Exile”) common stock is accounted under the cost method of accounting since it is no longer considered a publicly-traded equity security and the Company does not have the ability to exercise significant influence over Exile’s operations.   Exile’s trading has been halted pending the completion of its reverse take over by Oando Plc, a public limited liability company in Nigeria.

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

The Company had no investments carried at market value at June 30, 2012. As of September 31, 2011, the Company held United States Treasury Bills in the amount of $5,007,446, Exile Resources common stock in the amount of $524,346, and a restricted certificate of deposit in the amount of $131,000.  Investments are reported at fair value, determined based on the quoted prices in an active market for identical assets and classified as Level 1 under the ASC 820.

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

NOTE 3 – OIL AND GAS CONCESSIONS

The following is an analysis of the cost of oil and gas concessions at June 30, 2012 and September 30, 2011:

	June 30, 2012	September 30, 2011

DRSTP concession	$2,840,700	$2,839,500
Chad concession	1,792,600	1,760,000
Kenya concession	310,000	-
Pending concessions in other African countries	70,430	21,031

	$5,013,730	$4,620,531

Kenya Concession Fees and Other Financial Commitments

On June 28, 2012, ERHC entered into a production sharing contract ("PSC") with the Government of the Republic of Kenya for certain land based hydrocarbon exploration and development.

As of June 30, 2012, the Company had paid in full the requisite signature bonus of $310,000 and is committed under terms of the PCS to spend at least $10,250,000 over the first two years on a minimum work program and an additional $60,000,000 in each of the following two periods of two years each.

Additionally, ERHC will pay surface fees per square kilometer per annum as follows:

USD

Initial Exploration Term	$5.00
First Additional Exploration Period	10.00
Second Additional Exploration Period	15.00
Development and Production Periods	100.00

Republic of Chad Concession Fees and Other Financial Commitments

On June 30, 2011, ERHC entered into a PSC with Chad for certain land based hydrocarbon exploration and development.

As of June 30, 2012, the Company has paid or incurred:

a.
$1,000,000 out of a signature bonus commitment of $6,000,000 under the PSC (leaving a balance of $5,000,000 to be completed within 90 days of the   publication of Approval Law in the  Journel Officiel,  an official publication of the Government of Chad (which has not occurred as of the date hereof)

b.	$480,000 as legal fees and costs for the drafting and negotiation of the PSC, as provided for in the PSC

c.	$312,600 in advisers’ and ancillary costs related to the PSC

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

The remaining $2,839,500 of cost related to the DRSTP concession, as shown on the Company's balance sheet at June 30, 2012 and September 30, 2011, relate to blocks 5, 6 and 9 of the JDZ, and the Company's EEZ blocks on which Production Sharing Contracts are yet to be signed by ERHC.

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

During the nine months ended June 30, 2012, the Company recognized compensation expense of $13,819 related to the options grant as described above.  As of June 30, 2012, none of the options are exercisable, the weighted average remaining term is 1.5 years and the intrinsic value is zero. Unamortized compensation cost related to these options amounted to $49,892 which is expected to be recognized over a remaining period of 1.5 years.

In February 2010, the Company granted 237,500 shares for 2010 employee services rendered which had a vesting period of 2 years and a fair value of $156,750. The Company recognized stock based compensation expense for the nine months ended June 30, 2012 of $28,342 in connection with these shares. Unamortized compensation cost for these shares amounted to zero as of June 30, 2012.

During the nine months ended June 30, 2012, there were no new warrants granted and none were exercised, cancelled or expired.  As of June 30, 2012, the Company has 13,777,729 outstanding and exercisable warrants with a weighted average exercise price and remaining term of $0.32 per share and 2.7 years, respectively.  As of June 30, 2012, these warrants have an intrinsic value of zero.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

JDZ BLOCKS 5 AND 6

Arbitration and Lawsuit

The Company’s rights in JDZ Blocks 5 and 6 are currently the subject of legal proceedings at the London Court of International Arbitration and the Federal High Court in Abuja, Nigeria.  The Company instituted both proceedings in November 2008 against the JDA and the Governments of Nigeria and Săo Tomé and Príncipe.  The Company seeks legal clarification that its rights in the Blocks remain intact.

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

Suspension of Proceedings on the Arbitration and Lawsuit

Proceedings on the suit and the arbitration are currently suspended while the Company pursues amicable settlement with the Governments of Nigeria and Săo Tomé Príncipe.

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

The Company is in the business of exploration and exploitation of oil and gas resources in Africa including its rights to working interests in exploration acreage in the Republic of Kenya (“Kenya”), Republic of Chad (“Chad”), in the Joint Development Zone (“JDZ”) between the Democratic Republic of Săo Tomé and Príncipe (“STP”) and the Federal Republic of Nigeria (“FRN or “Nigeria”) and in the exclusive economic zone of Săo Tomé and Príncipe (the “Exclusive Economic Zone” or “EEZ”).

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

Apart from its oil and gas exploration activities in Kenya, Chad, the JDZ and the EEZ, ERHC is actively pursuing other oil and gas opportunities on the African continent.  These other opportunities include the acquisition of significant equity stakes in other oil and gas exploration and production companies and therefore an indirect interest in the underlying exploration and production assets of such other companies.

CURRENT BUSINESS OPERATIONS

REPUBLIC OF KENYA

In June 2012, after several months of negotiations between ERHC and the Government of Kenya, the Government awarded one block for oil and gas exploration and development in Kenya to the Company.  The block is ERHC’s first exploration acreage in East Africa and further diversifies the Company’s portfolio of oil and gas assets, which also includes deep water interests in the Gulf of Guinea and onshore blocks in Chad.

Name and Size of ERHC’s Kenya Block

The Company holds  a 90% interest in Block 11A, which encompasses 11,950.06 square kilometers or 2.95 million square acres. The Government of Kenya has a 10% carried participating interest up to the declaration of commerciality and may thereafter acquire an additional 10% interest in the PSC in which case the total Government participation would rise to 20%. Circle Limited (www.circleoilandgas.com) (“Circle”) acted as finder in ERHC’s acquisition of the Block by facilitating ERHC’s entry into Kenya, including the introduction of Dr. Peter Thuo, ERHC’s Kenya-based geoscientist and technical adviser and providing liaison services in the pursuit of ERHC’s application. Circle’s involvement provided significant efficiencies, including substantial cost savings, in  ERHC’s application process. By virtue of the terms of the business finder’s agreement reached between Circle and ERHC, Circle is entitled to receive a 5% payment on the value of the acquisition resulting to ERHC from the application. Circle has opted to receive this fee in the form of a carried 5% of ERHC’s total interest.

Kenya Oil Background and Overview

East Africa has emerged in recent years as one of the most exciting, new oil provinces in the world with major discoveries of recoverable oil in Uganda’s Block 1 (EA1), Kenya’s  Ngamia-1, that  may be more important  than the Ugandan discovery, and large gas discoveries, including the recent Zafarani find, offshore Tanzania.

The regional geology and structural evolution of Block 11A is dominated by the Cretaceous Central Africa Rift System (CARS) and the Tertiary East Africa Rift System (EARS) with the associated basin depositional trends. The main surface feature of Block 11A is the Lotikipi plain. This broad depression measures approximately 110 km from east to west.

The proximity and in-trend relationship between the Lotikipi plain and the Abu Gabra Rift basins of southern Sudan suggest high oil and gas prospectivity. The southern Sudan basins are established petroleum provinces. Surface exposures of the sedimentary units with potential source and reservoir value, represented by the Cretaceous/Paleogene Lapur Formation of the Turkana Grits, give an indication of the sediments that might be encountered beneath the Lotikipi plain.

Gravity data, acquired earlier in the area, enabled the delineation of a sedimentary basin within the Block 11A area below the Lotikipi plain. The basin-fill is believed to be in excess of 5,000 meters, well above the threshold for sufficiently buried and mature organic matter for oil generation.

Block 11A is in the vicinity of Blocks operated by one of the most prolific oil and gas explorers in Africa. Drilling activity in area has resulted in successful wells, including the Eliye Springs in the adjacent Block 10BA and the Loperot and Ngamia-1 in Block 10BB.

Production Sharing Contract on ERHC’s Block in Kenya

On June 28, 2012, the Company announced that it had signed a Production Sharing Contract (PSC) on one oil block with the Government of Kenya. A PSC is an agreement that governs the relationship between ERHC (and any future joint-venture partners) and the Government of Kenya in respect of exploration and production in the Block awarded to the Company.  The PSC details, among other things, the work commitments (including acquisition of data, drilling of wells, social projects, etc.), the time frame for completion of the work commitments, production sharing between the parties and the Government, and how the costs of exploration, development and production will be recovered.

Exploration Term and Key Provisions of the PSC

The initial exploration period is two years from the effective date of the PSC. The effective date falls ninety days after the execution of the PSC.  The Company is expected to begin exploration operations within three months of the effective date.. The initial exploration period is extendable for two additional two-year exploration periods contingent upon fulfillment of Company’s work and expenditure obligations under the PSC.

If not renewed, the PSC expires automatically at the end of the initial exploration period or at the end of any additional exploration period unless a commercial discovery is made before the exploration period expires. In the case of a commercial discovery of crude oil in a relevant development area, the PSC will run for a development period term of 25 years. In the case of a commercial discovery of natural gas in a relevant development area, the PSC will run for a development period term of 35 years.

The PSC provides for a mandatory surrender of 25% of the original contract area by the end of the initial exploration period and 25% of the remaining contract area by the end of the first additional exploration period. . In the case of a commercial discovery of crude oil in a relevant development area, such  development area is excluded from the original contract area for the purpose of surrender calculation.  Furthermore, ERHC may surrender an additional part of the contract area and such voluntary surrender shall be credited against the next surrender obligation.  The PSC will terminate in case of a surrender of the entire contract area.

The PSC requires a signature bonus of $310,000 which the Company has fully paid as of June 30, 2012.  The PSC also requires the Company, upon entry into each exploration period, to provide a bank guarantee of 50% and parent company guarantee of 50% guaranteeing its full minimum work and expenditure obligations for each exploration period guaranteeing the Company’s minimum work and expenditure obligations under the PSC.

REPUBLIC OF CHAD

In June 2011, after several months of negotiations between ERHC and the Government of Chad, the Government awarded three blocks for oil and gas exploration and development in Chad to the Company.  .

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

The Doba and Doseo basins are part of the Central African rift system.  They contain up to 10 km of non-marine sediments recording the complex tectonic and climatic evolution of the region from Early Cretaceous to the present. The Doba basin is within the oil-proved zone confirmed by the M’biku and Belanga Wells. The Doseo Basin is one of the tertiary–cretaceous Chad rift basins. The basin is bordered by the Central African Republic in the South and South East. Wells drilled in this basin include Kedini-1, Keita-1, Kibea-1, Kikwey-1, Maku-1, Nya-1, North Sako-1, Tega-1, Bambara-1 and Bona Kaba-1. These wells were drilled by Exxon and Conoco and all discovered hydrocarbons except for Keita-1 and Bona Kaba-1

ERHC plans to focus its work program initially on the BDS 2008 and Chari Ouest III Blocks in Southern Chad. ERHC has 100 percent of the interest in BDS 2008 and a 100 percent interest in half of Chari-Ouest III. ERHC’s holdings in the two Blocks encompass 20,860 square kilometers or 5.155 million acres. Both Blocks are located on the north flank of the Doba/Doseo basin, where Esso and other operators have made significant crude oil discoveries.  The regional geology of Chari-Ouest III and BDS 2008 Blocks is dominated by the Pan African Shear Zone and associated rift basins. Esso and partners have been active in exploration and development projects in the area for decades. ERHC recently invited eligible contractors to submit expressions of interest in providing Environmental Impact Assessment (EIA), gravity/magnetic and seismic acquisition services in the focus area.

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

Exploration Term

During the quarter ended, June 30, 2012 the Government of the Republic of Chad issued an Exclusive Exploration Authorization (EEA) to ERHC in respect to the three blocks covered by ERHC’s PSC in Chad. The EEA, issued in accordance with the PSC, authorizes ERHC to undertake oil and gas exploration operations in the Chari-Ouest III, BDS 2008 and Manga Blocks in Chad, which are covered by the PSC.  The initial term of the EEA is for five years and can be renewed for a further three years.

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

Origin of ERHC’s Rights in the JDZ

In April 2003, the Company and the DRSTP entered into an Option Agreement (the “2003 Option Agreement”) in which the Company relinquished certain financial interests in the Joint Development Zone (“JDZ”) in exchange for exploration rights in the JDZ.  The Company additionally entered into an Administration Agreement with the Nigeria-Săo Tomé and Príncipe Joint Development Authority (“JDA”).  The Administration Agreement is the formal agreement by the JDA that it will fully implement ERHC’s preferential rights to working interests in the JDZ acreage as set forth in the 2003 Option Agreement and describes certain procedures regarding the exercising of these rights.  Following the exercise of ERHC’s rights as set forth in the 2003 Option Agreement, the JDA confirmed the award in 2004 of participating interests to ERHC in JDZ Blocks 2, 3, 4, 5, 6 and 9 of the JDZ.  Subsequently, ERHC jointly bid with internationally renowned technical partners for additional participating interests in the JDZ during the 2004/5 licensing round conducted by the JDA.

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

ERHC’s interests in the JDZ Blocks are in various stages of exploration. JDZ Blocks 2, 3 and 4 were the focus of an exploration campaign that concluded in January 2010. To date, no Production Sharing Contracts have been signed by ERHC in either JDZ Block 5 or 6, and no operatorship has been awarded in JDZ Block 9.

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

2
The Bomu-1 well was drilled on time and within budget to a total depth of 3,580 meters resulting in the discovery of biogenic methane gas. As of June 30, 2012, the operator has not made any declaration of commerciality.

3
The Lemba-1 well was drilled on time and below budget to a total depth of 3,758 meters, biogenic methane gas was discovered in two sands.  As of June 30, 2012, the operator has not made any declaration of commerciality.

4
Three (3) wells were drilled on time and within budget to the planned depth.  Biogenic methane gas was discovered in multiple sands in both Kina well and Oki East well.  As of June 30, 2012, the operator has not made any declaration of commerciality.

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

The PSC negotiations between ERHC and the National Petroleum Agency of Săo Tomé and Príncipe (ANP-STP) opened on November 14, 2011 in Sao Tome and are continuing. Good progress has been made in the first two rounds of negotiations but the Company expects that it will take several more rounds to conclude the negotiations. The PSCs pertain to ERHC’s 100 percent working interest in Blocks 4 and 11 of the Săo Tomé and Príncipe Exclusive Economic Zone (“EEZ”). ERHC’s management is looking to negotiate PSCs for the EEZ Blocks that will be attractive to potential joint venture partners. Discussions are continuing simultaneously with prospective operating partners for ERHC’s EEZ Blocks

Overview of ERHC’s EEZ Blocks

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

On September 27, 2011, Oando and Exile executed a definitive master agreement, providing for the acquisition and restructuring, and other incidental matters. Under the agreement, Exile proposed to undertake a series of transactions in connection with the Restructuring pursuant to a plan of arrangement (the “Arrangement”) which involves, among other matters:

(a) the consolidation of all of the outstanding common shares (“Common Shares”) of Exile on the basis of one new Common Share (the “post-Consolidated Common Shares”) for every 16.28 old Common Shares then outstanding (the “Consolidation”);

(b) the issuance to the shareholders of Exile on record as of the close of business on July 23, 2012 of two share purchase warrants of Exile for every 16.28 Common Shares of Exile held immediately prior to the Arrangement: one share purchase warrant exercisable to acquire one post Consolidated Common Share of Exile at an exercise price in Canadian dollars (“Cdn$”) of Cdn$1.50 per share for a period of 12 months (the “Cdn$1.50 warrants”), and the second share purchase warrant exercisable to acquire one post Consolidated Common Share of Exile at an exercise price of Cdn$2.00 per share for a period of 24 months (together with the Cdn$1.50 warrants, the “Warrants”);

(c) the change of name of Exile to “Oando Energy Resources Inc.” (“OER”);

Exile received conditional approval for the listing of the post-Consolidated Common Shares and the Warrants on the Toronto Stock Exchange (‘TSX’) under the symbol “OER”. Final approval is subject to OER fulfilling all of the listing requirements of the TSX.

ACQUISITION OF OTHER OIL AND GAS EXPLORATION AND PRODUCTION ASSETS

Although ERHC is making considerable progress toward realizing the value of our oil and gas assets in Kenya, Chad, the JDZ and the EEZ, it will be some time before any of these oil and gas assets begin to produce revenues. ERHC, therefore, seeks to identify and acquire assets with a shorter time horizon for revenue generation.

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

CURRENT PLANS FOR OPERATIONS

ERHC’s principal assets are its interests in Kenya, Chad, the JDZ and the EEZ. ERHC has no current sources of income from its operations. In addition to the existing Participation Agreements in JDZ Blocks 2, 3 and 4, the Company hopes to enter into Participation Agreements in some or all of its other Blocks, but the timing or likelihood of such transactions cannot be predicted.  The Company believes that the Participation Agreements that it has entered into will be its primary source of future cash flow; however, the Company is exploring plans to generate operating income from new sources.  The Company plans to diversify its business activity by pursuing other growth opportunities which may include acquisition of revenue-producing assets in diverse geographical areas and forging strategic, new, business partnerships and alliances. To expand operations, ERHC is currently in negotiations for potential investments that would increase the Company’s presence in the African oil and gas industry and elsewhere. ERHC cannot currently predict the outcome of negotiations for acquisitions in Africa, or, if successful, their impact on the Company's operations.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2012 Compared with the Three Months Ended June 30, 2011

General and administrative expenses increased from $887,421 in the three months ended June 30, 2011 to $1,043,140 in the three months ended June 30, 2012.  Both periods reflect a normal level of expenses with increased travel in 2012 as the Company continues to evaluate and develop its interests in Kenya, Chad and other African countries.

During the three months ended June 30, 2012, the Company had a net loss of $1,059,780 compared with a net loss of $876,817 for the three months ended  June 30, 2011.

Nine Months Ended June 30, 2012 Compared with the Nine Months Ended June 30, 2011

General and administrative expenses increased from $3,138,388 in the nine months ended June 30, 2011 to $3,256,378 in the nine months ended June 30, 2012.  Both periods reflect a normal level of expenses with increased travel in 2012 as the Company continues to evaluate and develop its interests in Kenya, Chad and other African countries.

During the nine months ended June 30, 2012, the Company had a net loss of $3,275,879 compared with a net loss of $3,131,067 for the nine months ended June 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2012, the Company had $8,541,700 in cash, cash equivalents and positive working capital of $8,394,405.  Management believes that this cash position should be sufficient to support the Company’s working capital requirements for more than 12 months.

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2012, the Company had no off-balance sheet arrangements.

DEBT FINANCING ARRANGEMENTS

At June 30, 2012, the Company had a total of $529,006 in short term obligations, including $108,500 in accrued executive bonuses, $73,844 in accrued compensation owed to directors for serving on the ERHC board, and $110,469 of accounts payable.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s current focus is to exploit its primary assets, which are rights to working interests oil and gas exploration blocks in Kenya, Chad, the JDZ and EEZ under agreements with the  government of Chad, the JDA and the government of STP respectively.  The Company intends to continue to form relationships with other oil and gas companies with operational, technical and financial capabilities, to partner with the Company in leveraging its interests.  The Company currently has no other operations.

As of June 30, 2012, all the Company’s exploration and production acreages were located outside the United States.  The Company’s primary assets are agreements with Kenya, Chad, STP and the JDA which provide ERHC with rights to participate in exploration and production activities in Kenya, Chad, the EEZ and the JDZ in Africa.  This geographic area of interest is controlled by foreign governments that have historically experienced volatility of which is out of management’s control. The Company’s operations and its ability to exploit its interests in the agreements in this area may be impacted by this circumstance.

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

The Company’s  Chief Executive Officer and Principal Accounting Officer participated in an evaluation by management regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2012.  Based on their participation in that evaluation, the Company’s Chief Executive Officer and Principal Accounting Officer concluded that as of June 30, 2012, our disclosure controls and procedures are effective and ensure that the information required to be disclosed in the reports that ERHC files or submits under the Exchange Act, is accumulated and communicated to our management; including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure under the Exchange Act. ERHC officers also concluded on June 30, 2012 that our disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms.

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

LEGAL PROCEEDINGS

JDZ BLOCKS 5 AND 6

Arbitration and Lawsuit

The Company’s rights in JDZ Blocks 5 and 6 are currently the subject of legal proceedings at the London Court of International Arbitration and the Federal High Court in Abuja, Nigeria.  The Company instituted both proceedings in November 2008 against the JDA and the Governments of Nigeria and Săo Tomé and Príncipe.  The Company seeks legal clarification that its rights in the two Blocks remain intact.

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

Suspension of Proceedings on the Arbitration and Lawsuit

Proceedings on the suit and the arbitration are currently suspended while the Company pursues amicable settlement with the Governments of Nigeria and Săo Tomé Príncipe.

ROUTINE CLAIMS AND OTHER MATTERS

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

ERHC Energy Inc.

Name	Title	Date

/s/ Peter Ntephe	President	August 8, 2012
Peter Ntephe	Chief Executive Officer

/s/ Sylvan Odobulu	Vice President (Admin) and Controller	August 8, 2012
Sylvan Odobulu	Principal Accounting Officer