Form 10-K
period 2012-09-30
ERHC Energy Inc
filed 2012-12-11
CIK 799235

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2012

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on November 30, 2012 was $43,021,853

On November 30, 2012, the registrant had 739,458,854 shares of common stock issued and outstanding.

Forward-Looking Statements

ERHC Energy Inc. (the “Company”) or its representatives may, from time to time, make or incorporate by reference certain written or oral statements which include, but are not limited to, information concerning the Company’s possible or assumed future business activities and results of operations and statements about the following subjects:

●	business strategy;

●	growth opportunities;

●	future development of concessions, exploitation of assets and other business operations;

●	future market conditions and the effect of such conditions on the Company’s future activities or results of operations;

●	future uses of and requirements for financial resources;

●	interest rate and foreign exchange risk;

●	future contractual obligations;

●	outcomes of legal proceedings;

●	future operations outside the United States;

●	competitive position;

●	expected financial position;

●	future cash flows;

●	future liquidity and sufficiency of capital resources;

●	future dividends;

●	financing plans;

●	tax planning;

●	budgets for capital and other expenditures;

●	plans and objectives of management;

●	compliance with applicable laws; and

●	adequacy of insurance or indemnification.

These types of statements constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and inherently are subject to a variety of assumptions, risks and uncertainties that could cause actual results, levels of activity, performance or achievements to differ materially from those expected, projected or expressed in forward-looking statements.  These risks and uncertainties include, among others, the following:

●	general economic and business conditions;

●	worldwide demand for oil and natural gas;

●	changes in foreign and domestic oil and gas exploration, development and production activity;

●	oil and natural gas price fluctuations and related market expectations;

●	termination, renegotiation or modification of existing contracts;

●	the ability of the Organization of Petroleum Exporting Countries, commonly called OPEC, to set and maintain production levels and pricing, and the level of production in non-OPEC countries;

●	advances in exploration and development technology;

●	the political environment of oil-producing regions;

●	political instability in the Republic of Kenya, Republic of Chad, the Democratic Republic of Sao Tome and Principe and the Federal Republic of Nigeria;

●	casualty losses;

●	competition;

●	changes in foreign, political, social and economic conditions;

●	risks of international operations, compliance with foreign laws and taxation policies and expropriation or nationalization of equipment and assets;

●	risks of potential contractual liabilities;

●	foreign exchange and currency fluctuations and regulations, and the inability to repatriate income or capital;

●	risks of war, military operations, other armed hostilities, terrorist acts and embargoes;

●	regulatory initiatives and compliance with governmental regulations;

●	compliance with environmental laws and regulations;

●	compliance with tax laws and regulations;

●	customer preferences;

●	effects of litigation and governmental proceedings;

●	cost, availability and adequacy of insurance;

●	adequacy of the Company’s sources of liquidity;

●	labor conditions and the availability of qualified personnel; and

●	various other matters, many of which are beyond the Company’s control.

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

PART I
Item 1 – Business

Overview

ERHC Energy Inc., a Colorado corporation, (“ERHC” or the “Company”) was incorporated in 1986. The Company is in the business of exploration for oil and gas resources in Africa. The Company’s business includes working interests in exploration acreage in the Republic of Kenya (“Kenya”), the Republic of Chad (“Chad”), the Joint Development Zone (“JDZ”) between the Democratic Republic of Săo Tomé and Príncipe (“STP”), the Federal Republic of Nigeria (“FRN” or “Nigeria”), and the exclusive economic zone of Săo Tomé and Príncipe (the “Exclusive Economic Zone” or “EEZ”).

ERHC’s strategy in Kenya and Chad is to perform exploration work and further develop assets acquired through Production Sharing Contracts (PSCs) with the governments of both countries.  ERHC plans to raise up to $48 million to cover the projected costs of exploration in the near future.

The Company’s strategy in the JDZ and EEZ is to farm out its working interests to well established oil and gas operators for valuable consideration including upfront cash payments and being carried for ERHC’s share of the exploration costs.  This has already been done successfully on Blocks 2, 3 and 4 of the JDZ where ERHC has benefited from partnerships with Addax Petroleum and Sinopec Corporation, which have operated some of the license areas on behalf of ERHC.

ERHC is now pursuing a similar approach for JDZ Blocks 5, 6 and 9 as well as for blocks in the EEZ.

Apart from its oil and gas exploration activities in Kenya, Chad, the JDZ and the EEZ, ERHC continues to pursue  other oil and gas opportunities on the African continent. These opportunities also include the possible acquisition of significant equity stakes in other oil and gas exploration and production companies and the resulting  indirect interest in the underlying exploration and production assets of such other companies.

CURRENT BUSINESS OPERATIONS

REPUBLIC OF KENYA

ERHC Kenya Acreage

In June 2012, after several months of negotiations between ERHC and the Government of Kenya, the Government awarded block 11A for oil and gas exploration and development in Kenya to the Company.  The block is ERHC’s first exploration acreage in East Africa and further diversifies the Company’s portfolio of oil and gas assets.

The Company holds a 90% interest in Block 11A, which encompasses 11,950.06 square kilometers or 2.95 million square acres.  The Government of Kenya has a 10% carried participating interest up to the declaration of commerciality and may thereafter acquire an additional 10% interest in the PSC in which case the total Government participation would rise to 20%. Circle Limited (www.circleoilandgas.com) (“Circle”) acted as finder in ERHC’s acquisition of the Block by facilitating ERHC’s entry into Kenya, including the introduction of Dr. Peter Thuo, ERHC’s Kenya-based geoscientist and technical adviser who provided liaison services in the pursuit of ERHC’s application. Circle’s involvement provided significant efficiencies, including substantial cost savings, in ERHC’s application process.  By virtue of the terms of the business finder’s agreement reached between Circle and ERHC, Circle is entitled to receive a 5% payment on the value of the acquisition accruing resulting to ERHC from the application.  Circle has opted to receive this fee in the form of a carried 5% of ERHC’s total interest.

Kenya Oil Background and Overview

East Africa has emerged in recent years as arguably one of the most exciting, new oil provinces in the world with major discoveries of oil in Uganda’s Block 1 (EA1), and Kenya’s Ngamia-1,  and large gas discoveries, including the recent Zafarani find, offshore of Tanzania.

The regional geology and structural evolution of Block 11A in Kenya is dominated by the Cretaceous Central Africa Rift System (CARS) and the Tertiary East Africa Rift System (EARS) with the associated basin depositional trends.  The main surface feature of Block 11A is the Lotikipi plain. This broad depression measures approximately 110 km from east to west.

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

Block 11A is in the vicinity of Blocks operated by one of the most prolific notable oil and gas explorers in Africa. Drilling activity in area has resulted in successful wells, including the Eliye Springs in the adjacent Block 10BA and the Loperot and Ngamia-1 in Block 10BB.

Oil and Gas occurrences in the region

Production Sharing Contract (PSC) on ERHC’s Block in Kenya
On June 28, 2012, the Company announced that it had signed a Production Sharing Contract (PSC) on one oil block with the Government of Kenya.  A PSC is an agreement that governs the relationship between ERHC (and any future joint-venture partners) and the Government of Kenya in respect of exploration and production in the Block awarded to the Company.  The PSC details, among other things, the work commitments (including acquisition of data, drilling of wells, social projects, etc.), the time frame for completion of the work commitments, production sharing between the parties and the Government, and how the costs of exploration, development and production will be recovered.

Exploration Term and Key Provisions of the PSC

The initial exploration period is two years from the effective date of the PSC. The effective date falls ninety days after the execution of the PSC.  The Company is expected to begin exploration operations within three months of the effective date.  The initial exploration period is extendable for two additional two-year exploration periods contingent upon fulfillment of Company’s work and expenditure obligations under the PSC.

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

The PSC requires a signature bonus of $310,000 which the Company paid in full as of September 30, 2012.  The PSC also requires the Company, upon entry into each exploration period, to provide a bank guarantee of 50% and a parent company guarantee of 50% of its full minimum work and expenditure obligations under the work program for each exploration period.

Proposed Exploration Work Program

The PSC with the Government of Kenya obliges ERHC to carry out the following minimum work program:

(A)	During the Initial Exploration Period of Two (2) Contract Years – Minimum Work and Expenditure Obligations:
•	Acquire and interpret 1,000 km2 of gravity and magnetic data (at a minimum cost of - US $ 250,000) and
•	Acquire and interpret 1,000 Km/line of 2D seismic data (at a minimum cost of – US $ 10,000,000)

(B)	During the First Additional Exploration Period of Two (2) Contract Years: Minimum Work and Expenditure Obligations to:
•	Acquire 750 km2 high density of 3D seismic data (at a minimum cost of US $ 30,000,000), or
OR
•	Drill one (1) well to a minimum depth of 3,000 m (at a minimum cost of US $30,000,000

(C)	During the Second Additional Exploration Period of Two (2) Contract Years: Minimum Work and Expenditure Obligation to:
•	Drill one (1) well to a minimum depth of 3,000m (at an approximate cost of US $ 30,000,000).

However, if the Company satisfactorily completes the minimum work obligations without having spent up to the minimum expenditure, the Company will be deemed to have satisfied its obligations under the PSC.

REPUBLIC OF CHAD

ERHC’s Chad Acreage

In June 2011, after several months of negotiations between ERHC and the Government of Chad, the Government awarded three blocks for oil and gas exploration and development in Chad to the Company.  The initial period of exploration of these blocks commenced on July 12, 2012 with the publication, in Chadian Government’s Gazette Principal, of the Exclusive Exploration Authorization, granted to ERHC by the Government of Chad.

The names of the blocks and the sizes of Company's respective interests are as follows:

Block	ERHC Interest	Net ERHC acreage

Manga	100%	6,477 square kilometers or 1,600,501 acres

BDS 2008	100%	16,360 square kilometers or 4,042,644 acres

Chari-OuestOust III	50%	4,500 square kilometers or 1,111,974 acres

Chad Oil Background and Overview

The country covers almost 1,284,000 km2 and is situated in what has become a golden triangle of African oil production.  Chad is bordered by Libya, Nigeria and Sudan which are among Africa’s largest producers of crude oil.  Cameroon which also borders Chad also exports crude oil.

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

The Doba and Doseo basins are part of the Central African rift system.  They contain up to 10 km of non-marine sediments recording the complex tectonic and climatic evolution of the region from Early Cretaceous to the present. The Doba basin is within the oil-proved zone confirmed by the M’biku and Belanga Wells.  The Doseo Basin is one of the tertiary–cretaceous Chad rift basins.  The basin is bordered by the Central African Republic in the South and South East. Wells drilled in this basin include Kedini-1, Keita-1, Kibea-1, Kikwey-1, Maku-1, Nya-1, North Sako-1, Tega-1, Bambara-1 and Bona Kaba-1.  These wells were drilled by Exxon and Conoco and all discovered hydrocarbons except for Keita-1 and Bona Kaba-1

ERHC plans to focus its work program initially on the BDS 2008 and Chari Ouest III Blocks in Southern Chad. ERHC’s holdings in the two Blocks encompass 20,860 square kilometers or 5.155 million acres.  Both Blocks are located on the north flank of the Doba/Doseo basin, where Esso and other operators have made significant crude oil discoveries.  The regional geology of Chari-Ouest III and BDS 2008 Blocks is dominated by the Pan African Shear Zone and associated rift basins.  Esso and partners have been active in exploration and development projects in the area for decades.  ERHC recently invited eligible contractors to submit expressions of interest in providing Environmental Impact Assessment (EIA), gravity/magnetic and seismic acquisition services in the focus area.  Furthermore, the proximity of the Chad-Cameroon pipeline to these blocks provides necessary infrastructure for the exploitation of potential oil and gas reserves.

Production Sharing Contract (PSC) on ERHC’s Three Blocks in Chad

On July 6, 2011, the Company announced that it had signed a Production Sharing Contract (PSC) on the three oil blocks with the Government of Chad.  A PSC is an agreement that governs the relationship between ERHC (and any future joint-venture partners) and the Government of Chad in respect of exploration and production in the Blocks awarded to the Company.  The PSC details, among other things, the work commitments (including acquisition of data, drilling of wells, social projects, etc.), the time frame for completion of the work commitments, production sharing between the parties and the Government, and how the costs of exploration, development and production will be recovered.  The PSC requires a signature bonus of $6 million, $1 million of which was paid upon transmittal of an Approval Law by Chad to ERHC in July 2011, $4 million are due within 90 days of the later of (a) a publication of the Approval Law in Chad’s official gazette and (b) a notification of ERHC of the Award Order, and $1 million is due 120 days after the date of transmittal of the Approval Law to ERHC.  Remaining $4 million of the signature bonus are expected to be paid during the first quarter of fiscal year 2013.

Exploration Term

During the quarter ended, June 30, 2012 the Government of the Republic of Chad issued an Exclusive Exploration Authorization (EEA) to ERHC in respect to the three blocks covered by ERHC’s PSC in Chad. The EEA authorizes ERHC to undertake oil and gas exploration operations in the Chari-Ouest III, BDS 2008 and Manga Blocks in Chad, which are covered by the PSC.  The initial period of exploration of these blocks commenced on July 12, 2012 with the publication, in the Chadian Government’s Gazette Principal, of the Exclusive Exploration Authorization, granted to ERHC by the Government of Chad.  The initial term of the Exclusive Exploration Authorization is five years and can be renewed for three more years.

Propose Exploration Work Program

ERHC has proposed a minimum exploration work program on the basis of the full 8-year exploration period subject to such modification as might be required following the exploration work undertaken during the initial 5-year period of the Exclusive Exploration Authorization.  The minimum expenditure over the initial period is US $16 million in addition to a balance of US $4 million on the signature bonus.

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

ERHC’s proposed exploration work program covers the three blocks as a whole and  broadly is as follows:

Initial Work Phase (4 years)

The first two-year sub-period is intended to cover geological work including regional geology and field studies utilizing existing well logs and 2D seismic data, construction of regional structure isopach and facies maps and cross-sections at key formation tops, acquisition and studying of satellite seep data on a regional scope, organization of G&G database and basin evaluation and modeling to describe petroleum system and migration paths.  The sub-period also includes such geophysical work as the acquisition and study of available gravity and magnetic surveys to define the major structural elements, reprocessing of the existing 2D seismic data, interpretation of the existing 2D seismic data to prepare regional structure maps at key formations and tectonic horizons, acquisition of 2D seismic over the prospects and leads based on the outcome of gravity/magnetic and 2D seismic interpretations and mappings, geophysical analysis to enhance the prospects, and acquisition of 3D seismic data over mature prospects.

The second two-year sub-period is expected to include geological and geophysical work such as merging and editing the reprocessed 2D seismic data with newly acquired 3D seismic data, detailed interpretation and mapping of 3D seismic, generation, upgrading and prioritizing of drilling prospects.  During this period, the contractor shall also determine the most practical method of drilling applicable to the area, taking into account health, safety, environmental issues and other factors.  One exploration well is expected to be drilled during this period.

Second Work Phase (2 years)

This period is intended to cover geological work including the conduct of play analysis to define charge, seal, trap, reservoir, timing, source and maturation.  It also covers geophysical work such as the acquisition and interpretation of seismic data over the prospective area to add to or enhance the prospect inventory.  One exploration well is expected to be drilled during this period.

Third Work Phase (2 years)

This period is intended to cover geological work including the re-evaluation of the maps and studies with respect to the information from the well, acquisition of 2D seismic data over the prospective area and upgrading and increasing of the prospect inventory utilizing the new seismic data.  One exploration well is expected to be drilled during this period.

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

The drilling campaign was completed in January 2010 with a total of five wells drilled as follows:

●	The Kina-1 well in JDZ Block 4

●	The Bomu-1 well in JDZ Block 2

●	The Lemba-1 well in JDZ Block 3

●	The Malanza-1 well and Oki East-1 well in Block 4

Biogenic gas was discovered in each block and discussions continue between the Joint Development Authority and the parties, including ERHC, that hold interests in JDZ Blocks 2, 3 and 4, regarding drilling results. The meetings with the JDA are aimed at reaching a definitive agreement on how to proceed with the next stage of exploration in the Blocks following the expiration of Exploration Phase I in March 2012.

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

3.
The operators could decide not to pursue future exploration of the Blocks and terminate their involvement in the Blocks, leaving the rest of the parties and the JDA to decide whether to adopt any of the two other courses of action stated before

The operators’ decision whether to continue or not will be the key factor in determining what course of action will be adopted next in JDZ Blocks 2, 3 and 4.

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

Negotiations for a PSC between ERHC and the National Petroleum Agency of Săo Tomé and Príncipe (ANP-STP) opened on November 14, 2011 in Sao Tome and are continuing.  Good progress has been made in the first three rounds of negotiations but the Company expects that it will take several more rounds to conclude the negotiations.  The PSCs pertain to ERHC’s 100 percent working interest in Blocks 4 and 11 of the Săo Tomé and Príncipe Exclusive Economic Zone (“EEZ”). ERHC’s management is looking to negotiate PSCs for the EEZ Blocks that will be attractive to potential joint venture partners.  Discussions are continuing simultaneously with prospective operating partners for ERHC’s EEZ Blocks.

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

INVESTMENT IN OANDO ENERGY RESOURCES (FORMERLY EXILE RESOURCES)

During the three months ended June 30, 2011, ERHC invested $1,350,000 in Exile Resources Inc, a company listed on the Toronto Stock Exchange (Ventures Exchange) stock in open market purchases.  ERHC’s intention was to gain an indirect interest in Exile’s underlying oil and gas exploration and production assets as well as the  ability to participate in  Exile’s decision making in respect of those assets.  ERHC was particularly interested in Exile’s carried interest in the Akepo field in the Niger Delta.

The Akepo field is located in the shallow waters of the southeastern area of Nigeria in OML 90.  Exile Resources had 10 percent equity and up to a 17.5% economic interest in the field, with Oando Petroleum and Exploration Company (“Oando Petroleum”) carrying its costs.  From July 2011, Exile Resources commenced a reorganization exercise under agreement with Oando Petroleum whereby a reverse takeover (“RTO”) of Exile Resources by Oando Petroleum occurred.  In July 2012, Exile announced the completion of the RTO by Oando Petroleum and the change of name of the company to Oando Energy Resources Inc, (“Oando Energy”). It also announced the approval by the Toronto Stock Exchange (TSX) of the listing of the company’s shares under the symbol “OER” on the TSX and commencement of trading in the shares from July 30, 2012.

The approved terms of reorganization on the RTO were that each Exile shareholder received one share OER for every 16.28 shares held in Exile upon the RTO. Each Exile shareholder also received two shares purchase warrants for 16.28 shares held in Exile.  The first share purchase warrant entitled the purchase of one OER share at Cdn$1.5 within 12 months and the other entitled the purchase of one OER share at Cdn$2.00 within 24 months,

As a result of the RTO, ERHC now holds 418,889 shares in the common stock of Oando Energy Resources.  ERHC also holds warrants for 418,889 common shares exercisable within 12 months of closing of the RTO at Cdn$1.50 per share and for another 418,889 common shares exercisable within 24 months of the closing of the RTO at Cdn$2.00 per share.

ACQUISITION OF OTHER OIL AND GAS EXPLORATION AND PRODUCTION ASSETS

Although ERHC is making considerable progress toward realizing the value of the Company’s oil and gas assets in Kenya, Chad, the JDZ, and the EEZ, it may be some time before any of these oil and gas assets begin to produce revenues, if at all.  ERHC, therefore, seeks to identify and acquire assets with a shorter time horizon for revenue generation.

ERHC has identified and examined a  number of potential acquisitions and is engaging in discussion, on a number of potential exploration and production opportunities in Africa.  Ultimately, ERHC seeks a portfolio of assets and companies from which it can derive significant strategic value. Securing such potential acquisitions will of course depend on the availability of adequate financing.

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

PLANS FOR FUNDING OF POTENTIAL ACQUISITIONS

ERHC's future plans may be dependent on the Company's ability to attract new funding.  The company is planning to raise up to $48 million over the next 18 months to fund exploration programs in Kenya and Chad.  The fund raising might include:

•	Issue shares of common stock through
–	Rights Offerings
–	Registered Direct Offerings
•	Convertible Loans and other debt instruments
•	Other available financing options

Rights Offerings
•	Existing shareholders as of a date to be determined will have opportunity to contribute substantial portion of new capital
•	The number of shares an existing a shareholder can purchase in the offering will depend on the number of shares they own
•
Shareholders exercising all of their basic subscription privilege will have the right to purchase remaining unsubscribed shares of common stock at the expiration of the Rights Offering subject to availability and pro-rata allocation of shares

•	Shareholder taking up their pro-rata entitlement in full in the Rights Offering will experience no dilution, however
•	Shareholders not taking up their pro-rata entitlement will experience an immediate dilution in their interests in the Company

UPDATES AND INFORMATION

ERHC’s website at http://www.erhc.com contains information about the Company’s operations, assets, and initiatives and a FAQ page that is frequently updated to address the latest questions.

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

The Company has a limited operating history in the oil and gas industry

The Company’s operations have consisted solely of acquiring rights to working interests in Kenya, Chad, the JDZ and the EEZ and entering into production sharing contracts.  The Company may not be the operator with respect to these contracts.  The Company’s future financial results depend primarily on (1) the ability of the Company or its venture partners to provide or obtain sufficient financing to meet their financial commitments in the production sharing contracts, (2) the ability to discover commercial quantities of oil and gas, and (3) the market price for oil and gas.  Management cannot predict if or when the production sharing contracts will result in future wells being drilled or if drilled, whether oil and/or gas will be discovered in commercial quantities.

Financing may be needed to fund the financial commitments of the production sharing contracts

The Company’s failure or the failure of our venture partners to provide or obtain the necessary financing may preclude the continuation of exploration activities which would adversely affect the value of its concessions in in Kenya, Chad, the JDZ and the EEZ.

The Company may not discover commercially productive reserves in Kenya, Chad, the JDZ or the EEZ

The Company’s future success depends on its ability to economically discover oil and gas reserves in commercial quantities in Kenya, Chad, the JDZ, and/or the EEZ.  There can be no assurance that the Company’s planned projects in Kenya, Chad, the JDZ or the EEZ will result in significant, if any, reserves or that the Company and its partners will have future success in drilling productive wells.

The Company’s non-operator status limits its control over oil and gas projects in Kenya, Chad, the JDZ and the EEZ

The Company will focus primarily on creating exploration opportunities and forming relationships with oil and gas companies to develop those opportunities in Kenya, Chad, the JDZ and the EEZ.  As a result, the Company will have only a limited ability to exercise control over a significant portion of a project’s operations and the associated costs of those operations in Kenya, Chad, the JDZ or the EEZ.  The success of a future project is dependent upon a number of factors that are outside the Company’s control.  These factors include:

●	the availability of future capital resources to the Company and the other participants for drilling additional wells;

●	the approval of the Company or other participants for determining well locations and drilling time-tables;

●	the economic conditions at the time of drilling, including the prevailing and anticipated price of oil and gas; and

●	the availability and cost of land based and/or deep water drilling rigs and the availability of operating personnel.

The Company’s reliance on its consortium partners and its limited ability to directly control future project costs could have a material adverse effect on its future rates of return.

The Company’s success depends on its ability to exploit its limited assets

The Company’s primary assets are rights to working interests in exploration acreage in Kenya, Chad, the JDZ and the EEZ under agreements with the Government of Kenya, Chad, the JDA and DRSTP.  The Company’s operations have been limited to managing and sustaining its rights under these agreements.  The Company’s viability depends on its ability to exploit these assets.  However, there is no assurance that it will be successful.

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

At September 30, 2012, the Company’s major assets are located outside the United States.  The Company’s primary assets are cash in various financial institutions and agreements with Kenya, Chad, the DRSTP and the JDA, which provide ERHC with rights to participate in exploration and production activities in Kenya, Chad, the EEZ and the JDZ.  Production is subject to political risks which are inherent in all foreign operations.  The Company’s ability to exploit its interests in this area pursuant to such agreements may be adversely impacted by this circumstance.

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

The Company’s business interests are located in Kenya, Chad and in the Gulf of Guinea offshore Africa and are subject to the volatility of foreign governments

Our primary assets are located in Kenya, Chad and in the Gulf of Guinea, offshore Africa.  The Governments of Kenya, Chad, Nigeria and the island nation of Sao Tome and Principe granted ERHC participation interests in various concessions in their lands and offshore waters.  The Governments of Kenya, Chad, Nigeria and Sao Tome and Principe exist in a volatile political and economic environment and the Company is subject to all the risks associated with those governments.  These risks include, but are not limited to:

●	Loss of future revenue and concessions as a result of hazards such as war, acts of terrorism, insurrection and other political risks;

●	Increases in taxes and governmental interests;

●	Unilateral renegotiation of contracts by government entities;

●	Difficulties in enforcing our rights against a governmental agency because of the doctrine of sovereign immunity and foreign sovereignty over international operations;

●	Changes in laws and policies governing operations of foreign-based companies, and

●	Currency restrictions and exchange rate fluctuations.

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

On November 3, 2008, the Company filed a suit in Nigeria to prevent any tampering with its rights in JDZ Blocks 5 and 6 pending the outcome of arbitration over those rights. The Company was awarded a 15 percent working interest in each of the Blocks in a 2005 bid/licensing round conducted by the JDA, following the exercise by ERHC of preferential rights in the Blocks as guaranteed by contract and treaty.  The dispute is entirely contractual.  The JDA and the Government of DRSTP contend that certain correspondence issued by a previous CEO/President of the Company in 2006 amount to a relinquishment of the Company’s rights in Blocks 5 and 6 under the Company’s contracts with DRSTP which provide for the rights.  The Company contends that no such relinquishment has occurred and has sought recourse to arbitration accordingly.  In November 2008, the Company dispatched notices of arbitration for service on the JDA and the Governments of Nigeria and Sao Tome & Principe to commence arbitration in London.  ERHC wants the London Court of International Arbitration to clarify that ERHC's interests in JDZ Blocks 5 and 6 remain intact.  If the Company fails to prevail in its lawsuit or arbitration proceedings, there could be significant adverse effects on the Company’s future planned operations in JDZ Blocks 5 and 6.  These adverse effects could include but not be limited to a loss of ERHC’s rights in JDZ Block 5 and 6.  At this time, ERHC is unable to reasonably estimate the economic impact if the Company fails to prevail in its suit and arbitration.

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

The Company has limited sources of working capital

The Company is currently focused on acquiring and exploiting its interests in Kenya, Chad, JDZ Blocks 2, 3, 4, 5, 6 and 9 and the EEZ but has no current source of income other than interest income from cash investments generated from the sale of participation interests in Blocks 2, 3 and 4 to Sinopec and Addax Ltd.  The Company intends to develop its assets in Kenya and Chad over the next two years with an option of entering into participation agreements, but the timing or likelihood of such transactions cannot be predicted.  In addition to its obligations under Kenya and Chad PSCs, the Company might be required to exercise further rights in EEZ in 2013, in which case it may be constrained to and incur significant capital cost in exercise of those rights.

As described in more detail in Item 7 of this Form 10-K, the Company’s budgeted working capital requirements for general, Kenya, and Chad operations in 2013 will be approximately $21,455,651. In addition to the budgeted working capital requirements, ERHC's interest in Chad will require the Company to make signature bonus payments of up to $5 million in the 2013 fiscal year.

If ERHC is unable to successfully raise capital to cover its planned operations or negotiate participation agreements with operating and other partners in Kenya, Chad, and the EEZ, the Company’s cash resources could be strained and the Company’s future plans curtailed.

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

One shareholder controls approximately 42% of the Company’s outstanding common stock

Sir Emeka Offor, beneficially owns approximately 42% of the Company’s outstanding common stock.  As a result, Sir Emeka Offor has the ability to substantially influence, and may effectively control the outcome of corporate actions that require stockholder approval, including the election of directors.  This concentration of ownership may have the effect of delaying or preventing a future change in control of the Company or a liquidity event.

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

Republic of Kenya

The Company holds a 90% interest in Block 11A, which encompasses 11,950.06 square kilometers or 2.95 million square acres.  The Government of Kenya has a 10% carried participating interest up to the declaration of commerciality and may thereafter acquire an additional 10% interest in the PSC in which case the total Government participation would rise to 20%.  Circle Limited, which acted as ERHC’s finder in the acquisition of ERHC’s interest in the Block is entitled to 5% of ERHC’s interest as agreed finder’s fee.

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

Joint Development Zone

ERHC has interests in six of the nine Blocks in the Joint Development Zone (JDZ), a 34,548 sq. km area approximately 200 km off the coast of Nigeria and Sao Tome and Principe that is adjacent to several large petroleum discovery areas. ERHC’s rights in the JDZ include:

●	JDZ Block 2: 22.0%

●	JDZ Block 3: 10.0%

●	JDZ Block 4: 19.5%

●	JDZ Block 5: 15.0% (in Arbitration)

●	JDZ Block 6: 15.0% (in Arbitration)

●	JDZ Block 9: 20.0%

Sao Tome and Principe Exclusive Economic Zone

ERHC holds the following working interests and rights in the EEZ:

●	EEZ Block 4: 100% working interest and no signature bonus

●	EEZ Block 11: 100% working interest and no signature bonus

●	The option to acquire up to a 15% paid working interest in additional two blocks of ERHC’s choice.

ERHC will be responsible for its proportionate share of exploration and exploitation costs in the EEZ blocks.

Corporate Office

The Company’s corporate office is located at 5444 Westheimer Road, Suite 1440, Houston, Texas 77056 pursuant to a lease that expires in July 2017.

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

Arbitration
In November 2008, the Company dispatched notices of arbitration for service on the JDA and the Governments of Nigeria and Săo Tomé & Príncipe to commence arbitration in London.  ERHC wants the London Court of International Arbitration to clarify that ERHC's interests in JDZ Blocks 5 and 6 remain intact.

Suspension of Proceedings on the Lawsuit and Arbitration
Proceedings on the suit and the arbitration are currently suspended while the Company pursues amicable settlement with the Governments of Nigeria and Săo Tomé Príncipe.

Backup Withholding Tax Claim by the Internal Revenue Service

On November 17, 2011, the Company received a proposed settlement from the IRS relating to backup withholding tax in its 2006 tax year in the amount of $60,505.  The settlement includes additional taxes of $47,776 and interest of $13,823. The Company accepted the settlement and paid it in full during the month of April 2012.

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

Stock Price Highs & Lows

	High	Low
	(Price per share)
Fiscal Year 2010
First Quarter	$0.73	$0.44
Second Quarter	0.75	0.35
Third Quarter	0.62	0.20
Fourth Quarter	0.42	0.20

Fiscal Year 2011
First Quarter	$0.30	$0.14
Second Quarter	0.24	0.14
Third Quarter	0.17	0.08
Fourth Quarter	0.18	0.09

Fiscal Year 2012
First Quarter	$0.10	$0.07
Second Quarter	0.10	0.07
Third Quarter	0.14	0.08
Fourth Quarter	0.16	0.09

As of November 30, 2012, there were approximately 2,201 stockholders of record.  The closing price of the common stock as reported on the OTC Bulletin Board on November 30, 2012 was $0.10. The Company has not paid any dividends during the last three fiscal years and does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

In November 2004, the Board of Directors adopted a 2004 Compensatory Stock Option Plan pursuant to which it reserved 20,000,000 shares for issuance.  This plan was approved at a special meeting of the stockholders of the Company in February 2005.  Under this plan, 14,861,756 shares have been issued.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)

Equity compensation plans approved by security holders	4,750,000	0.20	5,138,244

Equity compensation plans not approved by security holders	-	-	-

Recent Sales of Unregistered Securities

The Company has issued the following unregistered securities:

•	During the third and fourth quarter of 2010, the Company issued 1,017,500 shares for 2010 to employees and directors, for services rendered in 2010.
•	During the fourth quarter of 2011, the Company awarded 525,000 shares for 2011 to directors, for services rendered in 2011. These shares were unissued at September 30, 2012.
•	During the fourth quarter of 2012, the Company awarded 525,000 shares for 2012 to directors, for services rendered in 2012. These shares were unissued at September 30, 2012.
•
During the second quarter of 2012, Board of Directors granted 4,750,000 stock options to officers and board of directors members of the Company.  The options vest over two years, are exercisable for a period of 2 years and have a $0.20 strike price.  The options are only exercisable if the Company’s share price reaches $0.75 per share and remains consistently at or above that level for a period of one month.

With respect to the sale of the unregistered securities referenced above, all transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.  No sales commissions were paid in connection with these transactions.

Issuer Purchases of Equity Securities

The Company has not repurchased any of its Common Stock.

Item 6. Selected Financial Data

The selected financial data of the Company presented below as of and for each of the five years in the period ended September 30, 2012, has been derived from the audited financial statements of the Company.  The financial statements as of and for the years ended September 30, 2012, 2011, 2010, 2009 and 2008 have been audited by MaloneBailey, LLP, an independent registered public accounting firm.  The data set forth below should be read in conjunction with the Company’s financial statements, related notes thereto and Management’s Discussion and Analysis of Financial Condition and Plan of Operations, contained elsewhere herein.

Statements of Operations Data
	For the Years Ended September 30,
	2012	2011	2010	2009	2008

Operating expenses	4,324,826	$4,425,324	$5,188,495	$4,239,706	$4,280,143
Interest expense	(1,094)	(13,651)	(1,843)	(1,843)	(1,843)
Other income (expense)	5,621	28,488	(1,040,473)	(3,447,588)	1,241,189
Benefit (provision) for taxes	-	-	-	-	(30,360)

Net income (loss)	(4,320,299)	$(4,410,487)	$(6,230,811)	$(7,689,137)	$(3,071,157)

Net income (loss) per share -basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.00)
Weighted average shares of common stock outstanding	738,935,288	738,284,321	723,439,691	722,794,828	722,182,831

Balance Sheets Data
	September 30,
	2012	2011	2010	2009	2008

Concession costs and fees	$10,046,303	$4,620,531	$2,839,500	$2,839,500	$2,839,500
Total assets	20,640,111	19,748,238	23,007,470	28,859,825	36,880,422
Total liabilities	5,610,790	539,519	517,425	5,209,900	5,907,960
Shareholders’ equity	15,029,321	19,208,719	22,490,045	23,649,925	30,972,462

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

Reference is made to “Item 6. Selected Financial Data” and “Item 8. Financial Statements and Supplementary Data.”

The business of exploring for, developing, or acquiring oil and gas assets is capital intensive and the Company expects to continue to make significant capital expenditures over the next several years as part of its long-term growth strategy.  The Company has no revenue from current operations and its existing cash and cash equivalents are finite.  It is anticipated that external financing will be required in the future to fund the Company’s intended acquisition and exploration programs.

Possible sources of funding include private or public financings (including possible rights offering, registered direct offerings or private placements of the Company’s capital stock), strategic relationships or other arrangements.  While ERHC has obtained funding for operations from private equity placements in the past, there is no assurance that the Company will be able to do so again in the near future at commercially reasonable terms or at all despite any progress in its business prospects.  At the Company’s current stage of development, public or private debt funding may not be available on acceptable terms or at all.  If ERHC enters into strategic relationships to raise additional funds, it might be required to relinquish certain rights to its assets and/or future revenue streams from any prospective resource plays.

Failure to raise capital or secure financing when needed could leave ERHC with insufficient resources in the future to sustain its exploration and development activities.  Without additional capital resources, the Company may be forced to limit, defer or cease acquisitions or capital expenditures, sell assets, cede acreage or acquired interest, reduce operating expenses, or delay or reduce planned exploration and development programs, which in turn may adversely affect the Company’s financial condition and business prospects.  Raising any additional funds through equity or debt financing, convertible debt financing, joint ventures with corporate partners or other sources may be dilutive to the Company’s existing shareholders and may affect the price of its common stock.  Ultimately, there can be no assurance that ERHC will be successful in obtaining additional financing to fund its growth.

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

Overview

ERHC Energy Inc., a Colorado corporation, (“ERHC” or the “Company”) was incorporated in 1986.  The Company’s business is the exploration and exploitation of oil and gas resources in Africa including its rights to working interests in exploration acreage in the Republic of Kenya (“Kenya”), in the Republic of Chad (“Chad”), in the Joint Development Zone (“JDZ”) between the Democratic Republic of Săo Tomé and Príncipe (“STP”) and the Federal Republic of Nigeria (“FRN or “Nigeria”) and in the exclusive economic zone of Săo Tomé (the “Exclusive Economic Zone” or “EEZ”).

A description of the Company’s current operations is contained in  Item 1 of this Form 10-K and readers are encouraged to read that analysis in connection with  Management’s Discussion and Analysis of Financial Condition and Plan of Operations.

In recent years ERHC has been focused on identifying opportunities in Africa that work to the strengths of its management team and leverage the experience gained through the Company's long term involvement in the JDZ and EEZ.

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

Concentration of Risks

The Company’s current focus is to exploit assets consisting of working interests in agreements with Kenya, Chad, the DRSTP and JDA concerning oil and gas exploration.  The Company has developed internal capabilities and is also forming relationships with other oil and gas companies with the technical and financial capabilities to assist the Company in leveraging its interests in Kenya, Chad, the EEZ and the JDZ.  The Company currently has no other operations.

Impairment of Long-lived Assets

ERHC evaluates the recoverability of long-lived assets when events and circumstances indicate that such assets might be impaired.  ERHC determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts.  Impairments are charged to operations in the period to which events and circumstances indicate that such assets might be impaired.  ERHC has evaluated its investment in interests in Kenya, Chad, its DRSTP concession, and its JDA fee in light of its 2003 Option Agreement and there have been no events or circumstances that would indicate that such assets might be impaired.

Recent Accounting Pronouncements

Following is an analysis of recent accounting guidance issued by the Financial Accounting Standards Board ("FASB") resulting in changes to the Accounting Standards Codification ("ASC):

FASB ASC 350 - In September 2011, the FASB issued guidance regarding assessing whether it is necessary to perform goodwill impairment tests on a recurring basis.  The guidance permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair market value of a reporting unit is less than its carrying amounts as a basis for determining whether it is necessary to perform the goodwill impairment test.  The amended guidance is effective for annual and interim periods beginning after December 15, 2011, with early adoption permitted, including annual and interim goodwill impairment tests performed as of dates before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued.  ERHC has adopted this guidance and it had no impact on the Company’s consolidated financial statements.

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

FASB ASC 820 - In May 2011, the FASB issued guidance to amend the requirements related to fair value measurement which changes the wording used to describe many requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. The amended guidance is effective for interim and annual periods beginning after December 15, 2011, and is applied prospectively. ERHC has adopted this guidance and it had no impact on the Company’s consolidated financial statements.

FASB ASC 350 - In December 2010, the FASB issued amended guidance concerning testing for impairment of goodwill where an entity has one or more reporting units whose carrying value is zero or negative.  The amended guidance requires the entity to perform a test to measure the amount, if any, of impairment to goodwill by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.  The Company is required to adopt this amended guidance for fiscal years or interim periods beginning after December 15, 2011.   ERHC has adopted this guidance and it had no impact on the Company’s consolidated financial statements.

FASB ASC 805 - In December 2010, the FASB issued amended guidance concerning disclosures of pro forma information for business combinations.  The amended guidance requires that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The amended guidance also expands the supplemental pro forma disclosures to include a description of and the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  ERHC has adopted this guidance and it had no impact on the Company’s consolidated financial statements.

Results of Operations

Year Ended September 30, 2012 Compared with Year Ended September 30, 2011

General and administrative expenses decreased from $4,401,901 in the year ended September 30, 2011 to $4,309,856 in the year ended September 30, 2012.  This decrease was the result of an ongoing effort to reduce operating expenses.

During the year ended September 30, 2012, the Company had a net loss of $4,320,299 compared with a net loss of $4,410,487 for the year ended September 30, 2011.  The reduction was primarily due to the decrease in general and administrative expenses described above.

Year Ended September 30, 2011 Compared with Year Ended September 30, 2010

General and administrative expenses decreased from $5,156,778 in the year ended September 30, 2010 to $4,401,901 in the year ended September 30, 2011.  This decrease was the result of an ongoing effort to reduce operating expenses and was due primarily to the following:

●	Reduced legal, accounting and consulting expenses related to the Company's business activities.

●	General reduction in operating costs due to cost control efforts.

During the year ended September 30, 2011, the Company had a net loss of $4,410,487 compared with a net loss of $6,230,811 for the year ended September 30, 2010.

In 2010, the Company recognized a provision for loss of $1,058,597 based on the Company's evaluation of certain restrictions that were placed on a financial institution where the Company had an investment in a Certificate of Deposit.  The additional provision increased the Company's 2010 net loss as compared to the year ended September 30, 2011. The Company also incurred certain costs in 2010, not repeated in 2011 related to a proposed listing on the Alternative Investment Market ("AIM") of the London Stock Exchange

Liquidity

Year Ended September 30, 2012 Compared with Year Ended September 30, 2011

Net cash used by operating activities during the year ended September 30, 2012 was $4,148,303, a decrease of $237,175 from cash used by operating activities of $4,385,478 in the year ended September 30, 2011.  This decrease was primarily due to the following:
•	$90,188 decrease in net loss, and
•	$43,748 decrease in change in prepaid assets due to the timing as well as continued efforts to cut costs.
•	$107,803 decrease in the change in accounts payable and accrued liabilities due to the Company’s efforts to decrease costs and manage accounts payable more effectively

Net cash provided by investing activities during the year ended September 30, 2012 was $4,677,142, an increase of $7,855,749 from cash used by investing activities of $3,178,607 in the year ended September 30, 2011.  This increase was primarily due to the following:
•	$5,011,000 increase in proceeds from a sale of T-Bill,
•	$1,250,259 decrease in oil and gas concession acquisitions,
•	$1,350,000 decrease in purchases of marketable securities,
•	$131,000 decrease in purchases of restricted certificates of deposit, and
•	$131,000 increase in proceeds from sale of restricted certificates of deposit.

Net cash provided by financing activities during the year ended September 30, 2012 was $0, a decrease of $1,787,987 from cash provided by financing activities of $1,787,987 in the year ended September 30, 2011.  This increase was primarily due to the following:
•	$1,821,500 decrease in proceeds from common stock issuances, and
•	$33,513 decrease in repayment of shareholders convertible loans.

Year Ended September 30, 2011 Compared with Year Ended September 30, 2010

Net cash used by operating activities during the year ended September 30, 2011 was $4,385,478, a decrease of $129,043 from cash used by operating activities of $4,514,521 in the year ended September 30, 2010.  This decrease was primarily due to the following:

•	$1,820,324 decrease in net loss due to the continued efforts to cut costs,
•	$1,058,579 decrease in non-cash provision for the loss on deposits.
•	$133,867 decrease in non-cash compensation-related stock issuances due to depreciation of ERHC’s stock,
•	$329,869 decrease in change in prepaid assets due to the timing as well as continued efforts to cut costs,
•	$147,804 decrease in change in accounts payable and accrued liabilities due to the timing as well as continued efforts to cut costs.

Net cash used by investing activities during the year ended September 30, 2011 was $3,178,607, a decrease of $1,822,351 from cash used by investing activities of $5,000,958 in the year ended September 30, 2010.  This decrease was primarily due to the following:

•	$4,994,470 decrease in acquisitions of U.S. Treasury Bills due to the timing of investment transactions,
•	$1,676,031 increase in purchases of oil and gas concessions due to the close of Chad deal,
•	$1,350,000 increase in purchases of equity securities due to the acquisition of an interest in Exile Resources,
•	$131,000 increase in purchases of restricted certificate of deposit due to the timing of transaction.

Net cash provided by financing activities during the year ended September 30, 2011 was $1,787,987, a decrease of $1,787,987 from cash provided by financing activities of $0 in the year ended September 30, 2010.  This increase was primarily due to the following:

•	$1,821,500 increase in proceeds from common stock in a direct registered offering,
•	$33,513 increase in repayment of shareholder convertible loan.

Capital Resources

Our working capital (defined as current assets minus current liabilities) has historically been generated primarily from the following sources: investing cash flow (proceeds from sale of partial interest in DRSTP concession) and financing cash flows (proceeds from sale of common stock under various arrangements).

As of September 30, 2012, the Company had $7,665,990 in cash and cash equivalents and positive working capital of $2,916,837.  Management believes that this cash position should be sufficient to support the Company’s general and administrative expenses for more than 12 months.

Future Capital Requirements

Management estimates ERHC’s minimum annual working capital requirements to be $4,800,000. However, as described in more detail in Item 1 of this Form 10-K and under Contractual Obligations below, the Company anticipates that it will need an additional $12,151,000 for its exploration of the Kenya asset, $4,504,651 for its exploration of the Chad asset over the next twelve months, and $5,000,000 to cover Company’s remaining obligation for Chad’s signing bonus at September 30, 2012, bringing the total budgeted capital requirements to $26,455,651.  The Company might therefore need to raise up to $48 million over the next 18 months for its exploration programs in Kenya and Chad as outlined in Item 1.  The Management currently considers equity finance to be the most viable option.  The Company plans to proceed by a rights offering to existing shareholders and registered direct offerings to new ones.  The terms of a rights offering are currently being finalized, and the Company expects to announce those terms by the end of the calendar year 2012.

The Company will also consider convertible loans and other debt instruments.

In addition to the above, ERHC currently has a number of applications in progress in several African countries.  Depending on the success of these efforts, there is a possibility that additional opportunities requiring capital expenditures may arise; however, at this time, amounts and times of such requirements cannot be estimated.

Assets Carried at Fair Value

The Company holds common stock and warrant investments (collectively “Marketable Equity Securities”) in Oando Energy Resources, Inc. (formerly Exile Resources, Inc.) which is a publicly traded company listed on the  Toronto Stock Exchange. These assets are carried at fair market value in ERHC’s financial statements.  Both stocks and warrants are accounted for as available for sale securities, and changes in their fair value are recognized in other comprehensive income (loss).  The Company relies on an independent broker to provide fair values for its investments.   Management believes that changes in fair value of the above mentioned assets do not have a material effect on liquidity or capital resources.

Off-Balance Sheet Arrangements

At September 30, 2012, the Company had no off-balance sheet arrangements.

Short –Term Obligations

As of September 30, 2012, the Company had a total of $5,610,790 in short-term obligations; it includes $55,844 in accrued Directors’ compensation and $5,000,000 in accrued Chad signature bonus.

Contractual Obligations and Commercial Commitments

The following table provides information at September 30, 2012, about the Company’s contractual obligations and commercial commitments.  The table presents contractual obligation by due dates and related contractual commitments by expiration dates.

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Kenya license interest (1)	$10,720,000	$235,000	$10,485,000	$-	$-
Chad license interest (2)	20,135,000	6,027,000	2,054,000	12,054,000
Operating lease (3)	621,853	123,805	255,443	242,605

Total	$31,476,853	$6,385,805	$12,794,443	$12,296,605	$-

(1)
This represents obligations under our PSC with Kenya. The Company has a an obligation to pay annual training and surface fees in the amount of $235,000 and a minimum $10,250,000 under a two year work program. Accordingly, the above analysis is prepared using the minimum commitment.

(2)
This represents obligations under our PSC with Chad. The Company has a remaining commitment of $5,000,000 for its signing bonus and a minimum $15,000,000 commitment under a five year work program. This commitment must include annual expenditures of at least $1,000,000 and accordingly, the above analysis is prepared using the minimum commitment. Furthermore, the Company has committed to pay annual Surface Area Fees, estimated to be $27,000 per year during the Initial Exploration Period.

(3)	Lease obligations consist of operating lease for office space. Office lease represent non-cancelable leases for office space used in daily operations.

Contingencies and Legal Matters

For a detailed discussion of contingencies and legal matters, see “Item 3 “Legal Proceedings”.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

At September 30, 2012, all the Company’s oil and gas licenses were for exploration acreage located outside the United States.  The Company’s primary assets are agreements with Government of the Republic of Kenya, the Republic of Chad, the DRSTP and the JDA, which provide ERHC with rights to participate in exploration and production activities in the Republic of Kenya, the Republic of Chad, and in Gulf of Guinea off the coast of West Africa.  This geographic area of interest is controlled by foreign governments that have historically experienced volatility, which is out of management’s control. The Company’s ability to exploit its interests in the agreements in this area may be impacted by this circumstance.

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

The Company holds no derivative financial or commodity instruments except the warrants for purchase of common shares of Oando Energy Resources, Inc. described above.

Item 8.  Financial Statements and Supplementary Data

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page(s)
Reports of Independent Public Accounting Firm:

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting as of September 30, 2012	33

Report of Independent Registered Public Accounting Firm on the Financial Statements for the Years ended September 30, 2012, 2011 and 2010	34

Consolidated Financial Statements:

Consolidated Balance Sheets as of September 30, 2012 and 2011	35

Consolidated Statements of Operations for the Years Ended September 30, 2012, 2011 and 2010, and for the period from inception, September 5, 1995,to September 30, 2012	36

Consolidated Statements of Comprehensive Income for the Years Ended September 30, 2012, 2011 and 2010, and for the period from inception, September 5, 1995,to September 30, 2012	37

Consolidated Statements of Shareholders’ Equity for the period from inception, September 5, 1995, to September 30, 2012	38

Consolidated Statements of Cash Flows for the Years Ended September 30, 2012, 2011 and 2010, and for the period from inception, September 5, 1995,to September 30, 2012	44

Notes to Consolidated Financial Statements	46

Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ERHC Energy Inc.
Houston, Texas

We have audited the internal control of ERHC Energy Inc. and its subsidiaries (collectively, the “Company”) over its financial reporting as of September 30, 2012 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, ERHC Energy Inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ERHC Energy Inc. and its subsidiaries as of September 30, 2012 and 2011, and the related consolidated statements of operations, other comprehensive loss, changes in shareholders’ equity and cash flows for each of the three years ended September 30, 2012, 2011 and 2010 and our report dated December 11, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/Malone Bailey, LLP
www.malone-bailey.com
Houston, Texas

December 11, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ERHC Energy Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of ERHC Energy Inc. and its subsidiaries (collectively the “Company’), a development stage corporation, as of September 30, 2012 and 2011 and the related consolidated statements of operations, other comprehensive loss, changes in shareholders’ equity and cash flows for each of the three years ended September 30, 2012, 2011 and 2010.  These financial statements are the responsibility of ERHC’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ERHC Energy Inc. and its subsidiaries as of September 30, 2012 and 2011, and the results of their operations and their cash flows for each of the three years ended September 30, 2012, 2011 and 2010 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control – Integrated Framework    issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 11, 2012 expressed an unqualified opinion.

/s/ MaloneBailey, LLP
www.malone-bailey.com
Houston, Texas

December 11, 2012

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED BALANCE SHEETS
September 30, 2012 and 2011

	2012	2011

ASSETS

Current assets:
Cash and cash equivalents	$7,665,990	$7,137,151
United States Treasury bills	-	5,007,446
Investment in Exile Resources	540,912	524,346
Prepaid expenses and other	320,725	282,141

Total current assets	8,527,627	12,951,084

Oil and gas concession fees	10,046,303	4,620,531
Furniture and equipment, net of accumulated depreciation of $175,195 and $160,225 at September 30, 2012 and 2011, respectively	47,783	27,225
Restricted certificate of deposit	-	131,000
Income tax receivable	2,018,398	2,018,398

Total assets	$20,640,111	$19,748,238

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$610,790	$539,519
Signing bonus payable - Chad	5,000,000	-

Total current liabilities	5,610,790	539,519

Commitments and contingencies:

Shareholders' equity:
Preferred stock, par value $0.0001; authorized 10,000,000 shares; none issued and outstanding	-	-
Common stock, par value $0.0001; authorized 950,000,000 shares; issued and outstanding 739,458,854and 738,933,854 shares at September 30, 2012 and 2011, respectively	73,947	73,894
Additional paid-in capital	99,479,431	99,355,149
Accumulated other comprehensive loss	(809,087)	(825,653)
Losses accumulated in the development stage	(83,714,970)	(79,394,671)

Total shareholders’ equity	15,029,321	19,208,719

Total liabilities and shareholders' equity	$20,640,111	$19,748,238

The accompanying notes are an integral part of these consolidated financial statements.

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended September 30, 2012, 2011, and 2010 and for the Period
From Inception, September 5, 1995, to September 30, 2012

				(Unaudited) Inception to
	Years Ended September 30,			September 30,
	2012	2011	2010	2012

Costs and expenses:
General and administrative	$4,309,856	$4,401,901	$5,156,778	$86,414,026
Depreciation	14,970	23,423	31,717	1,523,508
Gain on sale of partial interest in DRSTP concession	-	-	-	(30,102,250)
Write-offs and abandonments	-	-	-	7,742,128
Total costs and expenses	(4,324,826)	(4,425,324)	(5,188,495)	(65,577,412)

Other income and (expenses):
Interest income	5,621	15,620	18,106	4,850,604
Gain from settlements	-	12,868	-	130,178
Other income	-	-	-	439,827
Interest expense	(1,094)	(13,651)	(1,843)	(12,145,336)
Provision for loss on deposits	-	-	(1,058,579)	(5,292,896)
Loss on extinguishment of debt	-	-	-	(5,749,575)

Total other income and (expense)	4,527	14,837	(1,042,316)	(17,767,198)

Loss before benefit (provision) for income taxes	(4,320,299)	(4,410,487)	(6,230,811)	(83,344,610)

Benefit (provision) for income taxes:
Current	-	-	-	(1,330,360)
Deferred	-	-	-	960,000

Total benefit (provision)for income taxes	-	-	-	(370,360)

Net loss	$(4,320,299)	$(4,410,487)	$(6,230,811)	$(83,714,970)

Net loss per common share -basic and diluted	$(0.01)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	738,933,854	738,284,321	723,265,288

The accompanying notes are an integral part of these consolidated financial statements.

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS
For the Years Ended September 30, 2012, 2011, and 2010 and for the Period
From Inception, September 5, 1995, to September 30, 2012

				(unaudited) Inception to
	Year Ended September 30,			September 30,
	2012	2011	2010	2012

Net loss	$(4,320,299)	$(4,410,487)	$(6,230,811)	$(83,714,970)

Other comprehensive income – unrealized gain (loss) on available for sale securities	16,566	(825,653)	-	(809,087)

Total other comprehensive loss	$(4,303,733)	$(5,236,140)	$(6,230,811)	$(84,524,057)

The accompanying notes are an integral part of these consolidated financial statements.

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the Period from Inception, September 5, 1995, to September 30, 2012, (Unaudited for the
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

The accompanying notes are an integral part of these consolidated financial statements.

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the Period from Inception, September 5, 1995, to September 30, 2012, (Unaudited for the
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
For the Period from Inception, September 5, 1995, to September 30, 2012, (Unaudited for the
Period from Inception to September 30, 1998)

			Additional
	Common Stock		Paid-In	Accumulated	Subscription	Deferred
	Shares	Amount	Capital	Deficit	Receivable	Compensation	Total
Balance at September 30, 1999	489,071,978	$48,907	$43,306,852	$(48,952,063)	$-	$-	$(5,596,304)

Common stock issued for conversion of debt and payment of accrued interest and penalties	7,607,092	761	295,120	-	-	-	295,881
Net loss	-	-	-	(1,958,880)	-	-	(1,958,880)

Balance at September 30, 2000	496,679,070	49,668	43,601,972	(50,910,943)	-	-	(7,259,303)

Common stock issued for services	37,000,000	3,700	1,846,300	-	-	-	1,850,000
Net loss	-	-	-	(6,394,810)	-	-	(6,394,810)

Balance at September 30, 2001	533,679,070	53,368	45,448,272	(57,305,753)	-	-	(11,804,113)

Common stock issued for cash net of expenses	4,000,000	400	643,100	-		-	643,500
Common stock issued for services	3,475,000	348	527,652	-	-	-	528,000
Common stock issued for accounts payable	4,407,495	440	817,757	-	-	-	818,197
Common stock issued for conversion of debt and payment of accrued interest and penalties	7,707,456	771	1,540,721	-	-	-	1,541,492
Common stock issued for officer's salary and bonuses	2,700,000	270	289,730	-	-	-	290,000
Net loss	-	-	-	(4,084,210)	-	-	(4,084,210)

Balance at September 30, 2002	555,969,021	55,597	49,267,232	(61,389,963)	-	-	(12,067,134)

Common stock issued for cash, net of expenses	9,440,000	944	1,071,556	-	-	-	1,072,500
Common stock issued for accounts payable	1,527,986	153	177,663	-	-	-	177,816
Common stock issued for con -version of debt and payment of accrued interest	17,114,740	1,711	3,421,227	-	-	-	3,422,938
Net loss	-	-	-	(3,153,882)	-	-	(3,153,882)

Balance at September 30, 2003	584,051,747	$58,405	$53,937,678	$(64,543,845)	$-	$-	$(10,547,762)

The accompanying notes are an integral part of these consolidated financial statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the Period from Inception, September 5, 1995, to September 30, 2012, (Unaudited for the
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
For the Period from Inception, September 5, 1995, to September 30, 2012, (Unaudited for the
Period from Inception to September 30, 1998)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive-	Deferred
	Shares	Amount	Capital	Deficit	Income	Compensation	Total

Balance at September 30, 2005	710,912,226	$71,091	$83,584,956	$(79,407,711)	$-	$(307,137)	$3,941,199

Common stock issued for services	4,665,000	467	1,976,081	-	-	-	1,976,548
Variable accounting for re-priced employee stock options	-	-	(60,660)	-	-	-	(60,660)
Issuance of warrants for success fee	-	-	5,154,500	-	-	-	5,154,500
Issuance of options as compensation to consultants	-	-	1,145,000	-	-	-	1,145,000
Common stock issued upon exercise of warrants	800,000	80	159,920	-	-	-	160,000
Amortization of deferred compensation	-	-	(307,137)	-	-	307,137	-

Common stock issued for cashless exercise of options and/or warrants	2,611,756	261	(261)	-	-	-	-
Net income	-	-	-	23,171,536	-	-	23,171,536

Balance at September 30, 2006	718,988,982	71,899	91,652,399	(56,236,175)	-	-	35,488,123

Accounting for employee stock options	-	-	175,440	-	-	-	175,440
Common stock issued upon exercise of warrants	2,949,587	294	(294)	-	-	-	-
Net loss	-	-	-	(1,756,904)	-	-	(1,756,904)

Balance at September 30, 2007	721,938,569	72,193	91,827,545	(57,993,079)	-	-	33,906,659

Common stock issued for services	300,000	31	88,469	-	-	-	88,500
Accounting for employee stock options	-	-	48,460	-	-	-	48,460
Net loss	-	-	-	(3,071,157)	-	-	(3,071,157)

Balance at September 30, 2008	722,238,569	72,224	91,964,474	(61,064,236)	-	-	30,972,462

Common stock issued for services	811,875	81	366,519	-	-	-	366,600
Net loss	-	-	-	(7,689,137)	-	-	(7,689,137)

Balance at September 30, 2009	723,050,444	$72,305	$92,330,993	$(68,753,373)	$-	$-	$23,649,925

The accompanying notes are an integral part of these consolidated financial statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the Period from Inception, September 5, 1995, to September 30, 2012, (Unaudited for the
Period from Inception to September 30, 1998)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Deferred
	Shares	Amount	Capital	Deficit	Income	Compensation	Total

Balance at September 30, 2009	723,050,444	$72,305	$92,330,993	$(68,753,373)	$-	$-	$23,649,925
Common stock issued for services	1,017,500	102	267,079	-	-	-	267,181
Common stock issued for settlement of liability	5,250,000	525	4,803,225	-	-	-	4,803,750
Net loss	-	-	-	(6,230,811)	-	-	(6,230,811)

Balance at September 30, 2010	729,317,944	72,932	97,401,297	(74,984,184)	-	-	22,490,045

Common stock issued for services	525,000	53	133,261	-	-	-	133,314
Common stock issued for cash	9,090,910	909	1,820,591	-	-	-	1,821,500
Unrealized loss on available for sale equity securities	-	-	-	-	(825,653)		(825,653)
Net loss	-	-	-	(4,410,487)			(4,410,487)
Balance at September 30, 2011	738,933,854	73,894	99,355,149	(79,394,671)	(825,653)	-	$19,208,719
Common stock issued for services	525,000	53	100,390	-	-	-	100,443
Stock option expense	-	-	23,892	-	-	-	23,892
	-	-		-	-	-
Unrealized gain on available for sale equity securities	-	-	-	-	16,566	-	16,566
Net loss	-	-	-	(4,320,299)	-	-	(4,320,299)

Balance at September 30, 2012	739,458,854	$73,947	$99,479,431	$(83,714,970)	$(809,087)	$-	$15,029,321

The accompanying notes are an integral part of these consolidated financial statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2012, 2011 and 2010 and for the Period From
Inception, September 5, 1995 to September 30, 2012

				Inception to
	Year Ended September 30			September 30,
	2012	2011	2010	2012

Cash flows from operating activities:
Net loss	$(4,320,299)	$(4,410,487)	$(6,230,811)	$(83,714,970)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and depletion expense	14,970	23,423	31,717	1,523,507
Provision for loss on deposits	-	-	1,058,579	5,292,896
Write-offs and abandonments	-	-	-	7,742,128
Deferred income taxes	-	-	-	(2,018,398)
Compensatory stock options	23,892	-	-	1,332,132
Gain from settlement	-	-	-	(617,310)
Gain on sale of partial interest in DRSTP concession	-	-	-	(30,102,250)
Amortization of beneficial conversion feature associated with convertible debt	-	-	-	2,793,929
Amortization of deferred compensation	-	-	-	1,257,863
Loss (gain) on extinguishment of debt	-	(12,868)	-	5,669,500
Stock issued for services	-	-	-	20,897,077
Stock issued for settlements	-	-	-	225,989
Stock issued for officer bonuses	26,943	68,062	46,381	5,221,638
Stock issued for interest and penalties on convertible debt	-	-	-	10,631,768
Stock issued for board compensation	73,500	65,252	220,800	2,725,949
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(38,584)	(82,332)	247,537	(320,723)
Accounts payable and other accrued liabilities	74,423	(95,523)	226,512	(2,537,186)
Accounts payable and accrued liabilities, related party	(3,148)	58,995	(115,236)	55,844
Accrued retirement obligation	-	-	-	365,000

Net cash used by operating activities	(4,148,303)	(4,385,478)	(4,514,521)	(53,575,617)

The accompanying notes are an integral part of these consolidated financial statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2012, 2011, 2010 and for the Period From
Inception, September 5, 1995 to September 30, 2012

				Inception to
	Year Ended September 30			September 30,
	2012	2011	2010	2012

Cash Flows From Investing Activities
Purchase of long-term investment	$-	$-	$-	$(5,292,896)
Purchase of oil and gas concessions	(425,772)	(1,676,031)	-	(7,780,803)
Proceeds from sale of partial interest in DRSTP concession	-	-	-	45,900,000
Proceeds from United States Treasury bills	5,011,000	-	-	5,011,000
Purchase of United States Treasury bills and accrued interest	(3,554)	(6,488)	(5,000,958)	(5,011,000)
Purchase of marketable equity securities	-	(1,350,000)	-	(1,350,000)
Proceeds from sale of certificates of deposit	131,000	-		131,000
Purchase of restricted certificate of deposit	-	(131,000)		(131,000)
Purchase of furniture and equipment	(35,532)	(15,088)	-	(998,067)

Net cash provided (used) by investing activities	4,677,142	(3,178,607)	(5,000,958)	30,478,234

Cash flows from financing activities:
Proceeds from warrants exercised	-	-	-	160,000
Proceeds from Common Stock, net of expenses	-	1,821,500	-	8,776,549
Proceeds from line of credit, related party	-	-	-	2,750,000
Proceeds from non-convertible debt, related party	-	-	-	158,700
Proceeds from convertible debt, related party	-	-	-	8,207,706
Proceeds from sale of convertible debt	-	-	-	9,019,937
Proceeds from bank borrowing	-	-	-	175,000
Proceeds from stockholder loans	-	-	-	1,845,809
Proceeds from stock subscription receivable	-	-	-	913,300
Repayment of shareholder loans	-	-	-	(1,020,607)
Repayment of long-term debt	-	(33,513)	-	(223,021)

Net cash provided by financing activities	-	1,787,987	-	30,763,373

Net increase (decrease) in cash and cash equivalents	528,839	(5,776,098)	(9,515,479)	7,665,990

Cash and cash equivalents at beginning of period	7,137,151	12,913,249	22,428,728	-

Cash and cash equivalents at end of period	$7,665,990	$7,137,151	$12,913,249	$7,665,990

Non-cash investing and financing activities:
Unpaid increase in oil and gas concession fees	$5,000,000	$-	$-	$5,000,000
Unrealized gain (loss) in Investment in Exile Resources	$16,566	$(825,653)	$-	$(809,087)

The accompanying notes are an integral part of these financial statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended September 30, 2012, 2011 and 2010 and for the Period From
Inception, September 5, 1995 to September 30, 2012

Note 1 – Summary of Significant Accounting Policies

General Business and Nature of Operations

ERHC Energy Inc. ("ERHC", the “Company”) is an independent oil and gas company that reports as a development stage enterprise because there are currently no significant revenue generating operations and no revenue has been generated from business activities.  ERHC was formed in 1986, as a Colorado corporation.  The Company’s current focus is to exploit its primary assets, which are rights to working interests in exploration acreage in the Republic of Kenya (“Kenya”), in the Republic of Chad ("Chad"), in the Joint Development Zone (“JDZ”) between the Democratic Republic of Sao Tome and Principe (“DRSTP”), in the Federal Republic of Nigeria (“FRN”) and in the exclusive waters of Sao Tome (the “Exclusive Economic Zone” or “EEZ”).  The Company has formed relationships with upstream oil and gas companies to assist the Company in exploiting its assets in the JDZ as further described in Note 4.  ERHC currently has no other operations.

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

Concentration of Risks

ERHC primarily maintains its finances with seven financial institutions. From time to time the amount on deposit in one or all of these institutions may exceed federal insurance limits.  The balances are maintained in demand accounts to minimize risk.

ERHC’s focus is to exploit its assets which are agreements with the Government of Kenya concerning oil and gas exploration in Kenya, with the Government of Chad concerning oil and gas exploration in Chad, with the DRSTP concerning oil and gas exploration in EEZ and with the JDA concerning oil and gas exploration in the JDZ.  ERHC has formed relationships with Sinopec International Petroleum Exploration and Production Corporation Nigeria (“Sinopec”), and Addax Energy Nigeria Limited (“Addax Ltd.”) to assist ERHC in leveraging its interests in the JDZ. ERHC currently has no other operations.

Cash Equivalents

ERHC considers all highly liquid short-term investments with an original maturity of three months or less, when purchased, to be cash equivalents.

Marketable Securities

The Company's investments in common stock and warrants are carried at market value.  Both stocks and warrants are accounted for as available for sale securities, and changes in their fair value are recognized in other comprehensive income (loss).

The Company’s Investment in United States Treasury Bills bears maturity dates in excess of three months, are treated as held to maturity and carried at amortized cost.

Furniture, Fixtures and Equipment

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

Fair Value of Financial Instruments

Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Level inputs are as follows:

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

The following methods and assumptions were used by ERHC in estimating the fair value disclosures for financial instruments in the accompanying consolidated financial statements and in these notes:

Marketable securities - ERHC obtains quoted market prices in identical markets to estimate the fair value of its US Treasury Bills, common stocks and warrants.

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.  Furthermore, while ERHC believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.  In determining fair value, the ERHC generally applies the market approach, which uses prices and other relevant data based on market transactions involving identical or comparable assets and liabilities.  There have been no changes in the methodologies used at September 30, 2012 and 2011.

See Note 2 “Fair Value of Financial Instruments” for further information.

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

Impairment of Long-lived Assets

ERHC evaluates the recoverability of long-lived assets when events and circumstances indicate that such assets might be impaired.  ERHC determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts.  Impairments are charged to operations in the period to which events and circumstances indicate that such assets might be impaired.  ERHC has evaluated its investments located in Republic Kenya, Republic of Chad and in its DRSTP concession fee in light of its 2003 Option Agreement (see Note 4 and there have been no events or circumstances that would indicate that such assets might be impaired).

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

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period.  Diluted loss per share is computed by dividing net loss by the weighted average number of shares outstanding, after giving effect to potentially dilutive common share equivalents outstanding during the period.  Potentially dilutive common share equivalents are not included in the computation of diluted loss per share if they are anti-dilutive.  Diluted loss per common share is the same as basic for all periods presented because the effect of potentially dilutive common shares arising from outstanding stock warrants and options was anti-dilutive For the years ended September 30, 2012, 2011 and 2010, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Stock-based Compensation

ERHC recognizes compensation costs resulting from the issuance of stock-based awards to employees and directors over the requisite period based on the fair value of each stock award on the grant date.

Recent Accounting Pronouncements

The following is an analysis of recent accounting guidance issued by the Financial Accounting Standards Board ("FASB") resulting in changes to the Accounting Standards Codification ("ASC):

FASB ASC 350 - In September 2011, the FASB issued guidance regarding assessing whether it is necessary to perform goodwill impairment tests on a recurring basis.  The guidance permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair market value of a reporting unit is less than its carrying amounts as a basis for determining whether it is necessary to perform the goodwill impairment test.  The amended guidance is effective for annual and interim periods beginning after December 15, 2011, with early adoption permitted, including annual and interim goodwill impairment tests performed as of dates before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued.  ERHC has adopted this guidance and it had no impact on the Company’s consolidated financial statements.

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

FASB ASC 820 - In May 2011, the FASB issued guidance to amend the requirements related to fair value measurement which changes the wording used to describe many requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. The amended guidance is effective for interim and annual periods beginning after December 15, 2011, and is applied prospectively. ERHC has adopted this guidance and it had no impact on the Company’s consolidated financial statements.

FASB ASC 350 - In December 2010, the FASB issued amended guidance concerning testing for impairment of goodwill where an entity has one or more reporting units whose carrying value is zero or negative.  The amended guidance requires the entity to perform a test to measure the amount, if any, of impairment to goodwill by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.  The Company is required to adopt this amended guidance for fiscal years or interim periods beginning after December 15, 2011.   ERHC has adopted this guidance and it had no impact on the Company’s consolidated financial statements.

FASB ASC 805 - In December 2010, the FASB issued amended guidance concerning disclosures of pro forma information for business combinations.  The amended guidance requires that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The amended guidance also expands the supplemental pro forma disclosures to include a description of and the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.   ERHC has adopted this guidance and it had no impact on the Company’s consolidated financial statements.

Note 2 - Fair Value of Financial Instruments

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2012 and 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

September 30, 2012

	Quoted Prices In an Active	Significant Other	Significant
	Market for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Marketable equity securities - Oando Energy Resources:
Common stock	$432,906	$-	$-	$432,906
1-Year Warrants	51,228			51,228
2-Year Warrants	56,778			56,778

	$540,912	$-	$-	$540,912

September 30, 2011

	Quoted Prices In an Active	Significant Other	Significant
	Market for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

United States Treasury bills	$5,007,446	$-	$-	$5,007,446
Marketable equity securities - Exile Resources	524,346	-	-	524,346
Restricted certificate of deposit	131,000	-	-	131,000

	$5,662,792	$-	$-	$5,662,792

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

Note 4 – Oil and Gas Concessions

Following is an analysis of the cost of oil and gas concessions at September 30, 2012 and 2011:

	2012	2011

DRSTP concession	$2,839,500	$2,839,500
Chad concession	6,800,600	1,760,000
Kenya concession	326,073	-
Pending concessions in other African countries	80,130	21,031

	$10,046,303	$4,620,531

Republic of Kenya Concession Fees and Other Financial Commitments

On June 28, 2012, ERHC entered into a production sharing contract ("PSC") with the Government of the Republic of Kenya for certain land based hydrocarbon exploration and production of Block 11A located in northwestern Kenya.

As of September 30, 2012, ERHC had paid in full the requisite signature bonus of $310,000 and is committed under terms of the PCS to spend at least $10,250,000 over the first two years on a minimum work program and an additional $30,000,000 in each of the following two periods of two years each.

Additionally, under the terms of the PSC, during the initial exploration term of two years expected to start in the first quarter of 2013, ERHC will pay surface fees of $60,000 per year and annual training fees of $175,000 per year.

Republic of Chad Concession Fees and Other Financial Commitments

On June 30, 2011, ERHC entered into a production sharing contract ("PSC") with Chad for certain onshore hydrocarbon exploration and development. Under terms of the PSC as sealed by the Approval Law issued subsequently, a total signature bonus of $6,000,000 is payable by ERHC.

As of September 30, 2012, ERHC has paid or incurred:

a.	$1,000,000 out of the initial signature bonus commitment and accrued for a balance of $5,000,000 due during the first quarter of the fiscal year 2013.

b.	$480,000 as legal fees and costs for the drafting and negotiation of the PSC, as provided for in the PSC

c.	$312,600 in advisers’ and ancillary costs related to the PSC

ERHC is also committed under the PSC to:

a.	spend at least $15,000,000 over the first five years on a minimum work program and at least an additional $1,000,000 over a further period of up to three years

b.
incur surface fees of $27,000 per calendar year during the first validity period starting on July 12, 2012, and lasting for up to eight years.  Surface fees for subsequent periods will depend on the exploration progress as well as on the acreage retained by ERHC.

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

The following represents ERHC’s current rights in the JDZ and EEZ blocks:

Block	ERHC Original Participating Interest	ERHC Joint Bid Participating Interest	Participating Interest(s) Sold		Current ERHC Retained Participating Interest	Remaining Cost Allocated to Blocks
JDZ 2	30.00%	35.00%	43.00%	%	22.00%	$-
JDZ 3	20.00%	5.00%	15.00%	%	10.00%	-
JDZ 4	25.00%	35.00%	40.50%	%	19.50%	-
JDZ 5	15.00%	-	-		15.00% (in arbitration)	567,900
JDZ 6	15.00%	-	-		15.00% (in arbitration)	567,900
JDZ 9	20.00%	-	-		20.00%	567,900
EEZ 4	100.00%	-	-		100.00%	567,900
EEZ 11	100.00%	-	-		100.00%	567,900

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

The remaining $2,839,500 of cost related to the DRSTP concession, as shown on the Company's balance sheet at September 30, 2012 and 2011, relate to blocks 5, 6 and 9 of the JDZ, and the Company's EEZ blocks on which Production Sharing Contracts are yet to be signed.  As of September 30, 2012, blocks 5 and 6 are in arbitration (see Note 8).

Note 5 – Convertible Debt

At September 30, 2010 ERHC had $33,513 of nonaffiliated convertible debt and $12,406 of accrued but unpaid interest outstanding, respectively.  At September 30, 2010, this note was in default. During 2011, ERHC settled this note and the related accrued interest and recognized a gain on the extinguishment of debt of $12,868.

Note 6 – Income Taxes

The composition of deferred tax assets and the related tax effects at September 30, 2012 and 2011 are as follows:

	2012	2011
Net operating losses	$4,509,788	$6,436,795
Income tax receivable	2,018,398	2,018,398
Allowance for loss on deposits	1,799,584	1,799,584
Other	406,069	69,256

Total deferred tax assets	8,733,839	10,324,033
Valuation allowance	(6,715,441)	(8,305,635)

Net deferred tax asset	$2,018,398	$2,018,398

The $2,018,398 deferred tax asset at September 30, 2012 and 2011 represents a pending tax refund due of overpayment made in the 2006 tax return and carryback claims.  The refund has not been processed pending resolution of the IRS’ examination of the Company’s 2006 tax return.

The difference between the income tax benefit (provision) in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax income (loss) for years ended September 30, 2012, 2011 and 2010, is as follows:

	2012	2011	2010

Income tax benefit at federal statutory rate	$1,468,902	$1,499,566	$2,118,476
Change in valuation allowance	1,595,827	(1,538,602)	(509,919)
Expiration and adjustment of NOLs	(2,939,781)	89,382	(1,466,419)
Stock compensation	(42,274)	(45,327)	(90,841)
Other	(82,673)	(5,019)	(51,297)

	$-	$-	$-

In preparing the Company’s consolidated financial statements, the Company assesses the likelihood that its deferred tax assets will be realized from future taxable income.  The Company establishes a valuation allowance if it determines that it is more likely than not that some portion of the deferred tax assets will not be realized. Changes in the valuation allowance, when recorded, would be included in its consolidated statements of operations as a provision for (benefit from) income taxes.  The Company exercise significant judgment in determining its provisions for income taxes, its deferred tax assets and liabilities and its future taxable income for purposes of assessing its ability to utilize any future tax benefit from its deferred tax assets. During 2012, the Company assessed the need for a valuation allowance against its deferred tax assets.  The deferred tax asset valuation allowance was $6,715,441 as of September 30, 2012. The valuation allowance relates primarily to the net operating losses and various expense deductions for which a tax benefit is currently unavailable.

At September 30, 2012, the Company has Federal net operating loss carry forward of approximately $13,754,019.  The federal loss carry forward expires on various dates through 2030.

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

The Company is subject to taxation in the United States and various foreign jurisdictions. The Company’s tax years for 2006 through 2012 are subject to examination by the tax authorities. The Company is currently under examination by the Internal Revenue Service for the 2006 tax year. Management has determined that the Company has no uncertain tax positions requiring recognition under ASC 740 as of September 30, 2012 and 2011.

Note 7 – Shareholders’ Equity

Common Stock Issued for Services:

During the years ended September 30, 2012, 2011 and 2010, ERHC issued 16,408,410, shares of common stock for payment of director and employee services, to third parties for payment of fees and for issuances under private placements as follows:

Year ended September 30, 2012 issuances

(i)
525,000 shares were granted to directors for 2012 service, but unissued at September 30, 2012, with related compensation expense of $73,500 recognized based on the market price of the stock on the grant date. Additional expenses of $26,943 relating to previously unrecognized share-based compensation (grants from prior years) was recorded during the year ended September 30, 2012.

Year ended September 30, 2011 issuances

(ii)	9,090,910 shares for net cash proceeds of $1,821,500 under a private placement

(iii)
525,000 shares were granted to director for 2011 service, but unissued at September 30, 2011, with related compensation expense of $47,250 recognized based on the market price of the stock on the grant date. Additional expense of $86,064 relating to previously unrecognized share-based compensation (grants from prior years) was recorded during the year ended September 30, 2011

Year ended September 30, 2010 issuances

(iv)
237,500 shares for 2010 employee services rendered and fair value of $46,381 was recorded by the Company in 2010 as of September 30, 2010, unamortized compensation cost for these shares amounted to $110,369.

(v)	780,000 shares to Directors for 2010 services rendered and the fair value of $220,800 was recorded by the Company.

(vi)	5,250,000 shares issued to Feltang International, Inc. as settlement of the unpaid success fees.

Stock Options

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

Risk free interest rate	0.25%
Dividend yield	0.00%
Annual volatility	105.97%
Exit/Attrition rates	2.00%
Target exercise multiple	2.14%

During the year ended September 30, 2012, the Company recognized compensation expense of $23,892 related to the options grant as described above.  As of September 30, 2012, none of the options are exercisable, the weighted average remaining term is 1.25 years and the intrinsic value is zero. Unamortized compensation cost related to these options amounted to $39,819 which is expected to be recognized over a remaining period of 1.25 years.

Stock Warrants

On October 6, 2010, an equivalent of 6,818,183 warrants with a term of 5 years and an exercise price of $0.28 were issued to the investors along with the common shares sold.  ERHC also issued to the placement agent a total of 459,546 warrants which have an exercise price of $0.275 and a term of approximately 5 years.  At September 30, 2012, 13,779,729 warrants remain outstanding with an average exercise price of $0.32 per share and an average remaining life of 2.46 years.  No warrants expired unexercised during the years ended September 30, 2012, 2011 and 2010.  All warrants outstanding at September 30, 2012 are considered to be antidilutive.

Stock Warrants Summary

Information regarding warrant, their respective changes and their weighted average exercise prices as of and for the fiscal years ended September 30, 2012, 2011 and 2010 are as follows:

		Weighted	Market Price
		Average	Intrinsic
Description	Warrants	Exercise Price	Value

Balance at September 30, 2009	6,500,000	$0.36	$-

Granted	-
Exercised	-
Expired or cancelled	-		-

Balance at September 30, 2010	6,500,000	0.36	-

Granted	7,277,729	0.28
Exercised	-
Expired or cancelled	-

Balance at September 30, 2011	13,777,729	0.32	-

Granted	-
Exercised	-
Expired or cancelled	-

Balance at September 30, 2012	13,777,729	0.32	-

There was no unrecognized compensation cost for the above warrants as of September 30, 2012, 2011, and 2010.

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

Arbitration

In November 2008, the Company dispatched notices of arbitration for service on the JDA and the Governments of Nigeria and Săo Tomé & Príncipe to commence arbitration in London. ERHC wants the London Court of International Arbitration to clarify that ERHC's interests in JDZ Blocks 5 and 6 remain intact.

Suspension of Proceedings on the Lawsuit and Arbitration

Proceedings on the suit and the arbitration are currently suspended while the Company pursues amicable settlement with the Governments of Nigeria and Săo Tomé Príncipe.

Backup Withholding Tax Claim by the Internal Revenue Service

On November 17, 2011, the Company received a proposed settlement from the IRS relating to backup withholding tax in its 2006 tax year in the amount of $60,505.  The settlement includes additional taxes of $47,776 and interest of $13,823. The Company accepted the settlement and paid it in full during the month of April 2012.

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

Operating Lease

ERHC leases office space at 5444 Westheimer Road, Houston, Texas.  The lease for office space expires July 31, 2017.  The lease calls for monthly base rent payments of $9,825 for approximately 5,200 square feet.  During the years ended September 30, 2012, 2011 and 2010, ERHC incurred lease expenses of $117,895, $121,537, and $107,040, respectively.  The future remaining annual minimum lease payments under this lease are as follows:

Year Ended
September 30,	Amount

2013	$123,805
2014	126,416
2015	129,027
2016	131,638
2017	110,968

$621,854

At September 30, 2012, ERHC has entered into various commitments related to its Kenya and Chad concessions as described in Note 4.

Note 9 – Quarterly Financial Information (audited)

	For the Year Ended September 30, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
General and administrative expenses	$1,043,943	$1,176,575	$1,046,734	$1,057,574
Interest expense	-	-	13,822	(12,728)
Other income	1,469	2,950	776	426
Net loss attributable to common stockholders	(1,042,474)	(1,173,625)	(1,059,780)	(1,044,420)
Basic and diluted earnings per share	(0.00)	(0.00)	(0.00))	(0.00)

	For the Year Ended September 30, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
General and administrative expenses	$1,229,066	$1,034,043	$893,740	$1,268,475
Interest expense	461	459	-	12,731
Other income	4,975	4,804	16,923	1,786
Provision for loss on deposits	-	-	-	-
Net loss attributable to common stockholders	(1,224,552)	(1,029,698)	(876,817)	(1,279,420)
Basic and diluted earnings per share	(0.00)	(0.00)	(0.00)	(0.00)

	For the Year Ended September 30, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
General and administrative expenses	$819,135	$1,258,552	$1,442,318	$1,668,490
Interest expense	461	460	462	460
Other income	228	161	88	17,629
Provision for loss on deposits	-	-	-	(1,058,579)
Net loss attributable to common stockholders	(819,368)	(1,258,851)	(1,442,692)	(2,709,900)
Basic and diluted earnings per share	(0.00)	(0.00)	(0.00)	(0.01)

The sum of the individual quarterly basic and diluted loss per share amounts may not agree with year-to-date basis and diluted loss per share amounts as a result of each period’s computation being based on the weighted average number of common shares outstanding during that period.

Note 10 – Subsequent Events

During the special meeting of shareholders on October 9, 2012, shareholders of the Company approved the following two changes to the Articles of Incorporation of ERHC:

a)	The number of shares of common stock that the Company is authorized to issue was increased from 950,000,000 to 3,000,000,000.

b)
The Board of Directors of the Company (“BOD”) was authorized to create and issue from existing authorized shares of Preferred Stock one or more classes or series of Preferred Stock, with such privileges, limitations, and related rights as the BOD may determine from time to time in the future.

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

Based on their evaluation, ERHC’s principal executive and principal financial officers have concluded that ERHC’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2012 to ensure that the information required to be disclosed by ERHC in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Our officers also concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers to allow timely decisions regarding required disclosure.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of ERHC’s internal control over financial reporting as of September 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that, as of September 30, 2012, ERHC’s internal control over financial reporting was effective.

The effectiveness of ERHC’s internal control over financial reporting as of September 30, 2012 has been audited by Malone Bailey, LLP , an independent registered public accounting firm who audited ERHC’s consolidated financial statements as of and for the year ended September 30, 2012, as stated in their report, which is included under “Item 8. Financial Statements and Supplementary Data.”

Changes in Internal Control Over Financial Reporting

There were no changes in ERHCs internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, ERHC’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant and Corporate Governance

The following are the Directors and Principal Executive Officer of the Company as of   November 30, 2011:

Name	Age	Position

Howard Jeter	66	Director
Andrew Uzoigwe	70	Director
Mr. Friday Oviawe	51	Director
Leslie Blair	59	Director
Peter C. Ntephe	46	Director, President and Chief Executive Officer

Ambassador (rtd.) Howard F. Jeter

Ambassador Jeter is the former interim President and CEO of the Leon H. Sullivan Foundation. He has also served as Executive Vice President of GoodWorks International, LLC, an international consulting firm focused on business facilitation and investment promotion for Africa and the Caribbean. A former career diplomat, Ambassador Jeter served for 27 years in the American Foreign Service and retired from the U.S. State Department with the rank of Career Minister.  Ambassador Jeter was U.S. Ambassador to Nigeria, to the Republic of Botswana, and also served as Deputy Assistant Secretary of State for African Affairs, Director of West African Affairs, and Special Presidential Envoy to Liberia.  Other diplomatic postings held by Ambassador Jeter include  Namibia, Lesotho, Tanzania, and Mozambique. Ambassador Jeter holds a BA in Political Science from Morehouse College, a MA in International Relations and Comparative Politics from Columbia University, and a MA in African Studies from UCLA. He is a member of Phi Beta Kappa, the American Foreign Service Association,  the Council on Foreign Relations, and the American Academy of diplomacy. Ambassador Jeter is a former Chairman of the U.S. Export-Import Bank’s Advisory Committee on Africa and a member of the Board of Directors of Africare and the Morehouse College Global Leadership Center.  For the past two years, Ambassador Jeter has served as Chair of the Selection Panel for the Rangel Fellowship Program, a collaborative program administered by the State Department and Howard University and Senior Advisor to University of Denver’s International Career Advancement Program.  Ambassador Jeter has received numerous awards and recognition for his work and service, including a Presidential Meritorious Award, State Department Superior Honor Awards, Senior Foreign Service Performance Awards, the Rainbow/Push Coalition International Peace and Justice Award, and the prestigious Bennie Trailblazer Award from Morehouse College.

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

Leslie Blair MA,FCCA

 Mr. Leslie Blair has over 35 years of upstream oil and gas industry experience principally in Asia and West Africa.  From 1998 he was with the Addax Petroleum Corporation where he  held several senior management positions including Managing Director, Middle East (based in Dubai), General Manager, Taq Taq Operating Company  (based in Kurdistan, Iraq), and Executive Director Business Development (based in Nigeria). Mr. Blair played a big part in building Addax Petroleum into the largest independent oil company in Nigeria with production rising from 8,000 bopd to over 120,000 bopd in ten years.  He was also instrumental in Addax Petroleum’s acquisition of interests in the Nigeria-Sao Tome and Principe Joint Development Zone as well as other interests in OPL 291 and the Okwok Field in Nigeria.  Addax Petroleum was recently acquired by the Sinopec Group and Mr. Blair resigned his position in January 2010.  Prior to joining Addax Petroleum, Mr. Blair was General Manager/Commercial Manager, Hardy Oil and Gas Company in India from 1996 to 1998. Prior to that he was based in Vietnam from 1989 to 1996 initially with Enterprise Oil plc, a major independent oil company based in Ho Chi Minh City, as Finance Manager and latterly as General Manager, British Gas Exploration and Production where he directed the upstream activities and together with a downstream British Gas/BP team produced the first National Gas Master Plan which was subsequently adopted by the Vietnamese Government.  Mr. Blair is a fellow of the Chartered Association of Certified Accountants and he has a Master of Arts Degree in Economics and Finance from Aberdeen University, Scotland.  Since May 1, 2010, Mr. Blair has been a director and the Chief Executive Officer of Eland Oil and Gas plc, a company listed on the London Alternative Investment Market.

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

Peter Ntephe, Ph. D

Peter Ntephe was appointed Chief Executive Officer and elected Director of ERHC Energy in April 2010. He has been involved in the Company’s executive management, in various capacities, since 2001. His roles have included fundamental participation in the negotiation, securing and maintenance of all the Company’s oil and gas interests in sub-Saharan Africa. As Chief Executive Officer, he oversees the executive management of ERHC Energy and its subsidiaries, ensuring that the group’s strategic objectives are met. Under Dr. Ntephe’s leadership, the Company has more than doubled the size of acreage under its control and expanded its strategic focus to include onshore acreage which is comparatively cheaper and less complicated to explore than deep offshore acreage. The Company has also rapidly grown its in-house technical capabilities, enabling it to directly operate some of its onshore assets in a strategic shift from the non-operator model it previously ran. Dr. Ntephe has had a career spanning 25 years. In addition to his PhD from the University of London, he holds five other degrees including a Master of Science from  the University of Oxford, a Master of Laws from the University of London and a Master of Science (Management) from the Brunel University, London. Dr. Ntephe has previously taught as adjunct faculty in the Business School of the American Intercontinental University, London. He is a member of the Association of International Petroleum Negotiators (AIPN) and the Committee on Oil and Gas Law of the International Bar Association.

 Sylvan Odobulu, Vice President (Administration) and Controller –

Sylvan Odobulu was promoted to Vice President - Administration in January 2012. Mr. Odobulu is also the Principal Accounting Officer of ERHC.  He has been involved in the Company’s executive management as a Financial Officer and Controller from 2006 to 2011.  In addition to his day-to-day administrative duties, Mr. Odobulu is responsible for identifying and developing new Sub-Saharan African indigenous upstream oil and gas interests and business opportunities through mergers and acquisitions.  He played a leadership role in conducting the successful Production Sharing Contract negotiations of ERHC’s portfolio assets in the Republic of Chad.  He is an expert in logistics and acquisition management, the management of government stakeholders and the integration of all administrative functions required for the effective conduct of the Company’s exploration activities.  In his role as Vice President - Administration, Mr. Odobulu is responsible for treasury, human resource and internal controls.  As Principle Accounting Officer, Mr. Odobulu is responsible for regulatory and disclosure compliance including preparation of financial statements and other requisite disclosure documents.  Prior to joining ERHC, Mr. Odobulu was employed by Ernst and Young LLP from 1999 and served in various capacities, most recently as an Accounting Supervisor.  He holds a Bachelor of Science degree from the University of North Texas, majoring in Accounting.  Mr. Odobulu is a member of the Association of International Petroleum Negotiators (AIPN).

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

The number of stock awards granted to each director during years prior to the 2012 fiscal year was determined by reference to the awards in an equal amount that would yield thirty to fifty percent of total compensation of each director.  Stock awards in 2012 were consistent in number of shares with 2011 and yielded reduced compensation based on a reduction in the Company's share price. In 2010 and 2009, based on the recommendations of Compensation Committee, the Company increased total compensations for Directors for serving on the Board. Stock awards to Directors are restricted shares under Rule 144 of the Securities Act of 1933, but they include no conditions for vesting.

On January 6, 2012, the Board of Directors granted a total of 3,000,000 stock options to the board of directors members of the Company under the Company’s 2004 Stock Option Plan.  The options vest over two years, are exercisable for a period of 2 years and have a $0.20 strike price.  However, the options are only exercisable if the Company’s share price reaches $0.75 per share and remains consistently at or above that level for a period of one month.

Cash Compensation - During 2012, the basic annual cash retainer paid to each Director (other than the Board Chairman) was $20,000.   Each Board member is paid a meeting fee of $1,500 per Board meeting attended.

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

The following table sets forth information concerning total director compensation during the 2012 fiscal year for each non-employee director:

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards (2)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Howard Jeter	$60,125	$14,700	$3,018	$-	$-	$-	$77,843
Andrew Uzoigwe	65,469	14,700	3,018	-	-	-	83,187
Leslie Blair	47,125	14,700	3,018	-	-	-	64,843
Friday Oviawe	58,000	14,700	3,018	-	-	-	75,718
Peter Ntephe	32,000	14,700	3,018	-	-	-	49,718

(1)
The amounts included in the “Stock Awards” column represent the compensation cost recognized by the Company in 2011 related to non-option awards to directors, computed in accordance with ASC 718. As of September 30, 2012, no non-employee directors had any aggregate outstanding deferred shares. The number of shares underlying stock awards to directors during fiscal 2012 were as follows: Peter Ntephe – 105,000 shares, Howard Jeter - 105,000 shares, Andrew Uzoigwe -105,000 shares, Leslie Blair - 105,000 and Friday Oviawe - 105,000 shares.  The disclosure relates solely to grants of restricted stock (Under Rule 144) in 2012. Certain of the shares awarded to directors in 2012 have not been issued.

(2)
The amounts included in the “Option Awards” column represent the compensation cost recognized by the Company in related to stock option awards to directors, computed in accordance with ASC 718.  Note 8 to these financial statements, provides more information on this award.

GRANTS OF PLAN-BASED AWARDS

The following table sets forth the information about grants made to the Company’s directors in 2012 pursuant to the 2004 Plan.

	Grant	Estimated Future Payouts Under Non-Equity Incentive			Estimated Future Payouts Under Equity Incentive			All Other Stock Awards: Number of Shares of Stock or Unit	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock & Option Awards
Name	Date	Plan Awards			Plan Awards			(#)	(#) (1)	($ / Sh)	($) (2)
		Threshold ($)	Target ($)	Maximum ($)	Threshold(#)	Target(#)	Maximum(#)

Peter Ntephe	1/6/2012	—	—	—	—	—	—	—	600,000	0.20	8,048
Howard Jeter	1/6/2012	—	—	—	—	—	—	—	600,000	0.20	8,048
Friday Oviawe	1/6/2012	—	—	—	—	—	—	—	600,000	0.20	8,048
Andrew Uzoigwe	1/6/2012	—	—	—	—	—	—	—	600,000	0.20	8,048
Leslie Blair	1/6/2012	—	—	—	—	—	—	—	600,000	0.20	8,048

(1)	The number in this column reflects the rule 144 options awarded in 2012 pursuant to the 2004 Plan.

(2)
Reflects the dollar amounts recognized for financial statement reporting purposes for the fiscal year ended September 30, 2012 in accordance with ASC 505-50 of awards made pursuant to the 2004 Plan excluding any reduction in value due to potential service-based forfeitures.

It is expected that the directors will receive compensation in fiscal 2013.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table reflects all outstanding equity awards held by the Company’s directors as of September 30, 2012:

2 Stock Awards
Equity
Incentive
								Equity	Plan
	Option Awards							Incentive	Awards:
			Equity					Plan	Market or
			Incentive					Awards:	Payout
			Plan					Number of	Value of
			Awards:					Unearned	Unearned
			Number of				Market	Shares,	Shares,
			Securities			Number of	Value of	Units	Units
			Underlying			Shares or	Shares or	or Other	or Other
			Unexercised			Units of	Units of	Rights	Rights
	Number of Securities		Unearned	Option	Option	Stock That	Stock That	That	That
	Underlying		Options (#)	Exercise	Expiration	Have Not	Have Not	Have Not	Have Not
Name	Unexercised Options		(2)	Price ($)	Date	Vested (#)	Vested ($)	Vested (#)	Vested ($)

	Exercisable	Unexercisable(1)

Peter Ntephe	—	225,000	375,000	0.20	1/6/2022	—	—	—	—
Howard Jeter	—	225,000	375,000	0.20	1/6/2022	—	—	—	—
Friday Oviawe	—	225,000	375,000	0.20	1/6/2022	—	—	—	—
Andrew Uzoigwe	—	225,000	375,000	0.20	1/6/2022	—	—	—	—
Leslie Blair	—	225,000	375,000	0.20	1/6/2022	—	—	—	—

(1)	The number in this column reflects the rule 144 options awarded in 2012 pursuant to the 2004 Plan that have vested, but are not exercisable due to other factors.
(2)	The number in this column reflects the rule 144 options awarded in 2012 pursuant to the 2004 Plan that have not vested as of September 30, 2012.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s Directors and Executive Officers, and persons who own beneficially more than ten percent (10%) of the common stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission.  Copies of all filed reports are required to be furnished to the Company.  Based solely on the reports received and the representations of the reporting person, the Company believes that these persons have complied with all applicable filing requirements during the fiscal year ended September 30, 2012.

Corporate Governance

The Board of Directors has adopted a Code of Ethics to govern the conduct of all of the Officers, Directors and employees of the Company.  In addition, the Board has adopted Charters for its Governance and Nominating Committee, Audit Committee and Compensation Committee.  The Code of Ethics and Committee Charters, along with ERHC’s FCPA Policy and Whistleblower Protection Policy, can be accessed on the Company’s website www.erhc.com.

Director Independence

The Company’s Board of Directors is required to have a majority of independent directors and has adopted director independence guidelines based upon and as defined in the NASDAQ listing standards. The Company is not listed on NASDAQ and is not subject to the rules of NASDAQ but applies the rules established by NASDAQ to establish director independence.  The Company’s Board of Directors periodically analyzes the independence of each director and has determined that the following directors meet the standards of independence under our Corporate Governance Guidelines and director independence guidelines, including that each member is free of any relationship that would interfere with his or her individual exercise of independent judgment: Messrs.  Jeter, Uzoigwe, Blair and Oviawe. No Director is deemed independent unless the Board affirmatively established his independence.

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

Overview

ERHC’s current business activity is to exploit its assets, which are rights to working interests in exploration acreage in the Republic of Kenya,  the Republic of Chad,  the JDZ between the DRSTP, and Nigeria and in EEZ of Sao Tome and Principe.  Our current business plan is based on attracting and retaining a limited group of highly qualified professionals. ERHC and its subsidiaries had 5 employees at September 30, 2012.

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

Role of Compensation Committee and Executive Officers in Compensation Decisions

The Compensation Committee has the responsibility to review and approve annual compensation, including the competitiveness of the total compensation package, for the Chief Executive Officer and the Vice President (Administration) and Controller (collectively, the “Executive Officers”). The Compensation Committee endeavors to provide a compensation package for the Executive Officers that they believe is reasonable and competitive. Generally, the components of compensation provided to our Executive Officers are similar to those provided to our general employee population.

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

2012 Executive Compensation

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

THE COMPENSATION COMMITTEE

Dr. Andrew Uzoigwe-Chairman
Ambassador Howard Jeter-Member
Mr. Friday Oviawe –Member

SUMMARY COMPENSATION TABLE

The following table sets forth the aggregate compensation awarded to, earned by or paid to the Company’s named executive officers for 2012, 2011 and 2010:

								Change
								in Pension
								Value and
				Stock	Stock			Nonqualified
				Awards	Awards		Non-Equity	Deferred
				Authorized	Authorized	Option	Incentive Plan	Compensation	All Other
		Salary	Bonus	and Issued	Unissued	Awards	Compensation	Earnings	Compensation	Total
Name and Principal Position	Year	($)	($)(7)	($)	($)(6)	($)(6)	($)	($) (5)	($)	($)

Peter Ntephe (1)
Chief Executive Officer	2012	236,000	59,000	13,471	—	5,030	—	—	—	313,501
	2011	236,000	—	33,000	9,450	—	—	—	—	278,450
	2010	236,000	—	19,350	28,350	—	—	—	23,000	306,700

Sylvan Odobulu (2)
Vice President -	2012	175,500	40,500	6,736	—	3,773	—	—	—	226,509
Administration & Controller	2011	162,000	—	16,500	—	—	—	—	—	178,500
	2010	162,769	—	9,764	—	—	—	—	—	172,533

David Bovell (3)
Vice President - Corporate	2012	137,083	—	6,736	—	—	—	—	—	143,819
Development	2011	235,000	—	16,500	—	—	—	—	—	251,500
	2010	235,000	—	9,764	—	—	—	—	—	244,764

(1)
Mr. Ntephe is contracted through ERHC’s holding company, ERHC Energy Cayman Limited and is paid a salary of $236,000 per year for his services as CEO. Stock awards and other compensation were awarded for his service as a director from April 2010 when he was elected to the board.

(2)
Mr. Odobulu joined the Company in July 2006 as controller and is the Principal Accounting Officer. He was promoted to Vice President – Administration in January 2012, at which time his salary was increased from $162,000 to $180,000 per year.

(3)	Mr. Bovell became VP of Corporate Development on May 1, 2008 and received a salary of $235,000 per year. His contract expired April 2012 and was not renewed.

(4)	ERHC does not provide either a pension plan or a nonqualified deferred compensation plan for any of its employees.

(5)	Represents earned portion of the option award described in more detail in Note 8 to the Audited Financial Statements included in this Form 10-K.

(6)
Upon the recommendation of the Compensation Committee, Mr. Ntephe and Mr. Odobulu were awarded bonuses of $60,000 and $40,500, respectively, during the second quarter of fiscal 2012.  The bonuses were awarded in consideration of the work performed on Chad PSC, and payment is deferred until appropriate farm-in partners are secured, the Chad blocks are monetized, and all signature bonus payments are made to the Chad authorities.

GRANTS OF PLAN-BASED AWARDS

The following table sets forth the information about grants made to the Company’s named executive officers in 2012 pursuant to the 2004 Plan.

								All Other	All Other		Grant
								Stock	Option		Date
								Awards:	Awards:	Exercise	Fair
								Number of	Number of	or Base	Value of
								Shares of	Securities	Price of	Stock &
		Estimated Future Payouts			Estimated Future Payouts			Stock or	Underlying	Option	Option
	Grant	Under Non-Equity Incentive			Under Equity Incentive			Unit	Options	Awards	Awards
Name	Date	Plan Awards			Plan Awards			(#)	(#) (1)	($ / Sh)	($) (2)
		Threshold	Target	Maximum	Threshold	Target	Maximum
		($)	($)	($)	(#)	(#)	(#)

Peter Ntephe	1/6/2012	—	—	—	—	—	—	—	1,000,000	0.20	13,413
Sylvan Odobulu	1/6/2012	—	—	—	—	—	—	—	700,000	0.20	10,060

(1)	The number in this column reflects the rule 144 options awarded in 2012 pursuant to the 2004 Plan.

(2)
Reflects the dollar amounts recognized for financial statement reporting purposes for the fiscal year ended September 30, 2012 in accordance with ASC 505-50 of awards made pursuant to the 2004 Plan excluding any reduction in value due to potential service-based forfeitures.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table reflects all outstanding equity awards held by the Company’s named executive officers as of September 30, 2012:

Stock Awards
Equity
Incentive
								Equity	Plan
	Option Awards							Incentive	Awards:
			Equity					Plan	Market or
			Incentive					Awards:	Payout
			Plan					Number of	Value of
			Awards:					Unearned	Unearned
			Number of				Market	Shares,	Shares,
			Securities			Number of	Value of	Units	Units
			Underlying			Shares or	Shares or	or Other	or Other
			Unexercised			Units of	Units of	Rights	Rights
	Number of Securities		Unearned	Option	Option	Stock That	Stock That	That	That
	Underlying		Options (#)	Exercise	Expiration	Have Not	Have Not	Have Not	Have Not
Name	Unexercised Options		(2)	Price ($)	Date	Vested (#)	Vested ($)	Vested (#)	Vested ($)

	Exercisable	Unexercisable(1)

Peter Ntephe	—	375,000	625,000	0.20	1/6/2022	—	—	—	—
Sylvan Odobulu	—	281,250	468,750	0.20	1/6/2022	—	—	—	—

(1)	The number in this column reflects the rule 144 options awarded in 2012 pursuant to the 2004 Plan that have vested, but are not exercisable due to other factors.
(2)	The number in this column reflects the rule 144 options awarded in 2012 pursuant to the 2004 Plan that have not vested as of September 30, 2012.

OPTION EXERCISES AND STOCK VESTED

The following table reflects the stock options exercised by the Company’s named executive officers during 2012 and their restricted stock that vested during 2012.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)

Peter Ntephe	—	—	20,411	13,471
David Bovell	—	—	10,205	6,736
Sylvan Odobulu	—	—	10,205	6,736

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

As of September 30, 2012, Company has entered into two employment or other agreements that include a change of control severance provisions with an executive officer, including the named executive officers. The Company’s employment agreements provide that certain officers are eligible for payments upon any termination without cause prior to expiration of the contract as described below under Employment Contracts.

Employment Contracts

The following is an analysis of the Company’s employment contracts with named executive officers at September 30, 2012:

Employee	Position	Date of Agreement Commencement	Date of Agreement Termination	Term of Agreement	Monthly/Annual Compensation	Estimated Cost if Triggering Event Occurred at September 30, 2012 (*)

Peter Ntephe	President and Chief Executive Officer	4/22/2012	4/21/2014	2 years	$19,667 / 236,000	$118,000
Sylvan Odobulu	Vice President – Administration and Controller	7/3/2012	7/2/2014	2 years	$15,000 / 180,000	$90,000

(*)	In the first six months of the employment contracts, no termination benefits accrue to the employees.

The above contracts contain the following (among other provisions):

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

Mr. Ntephe became Chief Operating Officer (and began acting as interim Chief Executive Officer) in April 2008. In April 2010, Mr. Ntephe was appointed Chief Executive Officer and Executive Director.  Mr. Ntephe is contracted in that capacity through ERHC’s holding company, ERHC Energy Cayman Limited.

Mr. Odobulu was employed by the Company in July 2006 and was placed under contract as shown above.

Securities Authorized for Issuance Under Equity Compensation Plans

In November 2004, the Board of Directors adopted a 2004 Compensatory Stock Option Plan pursuant to which it reserved 20,000,000 shares for issuance.  This plan was approved at a special meeting of the stockholders of the Company in February 2005.  Under this plan, 14,861,756 shares have been issued.

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation
	outstanding options,	outstanding options,	plans (excluding securities
	warrants and rights	warrants and rights	reflected in column (a)
	(a)	(b)	(c)

Equity compensation plans approved by security holders	4,750,000	0.20	5,138,244

Equity compensation plans not approved by security holders	-	-	-

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

The following table and notes thereto set forth certain information regarding beneficial ownership of the common stock as of November 30, 2012 by (i) each person known by the Company to beneficially own more than five percent of the common stock, (ii) each Director, (iii) each named Executive Officer and (iv) all Directors and Officers of the Company as a group.  As of November 30, 2012 there were 739,458,854 shares of common stock issued and outstanding.  Beneficial ownership is determined in accordance with rules of the SEC and generally includes voting or dispositive power with respect to such shares.

Name and Address	Shares of Common Stock Beneficially Owned(1)		Percentage of Voting Power

Principal Shareholders
Chrome Oil Services LTD (Sir Emeka Offor)	200,285,727	(2)	27.09%
c/o No 22 Lobito, Wuse II
Abuja, Nigeria

Chrome Energy, LLC (Sir Emeka Offor)	103,305,706	(2)	13.97%
c/o No 22 Lobito Crescent, Wuse II,
Abuja, Nigeria.

Sir Emeka Offor	307,796,433	(2)	41.62%
228B Muri Okunola ST, PO Box 71898 Victoria Island
Lagos, Nigeria

Directors and Named Executive Officer
Peter Ntephe (3)	1,086,,172		*
Dr. Uzoigwe (3)	745,000		*
Howard Jeter (3)	745,000		*
Leslie Blair (3)	400,000		*
Friday Oviawe (3)	400,000		*
Sylvan Odobulu (3)	365,000		*

All directors and named executive officer as a group (5 persons)	3,741,172		0.50%

*	Less than one percent

(1)
The number of shares beneficially owned by each person or group as of November 30, 2012 (except where another date is indicated) includes shares of common stock that such person or group had the right to acquire on or within 60 days after that date, including, but not limited to, upon the exercise of options and vesting and release of restricted stock units. To our knowledge, except as otherwise indicated in the footnotes to this table and subject to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder’s name.

(2)
Sir Emeka Offor is the beneficial owner of Chrome Oil Services, Ltd., and Chrome Energy, LLC.  Accordingly he is the beneficial owner of the 200,285,727 shares held by Chrome Oil Services, Ltd., and 103,305,706 shares held by Chrome Energy, LLC and has complete voting and investment control over those shares. He also holds 4,205,000 shares in his own name.  As a result Sir Emeka Offor is the beneficial owner of a total of 307,796,433 shares of common stock in ERHC as of November 30, 2012.

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

Transactions in 2012 and 2011

None

Item 14.	Principal Accounting Fees and Services

Aggregate fees for professional services rendered by MaloneBailey, LLP for the fiscal years ended September 30, 2012 and 2011, were as follows:

	2012	2011

Audit fee	$80,750	$80,150
Tax fees	7,500	5,000
All other fees	-	-

	$88,250	$85,150

Audit fees for the fiscal years ended September 30, 2012 and 2011 represent the aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of financial statements included in its quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Tax fees for the fiscal year ended September 30, 2012 and 2011, represents the aggregate fees billed for professional services rendered for tax compliance, tax advice, and tax planning.

All other fees for the fiscal year ended September 30, 2012 and 2011, represents the aggregate fees billed for products and services provided by the Company’s audit professionals other than the services reported in the other categories.  All other fees generally relate to fees assessed for corporate tax restructuring and other general corporate tax related matters.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee on an annual basis reviews audit and non-audit services performed by the independent auditor.  All audit and non-audit services are pre-approved by the Audit Committee, which considers, among other things, the possible effect of the performance of such services on the auditors’ independence.  The Audit Committee has considered the role of MaloneBailey in providing services to us for the fiscal year ended September 30, 2012 and has concluded that such services are compatible with Malone Bailey’s independence as the Company’s auditors.

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
* Previously filed

SIGNATURES

In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on December 11, 2012, on its behalf by the undersigned, thereunto duly authorized.

ERHC Energy Inc.
By:	//s//Peter Ntephe
Peter Ntephe
President and Chief Executive Officer
//s//Sylvan Odobulu
Sylvan Odobulu
Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
//s// Howard Jeter	Director	December 11, 2012
Howard Jeter	Member Audit Committee
//s// Andrew Uzoigwe	Director	December 11, 2012
Andrew Uzoigwe	Member Audit Committee
//s// Leslie Blair	Director	December 11, 2012
Leslie Blair	Member Audit Committee
//s// Friday Oviawe	Director	December 11, 2012
Friday Oviawe	Chairman Audit Committee