Form 10-Q
period 2012-12-31
ERHC Energy Inc
filed 2013-02-08
CIK 799235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares of common stock, par value $0.0001 per share, outstanding as of January 31, 2013, was 739,458,854

ERHC ENERGY INC.

Part I. Financial Information		Page

Item 1.	Financial Statements	5

	Unaudited Consolidated Balance Sheets at December 31, 2012 and September 30, 2012	5

	Unaudited Consolidated Statements of Operations for the Three Months Ended December 31,2012 and 2011, and for the period from inception, September 5, 1995 to December 31, 2012	6

	Unaudited Consolidated Statements of Other Comprehensive Loss for the Three Months Ended December 31, 2012 and 2011, and for the period from inception, September 5, 1995 to December 31, 2012	7

	Unaudited Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2012 and 2011,and for the period from inception, September 5, 1995 to December 31, 2012	8

	Notes to Unaudited Consolidated Financial Statements	10

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26

Item 4.	Controls and Procedures	26

Part II. Other Information

Item 1.	Legal Proceedings	27

Item 6.	Exhibits	29

	Signatures	30

Forward-Looking Statements

ERHC Energy Inc. (also referred to as “ERHC” or the “Company” and denoted by the use of the pronouns “we,” “our” and “us” as the case may be in this Report) or its representatives may, from time to time, make or incorporate by reference certain written or oral statements of historical fact, statements  that  include, but are not limited to, information concerning the Company’s possible or assumed future business activities and results of operations and statements about the following subjects:

●	business strategy;

●	growth opportunities;

●	future development of concessions, exploitation of assets and other business operations;

●	future market conditions and the effect of such conditions on the Company’s future activities or results of operations;

●	future uses of and requirements for financial resources;

●	interest rate and foreign exchange risk;

●	future contractual obligations;

●	outcomes of legal proceedings including;

●	future operations outside the United States;

●	competitive position;

●	expected financial position;

●	future cash flows;

●	future liquidity and sufficiency of capital resources;

●	future dividends;

●	financing plans;

●	tax planning;

●	budgets for capital and other expenditures;

●	plans and objectives of management;

●	compliance with applicable laws; and,

●	adequacy of insurance or indemnification.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED BALANCE SHEETS

	December 31, 2012	September 30, 2012

ASSETS

Current assets:
Cash and cash equivalents	$5,421,245	$7,665,990
Investment in Oando Energy Resources	850,418	540,912
Prepaid expenses and other	187,407	320,725

Total current assets	6,459,070	8,527,627

Oil and gas concession fees	10,054,903	10,046,303
Furniture and equipment, net of accumulated depreciation of $200,228 and $175,195 at December 31, 2012 and September 30, 2012, respectively	321,694	47,783
Income tax receivable	2,018,533	2,018,398

Total assets	$18,854,200	$20,640,111

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$549,600	$610,790
Signing bonus payable - Chad	4,000,000	5,000,000

Total current liabilities	4,549,600	5,610,790

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $0.0001; authorized 10,000,000 shares; none issued and outstanding	-	-
Common stock, par value $0.0001; authorized 3,000,000,000 shares; issued and outstanding 739,458,854 shares	73,947	73,947
Additional paid-in capital	99,487,395	99,479,431
Accumulated other comprehensive loss	(499,582)	(809,087)
Losses accumulated in the development stage	(84,757,160)	(83,714,970)

Total shareholders’ equity	14,304,600	15,029,321

Total liabilities and shareholders' equity	$18,854,200	$20,640,111

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

			September 5, 1995
	Three Months Ended		(Inception) to
	December 31,		December 31,
	2012	2011	2012

Costs and expenses:
General and administrative	$1,017,592	$1,040,099	$87,431,618
Depreciation	25,033	3,844	1,548,541
Gain on sale of partial interest in
DRSTP concession	-	-	(30,102,250)
Write-offs and abandonments	-	-	7,742,128

Total costs and expenses	(1,042,625)	(1,043,943)	(66,620,037)

Other income and (expenses):
Interest income	435	1,469	4,851,039
Gain (loss) from settlements		-	130,178
Other income	-	-	439,827
Interest expense	-	-	(12,145,336)
Provision for loss on deposits	-	-	(5,292,896)
Loss on extinguishment of debt	-	-	(5,749,575)

Total other income and (expense)	435	1,469	(17,766,763)

Loss before benefit (provision) for income taxes	(1,042,190)	(1,042,474)	(84,386,800)

Benefit (provision) for income taxes:
Current	-	-	(1,330,360)
Deferred	-	-	960,000
Total benefit (provision)for income taxes	-	-	(370,360)

Net loss	$(1,042,190)	$(1,042,474)	$(84,757,160)

Net loss per common share -basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	739,458,854	738,933,854

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS

			September 5, 1995
	Three Months Ended		(Inception) to
	December 31,		December 31,
	2012	2011	2012

Net loss	$(1,042,190)	$(1,042,474)	$(84,757,160)

Other comprehensive gain (loss) on Securities	309,505	-	(499,582)

Other comprehensive loss	$(732,685)	$(1,042,474)	$(85,256,742)

The accompanying notes are an integral part of these unaudited consolidated financial statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

			September 5, 1995
	Three Months Ended		(Inception) to
	December 31,		December 31,
	2012	2011	2012

Cash Flows From Operating Activities:
Net loss	$(1,042,190)	$(1,042,474)	$(84,757,160)
Adjustments to reconcile net loss to
Depreciation and depletion expense	25,033	3,844	1,548,538
Provision for loss on deposits	-	-	5,292,896
Write-offs and abandonments	-	-	7,742,128
Deferred income taxes	-	-	(2,018,398)
Compensatory stock options	-	-	1,332,132
Gain from settlement	-	-	(617,310)
Gain on sale of partial interest in
DRSTP concession	-	-	(30,102,250)
Amortization of beneficial conversion feature associated with convertible debt	-	-	2,793,929
Amortization of deferred
compensation	-	-	1,257,863
Loss on extinguishment of debt	-	-	5,669,500
Stock issued for services	-	-	20,897,077
Stock issued for settlements	-	-	225,989
Stock issued for officer bonuses	7,964	19,755	5,229,602
Stock issued for interest and penalties on convertible debt	-	-	10,631,768
Stock issued for board compensation	-	-	2,725,949
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,176	88,154	(318,545)
Accounts payable and other accrued liabilities	(61,187)	(142,359)	(2,598,373)
Accounts payable and accrued liabilities, related party	-	-	55,844
Accrued retirement obligation	-	-	365,000
Net cash used in operating activities	(1,068,204)	(1,073,080)	(54,643,821)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

			September 5, 1995
	Three Months Ended		(Inception) to
	December 31,		December 31,
	2012	2011	2012
Cash Flows From Investing Activities:
Purchase of long-term investment	-	-	(5,292,896)
Purchase of oil and gas concessions	(1,008,600)	-	(8,789,403)
Proceeds from sale of partial interest
In DRSTP concession	-	-	45,900,000
Proceeds from U.S. Treasury bills	-	-	5,011,000
Purchase of U.S. Treasury bills and accrued interest	-	(795)	(5,011,000)
Purchase of investment in marketable equity securities	-	-	(1,350,000)
Purchase of restricted certificate of deposit	-	-	(131,000)
Proceeds from sale of restricted certificate of deposit	-	131,000	131,000
Purchase of furniture and equipment	(167,941)	-	(1,166,008)
Net cash provided by (used in)investing activities	(1,176,541)	130,205	29,301,693
Cash Flows From Financing Activities:
Proceeds from warrants exercised	-	-	160,000
Proceeds from common stock, net of expenses	-	-	8,776,549
Proceeds from line of credit, related party	-	-	2,750,000
Proceeds from non-convertible debt related party	-	-	158,700
Proceeds from convertible debt,related party	-	-	8,207,706
Proceeds from sale of convertible debt	-	-	9,019,937
Proceeds from bank borrowing	-	-	175,000
Proceeds from stockholder loans	-	-	1,845,809
Proceeds from stock subscription receivable	-	-	913,300
Repayment of shareholder loans	-	-	(1,020,607)
Repayment of long-term debt	-	-	(223,021)
Net cash provided by financing activities	-	-	30,763,373
Net increase (decrease) in cash and cash equivalents	(2,244,745)	(942,875)	5,421,245
Cash and cash equivalents, beginning of period	7,665,990	7,137,151	-
Cash and cash equivalents, end of period	$5,421,245	$6,194,276	$5,421,245
Supplemental cashflow information Noncassh investing activities
Unrealized gain (losses) on securities	$309,505	$-	$(499,582)
Reclass of prepaid expenses to furniture and equipment	$131,000	$-	$131,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND BUSINESS ORGANIZATION

The consolidated financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods on a basis consistent with the annual audited financial statements.  All such adjustments are of a normal recurring nature.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year.  Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to such rules and regulations, although ERHC Energy Inc. (“ERHC” or the “Company”) believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

Recent accounting pronouncements

There have been no recently issued accounting pronouncements that have had or are expected to have a material impact on the Company’s consolidated financial statements.

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

During the three months ended December 31, 2012, the Company’s investment in the common stock and warrants of OER, a Canadian oil and gas company that trades on the Toronto Stock Exchange (TSX) increased in value by $309,505. This increase in value is included as an increase in stockholders' equity in accumulated other comprehensive income.

NOTE 3 – OIL AND GAS CONCESSIONS

The following is an analysis of the cost of oil and gas concessions at December 31, 2012 and September 30, 2012:

	December 31, 2012	September 30, 2012

DRSTP concession	$2,839,500	$2,839,500
Chad concession	6,800,600	6,800,600
Kenya concession	326,073	326,073
Pending concessions in other African countries	88,730	80,130

	$10,054,903	$10,046,303

NOTE 4 - STOCKHOLDERS' EQUITY

During the three months ended December 31, 2012, the Company recognized compensation expense of $7,964 related to options granted to the Board of Directors in fiscal year 2012.  As of December 31, 2012, there are 4,750,000 options outstanding; none of which are exercisable.  These options have aweighted average remaining term of 1 year and an intrinsic value of zero. Unamortized compensation cost related to these options amounted to $31,855 which is expected to be recognized over the remaining one year vesting period.

During the three months ended December 31, 2012, there were no new warrants granted and none were exercised, cancelled or expired.  As of December 31, 2012, the Company has 13,777,729 outstanding and exercisable warrants with a weighted average exercise price and remaining term of $0.32 per share and 2.2 years, respectively.  As of December 31, 2012, these warrants have an intrinsic value of zero.

Rights Offering

On December 17, 2012 the Company undertook a rights offering wherein each shareholder is entitled to non-transferable subscription rights to purchase shares of common stock at a subscription price of $0.075 per share. Under the rights offering, the Company is offering up to 246,486,285 shares of its common stock (or roughly 33% of its shares currently outstanding). On December 27, 2012 the Company issued one subscription right to current shareholders for every three shares of common stock held at the December 17, 2012 record date. The Rights Offering expired on January 31, 2013 but was further extended to February 28, 2013.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

COMMITMENTS UNDER PRODUCTION SHARE CONTRACTS

Republic of Kenya Concession Fees and Other Financial Commitments

On June 28, 2012, ERHC entered into a production sharing contract ("PSC") with the Government of the Republic of Kenya for certain land based hydrocarbon exploration and production of Block 11A located in northwestern Kenya.

As of December 31, 2012, ERHC had paid in full the requisite signature bonus of $310,000 and is committed under terms of the PCS to spend at least $10,250,000 over the first two years on a minimum work program and an additional $30,000,000 in each of the following two periods of two years each.

Additionally, under the terms of the PSC, during the initial exploration term of two years that started in the first quarter of 2013, ERHC will pay surface fees of $60,000 per year and annual training fees of $175,000 per year.

Republic of Chad Concession Fees and Other Financial Commitments

On June 30, 2011, ERHC entered into a production sharing contract ("PSC") with Chad for certain onshore hydrocarbon exploration and development. Under terms of the PSC as sealed by the Approval Law issued subsequently, a total signature bonus of $6,000,000 is payable by ERHC.  The PSC requires that the signature bonus of $6 million be paid as follows:  $1 million upon transmittal of an Approval Law by Chad to ERHC, $4 million is due within 90 days of the later of (a) a publication of the Approval Law in Chad’s official gazette and (b) a notification of ERHC of the Award Order, and $1 million is due 120 days after the date of transmittal of the Approval Law to ERHC.

As of December 31, 2012, ERHC has paid or incurred:

a.	$1,000,000 out of the initial signature bonus commitment, paid additional $1,000,000 during the first quarter of the fiscal year 2013, and accrued for the balance of $4,000,000.

b.	$480,000 as legal fees and costs for the drafting and negotiation of the PSC, as provided for in the PSC

c.	$312,600 in advisers’ and ancillary costs related to the PSC

ERHC is also committed under the PSC to:

a.	spend at least $15,000,000 over the first five years on a minimum work program and at least an additional $1,000,000 over a further period of up to three years

b.
surface fees of $27,000 per calendar year during the first validity period, and lasting for up to eight years.  Surface fees for subsequent periods will depend on the exploration progress as well as on the acreage retained by ERHC.

As of December 31, 2012, particular milestones are outstanding including certain financial obligations as provided in the PSC, as indicated above. Management is currently pursuing the formal extension of timelines for the commencement of the work program and meeting of pecuniary obligations under the PSC with the Government of Chad.  The formal timeline extensions will enable the conclusion of administrative and other obligations on both sides (including the setting up of a management committee for the exploration) that are a pre-requisite to the effective execution of ERHC’s PSC commitments.

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

The following discussion should be read in conjunction with the Company’s unaudited consolidated financial statements (including the notes thereto) and Item 1A of Part II; “Risk Factors,” included elsewhere in this report and the Company’s audited consolidated financial statements and the notes thereto, Item 7; and  “Management’s Discussion and Analysis of Financial Condition and Plan of Operations” and Item 1A, “Risk Factors” included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012.  The Company’s historical results are not necessarily an indication of trends in operating results for any future period.   References to “ERHC” or the “Company” mean ERHC Energy Inc., a Colorado corporation, and, unless expressly stated or the context otherwise requires, its wholly owned subsidiary.

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

ERHC’s strategy in Kenya and Chad is to perform exploration work and further establish the prospectivity of  assets acquired through Production Sharing Contracts (PSCs) with the governments of both countries.  ERHC plans to raise up to $48 million to cover the projected costs of exploration in the near future.  ERHC is simultaneously entertaining discussions with other exploration and production companies which want to farm into ERHC’s interests in Kenya and Chad.  ERHC expects that such farm-in arrangements, if entered into, might lower the risk and cost of the exploration programs to ERHC.

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

Oil and Gas occurrences in the region

Production Sharing Contract (PSC) on ERHC’s Block in Kenya

On June 28, 2012, the Company announced that it had signed a Production Sharing Contract (PSC) on  Block 11A with the Government of Kenya.  A PSC is an agreement that governs the relationship between ERHC (and any future joint-venture partners) and the Government of Kenya in respect of exploration and production in the Block awarded to the Company.  The PSC details, among other things, the work commitments (including acquisition of data, drilling of wells, social projects, etc.), the time frame for completion of the work commitments, production sharing between the parties and the Government, and how the costs of exploration, development and production will be recovered.

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

The PSC requires a signature bonus of $310,000 which the Company paid in full..  The PSC also requires the Company, upon entry into each exploration period, to provide a bank guarantee of 50% and a parent company guarantee of 50% of its full minimum work and expenditure obligations under the work program for each exploration period.

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

Developments in Kenya in the Three Months Ended December 31, 2012

The Company recently received formal approval for its 2013 work program in Kenya. That work program is focused on conducting a Full Tensor Gravity (FTG) survey to define the major structural elements of our Block 11A. FTG acquisition measures minute changes of the earth's gravity caused by differences in density in the local geology. When combined with known geologic information and other kinds of data, FTG data will be used to assess geological structures and potential resource deposits.  This activity will help the Company better identify potential leads and prospects and focus the Company’s acquisition of seismic data.

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

Chad Oil Background and Overview

The country covers almost 1,284,000 km2 and is situated in what has become a golden triangle of African oil production.  Chad is bordered by Libya, Nigeria and Sudan which are among Africa’s largest producers of crude oil.  Cameroon which borders Chad in the South West is also a net exporter of crude oil..

Chad is now amongst Sub-Saharan Africa’s more significant crude oil producers.  The country has reported proven oil reserves of 1.5 billion barrels with recent studies indicating that there is the potential for more discoveries.  Production came on stream in 2003 when a consortium of Chevron, Esso E&P (Exxon) and PETRONAS brought the Miandoum field into production.  Production followed from the Kome and Bolobo fields in 2004 while the Nya, Moundouli and Maikeri fields went into production between 2005 and 2007.  In 2007, the Chinese National Petroleum Company (“CNPC”) began producing from the Mimosa and Ronier fields in the Bongor basin in South Western Chad.

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

Production Sharing Contract (PSC) on ERHC’s Three Blocks in Chad

On July 6, 2011, the Company announced that it had signed a Production Sharing Contract (PSC) on the three oil blocks with the Government of Chad.  A PSC is an agreement that governs the relationship between ERHC (and any future joint-venture partners) and the Government of Chad in respect of exploration and production in the Blocks awarded to the Company.  The PSC details, among other things, the work commitments (including acquisition of data, drilling of wells, social projects, etc.), the time frame for completion of the work commitments, production sharing between the parties and the Government, and how the costs of exploration, development and production will be recovered.  The PSC requires a signature bonus of $6 million, $1 million of which was paid upon transmittal of an Approval Law by Chad to ERHC in July 2011, $4 million are due within 90 days of the later of (a) a publication of the Approval Law in Chad’s official gazette and (b) a notification of ERHC of the Award Order, and $1 million is due 120 days after the date of transmittal of the Approval Law to ERHC.  ERHC is currently pursuing the formal extension of timelines for the commencement of the work program and meeting of pecuniary obligations under the PSC with the Government of Chad.

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

Status and Developments in Chad at December 31, 2012

The Company’s proposed 2013 work program in Chad will concentrate on focus areas in BDS-2008 with the goal of identifying leads and prospects for future drilling. The Company’s exploration team has delineated two focus areas situated directly north of numerous major discoveries on a rift margin along the Central African Shear Zone. Regional stratigraphic mapping indicates the presence of alluvial fan deltas and lacustrine deltas in ERHC’s areas of interest, which provide both reservoir and seal rocks. As in Kenya, the Company plans to pursue rift margin plays in Chad similar to those that led to recent major discoveries in East Africa.

As of December 31, 2012, particular milestones are outstanding including certain financial obligations as provided in the PSC. Management is currently pursuing the formal extension of timelines for the commencement of the work program and meeting of pecuniary obligations under the PSC with the Government of Chad.  The formal timeline extensions will enable the conclusion of administrative and other obligations on both sides (including the setting up of a management committee for the exploration) that are a pre-requisite to the effective execution of ERHC’s PSC commitments.

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

Status of ERHC’s  Blocks 2, 3 and 4 at December 31, 2012

The Company awaits a final decision as between the remaining parties to the PSC and the Joint Development Authority on how exploration in Blocks 2, 3 and 4 will proceed and the Company expects that decision could be made public at anytime. The three potential courses of action are entry into Phase 2 of the exploration program, further extension of Phase 1 or a withdrawal by some or all of the remaining parties from the PSC and relinquishment of the acreage. The Company intends to remain in the three Blocks and to retain its other interests in the JDZ.

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

Overview of ERHC’s EEZ Blocks

The Săo Tomé and Príncipe EEZ is a frontier exploration region that sits south of the Niger Delta and west of the Gabon salt basin, retaining similarities with each of those prolific hydrocarbon regions.  The regional seismic database comprises approximately 12,000 kilometers of seismic data. Interpretation of that seismic data shows numerous structures that have similar characteristics to known hydrocarbon accumulations in the area.

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

Status of ERHC’s EEZ Blocks at December 31, 2012

The Company anticipates that Production Sharing Contract negotiations related to our exploration Blocks in São Tomé and Príncipe Exclusive Economic Zone (EEZ) will be completed in the near future. The Company and the ANP-STP continue to negotiate diligently a few key terms that remain on the putative PSC with a view to making resulting provisions mutually satisfactory and equally beneficial to both sides.

INVESTMENT IN OANDO ENERGY RESOURCES (FORMERLY EXILE RESOURCES)

During the three months ended June 30, 2011, ERHC invested $1,350,000 in the stock of Exile Resources Inc, a company listed on the Toronto Stock Exchange’s Ventures Exchange (TSX-V:ERI), in open market purchases.  ERHC’s intention was to gain an indirect interest in Exile’s underlying oil and gas exploration and production assets as well as the ability to participate in Exile’s decision making in respect of those assets.  ERHC was particularly interested in Exile’s carried interest in the Akepo field in the Niger Delta.

The Akepo field is located in the shallow waters of the southeastern area of Nigeria in OML 90.  Exile Resources had 10 percent equity and up to a 17.5% economic interest in the field, with a subsidiary of Oando Plc (“Oando Petroleum”) carrying its costs.  From July 2011, Exile Resources commenced a reorganization exercise under agreement with Oando Plc (“Oando”) whereby a reverse takeover (“RTO”) of Exile Resources by Oando occurred.  In July 2012, Exile announced the completion of the RTO by Oando and the change of name of the company to Oando Energy Resources Inc, (“OER”). It also announced the approval by the Toronto Stock Exchange (TSX) of the listing of the company’s shares under the symbol “OER” on the TSX and commencement of trading in the shares on the TSX from July 30, 2012.

The approved terms of reorganization on the RTO were that each Exile shareholder received one share OER for every 16.28 shares held in Exile upon the RTO. Each Exile shareholder also received two shares purchase warrants for 16.28 shares held in Exile.  The first share purchase warrant entitled the purchase of one OER share at Cdn$1.5 within 12 months and the other entitled the purchase of one OER share at Cdn$2.00 within 24 months.

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

PLANS FOR FUNDING OF POTENTIAL ACQUISITIONS

ERHC's future plans may be dependent on the Company's ability to attract new funding.  The company is planning to raise up to $48 million over the next 18 months to fund exploration programs in Kenya and Chad.  Fund raising activities, in addition to the Rights Offering currently being undertaken, might include:

•	Issue shares of common stock through a registered direct offering

•	Convertible Loans and other debt instruments

•	Other available financing options

Rights Offerings

On December 27, 2012 the Company filed a prospectus supplement with the Securities and Exchange Commission in respect of the rights offering, ERHC distributed on a pro rata basis to the holders of its common stock one non-transferable subscription right for every three shares of common stock owned as of the close of business on the previously announced December 17, 2012 record date.

Each subscription right (with the total number of subscription rights issuable to a holder rounded down to avoid the issuance of fractional rights) entitles its holder to purchase one share of the Company’s common stock at a subscription price equal to $0.075 per share. In addition, holders of subscription rights who fully exercise all of their subscription rights may also request to purchase additional shares of the Company’s common stock that remain unsubscribed at the expiration of the rights offering, subject to the availability and pro rata allocation of shares among rights holders exercising such over-subscription right.

The Company offerred up to an aggregate of 246,486,285 shares of its common stock in the rights offering, inclusive of the over-subscription privileges, representing approximately 33 percent of its current outstanding shares of common stock, if fully subscribed. The rights offering terminated on January 31, 2013, however, the Company has  extended the right offering to February 28, 2013. Holders of rights will need to exercise their subscription rights prior to that time and date.

The Company plans to apply capital raised in the rights offering to fund specific exploration and development activities pursuant to work programs governing its exploration acreage in the Republics of Chad and Kenya, as well as for general corporate purposes and working capital needs.

The Rights Offering is being made by means of the effective prospectus supplement on file with the Securities and Exchange Commission, and holders of subscription rights are urged to read the prospectus supplement carefully. Copies of the prospectus supplement may be obtained from the subscription agent, Corporate Stock Transfer, Inc., Attn: Operations Department, 3200 Cherry Creek South Drive, Suite 430, Denver, Colorado 80209 at (303) 282-4800.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2012 Compared with the Three Months Ended December 31, 2011

General and administrative expenses decreased from $1,040,099 in the three months ended December 31, 2011 to $1,017,592  in the three months ended December 31, 2012.  Both periods reflect a normal level of expenses with decreased executive consulting expense in 2012.

During the three months ended December 31, 2012, the Company had a net loss of $1,042,190 compared with a net loss of $1,042,474 for the three months ended December 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2012, the Company had $5,421,245 in cash, cash equivalents and positive working capital of $1,909,470.  Management believes that this cash position should be sufficient to support the Company’s working capital requirements for more than 12 months.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2012, the Company had no off-balance sheet arrangements.

DEBT FINANCING ARRANGEMENTS

At December 31, 2012, the Company had a total of $4,549,600 in short term obligations, including a $4,000,000 signing bonus due under agreement with the government of Chad, $209,385 in accrued executive bonuses, $16,906 in accrued compensation owed to directors for serving on the ERHC board, and $278,078 of accounts payable.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s current focus is to exploit its primary assets, which are rights to working interests oil and gas exploration blocks in Kenya, Chad, the JDZ and EEZ under agreements with the  governments of Kenya, Chad, the JDA and the government of STP respectively.  The Company intends to continue to form relationships with other oil and gas companies with operational, technical and financial capabilities, to partner with the Company in leveraging its interests.  The Company currently has no other operations.

As of December 31, 2012, all the Company’s exploration and production acreages were located outside the United States.  The Company’s primary assets are agreements with Kenya, Chad, STP and the JDA which provide ERHC with rights to participate in exploration and production activities in Kenya, Chad, the EEZ and the JDZ in Africa.  This geographic area of interest is controlled by foreign governments that have historically experienced volatility of which is out of management’s control. The Company’s operations and its ability to exploit its interests in the agreements in this area may be impacted by this circumstance.

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

The Company’s  Chief Executive Officer and Principal Accounting Officer participated in an evaluation by management regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2012.  Based on their participation in that evaluation, the Company’s Chief Executive Officer and Principal Accounting Officer concluded that as of December 31, 2012, our disclosure controls and procedures are effective and ensure that the information required to be disclosed in the reports that ERHC files or submits under the Exchange Act, is accumulated and communicated to our management; including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure under the Exchange Act. ERHC officers also concluded on December 31, 2012 that our disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms.

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our operation and financial results are subject to various risks and uncertainties that could affect our business, financial condition, results of operations, and trading price of our common stock, including but not limited to, failing financial institutions.  Please refer to our annual report on Form 10-K for fiscal year 2012 for additional information concerning these and other uncertainties that could negatively impact the Company.

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

ERHC Energy Inc.

Name	Title	Date

/s/ Peter Ntephe	President	February 8, 2013
Peter Ntephe	Chief Executive Officer

/s/ Sylvan Odobulu	Vice President (Admin) and Controller	February 8, 2013
Sylvan Odobulu	Principal Accounting Officer