Form 10-Q
period 2013-03-31
ERHC Energy Inc
filed 2013-05-14
CIK 799235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares of common stock, par value $0.0001 per share, outstanding as of April 30, 2013, was 764,429,260

ERHC ENERGY INC.

Part I. Financial Information		Page

Item 1.	Financial Statements	5

	Unaudited Consolidated Balance Sheets at March 31, 2013 and September 30, 2012	5

	Unaudited Consolidated Statements of Operations for the Three and Six Months Ended March 31,2013 and 2012, and for the period from inception, September 5, 1995 to March 31, 2013	6

	Unaudited Consolidated Statements of Other Comprehensive Loss for the Three and Six Months Ended March 31, 2013 and 2012, and for the period from inception, September 5, 1995 to March 31, 2013	7

	Unaudited Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2013 and 2012,and for the period from inception, September 5, 1995 to March 31, 2013	8

	Notes to Unaudited Consolidated Financial Statements	10

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26

Item 4.	Controls and Procedures	26

Part II. Other Information

Item 1.	Legal Proceedings	27

Item 6.	Exhibits	29

	Signatures	30

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2013	2012

ASSETS

Current assets:
Cash and cash equivalents	$4,412,522	$7,665,990
Restricted cash	1,645,468	-
Investment in Oando Energy Resources	570,192	540,912
Prepaid expenses and other	278,070	320,725

Total current assets	6,906,252	8,527,627

Oil and gas concessions	10,054,903	10,046,303
Furniture and equipment, net of accumulated depreciation of $239,443 and $175,195 at March 31, 2013 and September 30,2012, respectively	286,399	47,783
Income tax receivable	2,018,533	2,018,398

Total assets	$19,266,087	$20,640,111

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$577,079	$610,790
Signing bonus payable - Chad	4,000,000	5,000,000

Total current liabilities	4,577,079	5,610,790

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $0.0001; authorized 10,000,000 shares; none issued and outstanding	-	-
Common stock, par value $0.0001; authorized 950,000,000 shares; issued and outstanding 764,429,260 and 739,458,854 shares at March 31, 2013 and September 30, 2012, respectively	76,443	73,947
Additional paid-in capital	101,028,011	99,479,431
Accumulated other comprehensive loss	(779,807)	(809,087)
Losses accumulated in the development stage	(85,635,639)	(83,714,970)

Total shareholders’ equity	14,689,008	15,029,321

Total liabilities and shareholders' equity	$19,266,087	$20,640,111

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

					September 5,
					1995 (Inception)
	Three Months Ended March 31,		Six Months Ended March 31,		to March 31,
	2013	2012	2013	2012	2013

Costs and expenses:
General and administrative	$839,723	$1,173,139	$1,857,313	$2,213,238	$88,271,340
Depreciation	39,215	3,436	64,248	7,280	1,587,755
Gain on sale of partial
Interest in DRSTP concession	-	-	-	-	(30,102,250)
Write-offs and abandonments	-	-	-	-	7,742,128

Total costs and expenses	(878,938)	(1,176,575)	(1,921,561)	(2,220,518)	(67, 498,973)

Other income and (expenses):
Interest income	463	2,950	898	4,419	4,851,502
Gain from settlements	-	-	-	-	130,178
Other income	-	-	-	-	439,827
Interest expense	(6)	-	(6)	-	(12,145,342)
Provision for loss on deposits	-	-	-	-	(5,292,896)
Loss on extinguishment of debt	-	-	-	-	(5,749,575)

Total other income and (expense)	457	2,950	892	4,419	(17,766,306)

Loss before benefit (provision) for income taxes	(878,481)	(1,173,625)	(1,920,669)	(2,216,099)	(85,265,279)

Benefit (provision) for income taxes:
Current	-	-	-	-	(1,330,360)
Deferred	-	-	-	-	960,000

Total benefit (provision)for income taxes	-	-	-	-	(370,360)

Net loss	$(878,481)	$(1,173,625)	$(1,920,669)	$(2,216,099)	$(85, 635,639)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding basic and diluted	739,458,854	738,933,854	739,458,854	738,933,854

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS

					September 5,
					1995 (Inception)
	Three Months Ended March 31,		Six Months Ended March 31,		to March 31,
	2013	2012	2013	2012	2013

Net loss	$(878,481)	$(1,173,625)	$(1,920,669)	$(2,216,099)	$(85,635,639)
Other comprehensive income (loss) on available for sale securities	(280,225)	-	29,280	-	(779,807)

Other comprehensive loss	$(1,158,706)	$(1,173,625)	$(1,891,389)	$(2,216,099)	$(86, 415,446)

The accompanying notes are an integral part of these unaudited consolidated financial statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

			September 5,
			1995 (Inception)
	Six Months Ended March 31,		to March 31,
	2013	2012	2013
Cash Flows From Operating Activities:
Net loss	$(1,920,669)	$(2,216,099)	$(85, 635,639)
Adjustments to reconcile net loss to net cash Used in operating activities:
Depreciation and depletion expense	64,248	7,280	1,587,755
Provision for loss on deposits	-	-	5,292,896
Write-offs and abandonments	-	-	7,742,128
Deferred income taxes	-	-	(2,018,398)
Compensatory stock options	10,898	2,179	1,343,030
Gain from settlement	-	-	(617,310)
Gain on sale of partial interest in DRSTP concession	-	-	(30,102,250)
Amortization of beneficial conversion feature associated with convertible debt	-	-	2,793,929
Amortization of deferred compensation	-	-	1,257,863
Loss on extinguishment of debt	-	-	5,669,500
Stock issued for services	-	-	20,897,077
Stock issued for settlements	-	-	225,989
Stock issued for officer bonuses	-	28,342	5,221,638
Stock issued for interest and penalties on convertible debt	-	-	10,631,768
Stock issued for board compensation	-	-	2,725,949
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(88,481)	(30,739)	(409,204)
Accounts payable and other accrued Liabilities	(33,711)	(19,758)	(2,570,897)
Accounts payable and accrued liabilities,related party	-	-	55,844
Accrued retirement obligation	-	-	365,000

Net cash used in operating activities	(1,967,715)	(2,228,795)	(55,543,332)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

			September 5,
			1995 (Inception)
	Six Months Ended March 31,		to March 31,
	2013	2012	2013

Cash Flows From Investing Activities:
Purchase of long-term investment	-	-	(5,292,896)
Purchase of and deposits on oil and gas concessions	(1,008,600)	(50,599	(8,789,403)
Proceeds from sale of partial interest in DRSTP concession	-	-	45,900,000
Proceeds from sale of U.S. Treasury bills	-	-	5,011,000
Purchase of U.S. Treasury bills and accrued interest	-	(3,285)	(5,011,000)
Purchase of investment in marketable equity securities	-	-	(1,350,000)
Restricted cash	(1,645,468)	-	(1,645,468)
Purchase of restricted certificate of deposit	-	-	(131,000)
Proceeds from sale of restricted certificate of deposit	-	131,000	131,000
Purchase of furniture and equipment	(171,863)	(2,600)	(1,169,930)

Net cash provided by (used in) investing activities	(2,825,931)	74,516	27,652,303

Cash Flows From Financing Activities:
Proceeds from warrants exercised		-	160,000
Proceeds from common stock, net of expenses	1,540,178	-	10,316,727
Proceeds from line of credit, related party	-	-	2,750,000
Proceeds from non-convertible debt, related party	-	-	158,700
Proceeds from convertible debt, related party	-	-	8,207,706
Proceeds from sale of convertible debt	-	-	9,019,937
Proceeds from bank borrowing	-	-	175,000
Proceeds from stockholder loans	-	-	1,845,809
Proceeds from stock subscription receivable	-	-	913,300
Repayment of shareholder loans	-	-	(1,020,607)
Repayment of long-term debt	-	-	(223,021)

Net cash provided by financing activities	1,540,178	-	32,303,551

Net increase (decrease) in cash and cash equivalents	(3,253,468)	(2,154,279)	4,412,522

Cash and cash equivalents, beginning of period	7,665,990	7,137,151	-

Cash and cash equivalents, end of period	$4,412,522	$4,982,872	$4,412,522
Supplemental cash flow information – Noncash investing activities
Unrealized gain (losses) on securities	29,280		(779,807)
Reclass of prepaid expenses to furniture and equipment	131,000		131,000

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

Restricted cash

Restricted cash represent proceeds received from the Rights Offering which were held in escrow as of March 31, 2013.  The amount was made available for use by the Company in its operations in April 2013.

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

During the six months ended March 31, 2013, the Company’s investment in the common stock and warrants of OER, a Canadian oil and gas company that trades on the Toronto Stock Exchange (TSX) increased in value by $29,280. This increase in value is included as an increase in stockholders' equity in accumulated other comprehensive income.

NOTE 3 – OIL AND GAS CONCESSIONS

The following is an analysis of the cost of oil and gas concessions at March 31, 2013 and September 30, 2012:

	March 31,	September 30,
	2013	2012

DRSTP concession	$2,839,500	$2,839,500
Chad concession	6,800,600	6,800,600
Kenya concession	326,073	326,073
Pending concessions in other African countries	88,730	80,130

	$10,054,903	$10,046,303

NOTE 4 - STOCKHOLDERS' EQUITY

During the six months ended March 31, 2013, the Company recognized compensation expense of $10,898 related to options granted to the Board of Directors and Officers in fiscal year 2012.  As of March 31, 2013, there are 4,150,000 options outstanding; none of which are exercisable.  600,000 options were forfeited during the period.  These options have a weighted average remaining term of nine months and an intrinsic value of zero. Unamortized compensation cost related to these options amounted to $20,874 which is expected to be recognized over the remaining nine months vesting period.

During the six months ended March 31, 2013, there were no new warrants granted and none were exercised, cancelled or expired.  As of March 31, 2013, the Company has 13,777,729 outstanding and exercisable warrants with a weighted average exercise price and remaining term of $0.32 per share and 1.96 years, respectively.  As of March 31, 2013, these warrants have an intrinsic value of zero.

Rights Offering

On December 17, 2012 the Company implemented a rights offering under the terms of which each shareholder was entitled to non-transferable subscription rights to purchase shares of common stock at a subscription price of $0.075 per share. Under the rights offering, the Company offered up to 246,486,285 shares of its common stock (or roughly 33% of outstanding shares at the date of the offering).  On December 27, 2012 the Company issued one subscription right to current shareholders for every three shares of common stock held at the December 17, 2012 record date.  The Rights Offering was closed on March 15, 2013 and resulted to net proceeds to the Company of $1,540,178 from the exercise of approximately 22,000,000 subscription rights (including certain oversubscription privileges). A total of 24,970,406 shares were issued from the Rights Offering.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

COMMITMENTS UNDER PRODUCTION SHARE CONTRACTS

Republic of Kenya Concession Fees and Other Financial Commitments

On June 28, 2012, ERHC entered into a production sharing contract ("PSC") with the Government of the Republic of Kenya for hydrocarbon exploration and production of Block 11A located in northwestern Kenya.

As of March 31, 2012, ERHC paid in full the requisite signature bonus of $310,000.  ERHC is committed under terms of the PSC to spend at least $10,250,000 over the first two years on a minimum work program and an additional $30,000,000 in each of the following two periods of two years each.

Additionally, under the terms of the PSC, during the initial exploration term of two years that started in the first quarter of 2013, ERHC will pay surface fees of $54,000 per year and annual training fees of $175,000 per year.  During the quarter, ERHC paid these fees for the 2013 to the government of Kenya.

Republic of Chad Concession Fees and Other Financial Commitments

On June 30, 2011, ERHC entered into a production sharing contract ("PSC") with Chad for onshore hydrocarbon exploration and development in three blocks. Under terms of the PSC as sealed by the Approval Law issued subsequently, a total signature bonus of $6,000,000 is payable by ERHC.  The PSC requires that the signature bonus be paid as follows:  $1,000,000 upon transmittal of an Approval Law by Chad to ERHC, $4,000,000 is due within 90 days of the later of (a) a publication of the Approval Law in Chad’s official gazette and (b) a notification of ERHC of the Award Order, and $1,000,000 is due 120 days after the date of transmittal of the Approval Law to ERHC.

As of March 31, 2013, ERHC has paid or incurred:

a.	$2,000,000 out of the signature bonus commitment with the balance of $4,000,000 in accrual

b.	$480,000 as legal fees and costs for the drafting and negotiation of the PSC, as provided for in the PSC

c.	$312,600 in advisers’ and ancillary costs related to the PSC

ERHC is also committed under the PSC to:

a.	Spend at least $15,000,000 over the first five years on a minimum work program and at least an additional $1,000,000 over a further period of up to three years.

b.
Pay surface fees of $27,000 per calendar year during the first validity period, and lasting for up to eight years.  Surface fees for subsequent periods will depend on the exploration progress as well as on the acreage retained by ERHC.

As of March 31, 2013, particular milestones are outstanding including certain financial obligations as provided in the PSC, as indicated above. Management is currently pursuing the formal extension of timelines for the commencement of the work program and meeting of pecuniary obligations under the PSC with the Government of Chad.  The formal timeline extensions will enable the conclusion of administrative and other obligations on both sides (including the setting up of a management committee for the exploration) that are a pre-requisite to the effective execution of ERHC’s PSC commitments.

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

Suspension of Proceedings on the Arbitration and Lawsuit

Proceedings on the suit and the arbitration are currently suspended while the Company pursues amicable settlement with the Governments of Nigeria and Săo Tomé & Príncipe. As of March 31, 2013, the suit and arbitration remained suspended while the Company continued to pursue settlement.

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

Kenya Oil Background and Overview

East Africa has emerged in recent years as arguably one of the most exciting, new oil provinces in the world with major discoveries of oil in Uganda’s Block 1 (EA1), and Kenya’s Ngamia-1, and large gas discoveries, including the Zafarani find, offshore Tanzania.

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

Gravity data, acquired earlier in the area, enabled the delineation of a sedimentary basin within the Block 11A area below the Lotikipi plain. The basin-fill is believed to be in excess of 5,000 meters, well above the threshold for sufficiently buried and mature organic matter for oil generation. Additionally, gravity data derived from satellite suggest extensions of the Tertiary Rift system into the south western part of Block 11A

Block 11A is in the vicinity of blocks operated by one of the most prolific oil and gas explorers in Africa. Drilling activity in area has resulted in successful wells, including Ngamia-1and the Twiga-South-1 in Block 10BB.

Oil and Gas occurrences in the region

Production Sharing Contract (PSC) on ERHC’s Block in Kenya

On June 28, 2012, the Company signed a Production Sharing Contract (PSC) on Block 11A with the Government of Kenya.  A PSC is an agreement that governs the relationship between ERHC (and any future joint-venture partners) and the Government of Kenya in respect of exploration and production in the Block awarded to the Company.  The PSC details, among other things, the work commitments (including acquisition of data, drilling of wells, social projects, etc.), the time frame for completion of the work commitments, production sharing between the parties and the Government, and how the costs of exploration, development and production will be recovered.

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

The PSC requires a signature bonus of $310,000 which the Company paid in full on signature of the PSC.  The PSC also requires the Company, upon entry into each exploration period, to provide a bank guarantee of 50% and a parent company guarantee of 50% of its minimum expenditure obligations in respect of the work program for each exploration period.

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

Status and Developments in Kenya at March 31, 2013

As of March 31, 2013, ERHC was preparing for the rollout of activities on its exploration work program in Kenya Block 11A and simultaneously entertaining discussions with other companies interested in farming into the Block.  Subsequently, on May 5, 2013, the Company announced that it had signed a letter of intent with an integrated international oil and gas company for a farm-out of part of the Company’s interest in the Block.

The Company’s potential partner is a renowned multinational operator with exploration and production interests spread across several continents. The parties are proceeding to negotiate the definitive terms for a farm-out. Any agreement reached will be subject to the approvals of the respective boards of both companies and of the Government of Kenya.

Until a definitive farm-out agreement is entered into and approved, ERHC continues to operate Kenya Block 11A. ERHC’s work program under the PSC is continuing apace. The Company is currently reviewing bids from several service companies for process management and execution of a Full Tensor Gravity Gradiometry (FTG) survey of the Block. The FTG survey is an airborne survey that aids significantly in the structural mapping of prospective hydrocarbon basins. It has contributed to some recent, commercial oil discoveries in Uganda and Kenya.

Prior to the commencement of EIA and FTG activities, ERHC expects to hold a town-hall meeting with local communities and other stakeholders within the Block to explain the proposed activities.  ERHC will convene the meeting in conjunction with the Kenyan Ministry of Energy.

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

ERHC has a 100% interest in the Manga Block which is north of Lake Chad, along the border with Niger.  The Company also has 100% interest in BDS 2008 and 100% interest in the northern half of Chari-Ouest Block 3 which lie next to the prolific Doba and Doseo Basin oilfields. In 2010, the Doba and Doseo Basin oilfields had an average production of 122,500 barrels of crude oil per day.  BDS 2008 is also bounded by the Bongor basin which hosts the producing Mimosa and Ronier fields.  Extensive exploration activity in the three basins has resulted in a large number of recent discoveries, including the Benoy-1 in Chari-Ouest Block 3 by the Taiwanese Company, OPIC.  The Benoy-1 discovery, adjacent to ERHC’s license area, is estimated to have the potential for up to 9,800 barrels of high-quality, light crude per day and 1.2 million cubic feet of natural gas per day.

The Doba and Doseo basins are part of the Central African rift system.  They contain up to 10 km of non-marine sediments recording the complex tectonic and climatic evolution of the region from Early Cretaceous to the present. The Doba basin is within the oil-proved zone confirmed by the M’biku and Belanga Wells.  The Doseo Basin is one of the tertiary–cretaceous Chad rift basins.  The basin is bordered by the Central African Republic in the South and South East. Wells drilled in this basin include Kedini-1, Keita-1, Kibea-1, Kikwey-1, Maku-1, Nya-1, North Sako-1, Tega-1, Bambara-1 and Bona Kaba-1.  These wells were drilled by Exxon and Conoco and all discovered hydrocarbons except for Keita-1 and Bona Kaba-1

ERHC plans to focus its work program initially on the BDS 2008 and Chari Ouest III Blocks in Southern Chad. ERHC’s holdings in the two Blocks encompass 20,860 square kilometers or 5.155 million acres.  Both Blocks are located on the north flank of the Doba/Doseo basin, where Esso and partners have been active in exploration and development projects in the area for decades.  ERHC recently invited eligible contractors to submit expressions of interest in providing Environmental Impact Assessment (EIA), gravity/magnetic and seismic acquisition services in the focus area.  Furthermore, the proximity of the Chad-Cameroon pipeline to these blocks provides necessary infrastructure for the exploitation of potential oil and gas reserves.

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

ERHC’s proposed exploration work program covers the three blocks as a whole and broadly is as follows:

During the Initial Period of 5 years of the Exploration Phase, ERHC plans to carry out regional geology and field studies utilizing existing well logs and 2D seismic data. Construct regional structure isopach and facies maps and cross-sections at key formation tops,, organize the G&G database and perform basin evaluation and modeling to describe petroleum system and migration paths.  This will be followed by geophysical work such as the acquisition and study of available gravity and magnetic surveys to define the major structural elements, possible reprocessing of the existing 2D seismic data, and interpretation of the existing 2D seismic data to prepare regional structure maps at key formations and tectonic horizons, followed on by acquisition of 2D seismic over the prospects and leads based on the outcome of gravity/magnetic and 2D seismic interpretations of existing seismic to better define the prospects. If necessary, acquisition of 3D seismic data to further analyze the prospects prior to drilling.

If suitable drill-ready prospects are identified in this Initial Period of 5 years, there is a possibility ERHC might elect to drill its exploration well in this period. However, because the PSC does not require the drilling of an exploration well in this Initial Period, the well could be drilled in the following 3 year Renewal Period.

Status and Developments in Chad at March 31, 2013

The Company’s proposed 2013 work program in Chad will concentrate on two focus areas in BDS-2008 with the goal of identifying leads and prospects for future drilling. Focus area 1 is situated directly north of the Tega and Maku oil discoveries made by Esso in the 1980s and focus area 2 is situated directly east of recent discoveries made by OPIC. Regional stratigraphic mapping indicates the presence of alluvial fan deltas and lacustrine deltas in ERHC’s areas of interest, which provide both reservoir and seal rocks. As in Kenya, the Company plans to pursue rift margin plays in Chad similar to those that led to recent major discoveries in East Africa.  ERHC’s current plans are to conduct a Full Tensor Gravity Gradiometry (FTG) survey over these focus areas. Prior to this an environmental impact study will be performed.

(a)
As of March 31, 2013, management was pursuing the formal extension of timelines for the commencement of the work program and meeting of pecuniary obligations under the PSC with the Government of Chad.  ERHC’s work program in Chad for 2013 and 2014 has subsequently been approved by the government of Chad. The work program involves a Full Tensor Gravity Gradiometry (FTG) survey to define the major structural elements of ERHC’s BDS 2008 block, which is the focus block for the approved work program. The FTG will be preceded by an Environmental Impact Assessment (EIA) of the focus area. FTG acquisition measures minute changes of the earth's gravity caused by differences in density in the local geology. When combined with known geologic information, FTG data will be used to assess geological structures.  This activity will help the Company better identify potential leads and prospects and help determine where future additional 2D seismic acquisition is required~~.~~

NIGERIA – SAO TOME AND PRINCIPE JOINT DEVELOPMENT ZONE (“JDZ”)

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

Status of ERHC’s Blocks 2, 3 and 4 at March 31, 2013

The Company awaits a final decision between the remaining parties to the PSC and the Joint Development Authority on how exploration in Blocks 2, 3 and 4 will proceed and the Company expects that decision could be made public at any time. The three potential courses of action are entry into Phase 2 of the exploration program, further extension of Phase 1 or a withdrawal by some or all of the remaining parties from the PSC and relinquishment of the acreage. The Company intends to remain in the three Blocks and to retain its other interests in the JDZ.

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

Status of ERHC’s EEZ Blocks at March 31, 2013

PSC negotiations between the national petroleum agency of Săo Tomé and Príncipe (ANP-STP) have reached an advanced stage in respect of Block 4 of the EEZ.  ERHC is also seeking to actuate negotiations in respect of Block 11 of the EEZ.

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

ERHC is continuously examining potential acquisitions and engaging in discussions on a number of potential exploration and production opportunities in Africa.  Ultimately, ERHC seeks a portfolio of assets and companies from which it can derive significant strategic value. Securing such potential acquisitions will of course depend on the availability of adequate financing.

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

 PLANS FOR FUNDING OF POTENTIAL ACQUISITIONS

ERHC's future plans may be dependent on the Company's ability to attract new funding.  The company is planning to raise up to $48 million over the next 18 months to fund exploration programs in Kenya and Chad.  Fund raising activities, in addition to the recently concluded rights offering, might include:

•	Issue shares of common stock through a registered direct offering

•	Convertible Loans and other debt instruments

•	Farm-outs of part of the Company’s assets in Kenya, Chad and the São Tomé and Príncipe Exclusive Economic Zone (EEZ)

•	Other available financing options

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

The Company offered 246,486,285 shares of its common stock in the rights offering, representing approximately 33 percent of its outstanding shares of common stock. The rights offering was initially supposed to terminated on January 31, 2013 but was extended to February 28, 2013 and then to March 15, 2013. The Rights Offering resulted in net proceeds to the Company of $1,540,178 from the exercise of approximately 22,000,000 subscription rights (including certain oversubscription privileges).

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2013 Compared with the Three Months Ended March 31, 2012

General and administrative expenses decreased from $1,173,139 in the three months ended March 31, 2012 to $839,723 in the three months ended March 31, 2013.  Both periods reflect a normal level of expenses with decreased consulting expense in 2013.

During the three months ended March 31, 2013, the Company had a net loss of $878,481 compared with a net loss of $1,173,625 for the three months ended March 31, 2012.

Six Months Ended March 31, 2013 Compared with the Six Months Ended March 31, 2012

General and administrative expenses decreased from $2,213,238 in the six months ended March 31, 2012 to $1,857,313 in the six months ended March 31, 2013.  The decrease is due to ongoing efforts to cut general and administrative expenses.

During the six months ended March 31, 2013, the Company had a net loss of $1,920,669 compared with a net loss of $2,216,099 for the six months ended March 31, 2012.

 LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2013, the Company had $4,412,522 in cash, cash equivalents and positive working capital of $2,329,173.  Management believes that this cash position should be sufficient to support the Company’s working capital requirements for more than 12 months. The Company also had $1,645,468 in restricted cash, the resulting proceeds from the right offering. The restricted cash may be applied to the Company’s exploration work programs as well as general purposes and working capital needs and has been included in the calculation of the working capital amount above.

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2013, the Company had no off-balance sheet arrangements.

DEBT FINANCING ARRANGEMENTS

At March 31, 2013, the Company had a total of $4,577,079 in short term obligations, including a $4,000,000 signing bonus due under agreement with the government of Chad, $108,850 in accrued executive unused vacation, $100,500 in accrued  executive bonuses related to acquisition of Chadian Blocks, payment is deferred until the Blocks are monetized, $27,702 in accrued salaries, $49,843 in accrued compensation owed to directors for serving on the ERHC board, and $248,743 of accounts payable.

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

As of March 31, 2013, all the Company’s exploration and production acreages were located outside the United States.  The Company’s primary assets are agreements with Kenya, Chad, STP and the JDA which provide ERHC with rights to participate in exploration and production activities in Kenya, Chad, the EEZ and the JDZ in Africa.  This geographic area of interest is controlled by foreign governments that have historically experienced volatility of which is out of management’s control. The Company’s operations and its ability to exploit its interests in the agreements in this area may be impacted by this circumstance.

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

The Company’s  Chief Executive Officer and Principal Accounting Officer participated in an evaluation by management regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2013.  Based on their participation in that evaluation, the Company’s Chief Executive Officer and Principal Accounting Officer concluded that as of March 31, 2013, our disclosure controls and procedures are effective and ensure that the information required to be disclosed in the reports that ERHC files or submits under the Exchange Act, is accumulated and communicated to our management; including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure under the Exchange Act. ERHC officers also concluded on March 31, 2013 that our disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms.

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Suspension of Proceedings on the Arbitration and Lawsuit

Proceedings on the suit and the arbitration are currently suspended while the Company pursues amicable settlement with the Governments of Nigeria and Săo Tomé & Príncipe.

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

ERHC Energy Inc.

Name	Title	Date

/s/ Peter Ntephe	President	May 14, 2013
Peter Ntephe	Chief Executive Officer

/s/ Sylvan Odobulu	Vice President (Admin) and Controller	May 14, 2013
Sylvan Odobulu	Principal Accounting Officer