Form 10-Q
period 2013-06-30
ERHC Energy Inc
filed 2013-08-13
CIK 799235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares of common stock, par value $0.0001 per share, outstanding as of July 30, 2013, was 764,429,260

ERHC ENERGY INC.

Part I. Financial Information		Page

Item 1.	Financial Statements	5

	Unaudited Consolidated Balance Sheets at June 30, 2013 and September 30, 2012	5

	Unaudited Consolidated Statements of Operations for the Three and Nine Months Ended June 30,2013 and 2012, and for the period from inception, September 5, 1995 to June 30, 2013	6

	Unaudited Consolidated Statements of Other Comprehensive Loss for the Three and Nine Months Ended June 30, 2013 and 2012, and for the period from inception, September 5, 1995 to June 30, 2013	7

	Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2013 and 2012,and for the period from inception, September 5, 1995 to June 30, 2013	8

	Notes to Unaudited Consolidated Financial Statements	10

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26

Item 4.	Controls and Procedures	26

Part II. Other Information

Item 1.	Legal Proceedings	27

Item 6.	Exhibits	29

	Signatures	30

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

These types of statements and other forward-looking statements inherently are subject to a variety of assumptions, risks and uncertainties that could cause actual results, levels of activity, performance or achievements to differ materially from those expected, projected or expressed in forward-looking statements.  These risks and uncertainties include, among others, the following:

●	general economic and business conditions;
●	worldwide demand for oil and natural gas;
●	changes in foreign and domestic oil and gas exploration, development and production activity;
●	oil and natural gas price fluctuations and related market expectations;
●	termination, renegotiation or modification of existing contracts;
●	the ability of the Organization of Petroleum Exporting Countries, commonly referred to as “OPEC”, to set and maintain production levels and pricing, and the level of production in non-OPEC countries;
●	policies of the various governments regarding exploration and development of oil and gas reserves;
●	advances in exploration and development technology;
●	the political environment of oil-producing regions;
●	political instability in the Democratic Republic of Săo Tomé and Príncipe (“DRSTP”), the Federal Republic of Nigeria the Republic of Chad and Republic of Kenya
●	casualty losses;
●	competition;
●	changes in foreign, political, social and economic conditions;
●	risks of international operations, compliance with foreign laws and taxation policies and expropriation or nationalization of equipment and assets;
●	risks of potential contractual liabilities;
●	foreign exchange and currency fluctuations and regulations, and the inability to repatriate income or capital;
●	risks of war, military operations, other armed hostilities, terrorist acts and embargoes;
●	regulatory initiatives and compliance with governmental regulations;

●	compliance with tax laws and regulations;
●	customer preferences;
●	effects of litigation and governmental proceedings;
●	cost, availability and adequacy of insurance;
●	adequacy of the Company’s sources of liquidity;
●	labor conditions and the availability of qualified personnel; and,
●	various other matters, many of which are beyond the Company’s control.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2013	2012

ASSETS

Current assets:
Cash and cash equivalents	$4,616,065	$7,665,990
Investment in Oando Energy Resources	503,287	540,912
Prepaid expenses and other	263,357	320,725

Total current assets	5,382,709	8,527,627

Oil and gas concessions	10,457,011	10,046,303
Furniture and equipment, net of accumulated depreciation of $260,762 and $175,195 at June 30, 2013 and September 30,2012, respectively	198,598	47,783
Income tax receivable	2,018,533	2,018,398

Total assets	$18,056,851	$20,640,111

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$393,943	$610,790
Signing bonus payable - Chad	4,000,000	5,000,000

Total current liabilities	4,393,943	5,610,790

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $0.0001; authorized 10,000,000 shares; none issued and outstanding	-	-
Common stock, par value $0.0001; authorized 950,000,000 shares; issued and outstanding 764,429,260 and 739,458,854 shares at June 30, 2013 and September 30, 2012, respectively	76,443	73,947
Additional paid-in capital	101,034,969	99,479,431
Accumulated other comprehensive loss	(846,712)	(809,087)
Losses accumulated in the development stage	(86,601,792)	(83,714,970)

Total shareholders’ equity	13,662,908	15,029,321

Total liabilities and shareholders' equity	$18,056,851	$20,640,111

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

					September 5,
					1995 (Inception)
	Three Months Ended June 30,		Nine Months Ended June 30,		to June 30,
	2013	2012	2013	2012	2013

Costs and expenses:
General and administrative	$945,670	$1,043,140	$2,802,983	$3,256,378	$89,217,010
Depreciation	21,319	3,594	85,567	10,874	1,609,074
Gain on sale of partial
Interest in DRSTP concession	-	-	-	-	(30,102,250)
Write-offs and abandonments	-	-	-	-	7,742,128

Total costs and expenses	(966,989)	(1,046,734)	(2,888,550)	(3,267,252)	(68,465,962)

Other income and (expenses):
Interest income	854	776	1,752	5,195	4,852,356
Gain from settlements	-	-	-	-	130,178
Other income	-	-	-	-	439,827
Interest expense	(18)	(13,822)	(24)	(13,822)	(12,145,360)
Provision for loss on deposits	-	-	-	-	(5,292,896)
Loss on extinguishment of debt	-	-	-	-	(5,749,575)

Total other income and (expense)	836	(13,046)	1,728	(8,627)	(17,765,470)

Loss before benefit (provision) for income taxes	(966,153)	(1,059,780)	(2,886,822)	(3,275,879)	(86,231,432)

Benefit (provision) for income taxes:
Current	-	-	-	-	(1,330,360)
Deferred	-	-	-	-	960,000

Total benefit (provision) for income taxes	-	-	-	-	(370,360)

Net loss	$(966,153)	$(1,059,780)	$(2,886,822)	$(3,275,879)	$(86,601,792)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding basic and diluted	764,429,260	738,933,854	747,782,323	738,933,854

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS

					September 5,
					1995 (Inception)
	Three Months Ended June 30,		Nine Months Ended June 30,		to June 30,
	2013	2012	2013	2012	2013

Net loss	$(966,153)	$(1,059,780)	$(2,886,822)	$(3,275,879)	$(86,601,792)

Other comprehensive loss on available for sale securities	(66,905)	-	(37,625)	-	(846,712)

Other comprehensive loss	$(1,033,058)	$(1,059,780)	$(2,924,447)	$(3,275,879)	$(87,448,504)

The accompanying notes are an integral part of these unaudited consolidated financial statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

			September 5,
			1995 (Inception)
	Nine Months Ended June 30,		to June 30,
	2013	2012	2013
Cash Flows From Operating Activities:
Net loss	$(2,886,822)	$(3,275,879)	$(86,601,792)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and depletion expense	85,567	10,874	1,608,074
Provision for loss on deposits	-	-	5,292,896
Write-offs and abandonments	-	-	7,742,128
Deferred income taxes	-	-	(2,018,398)
Compensatory stock options	17,856	13,819	1,349,988
Gain from settlement	-	-	(617,310)
Gain on sale of partial interest in DRSTP concession	-	-	(30,102,250)
Amortization of beneficial conversion feature associated with convertible debt	-	-	2,793,929
Amortization of deferred compensation	-	-	1,257,863
Loss on extinguishment of debt	-	-	5,669,500
Stock issued for services	-	-	20,897,077
Stock issued for settlements	-	-	225,989
Stock issued for officer bonuses	-	28,342	5,221,638
Stock issued for interest and penalties on convertible debt	-	-	10,631,768
Stock issued for board compensation	-	-	2,725,949
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	57,233	(99,570)	(263,490)
Accounts payable and other accrued Liabilities	(216,847)	(10,513)	(2,754,033)
Accounts payable and accrued liabilities, related party	-	-	55,844
Accrued retirement obligation	-	-	365,000

Net cash used in operating activities	(2,943,013)	(3,332,927)	(56,518,630)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

			September 5,
			1995 (Inception)
	Nine Months Ended June 30,		to June 30,
	2013	2012	2013
Cash Flows From Investing Activities:
Purchase of long-term investment	-	-	(5,292,896)
Purchase of and deposits on oil and gas concessions	(1,410,708)	(393,199)	(9,191,511)
Proceeds from sale of partial interest in DRSTP concession	-	-	45,900,000
Proceeds from sale of U.S. Treasury bills	-	5,011,000	5,011,000
Purchase of U.S. Treasury bills and accrued interest	-	(3,554)	(5,011,000)
Purchase of investment in marketable equity securities	-	-	(1,350,000)
Purchase of restricted certificate of deposit	-	-	(131,000)
Proceeds from sale of restricted certificate of deposit	-	131,000	131,000
Purchase of furniture and equipment	(236,382)	(7,771)	(1,234,449)

Net cash provided by (used in) investing activities	(1,647,090)	4,737,476	28,831,144

Cash Flows From Financing Activities:
Proceeds from warrants exercised	-	-	160,000
Proceeds from common stock, net of expenses	1,540,178	-	10,316,727
Proceeds from line of credit, related party	-	-	2,750,000
Proceeds from non-convertible debt, related party	-	-	158,700
Proceeds from convertible debt, related party	-	-	8,207,706
Proceeds from sale of convertible debt	-	-	9,019,937
Proceeds from bank borrowing	-	-	175,000
Proceeds from stockholder loans	-	-	1,845,809
Proceeds from stock subscription receivable	-	-	913,300
Repayment of shareholder loans	-	-	(1,020,607)
Repayment of long-term debt	-	-	(223,021)

Net cash provided by financing activities	1,540,178	-	32,303,551

Net increase (decrease) in cash and cash equivalents	(3,049,925)	1,404,549	4,616,065

Cash and cash equivalents, beginning of period	7,665,990	7,137,151	-

Cash and cash equivalents, end of period	$4,616,065	$8,541,700	$4,616,065
Supplemental cash flow information – Noncash investing activities
Unrealized losses on securities	$(37,625)	$-	$(846,712)

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

During the nine months ended June 30, 2013, the Company’s investment in the common stock and warrants of OER, a Canadian oil and gas company that trades on the Toronto Stock Exchange (TSX) decreased in value by $37,625. This decrease in value is included as a decrease in stockholders' equity in accumulated other comprehensive loss.

NOTE 3 – OIL AND GAS CONCESSIONS

The following is an analysis of the cost of oil and gas concessions at June 30, 2013 and September 30, 2012:

	June 30,	September 30,
	2013	2012

DRSTP concession	$2,839,500	$2,839,500
Chad concession	6,969,739	6,800,600
Kenya concession	576,142	326,073
Pending concessions in other African countries	71,630	80,130

	$10,457,011	$10,046,303

NOTE 4 - STOCKHOLDERS' EQUITY

During the nine months ended June 30, 2013, the Company recognized compensation expense of $17,856 related to options granted to the Board of Directors and Officers in fiscal year 2012.  As of June 30, 2013, there are 4,150,000 options outstanding; none of which are exercisable.  600,000 options were forfeited during the period.  These options have a weighted average remaining term of six months and an intrinsic value of zero. Unamortized compensation cost related to these options amounted to $13,916 which is expected to be recognized over the remaining six months vesting period.

During the nine months ended June 30, 2013, there were no new warrants granted and none were exercised, cancelled or expired.  As of June 30, 2013, the Company has 13,777,729 outstanding and exercisable warrants with a weighted average exercise price and remaining term of $0.32 per share and 1.71 years, respectively.  As of June 30, 2013, these warrants have an intrinsic value of zero.

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

ERHC is committed under terms of the PSC to spend at least $10,250,000 over the first two years on a minimum work program and an additional $30,000,000 in each of the following two periods of two years each.  Under the terms of the PSC, ERHC is required to provide a bank guarantee of 50% of the expenditures under the minimum work program.  In May 2013, ERHC acquired a bank guarantee facility in the amount of up to $5,000,000 in favor of the Ministry of Energy of Kenya as required by the PSC.

As of June 30, 2013, ERHC has incurred and paid:

a.	$310,000 as the entire signature bonus

b.	$229,569 as training and surface fees, as provided for in the PSC

c.	$36,573 in advisers’ and ancillary costs related to the PSC

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

As of June 30, 2013, ERHC has paid or incurred:

a.	$2,000,000 out of the signature bonus commitment with the balance of $4,000,000 in accrual

b.	$480,000 as legal fees and costs for the drafting and negotiation of the PSC, as provided for in the PSC

c.	$450,339 in advisers’ and ancillary costs related to the PSC

d.	$39,400 as costs of Environmental Impact Study, as provided for in the PSC

ERHC is also committed under the PSC to:

a.	Spend at least $15,000,000 over the first five years on a minimum work program and at least an additional $1,000,000 over a further period of up to three years.

b.	Pay surface fees of $27,000 per calendar year during the first validity period, and lasting for up to eight years. Surface fees for subsequent periods will depend on the exploration progress as well as on the acreage retained by ERHC.

As of June 30, 2013, particular milestones are outstanding including certain financial obligations as provided in the PSC, as indicated above.  During the three months ended June 30, 2013, following the approval of ERHC’s work program in Chad for 2013 and 2014 by the government of Chad, ERHC awarded a contract to perform an Environmental Impact Study (“EIS”), required under the PSC, to a local company.  ERHC expects the EIS to be completed during the fourth quarter of 2013.  As of June 30, 2013, ERHC has applied to the Government of Chad without prejudice to the PSC, to tailor its acreage holding to current determination of prospectivity. If  the application is granted, it might reduced certain financial obligation in the PSC.

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

Suspension of Proceedings on the Arbitration and Lawsuit

As of June 30, 2013, the proceedings on the suit and the arbitration are currently suspended while the Company pursues amicable settlement with the Governments of Nigeria and Săo Tomé & Príncipe.

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

Proposed Exploration Work Program

The PSC with the Government of Kenya obliges ERHC to carry out the following minimum work program:

(A)	During the Initial Exploration Period of Two (2) Contract Years – Minimum Work and Expenditure Obligations:

•	Acquire and interpret 1,000 km2 of gravity and magnetic data (at a minimum cost of - US $ 250,000) and

•	Acquire and interpret 1,000 Km/line of 2D seismic data (at a minimum cost of – US $ 10,000,000)

(B)	During the First Additional Exploration Period of Two (2) Contract Years: Minimum Work and Expenditure Obligations to:

•	Acquire 750 km2 high density of 3D seismic data (at a minimum cost of US $ 30,000,000), or

•	Drill one (1) well to a minimum depth of 3,000 m (at a minimum cost of US $30,000,000

(C)	During the Second Additional Exploration Period of Two (2) Contract Years: Minimum Work and Expenditure Obligation to drill one (1) well to a minimum depth of 3,000m (at an approximate cost of US $ 30,000,000).

However, if the Company satisfactorily completes the minimum work obligations without having spent up to the minimum expenditure, the Company will be deemed to have satisfied its obligations under the PSC.

Status and Developments in Kenya at June 30, 2013

As of June 30, 2013, ERHC was preparing for the rollout of activities on its exploration work program in Kenya Block 11A and simultaneously entertaining discussions with other companies interested in farming into the Block.  On May 5, 2013, the Company announced that it had signed a letter of intent with an integrated international oil and gas company for a farm-out of part of the Company’s interest in the Block.

The Company’s potential partner is a multinational operator with exploration and production interests spread across several continents. The parties are proceeding to negotiate the definitive terms for a farm-out. Any agreement reached will be subject to the approvals of the respective boards of both companies and of the Government of Kenya. As of June 30, 2013, no agreement has been reached.

Until a definitive farm-out agreement is entered into and approved, ERHC continues to operate Kenya Block 11A. ERHC’s work program under the PSC is continuing apace. The Company has reviewed bids from several service companies for process management and execution of a Full Tensor Gravity Gradiometry (FTG) survey of the Block. Upon this review contractors have been selected and ERHC awarded the contracts during July 2013. The FTG survey is an airborne survey that aids significantly in the structural mapping of prospective hydrocarbon basins. It has contributed to some recent, commercial oil discoveries in Uganda and Kenya.

ERHC has held a town-hall meeting with local communities and other stakeholders within the Block to explain the proposed activities associated with the EIA and FTG.  ERHC convened the meeting in conjunction with the Kenyan Ministry of Energy.

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

The Doba and Doseo basins are part of the Central African rift system.  They contain up to 10 km of non-marine sediments recording the complex tectonic and climatic evolution of the region from Early Cretaceous to the present. The Doba basin is within the oil-proved zone confirmed by the M’biku and Belanga Wells.  The Doseo Basin is one of the tertiary–cretaceous Chad rift basins.  The basin is bordered by the Central African Republic in the South and South East. Wells drilled in this basin include Kedini-1, Keita-1, Kibea-1, Kikwey-1, Maku-1, Nya-1, North Sako-1, Tega-1, Bambara-1 and Bona Kaba-1.  These wells were drilled by Exxon and Conoco and all discovered hydrocarbons except for Keita-1 and Bona Kaba-1

Based on current determinations of prospectivity, ERHC plans to focus its work program initially on the BDS 2008 Block.  The  Block is  located on the north flank of the Doba/Doseo basin, where Esso and partners have been active in exploration and development projects in the area for decades.  ERHC recently invited eligible contractors to submit expressions of interest in providing Environmental Impact Assessment (EIA), gravity/magnetic and seismic acquisition services in the focus area.  Furthermore, the proximity of the Chad-Cameroon pipeline to this block provides necessary infrastructure for the exploitation of potential oil and gas reserves.

Production Sharing Contract (PSC) on ERHC’s Three Blocks in Chad

On July 6, 2011, the Company announced that it had signed a Production Sharing Contract (PSC) on the three oil blocks with the Government of Chad.  A PSC is an agreement that governs the relationship between ERHC (and any future joint-venture partners) and the Government of Chad in respect of exploration and production in the Blocks awarded to the Company.  The PSC details, among other things, the work commitments (including acquisition of data, drilling of wells, social projects, etc.), the time frame for completion of the work commitments, production sharing between the parties and the Government, and how the costs of exploration, development and production will be recovered.  The PSC requires a signature bonus of $6 million, $1 million of which was paid upon transmittal of an Approval Law by Chad to ERHC in July 2011, $4 million are due within 90 days of the later of (a) a publication of the Approval Law in Chad’s official gazette and (b) a notification of ERHC of the Award Order, and $1 million is due 120 days after the date of transmittal of the Approval Law to ERHC.  As of June 30, 2013, ERHC has applied to the Government of Chad without prejudice to the PSC, to tailor its acreage holding to current determination of prospectivity.

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

Status and Developments in Chad at June 30, 2013

The Company’s 2013 work program in Chad will concentrate on two focus areas in BDS-2008 with the goal of identifying leads and prospects for future drilling. Focus area 1 is situated directly north of the Tega and Maku oil discoveries made by Esso in the 1980s and focus area 2 is situated directly east of recent discoveries made by OPIC. Regional stratigraphic mapping indicates the presence of alluvial fan deltas and lacustrine deltas in ERHC’s areas of interest, which provide both reservoir and seal rocks.

After evaluation of available companies providing EIA studies, ERHC awarded a contract to the Chadian company ASAT to perform an EIA on an area covering both focus areas 1 and 2.

As in Kenya, the Company plans to pursue rift margin plays in Chad similar to those that led to recent major discoveries in East Africa.  ERHC’s current plans are to conduct a Full Tensor Gravity Gradiometry (FTG) survey or a more conventional airborne magnetics/gravity survey over these focus areas

NIGERIA – SAO TOME AND PRINCIPE JOINT DEVELOPMENT ZONE (“JDZ”)

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

Status of ERHC’s Blocks 2, 3 and 4 at June 30, 2013

The Company awaits a final decision between the remaining parties to the PSC and the Joint Development Authority on how exploration in Blocks 2, 3 and 4 will proceed and the Company expects that decision could be made public at any time. The three potential courses of action are entry into Phase 2 of the exploration program, further extension of Phase 1 or a withdrawal by some or all of the remaining parties from the PSC and relinquishment of the acreage. The Company intends to remain in the three Blocks and to retain its other Blocks in the JDZ.

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

Status of ERHC’s EEZ Blocks at June 30, 2013

PSC negotiations between the national petroleum agency of Săo Tomé and Príncipe (ANP-STP) have reached an advanced stage in respect of Blocks 4 of the EEZ.  ERHC is also seeking to actuate negotiations in respect of Block 11 of the EEZ.  During the third quarter of 2013, a new director of ANP-STP has been appointed, and ERHC anticipates to further advance negotiations during the fourth quarter of 2013.

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

PLANS FOR FUNDING OF CURRENT OBLIGATIONS UNDER PSCs AND POTENTIAL ACQUISITIONS

ERHC's future plans may be dependent on the Company's ability to attract new funding.  The company is planning to raise up to $48 million over the next 18 months to fund exploration programs in Kenya and Chad.  Fund raising activities, in addition to the recently concluded rights offering, might include:

•	Issue shares of common stock through a registered direct offering

•	Convertible Loans and other debt instruments

•	Farm-outs of part of the Company’s assets in Kenya, Chad and the Săo Tomé and Príncipe Exclusive Economic Zone (EEZ)

•	Other available financing options

As of June 30, 2013, the Company was in discussions with several international investment advisory and financial brokerage firms to act as financial advisors and intermediaries to ERHC. While ERHC has always used expert professional assistance to formulate and execute its capital raising initiatives, it is bradding the retention of such advisors and intermediaries as a strategic imperative of the increased funding requirements that arise from the rollout of the new work programs in Chad and Kenya.
The new firms retained will perform such financial advisory and investment banking services for the Company as are customary and appropriate in transactions of this type and including assisting the Company in analyzing, structuring, negotiating and effecting a proposed Capital Raise.  These initiatives may include any transaction or series of transactions in which one or more capital providers (existing or otherwise) commits debt capital to the Company, purchases equity of the Company (or securities of the Company convertible into equity), or alternatively funds the Company either directly or through farm-ins, farm-outs or other arrangements in which the capital provider earns an interest in oil and gas properties of the Company.

Rights Offerings

During the second quarter of 2013, the Company offered 246,486,285 shares of its common stock in the rights offering, representing approximately 33 percent of its outstanding shares of common stock. The rights offering terminated on March 15, 2013 and resulted in net proceeds to the Company of $1.54 million from the exercise of approximately 22 million subscription rights (including certain oversubscription privileges).  The Company is currently applying raised capital to fund specific exploration and development activities pursuant to work programs governing its exploration acreage in the Republics of Chad and Kenya, as well as for general corporate purposes and working capital needs.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2013 Compared with the Three Months Ended June 30, 2012

General and administrative expenses decreased from $1,043,140 in the three months ended June 30, 2012 to $945,670 in the three months ended June 30, 2013.  Both periods reflect a normal level of expenses with a decreased travel expense in 2013.

During the three months ended June 30, 2013, the Company had a net loss of $966,153 compared with a net loss of $1,059,780 for the three months ended June 30, 2012.

Nine Months Ended June 30, 2013 Compared with the Nine Months Ended June 30, 2012

General and administrative expenses decreased from $3,256,378 in the nine months ended June 30, 2012 to $2,802,983 in the nine months ended June 30, 2013.  The decrease is primarily due to lower travel and energy consulting fee expenses in 2013.

During the nine months ended June 30, 2013, the Company had a net loss of $2,886,822 compared with a net loss of $3,275,879 for the nine months ended June 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2013, the Company had $4,616,065 in cash and cash equivalents with positive working capital of $988,766.  Management believes that this cash position should be sufficient to support the Company’s working capital requirements for more than 12 months.

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2013, the Company had no off-balance sheet arrangements.

DEBT FINANCING ARRANGEMENTS

At June 30, 2013, the Company had a total of $4,393,943 in short term obligations, including:
•	$4,000,000 in accrued signing bonus due under agreement with the government of Chad,
•	$108,885 in accrued executive unused vacation,
•	$100,500 in accrued executive bonuses related to acquisition of Chadian Blocks, deferred until the Blocks are monetized,
•	$55,843 in accrued compensation owed to directors for serving on the ERHC board,
•	$28,428 in one year accrued Abuja office rent, and
•	$100,287 of accounts payable.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s current focus is to exploit its primary assets, which are rights to working interests in oil and gas exploration blocks in Kenya, Chad, the JDZ and EEZ under agreements with the  governments of Kenya, Chad, the JDA and the government of STP respectively.  The Company intends to continue to form relationships with other oil and gas companies with operational, technical and financial capabilities, to partner with the Company in leveraging its interests.  The Company currently has no other operations.

As of June 30, 2013, all the Company’s exploration and production acreages were located outside the United States.  The Company’s primary assets are agreements with Kenya, Chad, STP and the JDA which provide ERHC with rights to participate in exploration and production activities in Kenya, Chad, the EEZ and the JDZ in Africa.  This geographic area of interest is controlled by foreign governments that have historically experienced volatility of which is out of management’s control. The Company’s operations and its ability to exploit its interests in the agreements in this area may be impacted by this circumstance.

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

The Company’s  Chief Executive Officer and Principal Accounting Officer participated in an evaluation by management regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2013.  Based on their participation in that evaluation, the Company’s Chief Executive Officer and Principal Accounting Officer concluded that as of June 30, 2013, our disclosure controls and procedures are effective and ensure that the information required to be disclosed in the reports that ERHC files or submits under the Exchange Act, is accumulated and communicated to our management; including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure under the Exchange Act. ERHC officers also concluded on June 30, 2013 that our disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms.

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ERHC Energy Inc.

Name	Title	Date

/s/ Peter Ntephe	President	August 13, 2013
Peter Ntephe	Chief Executive Officer

/s/ Sylvan Odobulu	Vice President (Admin) and Controller	August 13, 2013
Sylvan Odobulu	Principal Accounting Officer