Form 10-K
period 2013-09-30
ERHC Energy Inc
filed 2013-12-23
CIK 799235

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2013

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
Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☒

Check if the registrant is a shell company.  Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on November 30, 2013 was $45,890,956.

On November 30, 2013, the registrant had 764,849,260 shares of common stock issued and outstanding.

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

PART I
Item 1 – Business

Overview

ERHC Energy Inc., a Colorado corporation, (“ERHC” or the “Company”) was incorporated in 1986. The Company is in the business of exploration for oil and gas in Africa. The Company’s business includes working interests in exploration acreage in the Republic of Kenya (“Kenya”), the Republic of Chad (“Chad”), the Joint Development Zone (“JDZ”) between the Democratic Republic of Săo Tomé and Príncipe (“STP”), the Federal Republic of Nigeria (“FRN” or “Nigeria”), and the exclusive economic zone of Săo Tomé and Príncipe (the “Exclusive Economic Zone” or “EEZ”).

ERHC’s strategy in Kenya and Chad is to partner with other oil and gas operators to perform exploration work and further develop assets held through Production Sharing Contracts (PSCs) with the governments of both countries.  ERHC plans to raise funds by farming out some working interest in these blocks in exchange for cash payments or other valuable consideration.

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

Apart from its oil and gas exploration activities in Kenya, Chad, the JDZ and the EEZ, ERHC continues to pursue other oil and gas opportunities  in Africa. These opportunities also include the possible acquisition of significant equity stakes in other oil and gas exploration and production companies and the resulting indirect interest in the underlying exploration and production assets of such other companies.

CURRENT BUSINESS OPERATIONS

REPUBLIC OF KENYA

ERHC Kenya Acreage

In June 2012, after months of negotiations between ERHC and the Government of Kenya, the Government awarded Block 11A for oil and gas exploration and development in Kenya to the Company. On June 28, 2012, the Company announced that it had signed a Production Sharing Contract (PSC) on Block 11A with the Government of Kenya.  A PSC is an agreement that governs the relationship between ERHC (and any future joint-venture partners) and the Government of Kenya in respect of exploration and production in the Block awarded to the Company.  The PSC details, among other things, the work commitments (including acquisition of data, drilling of wells, social projects, etc.), the time frame for completion of the work commitments, production sharing between the parties and the Government, and how the costs of exploration, development and production will be recovered

By virtue of the PSC, the Company holds a 90% interest in Block 11A, which encompasses 11,950.06 square kilometers or 2.95 million square acres.  The Government of Kenya has a 10% carried participating interest up to the declaration of commerciality and may thereafter acquire an additional 10% interest in the PSC in which case the total Government participation would rise to 20%.

Circle Oil Limited (www.circleoilandgas.com) (“Circle”) acted as finder in ERHC’s acquisition of the Block by facilitating ERHC’s entry into Kenya, including the introduction of Dr. Peter Thuo, ERHC’s Kenya-based geoscientist and technical adviser who provided liaison services in the pursuit of ERHC’s application. Circle’s involvement provided significant efficiencies, including substantial cost savings, in ERHC’s application process.  By virtue of the terms of the business finder’s agreement reached between Circle and ERHC, Circle is entitled to receive a 5% payment on the value of the acquisition accruing resulting to ERHC from the application.  Circle has opted to receive this fee in the form of a carried 5% of ERHC’s total interest in Block 11A.

Kenya Operations Update

In September 2013, ERHC concluded a farm-out agreement with an international oil and gas company. The farm-out agreement is subject to the consent of the Government of the Republic of Kenya. Under terms of the agreement, ERHC would transfer a portion of its interest in Kenya Block 11A as well as operatorship. The proposed farm-out agreement includes a carry and other considerations. The farm-out agreement requires that until government consent is granted, details regarding the partner and certain terms should remain confidential. Pending government consent to the farm-out agreement, ERHC continues to operate Block 11A.

In November 2013, ERHC Energy Kenya Ltd. (“ERHC Kenya”), a fully-owned subsidiary of the Company, commenced an airborne Full Tensor Gravity Gradiometry (FTG) survey of Block 11A in northwestern Kenya. The FTG survey, which aids significantly in the structural mapping of prospective hydrocarbon basins, will encompass up to 15,500 line kilometers.

Additionally, ERHC Kenya performed an Environmental Impact Study on the block. This study has been approved by the Government of Kenya.  During the course of the study, ERHC Kenya held stakeholder meetings with representatives of the local population of Turkana to explain the work program to the communities and discuss their expectations and areas of concern.

In preparation for the 2D seismic campaign that is planned to follow the FTG survey, ERHC Kenya sent out invitations to tender to various seismic contractors, who subsequently submitted their bids to the Company. The bid evaluation process is currently ongoing.

Key Provisions of the ERHC’s PSC on Block 11A
Exploration Term

The initial exploration period is two years from the effective date of the PSC. The effective date falls ninety days after the execution of the PSC.  The Company is expected to begin exploration operations within three months of the effective date.  The initial exploration period is extendable for two additional two-year exploration periods contingent upon fulfillment of the Company’s work program and expenditure obligations under the PSC.

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

Relinquishment and Surrender

The PSC provides for a mandatory surrender of 25% of the original contract area by the end of the initial exploration period to the Government of Kenya and 25% of the remaining contract area by the end of the first additional exploration period. . In the case of a commercial discovery of crude oil in a relevant development area, such development area is excluded from the original contract area for the purpose of surrender calculation.  Furthermore, ERHC may surrender an additional part of the contract area and such voluntary surrender shall be credited against the next surrender obligation.  The PSC will terminate in case of a surrender of the entire contract area.

Signature Bonus and Guarantees

The PSC requires a signature bonus of $310,000 which the Company paid in full as of September 30, 2012.  The PSC also requires the Company, upon entry into each exploration period, to provide a bank guarantee of 50% and a parent company guarantee of 50% of its full minimum work and expenditure obligations under the work program for each exploration period.

Proposed Exploration Work Program

The PSC with the Government of Kenya obliges ERHC to carry out the following minimum work program:

(A)	During the Initial Exploration Period of Two (2) Contract Years – Minimum Work and Expenditure Obligations:
•	Acquire and interpret 1,000 km2 of gravity and magnetic data (at a minimum cost of US $ 250,000) and
•	Acquire and interpret 1,000 Km/line of 2D seismic data (at a minimum cost of US $ 10,000,000)

(B)	During the First Additional Exploration Period of Two (2) Contract Years: Minimum Work and Expenditure Obligations to:
•	Acquire 750 km2 high density of 3D seismic data (at a minimum cost of US $ 30,000,000), or
•	Drill one (1) well to a minimum depth of 3,000 m (at a minimum cost of US $30,000,000)

(C)	During the Second Additional Exploration Period of Two (2) Contract Years: Minimum Work and Expenditure Obligation to drill one (1) well to a minimum depth of 3,000m (with minimum expenditure of US $ 30,000,000).

However, if the Company satisfactorily completes the minimum work obligations without having spent up to the minimum expenditure, the Company will be deemed to have satisfied its obligations under the PSC.

REPUBLIC OF CHAD

ERHC’s Chad Acreage

On July 6, 2011, the Company announced that it had signed a Production Sharing Contract (PSC) on the three oil blocks with the Government of Chad.  A PSC is an agreement that governs the relationship between ERHC (and any future joint-venture partners) and the Government of Chad in respect of exploration and production in the Blocks awarded to the Company.  The initial period of exploration commenced on July 12, 2012 with the publication, in Chadian Government’s Gazette Principal, of the Exclusive Exploration Authorization, granted to ERHC by the Government of Chad.

Recently, ERHC offered to novate the PSC by retaining only the BDS2008 Block and relinquishing the Manga and Chari Ouest III Blocks to the Chadian Government for efficiency and for greater ease in carrying out an accelerated work program.  The novation of the PSC has been approved by the Chadian Ministry of Energy and Petroleum.

Chad Operations Update

Focus Areas
ERHC’s exploration focus is on Block BDS 2008 which measures 16,360 square kilometers or 4,042,644 acres.  Within this block, two focus areas have been identified where ERHC intends to initially acquire airborne gravity and magnetics data followed by a 2D seismic survey.  ERHC has recently completed an Environmental Impact Assessment on Block BDS 2008 as a mandatory pre-condition to commencing data acquisition and the rest of the work program.

Focus Area 1 and Area 2

Focus Area 1
Based on seismic two lead areas A & B identified, additional seismic required
Focus Area 2
No seismic available yet. Similar structuring expected as to the west where OPIC made Rift Margin discoveries
CHARI QUEST III
OPIC Benoy-1
ERHC
BDS-2008
ERHC
BDS-2008
Rift Margin
3
4
5
6
7
CHARI EAST - DOSEA
CHARI WEST - DOBA
DOH
BOROGOP
DOBA/DOSEO BASINS

Key Provisions of ERHC’s Production Sharing Contract (PSC) in Chad

Exploration Term and Work Program

ERHC has proposed a minimum exploration work program on the basis of the full 8-year exploration period subject to such modification as might be required following the exploration work undertaken during the initial 5-year period of the Exclusive Exploration Authorization.  The minimum expenditure over the initial 5 year period is $15 million. If ERHC elects to continue for a subsequent 3‑year period, an additional minimum expenditure of $1 million will be required.  ERHC would, however, also be obliged to drill an exploratory well.

Cost Recovery and Production Sharing
In the event of a discovery and commercial production from the Company’s blocks, the Company and any partners that have participated in the exploration will be entitled to recover up to 70% of the net hydrocarbon production (less any production royalty) as cost of oil, until all the costs for exploration and development have been recovered. Production royalty is 14.25% in the case of crude oil and 5% in the case of natural gas.  No guarantee can be given that there will be production in commercial quantities from the Company’s exploration acreage in Chad.

NIGERIA – SAO TOME AND PRINCIPE JOINT DEVELOPMENT ZONE (“JDZ”)

Background of the JDZ

In the spring of 2001, Sao Tome & Principe and Nigeria signed a treaty establishing a JDZ for the joint development of petroleum and other resources in the overlapping area of their respective maritime boundaries.  The treaty also established an administrative body, the Joint Development Authority (“JDA”), to administer the treaty and all activities in the JDZ.  Revenues derived from the JDZ will be shared 60:40 between the governments of Nigeria and Săo Tomé & Príncipe, respectively. The JDZ lies approximately 180 kilometers south of Nigeria, in the Gulf of Guinea, one of the most prolific hydrocarbon regions of the world.     .

ERHC’s Rights in the JDZ

In April 2003, the Company and STP entered into an Option Agreement (the “2003 Option Agreement”) in which the Company relinquished significant prior legal rights and financial interests in the Joint Development Zone (“JDZ”) in exchange for preferential exploration rights in the JDZ.  Following the exercise of ERHC’s rights as set forth in the 2003 Option Agreement, the JDA confirmed the award in 2004 of participating interests (“Original Participating Interest”) in each of JDZ Blocks 2, 3, 4, 5, 6 and 9 of the JDZ during the 2004/5 licensing round conducted by the JDA.  ERHC also jointly bid with internationally recognized technical partners for additional participating interests in the JDZ during the 2004/5 licensing round.  As a result of the joint bid, ERHC won additional participating interests (“Joint Bid Participating Interest”) in Blocks 2, 3 and 4.  The following is a tabulation of ERHC’s participating interests in the JDZ.

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

ERHC’s JDZ Acreage

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

JDZ Operations Update

The JDZ partnership is currently assessing the data for possible new exploration play concepts in this area.

SAO TOME AND PRINCIPE EXCLUSIVE ECONOMIC ZONE (“EEZ”)

Overview of ERHC’s EEZ Blocks

The Săo Tomé and Príncipe EEZ is delineated over an expanse of waters offshore Sao Tome and Principe that covers approximately 160,000 square kilometers.  In terms of hydrocarbon exploration and exploitation, the EEZ is a frontier region that sits south of the Niger Delta and west of the Gabon salt basin, retaining similarities with each of those prolific hydrocarbon regions.  The regional seismic database comprises approximately 12,000 kilometers of seismic data. Interpretation of that seismic data shows numerous structures in the EEZ that have similar characteristics to known hydrocarbon accumulations in the area.

ERHC’s Rights in the EEZ

Under a 2001 agreement with the Government of Sao Tome and Principe (“STP”), ERHC was vested with the rights to participate in exploration and production activities in the EEZ.  These rights included (a) the right to receive up to 100% of two blocks of ERHC’s choice and (b) the option to acquire up to a 15% paid working interest in each of two additional blocks of ERHC’s choice in the EEZ.  In 2010, ERHC exercised its rights to receive up to 100% of two blocks of ERHC’s choice in the EEZ and was duly awarded Blocks 4 and 11 of the EEZ by the Government of STP.

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

Negotiations for a PSC between ERHC and the National Petroleum Agency of Săo Tomé and Príncipe (ANP-STP) opened on November 14, 2011 in Sao Tome.  Good progress has been made in several rounds of negotiations since then but the Company expects that it will take more rounds to conclude the PSCs. Both ERHC and the ANP-STP are currently conducting legal reviews of the draft PSCs for EEZ Blocks 4 and 11, the significant terms of which have been finalized by the parties.  ERHC’s management is looking to secure PSCs for the EEZ Blocks that will be attractive to potential joint venture partners.

EEZ Operations Update

ERHC’s and the ANP-STP’s efforts to generate interest in the EEZ as a whole have increased interest in ERHC’s EEZ Blocks among International Oil Operating Companies (IOCs).  ERHC is in discussions with several IOCs about possible partnerships in Blocks 4 and 11.

INVESTMENT IN OANDO ENERGY RESOURCES (FORMERLY EXILE RESOURCES)

During the three months ended June 30, 2011, ERHC invested $1,350,000 in Exile Resources Inc, a company listed on the Toronto Stock Exchange (Ventures Exchange) stock in open market purchases.  ERHC’s intention was to gain an indirect interest in Exile’s underlying oil and gas exploration and production assets as well as the ability to participate in Exile’s decision making in respect of those assets.  ERHC was particularly interested in Exile’s carried interest in the proven Akepo field in the Niger Delta.

In July 2011, Oando Petroleum and Exploration Company (“Oando Petroleum”) commenced a reverse takeover (“RTO”) of Exile Resources.  In July 2012, Exile announced the completion of the RTO by Oando Petroleum and the change of name of the resultant company to Oando Energy Resources Inc, (“Oando Energy”). It also announced the listing of the company’s shares under the symbol “OER” on the Toronto Stock Exchange (TSX) and commencement of trading in the shares on the TSX from July 30, 2012.

As a result of the RTO, ERHC now holds 418,889 shares in the common stock of Oando Energy.  ERHC also holds warrants for 418,889 common shares exercisable within 24 months of the closing of the RTO at Cdn$2.00 per share.

CURRENT PLANS FOR OPERATIONS

ERHC’s principal assets are its interests in rights for exploration for hydrocarbons in Kenya, Chad, the JDZ and the EEZ. ERHC has no current sources of income from its operations. The Company plans to develop its business by the acquisition of other assets which may include revenue-producing assets in diverse geographical areas and the forging of strategic, new business partnerships and alliances.  ERHC cannot currently predict the outcome of negotiations for acquisitions, or, if successful, their impact on the Company's operations.

PLANS FOR FUNDING EXISTING ASSETS AND POTENTIAL NEW ACQUISITIONS

ERHC's future plans will depend on the Company's ability to attract new funding.  The company is planning to raise up to $48 million over the next 18 months to fund exploration programs in Kenya and Chad.  The fund raising might include:

•	Farm-outs of part of the Company’s assets in Kenya, Chad and the Săo Tomé and Príncipe Exclusive Economic Zone
•	Issue shares of common stock through a registered direct offering
•	Convertible Loans and other debt instruments
•	Other available financing options

The Company is continuing discussions with several international investment advisory and financial brokerage firms to act as financial advisors and intermediaries to ERHC. While ERHC has always used expert professional assistance to formulate and execute its capital raising initiatives, it is re-focusing on the retention of such advisors and intermediaries as a strategic imperative of the increased funding requirements that arise from the rollout of the new work programs in Chad and Kenya.  The new firms retained will perform such financial advisory and investment banking services for the Company as are customary and appropriate in transactions of this type, including assisting the Company in analyzing, structuring, negotiating and effecting proposed capital raises.  These initiatives may include any transaction or series of transactions in which one or more capital providers (existing or otherwise) commits debt capital to the Company, purchases equity of the Company (or securities of the Company convertible into equity), or alternatively funds the Company either directly or through farm-ins, farm-outs or other arrangements in which the capital provider earns an interest in oil and gas properties of the Company.

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

Financing may be needed to fund the financial commitments of the production sharing contracts

The Company’s failure or the failure of the Company’s venture partners to provide or obtain the necessary financing may preclude the continuation of exploration activities which would adversely affect the value of its concessions in in Kenya, Chad, the JDZ and the EEZ.

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

The Company’s non-operator status limits its control over oil and gas projects in Kenya, Chad, the JDZ and the EEZ

The Company will focus primarily on creating exploration opportunities and forming relationships with oil and gas companies to develop those opportunities in Kenya, Chad, the JDZ and the EEZ.  As a result, the Company may have only a limited ability to exercise control over a significant portion of a project’s operations and the associated costs of those operations in Kenya, Chad, the JDZ or the EEZ.  The success of a future project is dependent upon a number of factors that may be outside the Company’s control.  These factors include:

•	the availability of future capital resources to the Company and the other participants for drilling additional wells;
•	the approval of the Company or other participants for determining well locations and drilling time-tables;
•	the economic conditions at the time of drilling, including the prevailing and anticipated price of oil and gas; and
•	the availability and cost of land based and/or deep water drilling rigs and the availability of operating personnel.

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

At September 30, 2013, the Company’s major assets are located outside the United States.  The Company’s primary assets are cash in various financial institutions and agreements with Kenya, Chad, the DRSTP and the JDA, which provide ERHC with rights to participate in exploration and production activities in Kenya, Chad, the EEZ and the JDZ.  Production is subject to political risks which are inherent in all foreign operations.  The Company’s ability to exploit its interests in this area pursuant to such agreements may be adversely impacted by this circumstance.

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

The Company’s business interests are located in Kenya, Chad and in the Gulf of Guinea offshore Africa and are subject to the volatility of foreign governments

The Company’s primary assets are located in Kenya, Chad and in the Gulf of Guinea, offshore Africa.  The Governments of Kenya, Chad, Nigeria and the island nation of Sao Tome and Principe granted ERHC participation interests in various concessions in their lands and offshore waters.  The Governments of Kenya, Chad, Nigeria and Sao Tome and Principe exist in a volatile political and economic environment and the Company is subject to all the risks associated with those governments.  These risks include, but are not limited to:

•	Loss of future revenue and concessions as a result of hazards such as war, acts of terrorism, insurrection and other political risks;
•	Increases in taxes and governmental interests;
•	Unilateral renegotiation of contracts by government entities;
•	Difficulties in enforcing our rights against a governmental agency because of the doctrine of sovereign immunity and foreign sovereignty over international operations;
•	Changes in laws and policies governing operations of foreign-based companies, and
•	Currency restrictions and exchange rate fluctuations.

The Company’s foreign operations may also be adversely affected by laws and policies of the United States affecting foreign trade and taxation. Realization of any of these factors could materially and adversely affect our financial position, results of operations and cash flows.

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

The issue in contention is contractual. The Company was awarded a 15 percent working interest in each of the Blocks in a 2004/5 bid/licensing round conducted by the JDA following the Company’s exercise of preferential rights in the Blocks as guaranteed by contract and treaty.  The JDA and the Government of STP contend that certain correspondence issued by a previous CEO/President of the Company in 2006 amount to a relinquishment of the Company’s rights in Blocks 5 and 6 under the Company’s contracts with STP which provide for the rights.  The Company contends that no such relinquishment has occurred and has sought recourse to arbitration accordingly. It also filed the suit to prevent any tampering with its said rights in JDZ Blocks 5 and 6 pending the outcome of arbitration.

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

The Company has limited sources of working capital

The Company is currently focused on consolidating  and exploiting its interests in Kenya, Chad, JDZ Blocks 2, 3, 4, 5, 6 and 9 and the EEZ but has had no source of income other than interest income from cash investments generated from the sale of participation interests in Blocks 2, 3 and 4 to Sinopec and Addax Ltd.  The Company intends to develop its assets in Kenya and Chad over the next two years with an option of entering into participation agreements, but the timing or likelihood of such transactions cannot be predicted.  In addition to its obligations under Kenya and Chad PSCs, the Company may exercise further rights in the EEZ in 2014, in which case it may incur significant capital cost in exercise of those rights.

As described in more detail in “Item 7 Future Capital Requirements” of this Form 10-K, the Company’s minimum working capital requirements for general, Kenyan, and Chadian operations in 2014 will be approximately $6,051,360.

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

One shareholder controls approximately 40% of the Company’s outstanding common stock

One shareholder beneficially owns approximately 40% of the Company’s outstanding common stock.  As a result, the shareholder has the ability to substantially influence, and may effectively control the outcome of corporate actions that require stockholder approval, including the election of directors.  This concentration of ownership may have the effect of delaying or preventing a future change in control of the Company or a liquidity event.

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

Effective September 30, 2013, the Company entered into a farm-out agreement with an international oil and gas company.  Under the terms of this agreement, which is contingent upon the consent of the Government of Kenya and other conditions, the Company will transfer 55% of its participating interest in Kenya Block 11A to its farm-out partner.

Republic of Chad

On July 6, 2011, the Company announced that it had signed a Production Sharing Contract (PSC) on the three oil blocks with the Government of Chad.  The initial period of exploration commenced on July 12, 2012 with the publication, in Chadian Government’s Gazette Principal, of the Exclusive Exploration Authorization, granted to ERHC by the Government of Chad.

Recently, ERHC offered to novate the PSC by retaining only the BDS2008 Block and relinquishing the Manga and Chari Ouest III Blocks to the Chadian government for efficiency.  The novation of the PSC has been approved by the Chadian Ministry of Energy and Petroleum.  The BDS 2008 Block has an area of 16,360 square kilometers or 4,042,644 acres.

Joint Development Zone

ERHC has interests in six of the nine Blocks in the Joint Development Zone (JDZ), a 34,548 sq. km area approximately 200 km off the coast of Nigeria and Sao Tome and Principe that is adjacent to several large petroleum discovery areas. ERHC’s rights in the JDZ include:

•	JDZ Block 2: 22.0%
•	JDZ Block 3: 10.0%
•	JDZ Block 4: 19.5%
•	JDZ Block 5: 15.0% (in Arbitration)
•	JDZ Block 6: 15.0% (in Arbitration)
•	JDZ Block 9: 20.0%

Sao Tome and Principe Exclusive Economic Zone

ERHC holds the following working interests and rights in the EEZ:

•	EEZ Block 4: 100% working interest and no signature bonus
•	EEZ Block 11: 100% working interest and no signature bonus
•	The option to acquire up to a 15% paid working interest in additional two blocks of ERHC’s choice.

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

Stock Price Highs & Lows

	High	Low
	(Price per share)
Fiscal Year 2011
First Quarter	$0.30	$0.14
Second Quarter	0.24	0.14
Third Quarter	0.17	0.08
Fourth Quarter	0.18	0.09

Fiscal Year 2012
First Quarter	$0.10	$0.07
Second Quarter	0.10	0.07
Third Quarter	0.14	0.08
Fourth Quarter	0.16	0.09

Fiscal Year 2013
First Quarter	$0.15	$0.07
Second Quarter	0.09	0.06
Third Quarter	0.09	0.05
Fourth Quarter	0.09	0.06

As of November 30, 2013, there were approximately 2,200 stockholders of record.  The closing price of the common stock as reported on the OTC Bulletin Board on November 30, 2013 was $0.06. The Company has not paid any dividends during the last three fiscal years and does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

In November 2004, the Board of Directors adopted a 2004 Compensatory Stock Option Plan pursuant to which it reserved 20,000,000 shares for issuance.  This plan was approved at a special meeting of the stockholders of the Company in February 2005.  Under this plan, 14,681,756 shares have been authorized.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	4,150,000	0.20	5,318,244

Equity compensation plans not approved by security holders	-	-	-

Recent Sales of Securities Exempt from Registration

The Company has issued the following securities which were exempt from registration:

•	During the third and fourth quarter of 2010, the Company issued 1,017,500 shares for 2010 to employees and directors, for services rendered in 2010.
•	During the fourth quarter of 2011, the Company awarded 525,000 shares for 2011 to directors, for services rendered in 2011. These shares were unissued at September 30, 2012.
•	During the fourth quarter of 2012, the Company awarded 525,000 shares for 2012 to directors, for services rendered in 2012. These shares were unissued at September 30, 2012.
•	During the second quarter of 2012, Board of Directors granted 4,750,000 stock options to officers and board of directors members of the Company. The options vest over two years, are exercisable for a period of 2 years and have a $0.20 strike price. The options are only exercisable if the Company’s share price reaches $0.75 per share and remains consistently at or above that level for a period of one month.
•	During the fourth quarter of 2013, the Company awarded 420,000 shares for 2013 to directors, for services rendered in 2013. These shares were unissued at September 30, 2013.

All the transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.  No sales commissions were paid in connection with these transactions.

Issuer Purchases of Equity Securities

The Company has not repurchased any of its Common Stock.

Item 6. Selected Financial Data

The selected financial data of the Company presented below as of and for each of the five years in the period ended September 30, 2013, has been derived from the audited financial statements of the Company.  The financial statements as of and for the years ended September 30, 2013, 2012, 2011, 2010 and 2009 have been audited by MaloneBailey, LLP, an independent registered public accounting firm.  The data set forth below should be read in conjunction with the Company’s financial statements, related notes thereto and Management’s Discussion and Analysis of Financial Condition and Plan of Operations, contained elsewhere herein.

Statements of Operations Data
	For the Years Ended September 30,
	2013	2012	2011	2010	2009

Operating expenses	$5,156,265	$4,324,826	$4,425,324	$5,188,495	$4,239,706
Interest expense	(36)	(1,094)	(13,651)	(1,843)	(1,843)
Other income (expense)	3,484	5,621	28,488	(1,040,473)	(3,447,588)
Benefit (provision) for taxes		-	-	-	-

Netloss	$(5,152,817)	$(4,320,299)	$(4,410,487)	$(6,230,811)	$(7,689,137)

Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Weighted average shares of common stock outstanding	751,978,263	738,935,288	738,284,321	723,439,691	722,794,828

Balance Sheets Data
	September 30,
	2013	2012	2011	2010	2009

Concession costs and fees	$6,037,803	$10,046,303	$4,620,531	$2,839,500	$2,839,500
Total assets	12,472,600	20,640,111	19,748,238	23,007,470	28,859,825
Total liabilities	983,293	5,610,790	539,519	517,425	5,209,900
Shareholders’ equity	11,489,307	15,029,321	19,208,719	22,490,045	23,649,925

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

Results of Operations

Year Ended September 30, 2013 Compared with Year Ended September 30, 2012

General and administrative expenses increased from $4,309,856 in the year ended September 30, 2012 to $3,808,760 in the year ended September 30, 2013.  General and administrative expenses remained relatively consistent due to no major changes in operations of the Company. The Company also incurred exploration expenses during the year ended September 30, 2013 amounting to $1,222,399 mainly for its concessions in Chad and Kenya.

During the year ended September 30, 2013, the Company had a net loss of $5,152,817 compared with a net loss of $4,320,299 for the year ended September 30, 2012.  The increase was primarily due to exploration expenses as mentioned above and the increase in depreciation expenses during 2013.

Liquidity

Year Ended September 30, 2013 Compared with Year Ended September 30, 2012

Net cash used by operating activities during the year ended September 30, 2013 was $4,564,595, an increase of $416,292 from cash used by operating activities of $4,148,303 in the year ended September 30, 2012.  This increase was primarily due to the following:
•	Increase in net loss,
•	Increase in depreciation expenses for the year,
•	Increase in cash inflows from change in prepaid assets due to the timing as well as continued efforts to cut costs,
•	Increase in cash inflows on the change in accounts payable and accrued liabilities mainly due to recognizing obligations for various work performed on Kenya and Chad properties.

Net cash used by investing activities during the year ended September 30, 2013 was $(3,457,369), a change of $8,134,511 from cash provided by investing activities of $4,677,142 in the year ended September 30, 2012.  This decrease was primarily due to the following:
•	increase in purchases of oil and gas concessions, due to the progress on Kenya and Chad work programs,
•	decrease in proceeds from the sale of US Treasury Bills and certificates of deposit,
•	increase in purchases of certificates of deposit to comply with the terms of the Kenya farm-out agreement (see Farm-out under Item 1), and
•	increase in purchases of equipment, mainly due to establishing offices in Kenya and Chad.

Net cash provided by financing activities during the year ended September 30, 2013 was $1,540,178, an increase of $1,540,178 from cash provided by financing activities of $0 in the year ended September 30, 2012.  This increase was solely due to proceeds from common stock issuances under the rights offering.

Capital Resources

Our working capital (defined as current assets minus current liabilities) has historically been generated primarily from the following sources: investing cash flow (proceeds from sale of partial interest in DRSTP concession) and financing cash flows (proceeds from sale of common stock under various arrangements).

As of September 30, 2013, the Company had $1,184,204 in cash and cash equivalents and positive working capital of $993,317.  Subsequent to September 30, 2013, the Company received $2,731,558 under the Kenya farm-out agreement pending the approval by the Government of Kenya.  Management believes that its current cash position should be sufficient to support the Company’s general and administrative expenses for more than 12 months.

Future Capital Requirements

Management estimates ERHC’s minimum annual working capital requirements to be $4,800,000. However, as described in more detail in Item 1 of this Form 10-K and under Contractual Obligations below, the Company anticipates that it will need at least an additional $235,000 for its exploration of the Kenya asset and $1,016,360 for its exploration of the Chad asset over the next twelve months, bringing the minimum capital requirements to $6,051,360.  In September 2013, the Company announced the reaching of a farm-out agreement with an international oil and gas company.  Subject to the consent of the Kenyan Government and certain other conditions, the finalization of the farm-out will result in a carry of ERHC’s proportionate obligations on the Kenya Block 11A PSC.

Apart from farm-outs, Management currently considers equity finance to be one of the most viable options for raising additional capital.  The Company plans to proceed to raise equity finance by registered direct offerings to strategic investor(s) and is presently working with an investment banker and other financial intermediaries.

The Company will also consider convertible loans and other debt instruments

ERHC currently has a number of applications for new exploration assets in progress in several African countries.  Depending on the success of these efforts, there is a possibility that additional opportunities requiring capital expenditures may arise; however, at this time, amounts and times of such requirements cannot be estimated.

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

Off-Balance Sheet Arrangements

At September 30, 2013, the Company had no off-balance sheet arrangements.

Short –Term Obligations

As of September 30, 2013, the Company had a total of $983,293 in short-term obligations. These short-term obligations include $108,500 of accrued executive bonuses contingent upon securing a farm-out partner for the Chad PSC.

Contractual Obligations and Commercial Commitments

The following table provides information at September 30, 2013, about the Company’s contractual obligations and commercial commitments.  The table presents contractual obligation by due dates and related contractual commitments by expiration dates.

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Kenya license interest (1)	$10,485,000	$235,000	$10,250,000	$-	$-
Chad license interest (2)	15,081,800	1,016,360	2,032,720	12,032,720	-
Operating lease (3)	498,049	126,416	260,665	110,968	-

Total	$26,064,849	$1,377,776	$12,543,385	$12,143,688	$-

(1)	This represents obligations under our PSC with Kenya. The Company has a an obligation to pay annual training and surface fees in the amount of $235,000 and a minimum $10,250,000 during the last year of a two year work program. Accordingly, the above analysis is prepared using the minimum commitment. ERHC’s obligations under this PSC are being assumed by its farm-out partner subject to approval by the Government of Kenya

(2)	This represents obligations under our PSC with Chad. The Company has a $15,000,000 commitment under a five year work program. This commitment must include annual expenditures of at least $1,000,000 and accordingly, the above analysis is prepared using the minimum commitment. Furthermore, the Company is contractually obligated to pay annual Surface Area Fees, estimated to be $16,360 per year during the Initial Exploration Period.

(3)	Lease obligations consist of operating lease for office space. Office lease represent non-cancelable leases for office space used in daily operations.

Contingencies and Legal Matters

For a detailed discussion of contingencies and legal matters, see “Item 3 Legal Proceedings”.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

At September 30, 2013, all the Company’s oil and gas exploration acreages were located outside the United States.  The Company’s primary assets are agreements with Government of the Republic of Kenya, the Republic of Chad, the DRSTP and the JDA, which provide ERHC with rights to participate in exploration and production activities in the Republic of Kenya, the Republic of Chad, and in Gulf of Guinea off the coast of West Africa.  This geographic area of interest is controlled by foreign governments that have historically experienced volatility, which is out of management’s control. The Company’s ability to exploit its interests in the agreements in this area may be impacted by this circumstance.

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

Item 8.  Financial Statements and Supplementary Data

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page(s)

Report of Independent Registered Public Accounting Firm on the Financial Statements for the Years ended September 30, 2013 and 2012	27

Consolidated Financial Statements:

Consolidated Balance Sheets as of September 30, 2013 and 2012	28

Consolidated Statements of Operations for the Years Ended September 30, 2013 and 2012, and for the period from inception, September 5, 1995,to September 30, 2013	29

Consolidated Statements of Comprehensive Income for the Years Ended September 30, 2013 and 2012, and for the period from inception, September 5, 1995,to September 30, 2013	30

Consolidated Statements of Shareholders’ Equity for the period from inception, September 5, 1995, to September 30, 2013	31

Consolidated Statements of Cash Flows for the Years Ended September 30, 2013 and 2012, and for the period from inception, September 5, 1995,to September 30, 2013	37

Notes to Consolidated Financial Statements	39

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ERHC Energy Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of ERHC Energy Inc. and its subsidiaries (collectively the “Company’), a development stage corporation, as of September 30, 2013 and 2012 and the related consolidated statements of operations, other comprehensive loss, changes in shareholders’ equity and cash flows for each of the years then ended.  These financial statements are the responsibility of ERHC’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ERHC Energy Inc. and its subsidiaries as of September 30, 2013 and 2012, and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP
www.malone-bailey.com
Houston, Texas

December 20, 2013

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED BALANCE SHEETS
September 30, 2013 and 2012

	2013	2012

ASSETS

Current assets:
Cash and cash equivalents	$1,184,204	$7,665,990
Investment in Oando Energy Resources	563,525	540,912
Prepaid expenses and other	228,881	320,725

Total current assets	1,976,610	8,527,627

Oil and gas concession fees	6,037,803	10,046,303
Furniture and equipment, net of accumulated depreciation of $303,303 and $175,195 at September 30, 2013 and 2012, respectively	202,364	47,783
Restricted certificate of deposit	2,186,182	-
Income tax receivable	2,018,533	2,018,398
Other assets	51,108	-

Total assets	$12,472,600	$20,640,111

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$983,293	$610,790
Signing bonus payable - Chad	-	5,000,000

Total current liabilities	983,293	5,610,790

Commitments and contingencies:

Shareholders' equity:
Preferred stock, par value $0.0001; authorized 10,000,000 shares; none issued and outstanding	-	-
Common stock, par value $0.0001; authorized 950,000,000 shares; issued and outstanding 764,849,260 and 739,458,854 shares at September 30, 2013 and 2012, respectively	76,485	73,947
Additional paid-in capital	101,067,084	99,479,431
Accumulated other comprehensive loss	(786,475)	(809,087)
Losses accumulated in the development stage	(88,867,787)	(83,714,970)

Total shareholders’ equity	11,489,307	15,029,321

Total liabilities and shareholders' equity	$12,472,600	$20,640,111

The accompanying notes are an integral part of these consolidated financial statements.

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended September 30, 2013 and 2012, and for the Period
From Inception, September 5, 1995, to September 30, 2013

			(Unaudited) Inception to
	Year Ended September 30,		September 30,
	2013	2012	2013

Costs and expenses:
General and administrative	$3,808,760	$4,309,856	$90,222,786
Exploration expenses	1,222,399	-	1,222,399
Depreciation	125,106	14,970	1,648,614
Gain on sale of partial interest in DRSTP concession	-	-	(30,102,250)
Write-offs and abandonments	-	-	7,742,128
Total costs and expenses	(5,156,265)	(4,324,826)	(70,733,677)

Other income and (expenses):
Interest income	3,484	5,621	4,854,088
Gain from settlements	-	-	130,178
Other income	-	-	439,827
Interest expense	(36)	(1,094)	(12,145,372)
Provision for loss on deposits	-	-	(5,292,896)
Loss on extinguishment of debt	-	-	(5,749,575)

Total other income and (expense)	3,448	4,527	(17,763,750)

Loss before benefit (provision) for income taxes	(5,152,817)	(4,320,299)	(88,497,427)

Benefit (provision) for income taxes:
Current	-	-	(1,330,360)
Deferred	-	-	960,000

Total benefit (provision)for income taxes	-	-	(370,360)

Net loss	$(5,152,817)	$(4,320,299)	$(88,867,787)

Net loss per common share –basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	751,978,263	738,933,854

The accompanying notes are an integral part of these consolidated financial statements.

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS
For the Years Ended September 30, 2013 and 2012, and for the Period
From Inception, September 5, 1995, to September 30, 2013

			(Unaudited) Inception to
	Year Ended September 30,		September 30,
	2013	2012	2013

Net loss	$(5,152,817)	$(4,320,299)	$(88,867,787)

Other comprehensive income – unrealized gain (loss) on available for sale securities	22,612	16,566	(786,475)

Total other comprehensive loss	$(5,130,205)	$(4,303,733)	$(89,654,262)

The accompanying notes are an integral part of these consolidated financial statements.

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the Period from Inception, September 5, 1995, to September 30, 2013, (Unaudited for the
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
For the Period from Inception, September 5, 1995, to September 30, 2013, (Unaudited for the
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
For the Period from Inception, September 5, 1995, to September 30, 2013, (Unaudited for the
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
For the Period from Inception, September 5, 1995, to September 30, 2013, (Unaudited for the
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
For the Period from Inception, September 5, 1995, to September 30, 2013, (Unaudited for the
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
For the Period from Inception, September 5, 1995, to September 30, 2013, (Unaudited for the
Period from Inception to September 30, 1998)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Deferred
	Shares	Amount	Capital	Deficit	Income	Compensation	Total

Balance at September 30, 2009	723,050,444	72,305	92,330,993	(68,753,373)	-	-	23,649,925
Common stock issued for services	1,017,500	102	267,079	-	-	-	267,181
Common stock issued for settlement of liability	5,250,000	525	4,803,225	-	-	-	4,803,750
Net loss	-	-	-	(6,230,811)	-	-	(6,230,811)

Balance at September 30, 2010	729,317,944	72,932	97,401,297	(74,984,184)	-	-	22,490,045

Common stock issued for services	525,000	53	133,261	-	-	-	133,314
Common stock issued for cash	9,090,910	909	1,820,591	-	-	-	1,821,500
Unrealized loss on available for sale equity securities	-	-	-	-	(825,653)		(825,653)
Net loss	-	-	-	(4,410,487)			(4,410,487)
Balance at September 30, 2011	738,933,854	73,894	99,355,149	(79,394,671)	(825,653)	-	$19,208,719
Common stock issued for services	525,000	53	100,390	-	-	-	100,443
Stock option expense	-	-	23,892	-	-	-	23,892
	-	-		-	-	-
Unrealized gain on available for sale equity securities	-	-	-	-	16,566	-	16,566
Net loss	-	-	-	(4,320,299)	-	-	(4,320,299)

Balance at September 30, 2012	739,458,854	$73,947	$99,479,431	$(83,714,970)	$(809,087)	$-	$15,029,321
Common stock issued for services	420,000	42	25,158	-	-	-	25,200
Stock option expense	-	-	24,813	-	-	-	24,813
Stock issued in rights offering	24,970,406	2,496	1,537,682	-	-	-	1,540,178
Unrealized gain on available for sale equity securities	-	-	-	-	22,612	-	22,612
Net loss	-	-	-	(5,152,817)	-	-	(5,152,817)

Balance at September 30, 2013	764,849,260	$76,485	$101,067,084	$(88,867,787)	$(786,475)	$-	$11,489,307

The accompanying notes are an integral part of these consolidated financial statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2013 and 2012, and for the Period From
Inception, September 5, 1995 to September 30, 2013

			(Unaudited)
			Inception to
	Year Ended September 30,		September 30,
	2013	2012	2013

Cash flows from operating activities:
Net loss	$(5,152,817)	$(4,320,299)	(88,867,787)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and depletion expense	125,106	14,970	1,648,613
Provision for loss on deposits	-	-	5,292,896
Write-offs and abandonments	-	-	7,742,128
Deferred income taxes	-	-	(2,018,398)
Compensatory stock options	24,813	23,892	1,356,945
Gain from settlement	-	-	(617,310)
Gain on sale of partial interest in DRSTP concession	-	-	(30,102,250)
Amortization of beneficial conversion feature associated with convertible debt	-	-	2,793,929
Amortization of deferred compensation	-	-	1,257,863
Loss (gain) on extinguishment of debt	-	-	5,669,500
Stock issued for services	-	-	20,897,077
Stock issued for settlements	-	-	225,989
Stock issued for officer bonuses	-	26,943	5,221,638
Stock issued for interest and penalties on convertible debt	-	-	10,631,768
Stock issued for board compensation	25,200	73,500	2,751,149
Changes in operating assets and liabilities:
Prepaid expenses and other	40,600	(38,584)	(280,123)
Accounts payable and other accrued liabilities	428,347	74,423	(2,108,839)
Accounts payable and accrued liabilities, related party	(55,844)	(3,148)	-
Accrued retirement obligation	-	-	365,000

Net cash used by operating activities	(4,564,595)	(4,148,303)	(58,140,212)

The accompanying notes are an integral part of these consolidated financial statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2013 and 2012, and for the Period From
Inception, September 5, 1995 to September 30, 2013

			(Unaudited)
			Inception to
	Year Ended September 30,		September 30,
	2013	2012	2013

Cash Flows From Investing Activities
Purchase of long-term investment	$-	$-	$(5,292,896)
Purchase of oil and gas concessions	(991,500)	(425,772)	(8,772,303)
Proceeds from sale of partial interest in DRSTP concession	-	-	45,900,000
Proceeds from United States Treasury bills	-	5,011,000	5,011,000
Purchase of United States Treasury bills and accrued interest	-	(3,554)	(5,011,000)
Purchase of marketable equity securities	-	-	(1,350,000)
Proceeds from sale of certificates of deposit	-	131,000	131,000
Purchase of restricted certificate of deposit	(2,186,182)	-	(2,317,182)
Purchase of furniture and equipment	(279,687)	(35,532)	(1,277,754)

Net cash provided (used) by investing activities	(3,457,369)	4,677,142	27,020,865

Cash flows from financing activities:
Proceeds from warrants exercised	-	-	160,000
Proceeds from sale of common stock, net of expenses	1,540,178	-	10,316,727
Proceeds from line of credit, related party	-	-	2,750,000
Proceeds from non-convertible debt, related party	-	-	158,700
Proceeds from convertible debt, related party	-	-	8,207,706
Proceeds from sale of convertible debt	-	-	9,019,937
Proceeds from bank borrowing	-	-	175,000
Proceeds from stockholder loans	-	-	1,845,809
Proceeds from stock subscription receivable	-	-	913,300
Repayment of shareholder loans	-	-	(1,020,607)
Repayment of long-term debt	-	-	(223,021)

Net cash provided by financing activities	1,540,178	-	32,303,551

Net increase (decrease) in cash and cash equivalents	(6,481,786)	(528,839)	1,184,204

Cash and cash equivalents at beginning of period	7,665,990	7,137,151	-

Cash and cash equivalents at end of period	$1,184,204	$7,665,990	$1,184,204

Non-cash investing and financing activities:
Unpaid (novation of) oil and gas concession fees	$(4,000,000)	$5,000,000	$-
Unrealized gain (loss) in Investment in Exile Resources	$22,612	$16,566	$(786,475)

The accompanying notes are an integral part of these financial statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended September 30, 2013 and 2012, and for the Period From
Inception, September 5, 1995 to September 30, 2013

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

Restricted Certificate of Deposit

A certificate of deposit was placed with a financial institution to secure a guarantee issued by this financial institution under the terms of Kenya PSC.

Investment in Oando Energy Resources (OER)

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

During the year ended September 30, 2013, the Company’s investment in the common stock and warrants of OER, a Canadian oil and gas company that trades on the Toronto Stock Exchange (TSX) decreased in value by $22,612. This decrease in value is included as a decrease in stockholders’ equity in accumulated other comprehensive loss.

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.  Furthermore, while ERHC believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.  In determining fair value, the ERHC generally applies the market approach, which uses prices and other relevant data based on market transactions involving identical or comparable assets and liabilities.  There have been no changes in the methodologies used at September 30, 2013 and 2012.

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

The Company follows the FASB guidance on accounting for uncertainty in income taxes which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under this guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The guidance also extends to de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period.  Diluted loss per share is computed by dividing net loss by the weighted average number of shares outstanding, after giving effect to potentially dilutive common share equivalents outstanding during the period.  Potentially dilutive common share equivalents are not included in the computation of diluted loss per share if they are anti-dilutive.  Diluted loss per common share is the same as basic for all periods presented because the effect of potentially dilutive common shares arising from outstanding stock warrants and options was anti-dilutive. For the years ended September 30, 2013 and 2012, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Stock-based Compensation

ERHC recognizes compensation costs resulting from the issuance of stock-based awards to employees and directors over the requisite period based on the fair value of each stock award on the grant date.

Recent Accounting Pronouncements

There have been no recently issued accounting pronouncements that have had or are expected to have a material impact on the Company’s financial statements.

Note 2 - Fair Value of Financial Instruments

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2013 and 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

September 30, 2013

	Quoted Prices
	In an Active	Significant Other	Significant
	Market for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Marketable equity securities - Oando Energy Resources:
Common stock	$543,169	$-	$-	$543,169
2-Year Warrants	20,356	-	-	20,356

	$563,525	$-	$-	$563,525

September 30, 2012

	Quoted Prices
	In an Active	Significant Other	Significant
	Market for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Marketable equity securities - Oando Energy Resources:
Common stock	$432,906	$-	$-	$432,906
1-Year Warrants	51,228	-	-	51,228
2-Year Warrants	56,778	-	-	56,778

	$540,912	$-	$-	$540,912

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

Note 4 – Oil and Gas Concessions

Following is an analysis of the cost of oil and gas concessions at September 30, 2013 and 2012:

	2013	2012

DRSTP concession	$2,839,500	$2,839,500
Chad concession	2,800,600	6,800,600
Kenya concession	326,073	326,073
Pending concessions in other African countries	71,630	80,130

	$6,037,803	$10,046,303

Republic of Kenya Concession Fees and Other Financial Commitments

On June 28, 2012, ERHC entered into a production sharing contract ("PSC") with the Government of the Republic of Kenya for certain land based hydrocarbon exploration and production of Block 11A located in northwestern Kenya.

The following is an analysis of the costs paid, payable or incurred at September 30, 2013 and 2012:

	2013	2012

Signature bonus	$310,000	$310,000
Other costs	16,073	16,073

	$326,073	$326,073

ERHC is also committed under the PSC to:

a.	pay surface fees of $60,000 per year and annual training fees of $175,000 per year during the initial exploration term of two years that started in the first quarter of 2013,
b.	spend at least $10,250,000 over the first two years on a minimum work program, and an additional $30,00,000 in each of the following two periods of two years each.

In October, 2013, the Company entered into a farm-out agreement with an international oil and gas company (the“Kenya farm-out partner”).  Under the terms of this agreement, and contingent upon the consent of the Government of Kenya and other conditions, the Company will assign and transfer 55% of its participating interest in Kenya Block 11A to the Kenya farm-out partner for an initial consideration of $2,000,000.  In exchange for the transferred rights, Kenya farm-out partner will carry the Company’s proportionate share of obligations and financial costs under the terms outlined in the farm-out agreement.  The agreement is contingent upon the Kenyan Government’s approval.

Republic of Chad Concession Fees and Other Financial Commitments

On June 30, 2011, ERHC entered into a production sharing contract ("PSC") with Chad for certain onshore hydrocarbon exploration and development.  Recently, the Ministry of Energy and Petroleum of Chad approved ERHC’s application to voluntarily relinquish two of the three Blocks covered by the PSC.  The voluntary relinquishment proportionately reduces ERHC’s total signature-bonus obligations of $6,000,000 under the initial PSC to $2,000,000.

Following is an analysis of the costs paid or incurred at September 30, 2013 and 2012:

	2013	2012

Signature bonus	$2,000,000	$6,000,000
Advisers’ and ancillary costs related to the PSC	320,600	320,600
Legal fees and costs for the drafting and negotiation of the PSC, as provided in PSC	480,000	480,000

	$2,800,600	$6,800,600

ERHC is also committed under the PSC to:

a.	spend at least $15,000,000 over the first five years on a minimum work program and at least an additional $1,000,000 over a further period of up to three years

b.	incur surface fees of $16,360 per calendar year during the first validity period starting on July 12, 2012, and lasting for up to eight years. Surface fees for subsequent periods will depend on the exploration progress as well as on the acreage retained by ERHC.

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

The following represents ERHC’s current rights in the JDZ and EEZ blocks:

Block	ERHC Original Participating Interest	ERHC Joint Bid Participating Interest	Participating Interest(s) Transferred	Current ERHC Retained Participating Interest	Remaining Cost Allocated to Blocks
JDZ 2	30.00%	35.00%	43.00%	22.00%	$-
JDZ 3	20.00%	5.00%	15.00%	10.00%	-
JDZ 4	25.00%	35.00%	40.50%	19.50%	-
JDZ 5	15.00%	-	-	15.00% (in arbitration)	567,900
JDZ 6	15.00%	-	-	15.00% (in arbitration)	567,900
JDZ 9	20.00%	-	-	20.00%	567,900
EEZ 4	100.00%	-	-	100.00%	567,900
EEZ 11	100.00%	-	-	100.00%	567,900

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

The remaining $2,839,500 of cost related to the DRSTP concession, as shown on the Company's balance sheet at September 30, 2013 and 2012, relate to blocks 5, 6 and 9 of the JDZ, and the Company's EEZ blocks on which Production Sharing Contracts are yet to be signed.  As of September 30, 2013, blocks 5 and 6 are in arbitration (see Note 7).

Note 5 – Income Taxes

The composition of deferred tax assets and the related tax effects at September 30, 2013 and 2012 are as follows:

	2013	2012
Net operating losses	$8,152,393	$4,509,788
Income tax receivable	2,018,398	2,018,398
Allowance for loss on deposits	1,799,584	1,799,584
Other	840,966	406,069
Total deferred tax assets	12,811,341	8,733,839
Valuation allowance	(10,792,808)	(6,715,441)

Net deferred tax asset	$2,018,533	$2,018,398

The deferred tax asset at September 30, 2013 and 2012 represents a pending tax refund due of overpayment made in the 2006 tax return and carryback claims.  The refund has not been processed pending resolution of the IRS’ examination of the Company’s 2006 tax return.

The difference between the income tax benefit (provision) in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax income (loss) for years ended September 30, 2013 and 2012, is as follows:

	2013	2012

Income tax benefit at federal statutory rate	$1,751,958	$1,468,902
Change in valuation allowance	(4,077,367)	1,595,827
Expiration and adjustment of NOLs	1,932,697	(2,939,782)
Stock compensation	(17,005)	(42,274)
Other	409,717	(82,673)
	$-	$-

In preparing the Company’s consolidated financial statements, the Company assesses the likelihood that its deferred tax assets will be realized from future taxable income.  The Company establishes a valuation allowance if it determines that it is more likely than not that some portion of the deferred tax assets will not be realized. Changes in the valuation allowance, when recorded, would be included in its consolidated statements of operations as a provision for (benefit from) income taxes.  The Company exercise significant judgment in determining its provisions for income taxes, its deferred tax assets and liabilities and its future taxable income for purposes of assessing its ability to utilize any future tax benefit from its deferred tax assets. During 2013, the Company assessed the need for a valuation allowance against its deferred tax assets.  The deferred tax asset valuation allowance was $10,792,808 as of September 30, 2013. The valuation allowance relates primarily to the net operating losses and various expense deductions for which a tax benefit is currently unavailable.

At September 30, 2013, the Company has Federal net operating loss carry forward of approximately $23,977,627.  The federal loss carry forward expires on various dates through 2032.

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

The Company is subject to taxation in the United States and various foreign jurisdictions. The Company’s tax years for 2007 through 2013 are subject to examination by the tax authorities. The Company is currently under examination by the Internal Revenue Service for the 2006 tax year. Management has determined that the Company has no uncertain tax positions requiring recognition under ASC 740 as of September 30, 2013 and 2012.

Note 6 – Shareholders’ Equity

Common Stock

During the years ended September 30, 2013 and 2012, ERHC issued 10,560,910, shares of common stock for payment of director and employee services, to third parties for payment of fees and for issuances under private placements as follows:

Year ended September 30, 2013 issuances

(i)	420,000 shares were granted to directors for 2013 service, but unissued at September 30, 2013, with related compensation expense of $25,200 recognized based on the market price of the stock on the grant date. Additional expenses of $24,813 relating to previously unrecognized share-based compensation (grants from prior years) was recorded during the year ended September 30, 2013.

(ii)	On December 17, 2012 the Company implemented a rights offering under the terms of which each shareholder was entitled to non-transferable subscription rights to purchase shares of common stock at a subscription price of $0.075 per share. Under the rights offering, the Company offered up to 246,486,285 shares of its common stock (or roughly 33% of outstanding shares at the date of the offering). On December 27, 2012 the Company issued one subscription right to current shareholders for every three shares of common stock held at the December 17, 2012 record date. The Rights Offering was closed on March 15, 2013 and resulted to net proceeds to the Company of $1,540,178 from the exercise of approximately 22,000,000 subscription rights (including certain oversubscription privileges). A total of 24,970,406 shares were issued from the Rights Offering.

Year ended September 30, 2012 issuances

(i)	525,000 shares were granted to directors for 2012 service, but unissued at September 30, 2012, with related compensation expense of $73,500 recognized based on the market price of the stock on the grant date. Additional expenses of $26,943 relating to previously unrecognized share-based compensation (grants from prior years) was recorded during the year ended September 30, 2012.

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

During the years ended September 30, 2013 and 2012, the Company recognized compensation expense of $24,813 and $23,892 related to the options grant as described above.  During the second quarter of fiscal 2013, 600,000 options with a total amortized value of $4,023 were forfeited upon resignation of one of the directors of the Company.  As of September 30, 2013, none of the options are exercisable, the weighted average remaining term is 0.25 year and the intrinsic value is zero. Unamortized compensation cost related to these options amounted to $6,958 which is expected to be recognized over a remaining period of 0.25 year.

Stock Warrants Summary

Information regarding warrant, their respective changes and their weighted average exercise prices as of and for the fiscal years ended September 30, 2013 and 2012 are as follows:

		Weighted	Market Price
		Average	Intrinsic
Description	Warrants	Exercise Price	Value

Balance at September 30, 2011	13,777,729	0.32	-
Granted	-
Exercised	-
Expired or cancelled	-
Balance at September 30, 2012	13,777,729	0.32	-
Granted	-
Exercised	-
Expired or cancelled	-
Balance at September 30, 2013	13,777,729	0.32	-

There was no unrecognized compensation cost for the above warrants as of September 30, 2013 and 2012.

Note 7 – Commitments and Contingencies

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

Operating Lease

ERHC leases office space at 5444 Westheimer Road, Houston, Texas.  The lease for office space expires July 31, 2017.  The lease calls for monthly base rent payments of $9,825 for approximately 5,200 square feet.  During the years ended September 30, 2013 and 2012, ERHC incurred lease expenses of $123,561 and $117,895, respectively.  The future remaining annual minimum lease payments under this lease are as follows:

Year Ended
September 30,	Amount

2014	126,416
2015	129,027
2016	131,638
2017	110,968

$498,049

The Company also leases various office spaces located outside of the United States with terms ranging from 6 months to 6 years.   Total rent expense under these leases for the years ended September 30, 2013 and 2012 amount to $181,133 and $41,048, respectively.

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

Based on their evaluation, ERHC’s principal executive and principal financial officers have concluded that ERHC’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2013 to ensure that the information required to be disclosed by ERHC in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Our officers also concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers to allow timely decisions regarding required disclosure.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of ERHC’s internal control over financial reporting as of September 30, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that, as of September 30, 2013, ERHC’s internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting

There were no changes in ERHCs internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, ERHC’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant and Corporate Governance

The following are the Directors and Principal Executive Officer of the Company as of   November 30, 2013:

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

Peter Ntephe, Ph. D

Peter Ntephe was appointed Chief Executive Officer and elected Director of ERHC Energy in April 2010. He has been involved in the Company’s executive management, in various capacities, since 2001. His roles have included fundamental participation in the negotiation, securing and maintenance of all the Company’s oil and gas interests in sub-Saharan Africa. As Chief Executive Officer, he oversees the executive management of ERHC Energy and its subsidiaries, ensuring that the group’s strategic objectives are met. Under Dr. Ntephe’s leadership, the Company has more than doubled the size of acreage under its control and expanded its strategic focus to include onshore acreage which is comparatively cheaper and less complicated to explore than deep offshore acreage. The Company has also rapidly grown its in-house technical capabilities, enabling it to directly operate some of its onshore assets in a strategic shift from the non-operator model it previously ran. Dr. Ntephe has had a career spanning 26 years. In addition to his PhD from the University of London, he holds five other degrees including a Master of Science from the University of Oxford, a Master of Laws from the University of London and a Master of Science (Management) from the Brunel University, London. Dr. Ntephe has previously taught as adjunct faculty in the Business School of the American Intercontinental University, London. He is a member of the Association of International Petroleum Negotiators (AIPN) and the Committee on Oil and Gas Law of the International Bar Association.

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

The number of stock awards granted to each director during years prior to the 2012 fiscal year was determined by reference to the awards in an equal amount that would yield thirty to fifty percent of total compensation of each director.  Stock awards in 2013 and 2012 were consistent in number of shares with 2011 and yielded reduced compensation based on a reduction in the Company's share price. In 2010 and 2009, based on the recommendations of Compensation Committee, the Company increased total compensations for Directors for serving on the Board. Stock awards to Directors are restricted shares under Rule 144 of the Securities Act of 1933, but they include no conditions for vesting.

On January 6, 2012, the Board of Directors granted a total of 3,000,000 stock options to the board of directors members of the Company under the Company’s 2004 Stock Option Plan.  The options vest over two years, are exercisable for a period of 2 years and have a $0.20 strike price.  However, the options are only exercisable if the Company’s share price reaches $0.75 per share and remains consistently at or above that level for a period of one month.  During the second quarter of fiscal 2013, 600,000 options with a total amortized value of $4,023 were forfeited upon resignation of one of the directors of the Company.

Cash Compensation - During 2013, the basic annual cash retainer paid to each Director (other than the Board Chairman) was $20,000.   Each Board member is paid a meeting fee of $1,500 per Board meeting attended.

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

The following table sets forth information concerning total director compensation during the 2012 fiscal year for each non-employee director:

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards (2)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Howard Jeter	$47,125	$6,300	$3,588	$-	$-	$-	$57,013
Andrew Uzoigwe	48,625	6,300	3,588	-	-	-	58,513
Friday Oviawe	50,500	6,300	3,588	-	-	-	60,388
Peter Ntephe	29,000	6,300	3,588	-	-	-	38,888
Leslie Blair (3)	16,906	-	-	-	-	-	16,906

(1)	The amounts included in the “Stock Awards” column represent the compensation cost recognized by the Company in 2013 related to non-option awards to directors, computed in accordance with ASC 718. As of September 30, 2013, no non-employee directors had any aggregate outstanding deferred shares. The number of shares underlying stock awards to directors during fiscal 2013 were as follows: Peter Ntephe – 105,000 shares, Howard Jeter - 105,000 shares, Andrew Uzoigwe -105,000 shares, and Friday Oviawe - 105,000 shares. The disclosure relates solely to grants of restricted stock (Under Rule 144) in 2013. Certain of the shares awarded to directors in 2013 have not been issued.

(2)	The amounts included in the “Option Awards” column represent the compensation cost recognized by the Company in related to stock option awards to directors, computed in accordance with ASC 718. Note 7 to these financial statements, provides more information on this award.

(3)	Leslie Blair resigned from the Board of Directors of the Company effective December 31, 2012, forfeiting options for the purchase of 600,000 shares of Company’s common stock with a total amortized value of $4,023.

GRANTS OF PLAN-BASED AWARDS

No rule 144 awards were made to the Company’s directors in 2013.

It is expected that the directors will receive compensation in fiscal 2014.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table reflects all outstanding equity awards held by the Company’s directors as of September 30, 2013:

						Stock Awards
	Option Awards
Name	Number of Securities Underlying Unexercised Options		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (2)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
	Exercisable	Unexercisable (1)

Peter Ntephe	—	525,000	75,000	0.20	1/6/2022	—	—	—	—
Howard Jeter	—	525,000	75,000	0.20	1/6/2022	—	—	—	—
Friday Oviawe	—	525,000	75,000	0.20	1/6/2022	—	—	—	—
Andrew Uzoigwe	—	525,000	75,000	0.20	1/6/2022	—	—	—	—

(1)	The number in this column reflects the rule 144 options awarded in 2012 pursuant to the 2004 Plan that have vested, but are not exercisable due to other factors.

(2)	The number in this column reflects the rule 144 options awarded in 2012 pursuant to the 2004 Plan that have not vested as of September 30, 2013.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s Directors and Executive Officers, and persons who own beneficially more than ten percent (10%) of the common stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission.  Copies of all filed reports are required to be furnished to the Company.  Based solely on the reports received and the representations of the reporting person, the Company believes that these persons have complied with all applicable filing requirements during the fiscal year ended September 30, 2013.

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

Director Independence

The Company’s Board of Directors is required to have a majority of independent directors and has adopted director independence guidelines based upon and as defined in the NASDAQ listing standards. The Company is not listed on NASDAQ and is not subject to the rules of NASDAQ but applies the rules established by NASDAQ to establish director independence.  The Company’s Board of Directors periodically analyzes the independence of each director and has determined that the following directors meet the standards of independence under our Corporate Governance Guidelines and director independence guidelines, including that each member is free of any relationship that would interfere with his or her individual exercise of independent judgment: Messrs.  Jeter, Uzoigwe, and Oviawe. No Director is deemed independent unless the Board affirmatively established his independence.

Audit Committee

The Company’s Audit Committee is constituted of Messrs. Oviawe (Chair), Jeter, and Uzoigwe.  The ultimate responsibility for good corporate governance rests with the Board, whose primary role is oversight, counseling and direction to the Company's management in the best long-term interests of the Company and its stockholders. The Audit Committee, in accordance with its charter, has been established for the purpose of overseeing the accounting and financial reporting processes of the Company and audits of the Company's annual financial statements. As described more fully in its charter, the purpose of the Audit Committee is to assist the Board in its general oversight of the Company's financial reporting, internal controls and audit functions.  Management is responsible for the preparation, presentation and integrity of the Company's financial statements; establishing and applying accounting and financial reporting principles; designing and implementing systems of internal controls; and establishing procedures designed to reasonably assure compliance with accounting standards, applicable laws and regulations. The Company's independent auditing firm is responsible for performing an independent audit of the consolidated financial statements in accordance with generally accepted auditing standards. In accordance with law, the Audit Committee has ultimate authority and responsibility to select, compensate, evaluate and, when appropriate, replace the Company's independent auditors. The Audit Committee has the authority to engage its own outside advisers, including experts in particular areas of accounting, as it determines appropriate, apart from counsel or advisers hired by management. All of the members of the Audit Committee meet the independence and experience requirements of the SEC. The Board of Directors determined that Mr. Oviawe qualifies as an “Audit Committee Financial Expert” as defined by the SEC.

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

Overview

ERHC’s current business activity is to exploit its assets, which are rights to working interests in exploration acreage in the Republic of Kenya, the Republic of Chad, the JDZ between the DRSTP, and Nigeria and in EEZ of Sao Tome and Principe.  The Company current business plan is based on attracting and retaining a limited group of highly qualified professionals. ERHC and its subsidiaries had 9 full-time employees at September 30, 2013.

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

2013 Executive Compensation

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

THE COMPENSATION COMMITTEE

Dr. Andrew Uzoigwe-Chairman
Ambassador Howard Jeter-Member
Mr. Friday Oviawe –Member

SUMMARY COMPENSATION TABLE

The following table sets forth the aggregate compensation awarded to, earned by or paid to the Company’s named executive officers for 2013, 2012 and 2011:

Name and Principal Position	Year	Salary ($)	Bonus ($)(7)	Stock Awards Authorized and Issued ($)	Stock Awards Authorized Unissued ($)(6)	Option Awards ($)(6)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (5)	All Other Compensation ($)	Total ($)

Peter Ntephe (1)
Chief Executive Officer	2013	236,000	—	—	—	5,979	—	—	—	241,979
	2012	236,000	59,000	13,471	—	5,030	—	—	—	313,501
	2011	236,000	—	33,000	9,450	—	—	—	—	278,450

Sylvan Odobulu (2)
Vice President - Administration & Controller	2013	180,000	—	—	—	4,484	—	—	—	184,484
	2012	175,500	40,500	6,736	—	3,773	—	—	—	226,509
	2011	162,000	—	16,500	—	—	—	—	—	178,500

David Bovell (3)
Vice President - Corporate Development	2013	—	—	—	—	—	—	—	—	—
	2012	137,083	—	6,736	—	—	—	—	—	143,819
	2011	235,000	—	16,500	—	—	—	—	—	251,500

(1)	Mr. Ntephe is contracted through ERHC’s holding company, ERHC Energy Cayman Limited and is paid a salary of $236,000 per year for his services as CEO. Stock awards and other compensation were awarded for his service as a director from April 2010 when he was elected to the board.

(2)	Mr. Odobulu joined the Company in July 2006 as controller and is the Principal Accounting Officer. He was promoted to Vice President – Administration in January 2012, at which time his salary was increased from $162,000 to $180,000 per year.

(3)	Mr. Bovell became VP of Corporate Development on May 1, 2008 and received a salary of $235,000 per year. His contract expired April 2012 and was not renewed.

(4)	ERHC does not provide either a pension plan or a nonqualified deferred compensation plan for any of its employees.

(5)	Represents earned portion of the option award described in more detail in Note 7 to the Audited Financial Statements included in this Form 10-K.

(6)	Upon the recommendation of the Compensation Committee, Mr. Ntephe and Mr. Odobulu were awarded bonuses of $60,000 and $40,500, respectively, during the second quarter of fiscal 2012. The bonuses were awarded in consideration of the work performed on Chad PSC, and payment is deferred until appropriate farm-in partners are secured, the Chad blocks are monetized, and all signature bonus payments are made to the Chad authorities.

GRANTS OF PLAN-BASED AWARDS

No rule 144 awards were made to the Company’s executive officers in 2013.

It is expected that the executive officers will receive compensation in fiscal 2014.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table reflects all outstanding equity awards held by the Company’s named executive officers as of September 30, 2013:

						Stock Awards
	Option Awards
Name	Number of Securities Underlying Unexercised Options		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (2)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
	Exercisable	Unexercisable (1)

Peter Ntephe	—	875,000	125,000	0.20	1/6/2022	—	—	—	—
Sylvan Odobulu	—	656,250	93,750	0.20	1/6/2022	—	—	—	—

(1)	The number in this column reflects the rule 144 options awarded in 2012 pursuant to the 2004 Plan that have vested, but are not exercisable due to other factors.

(2)	The number in this column reflects the rule 144 options awarded in 2012 pursuant to the 2004 Plan that have not vested as of September 30, 2013.

OPTION EXERCISES AND STOCK VESTED

During fiscal 2013, no stock options were exercised by the Company’s named executive officers and no restricted stocks vested.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

As of September 30, 2013, Company has entered into two employment or other agreements that include a change of control severance provisions with an executive officer, including the named executive officers. The Company’s employment agreements provide that certain officers are eligible for payments upon any termination without cause prior to expiration of the contract as described below under Employment Contracts.

Employment Contracts

The following is an analysis of the Company’s employment contracts with named executive officers at September 30, 2013:

Employee	Position	Date of Agreement Commencement	Date of Agreement Termination	Term of Agreement	Monthly/Annual Compensation	Estimated Cost if Triggering Event Occurred at September 30, 2013 (*)

Peter Ntephe	President and Chief Executive Officer	4/22/2012	4/21/2014	2 years	$19,667 / 236,000	$118,000
Sylvan Odobulu	Vice President – Administration and Controller	7/3/2012	7/2/2014	2 years	$15,000 / 180,000	$90,000

(*)	In the first six months of the employment contracts, no termination benefits accrue to the employees.

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

Securities Authorized for Issuance Under Equity Compensation Plans

In November 2004, the Board of Directors adopted a 2004 Compensatory Stock Option Plan pursuant to which it reserved 20,000,000 shares for issuance.  This plan was approved at a special meeting of the stockholders of the Company in February 2005.  Under this plan, 14,681,756 shares have been authorized.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)

Equity compensation plans approved by security holders	4,150,000	0.20	5,318,244

Equity compensation plans not approved by security holders	-	-	-

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table and notes thereto set forth certain information regarding beneficial ownership of the common stock as of November 30, 2013 by (i) each person known by the Company to beneficially own more than five percent of the common stock, (ii) each Director, (iii) each named Executive Officer and (iv) all Directors and Officers of the Company as a group.  As of November 30, 2013 there were 764,849,260 shares of common stock issued and outstanding.  Beneficial ownership is determined in accordance with rules of the SEC and generally includes voting or dispositive power with respect to such shares.

Name and Address	Shares of Common Stock Beneficially Owned(1)		Percentage of Voting Power

Principal Shareholders
Chrome Oil Services LTD (Sir Emeka Offor)	200,285,727	(2)	26.19%
c/o No 22 Lobito, Wuse II
Abuja, Nigeria

Chrome Energy, LLC (Sir Emeka Offor)	103,305,706	(2)	13.51%
c/o No 22 Lobito Crescent, Wuse II,
Abuja, Nigeria.

Sir Emeka Offor	307,796,433	(2)	40.24%
228B Muri Okunola ST, PO Box 71898 Victoria Island
Lagos, Nigeria

Directors and Named Executive Officer
Peter Ntephe (3)	1,191,172		*
Dr. Uzoigwe (3)	850,000		*
Howard Jeter (3)	850,000		*
Friday Oviawe (3)	505,000		*
Sylvan Odobulu (3)	365,000		*

All directors and named executive officer as a group (5 persons)	3,761,172		0.49%

*	Less than one percent

(1)	The number of shares beneficially owned by each person or group as of November 30, 2013 (except where another date is indicated) includes shares of common stock that such person or group had the right to acquire on or within 60 days after that date, including, but not limited to, upon the exercise of options and vesting and release of restricted stock units. To our knowledge, except as otherwise indicated in the footnotes to this table and subject to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder’s name.

(2)	Sir Emeka Offor is the beneficial owner of Chrome Oil Services, Ltd., and Chrome Energy, LLC. Accordingly he is the beneficial owner of the 200,285,727 shares held by Chrome Oil Services, Ltd., and 103,305,706 shares held by Chrome Energy, LLC and has complete voting and investment control over those shares. He also holds 4,205,000 shares in his own name. As a result Sir Emeka Offor is the beneficial owner of a total of 307,796,433 shares of common stock in ERHC as of November 30, 2013.

(3)	c/o Suite 1440, 5444 Westheimer Road, Houston, TX 77056

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

Transactions in 2013 and 2012

None

Item 14.  Principal Accounting Fees and   Services

Aggregate fees for professional services rendered by MaloneBailey, LLP for the fiscal years ended September 30, 2013 and 2012, were as follows:

	2013	2012

Audit fee	$65,000	$80,750
Tax fees	7,500	7,500
All other fees	-	-

	$72,500	$88,250

Audit fees for the fiscal years ended September 30, 2013 and 2012 represent the aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of financial statements included in its quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Tax fees for the fiscal year ended September 30, 2013 and 2012, represents the aggregate fees billed for professional services rendered for tax compliance, tax advice, and tax planning.

All other fees for the fiscal year ended September 30, 2013 and 2012, represents the aggregate fees billed for products and services provided by the Company’s audit professionals other than the services reported in the other categories.  All other fees generally relate to fees assessed for corporate tax restructuring and other general corporate tax related matters.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee on an annual basis reviews audit and non-audit services performed by the independent auditor.  All audit and non-audit services are pre-approved by the Audit Committee, which considers, among other things, the possible effect of the performance of such services on the auditors’ independence.  The Audit Committee has considered the role of MaloneBailey in providing services to us for the fiscal year ended September 30, 2013 and has concluded that such services are compatible with Malone Bailey’s independence as the Company’s auditors.

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

* Previously filed

SIGNATURES

In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on December 20, 2013, on its behalf by the undersigned, thereunto duly authorized.

ERHC Energy Inc.
By:	//s//Peter Ntephe
Peter Ntephe
President and Chief Executive Officer
//s//Sylvan Odobulu
Sylvan Odobulu
Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
//s// Howard Jeter	Director	December 20, 2013
Howard Jeter	Member Audit Committee
//s// Andrew Uzoigwe	Director	December 20, 2013
Andrew Uzoigwe	Member Audit Committee
//s// Friday Oviawe	Director	December 20, 2013
Friday Oviawe	Chairman Audit Committee