Form 10-Q
period 2013-12-31
ERHC Energy Inc
filed 2014-02-13
CIK 799235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and, (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

The number of shares of common stock, par value $0.0001 per share, outstanding as of January 31, 2014, was 764,849,260

ERHC ENERGY INC.

Part I. Financial Information		Page

Item 1.	Financial Statements	5

	Unaudited Consolidated Balance Sheets at December 31, 2013 and September 30, 2013	5

	Unaudited Consolidated Statements of Operations for the Three Months Ended December 31,2013 and 2012, and for the period from inception, September 5, 1995 to December 31, 2013	6

	Unaudited Consolidated Statements of Other Comprehensive Loss for the Three Months Ended December 31, 2013 and 2012, and for the period from inception, September 5, 1995 to December 31, 2013	7

	Unaudited Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2013 and 2012,and for the period from inception, September 5, 1995 to December 31, 2013	8

	Notes to Unaudited Consolidated Financial Statements	10

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4.	Controls and Procedures	22

Part II. Other Information

Item 1.	Legal Proceedings	23

Item 6.	Exhibits	25

	Signatures	26

Forward-Looking Statements
ERHC Energy Inc. (also referred to as "ERHC" or the "Company" and denoted by the use of the pronouns "we," "our" and "us" as the case may be in this Report) or its representatives may, from time to time, make or incorporate by reference certain written or oral statements of historical fact, statements  that  include, but are not limited to, information concerning the Company's possible or assumed future business activities and results of operations and statements about the following subjects:

●	business strategy;

●	growth opportunities;

●	future development of concessions, exploitation of assets and other business operations;

●	future market conditions and the effect of such conditions on the Company's future activities or results of operations;

●	future uses of and requirements for financial resources;

●	interest rate and foreign exchange risk;

●	future contractual obligations;

●	outcomes of legal proceedings including;

●	future operations outside the United States;

●	competitive position;

●	expected financial position;

●	future cash flows;

●	future liquidity and sufficiency of capital resources;

●	future dividends;

●	financing plans;

●	tax planning;

●	budgets for capital and other expenditures;

●	plans and objectives of management;

●	compliance with applicable laws; and,

●	adequacy of insurance or indemnification.

These types of statements and other forward-looking statements inherently are subject to a variety of assumptions, risks and uncertainties that could cause actual results, levels of activity, performance or achievements to differ materially from those expected, projected or expressed in forward-looking statements.  These risks and uncertainties include, among others, the following:

●	general economic and business conditions;

●	worldwide demand for oil and natural gas;

●	changes in foreign and domestic oil and gas exploration, development and production activity;

●	oil and natural gas price fluctuations and related market expectations;
●	termination, renegotiation or modification of existing contracts;
●	the ability of the Organization of Petroleum Exporting Countries, commonly referred to as "OPEC", to set and maintain production levels and pricing, and the level of production in non-OPEC countries;
●	policies of the various governments regarding exploration and development of oil and gas reserves;
●	advances in exploration and development technology;
●	the political environment of oil-producing regions;
●	political instability in the Democratic Republic of Săo Tomé and Príncipe ("DRSTP"), the Federal Republic of Nigeria, Republic of Kenya, and the Republic of Chad;
●	casualty losses;
●	competition;
●	changes in foreign, political, social and economic conditions;
●	risks of international operations, compliance with foreign laws and taxation policies and expropriation or nationalization of equipment and assets;
●	risks of potential contractual liabilities;
●	foreign exchange and currency fluctuations and regulations, and the inability to repatriate income or capital;
●	risks of war, military operations, other armed hostilities, terrorist acts and embargoes;
●	regulatory initiatives and compliance with governmental regulations;
●	compliance with tax laws and regulations;
●	customer preferences;

●	effects of litigation and governmental proceedings;

●	cost, availability and adequacy of insurance;

●	adequacy of the Company's sources of liquidity;

●	labor conditions and the availability of qualified personnel; and,

●	various other matters, many of which are beyond the Company's control.

The risks and uncertainties included here are not exhaustive.  Other sections of this report and the Company's other filings with the U.S. Securities and Exchange Commission ("SEC") include additional factors that could adversely affect the Company's business, results of operations and financial performance.  Given these risks and uncertainties, investors should not place undue reliance on our statements concerning future intent.   Our statements included in this report speak only as of the date of this report.  The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any of our statements to reflect any change in its expectations with regard to the statements or any change in events, conditions or circumstances on which any forward-looking statements are based.

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements

ERHC ENERGY INC. A CORPORATION IN THE DEVELOPMENT STAGE UNAUDITED CONSOLIDATED BALANCE SHEETS

	December 31, 2013	September 30, 2013

ASSETS

Current assets:
Cash and cash equivalents	$2,619,402	$1,184,204
Investment in Oando Energy Resources	482,519	563,525
Prepaid expenses and other	264,108	228,881

Total current assets	3,366,029	1,976,610

Oil and gas concession fees	6,037,803	6,037,803
Furniture and equipment, net of accumulated depreciation of $323,760 and $300,303 at December 31, 2013 and September 30, 2013, respectively	178,907	202,364
Restricted certificate of deposit	2,186,729	2,186,182
Income tax receivable	2,018,533	2,018,533
Other assets	121,482	51,108

Total assets	$13,909,483	$12,472,600

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$932,131	$983,293
Deferred farm out fees	2,731,558	-

Total current liabilities	3,663,689	983,293

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $0.0001; authorized 10,000,000 shares; none issued and outstanding	-	-
Common stock, par value $0.0001; authorized 950,000,000 shares; issued and outstanding 764,849,260 shares	76,485	76,485
Additional paid-in capital	101,073,927	101,067,084
Accumulated other comprehensive loss	(867,481)	(786,475)
Losses accumulated in the development stage	(90,037,137)	(88,867,787)

Total shareholders' equity	10,245,794	11,489,307

Total liabilities and shareholders' equity	$13,909,483	$12,472,600

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ERHC ENERGY INC. A CORPORATION IN THE DEVELOPMENT STAGE UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months Ended December 31,		September 5, 1995 (Inception) to December 31,
	2013	2012	2013

Costs and expenses:
General and administrative	$973,578	$1,017,592	$91,196,364
Exploration expenses	173,819	-	1,396,218
Depreciation	23,457	25,033	1,672,071
Gain on sale of partial interest in DRSTP concession	-	-	(30,102,250)
Write-offs and abandonments	-	-	7,742,128
Total costs and expenses	(1,170,854)	(1,042,625)	(71,904,531)

Other income and (expenses):
Interest income	1,504	435	4,855,592
Gain (loss) from settlements	-	-	130,178
Other income	-	-	439,827
Interest expense	-	-	(12,145,372)
Provision for loss on deposits	-	-	(5,292,896)
Loss on extinguishment of debt	-	-	(5,749,575)
Total other income and (expense)	1,504	435	(17,762,246)

Loss before benefit (provision) for income taxes	(1,169,350)	(1,042,190)	(89,666,777)

Benefit (provision) for income taxes:
Current	-	-	(1,330,360)
Deferred	-	-	960,000
Total benefit (provision)for income taxes	-	-	(370,360)

Net loss	$(1,169,350)	$(1,042,190)	$(90,037,137)

Net loss per common share -basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	764,849,260	739,458,854

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ERHC ENERGY INC. A CORPORATION IN THE DEVELOPMENT STAGE UNAUDITED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS

	Three Months Ended December 31,		(Unaudited) Inception to September 30,
	2013	2012	2013

Net loss	$(1,169,350)	$(1,042,190)	$(90,037,137)

Other comprehensive income – unrealized gain (loss) on available for sale securities	(81,006)	309,505	(867,481)

Total other comprehensive loss	$(1,250,356)	$(732,685)	$(90,904,618)

The accompanying notes are an integral part of these unaudited consolidated financial statements

ERHC ENERGY INC. A CORPORATION IN THE DEVELOPMENT STAGE UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,		September 5, 1995 (Inception) to December 31,
	2013	2012	2013
Cash Flows From Operating Activities:
Net loss	$(1,169,350)	$(1,042,190)	$(90,037,137)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and depletion expense	23,457	25,033	1,672,070
Provision for loss on deposits	-	-	5,292,896
Write-offs and abandonments	-	-	7,742,128
Deferred income taxes	-	-	(2,018,398)
Compensatory stock options	6,843	-	1,363,788
Gain from settlement	-	-	(617,310)
Gain on sale of partial interest in DRSTP concession	-	-	(30,102,250)
Amortization of beneficial conversion feature associated with convertible debt	-	-	2,793,929
Amortization of deferred compensation	-	-	1,257,863
Loss on extinguishment of debt	-	-	5,669,500
Stock issued for services	-	-	20,897,077
Stock issued for settlements	-	-	225,989
Stock issued for officer bonuses	-	7,964	5,221,638
Stock issued for interest and penalties on convertible debt	-	-	10,631,768
Stock issued for board compensation	-	-	2,751,149
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(105,602)	2,176	(385,725)
Accounts payable and other accrued liabilities	(70,829)	(61,187)	(2,179,668)
Accounts payable and accrued liabilities, related party	19,667	-	19,667
Accrued retirement obligation	-	-	365,000

Net cash used in operating activities	(1,295,814)	(1,068,204)	(59,436,026)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ERHC ENERGY INC. A CORPORATION IN THE DEVELOPMENT STAGE UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,		September 5, 1995 (Inception) to December 31,
	2013	2012	2013
Cash Flows From Investing Activities:
Purchase of long-term investment	-	-	(5,292,896)
Purchase of oil and gas concessions	-	(1,008,600)	(8,772,303)
Proceeds from sale of partial interest In DRSTP concession	-	-	45,900,000
Proceeds from U.S. Treasury bills	-	-	5,011,000
Purchase of U.S. Treasury bills and accrued interest	-	-	(5,011,000)
Purchase of marketable equity securities		-	(1,350,000)
Purchase of restricted certificate of
Deposit, and accrued interest	(546)	-	(2,317,728)
Proceeds from sale of restricted certificate of deposit	-	-	131,000
Purchase of furniture and equipment	-	(167,941)	(1,277,754)
Proceeds from deferred farm-out fees	2,731,558	-	2,731,558

Net cash provided by (used in)investing activities	2,731,012	(1,176,541)	29,751,877

Cash Flows From Financing Activities:
Proceeds from warrants exercised	-	-	160,000
Proceeds from common stock, net of expenses	-	-	10,316,727
Proceeds from line of credit, related party	-	-	2,750,000
Proceeds from non-convertible debt related party	-	-	158,700
Proceeds from convertible debt, related party	-	-	8,207,706
Proceeds from sale of convertible debt	-	-	9,019,937
Proceeds from bank borrowing	-	-	175,000
Proceeds from stockholder loans	-	-	1,845,809
Proceeds from stock subscription receivable	-	-	913,300
Repayment of shareholder loans	-	-	(1,020,607)
Repayment of long-term debt	-	-	(223,021)

Net cash provided by financing activities	-	-	32,303,551

Net increase (decrease) in cash and cash equivalents	1,435,198	(2,244,745)	2,619,402
Cash and cash equivalents, beginning of period	1,184,204	7,665,990	-
Cash and cash equivalents, end of period	$2,619,402	$5,421,245	$2,619,402
Non-cash investing and financing activities:
Unrealized (loss) gain on investment in Exile Resources	$(81,006)	$309,505	$(867,482)
Reclass of prepaid expenses to furniture and equipment	$-	$131,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND BUSINESS ORGANIZATION

The consolidated financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods on a basis consistent with the annual audited financial statements.  All such adjustments are of a normal recurring nature.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year.  Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to such rules and regulations, although ERHC Energy Inc. ("ERHC" or the "Company") believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

Recent accounting pronouncements

There have been no recently issued accounting pronouncements that have had or are expected to have a material impact on the Company's consolidated financial statements.

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

Investments are accounted for as available for sale securities and reported at fair value, determined based on the quoted prices in an active market for identical assets and classified as Level 1 under the ASC 820.

During the three months ended December 31, 2013, the Company's investment in the common stock and warrants of OER, a Canadian oil and gas company that trades on the Toronto Stock Exchange (TSX) decreased in value by $81,006. This decrease in value is included as a decrease in stockholders' equity in accumulated other comprehensive income.

NOTE 3 – OIL AND GAS CONCESSIONS
The following is an analysis of the cost of oil and gas concessions at December 31, 2013 and September 30, 2013:

	December 31, 2013	September 30, 2013

DRSTP concession	$2,839,500	$2,839,500
Chad concession	2,800,600	2,800,600
Kenya concession	326,073	326,073
Pending concessions in other African countries	71,630	71,630

	$6,037,803	$6,037,803

NOTE 4 - STOCKHOLDERS' EQUITY

During the three months ended December 31, 2013, the Company recognized compensation expense of $6,843 related to options granted to the Board of Directors in fiscal year 2012.  As of December 31, 2013, there are 4,150,000 options outstanding; none of which are exercisable.  These options have a weighted average remaining term of six days and an intrinsic value of zero. Unamortized compensation cost related to these options amounted to $114 which is expected to be recognized during the second quarter of fiscal 2014.

During the three months ended December 31, 2013, there were no new warrants granted and none were exercised, cancelled or expired.  As of December 31, 2013, the Company has 13,777,729 outstanding and exercisable warrants with a weighted average exercise price and remaining term of $0.32 per share and 1.21 years, respectively.  As of December 31, 2013, these warrants have an intrinsic value of zero.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

COMMITMENTS UNDER PRODUCTION SHARE CONTRACTS

Republic of Kenya Concession Fees and Other Financial Commitments

On June 28, 2012, ERHC entered into a production sharing contract ("PSC") with the Government of the Republic of Kenya for certain land based hydrocarbon exploration and production of Block 11A located in northwestern Kenya.

ERHC is committed under terms of the PSC to:

a.	pay surface fees of $60,000 per year and annual training fees of $175,000 per year during the initial exploration term of two years that started in the first quarter of 2013,

b.	spend at least $10,250,000 over the first two years on a minimum work program and an additional $30,000,000 in each of the following two periods of two years each,

c.	provide a bank guarantee of 50% of the expenditures under the minimum work program, which ERHC acquired in May 2013 in the amount of up to $5,000,000 in favor of the Ministry of Energy of Kenya.

The following is an analysis of the costs paid or incurred at December 31, 2013:
a.	$310,000 as the entire signature bonus

b.	$561,080 as costs of airborne geophysical survey and quality control associated with it

c.	$229,569 as training and surface fees, as provided in the PSC

d.	$68,611 in advisers' and ancillary costs related to the PSC

In October, 2013, the Company entered into a farm-out agreement with CEPSA Kenya Limited, a subsidiary of Compañía Española de Petróleos, S.A.U., an international oil and gas company ("CEPSA").  Under the terms of this agreement, and contingent upon the consent of the Government of Kenya and other conditions, the Company will assign and transfer 55% of its participating interest in Kenya Block 11A to the Kenya farm-out partner for an initial consideration of $2,000,000.  In exchange for the transferred rights, Kenya farm-out partner will carry the Company's proportionate share of obligations and financial costs under the terms outlined in the farm-out agreement.  The agreement is contingent upon the Kenyan Government's approval.  At December 31, 2013, ERHC classified the $2,731,558 received under the terms of the farm-out agreement under Deferred farm out fees in the consolidated balance sheets , until an approval is received from the Government of Kenya.  The approval was granted by the Government of Kenya in January 2014.

Republic of Chad Concession Fees and Other Financial Commitments

On June 30, 2011, ERHC entered into a production sharing contract ("PSC") with Chad for certain onshore hydrocarbon exploration and development.  During the 4th quarter of 2013, the Ministry of Energy and Petroleum of Chad approved ERHC's application to voluntarily relinquish two of the three Blocks covered by the PSC.  The voluntary relinquishment proportionately reduces ERHC's total signature-bonus obligations of $6,000,000 under the initial PSC to $2,000,000.

As of December 31, 2013, ERHC has paid or incurred:

a.	$2,000,000 as the entire signature bonus

b.	$658,128 in advisers' and ancillary costs related to the PSC

c.	$480,000 as legal fees and costs for the drafting and negotiation of the PSC, as provided for in the PSC

e.	$190,872 as costs of Environmental Impact Study, as provided for in the PSC

ERHC is also committed under the PSC to:

a.	spend at least $15,000,000 over the first five years on a minimum work program and at least an additional $1,000,000 over a further period of up to three years

b.	surface fees of $16,360 per calendar year during the first validity period, and lasting for up to eight years. Surface fees for subsequent periods will depend on the exploration progress as well as on the acreage retained by ERHC.

NOTE 6 – SUBSEQUENT EVENT

On February 7, 2014, ERHC has completed its farm-out agreement with CEPSA, following the receipt of final regulatory approvals from the Kenyan Government.

LEGAL PROCEEDINGS
JDZ BLOCKS 5 AND 6

Arbitration and Lawsuit

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

The following discussion should be read in conjunction with the Company's unaudited consolidated financial statements (including the notes thereto) and Item 1A of Part II; "Risk Factors," included elsewhere in this report and the Company's audited consolidated financial statements and the notes thereto, Item 7; and  "Management's Discussion and Analysis of Financial Condition and Plan of Operations" and Item 1A, "Risk Factors" included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2013.  The Company's historical results are not necessarily an indication of trends in operating results for any future period.   References to "ERHC" or the "Company" mean ERHC Energy Inc., a Colorado corporation, and, unless expressly stated or the context otherwise requires, its wholly owned subsidiary.

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

Overview

ERHC Energy Inc., a Colorado corporation, ("ERHC" or the "Company") was incorporated in 1986. The Company is in the business of exploration for oil and gas resources in Africa. The Company's business includes working interests in exploration acreage in the Republic of Kenya ("Kenya"), the Republic of Chad ("Chad"), the Joint Development Zone ("JDZ") between the Democratic Republic of Săo Tomé and Príncipe ("STP"), the Federal Republic of Nigeria ("FRN" or "Nigeria"), and the exclusive economic zone of Săo Tomé and Príncipe (the "Exclusive Economic Zone" or "EEZ").

ERHC's strategy in Kenya and Chad is to perform exploration work and further establish the prospectivity of assets acquired through Production Sharing Contracts (PSCs) with the governments of both countries.  ERHC found a farm-out partner for its interests in Kenya, and is currently seeking for a partner for its interests in Chad.  ERHC expects that such farm-in arrangements, if entered into, might lower the risk and cost of the exploration programs to ERHC.

The Company's strategy in the JDZ and EEZ is to farm out its working interests to well established oil and gas operators for valuable consideration including upfront cash payments and being carried for ERHC's share of the exploration costs.  This has already been done successfully on Blocks 2, 3 and 4 of the JDZ where ERHC has benefited from partnerships with Addax Petroleum and Sinopec Corporation, which have operated some of the license areas on behalf of ERHC.
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

Circle Oil Limited (www.circleoilandgas.com) ("Circle") acted as finder in ERHC's acquisition of the Block by facilitating ERHC's entry into Kenya, including the introduction of Dr. Peter Thuo, ERHC's Kenya-based geoscientist and technical adviser who provided liaison services in the pursuit of ERHC's application. Circle's involvement provided significant efficiencies, including substantial cost savings, in ERHC's application process.  By virtue of the terms of the business finder's agreement reached between Circle and ERHC, Circle is entitled to receive a 5% payment on the value of the acquisition accruing resulting to ERHC from the application.  Circle has opted to receive this fee in the form of a carried 5% of ERHC's total interest in Block 11A.

In September 2013, ERHC concluded a farm-out agreement with CEPSA. The farm-out agreement is subject to the consent of the Government of the Republic of Kenya, which was granted during the month of January 2014. Under terms of the agreement, ERHC would transfer a portion of its interest in Kenya Block 11A as well as operatorship. The entered farm-out agreement includes a carry and other considerations.

Kenya Operations Update
During the month of January 2014, ERHC completed its airborne Full Tensor Gravity Gradiometry (FTG) survey of Block 11A in northwestern Kenya.  Additionally, ERHC has awarded the contract for a 2D seismic survey of at least 1,000 kilometers in the Block in compliance with the work program to BGP Kenya Ltd.  ERHC intends the seismic survey to commence in early Spring of 2014, in compliance with the Company's work program. The seismic survey layout will be premised on structural mapping of prospective basins enabled by the FTG survey.  Upon successfully meeting all conditions precedent, the farm-out agreement between ERHC and CEPSA went into effect on February 7, 2014.

Key Provisions of the ERHC's PSC on Block 11A

Exploration Term
The initial exploration period is two years from the effective date of the PSC. The effective date falls ninety days after the execution of the PSC.  The Company is expected to begin exploration operations within three months of the effective date.  The initial exploration period is extendable for two additional two-year exploration periods contingent upon fulfillment of the Company's work program and expenditure obligations under the PSC.

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

Proposed Exploration Work Program
The PSC with the Government of Kenya obliges ERHC to carry out the following minimum work program:

(A)	During the Initial Exploration Period of Two (2) Contract Years – Minimum Work and Expenditure Obligations:
·	Acquire and interpret 1,000 km2 of gravity and magnetic data (at a minimum cost of US $ 250,000) and
·	Acquire and interpret 1,000 Km/line of 2D seismic data (at a minimum cost of US $ 10,000,000)

(B)	During the First Additional Exploration Period of Two (2) Contract Years: Minimum Work and Expenditure Obligations to:
·	Acquire 750 km2 high density of 3D seismic data (at a minimum cost of US $ 30,000,000), or
·	Drill one (1) well to a minimum depth of 3,000 m (at a minimum cost of US $30,000,000)

(C)	During the Second Additional Exploration Period of Two (2) Contract Years: Minimum Work and Expenditure Obligation to drill one (1) well to a minimum depth of 3,000m (with minimum expenditure of US $ 30,000,000).

However, if the Company satisfactorily completes the minimum work obligations without having spent up to the minimum expenditure, the Company will be deemed to have satisfied its obligations under the PSC.

REPUBLIC OF CHAD
ERHC's Chad Acreage

On July 6, 2011, the Company announced that it had signed a Production Sharing Contract (PSC) on the three oil blocks with the Government of Chad.  A PSC is an agreement that governs the relationship between ERHC (and any future joint-venture partners) and the Government of Chad in respect of exploration and production in the Blocks awarded to the Company.  The initial period of exploration commenced on July 12, 2012 with the publication, in Chadian Government's Gazette Principal, of the Exclusive Exploration Authorization, granted to ERHC by the Government of Chad.

Recently, ERHC offered to novate the PSC by retaining only the BDS2008 Block and relinquishing the Manga and Chari Ouest III Blocks to the Chadian Government for efficiency and for greater ease in carrying out an accelerated work program.  The novation of the PSC has been approved by the Chadian Ministry of Energy and Petroleum.

Chad Operations Update
As in Kenya, the Company plans to pursue rift margin plays in Chad similar to those that led to recent major discoveries in East Africa.  ERHC's current plans are to conduct a Full Tensor Gravity Gradiometry (FTG) survey or a more conventional airborne magnetics/gravity survey over these focus areas.

Focus Areas
ERHC's exploration focus is on Block BDS 2008 which measures 41,800 square kilometers or 10,329,000 acres.  Within this block, two focus areas have been identified where ERHC intends to initially acquire airborne gravity and magnetics data followed by a 2D seismic survey.

During the three months ended December 31, 2013, ERHC completed the Environmental Impact Assessment ("EIA") as a mandatory pre-condition to commencing data acquisition and the rest of the work program. During the three months ended December 31, 2013, ERHC completed the Environmental Impact Study ("EIS") and submitted the results of EIS to the Government of Chad for review, as required under the PSC.  The EIA has been completed and approved, and ERHC is advancing to the next step in its oil and gas exploration work program: an aero gravity/magnetic survey of BDS 2008. The Company anticipates sending Invitations to Tender for this survey during the second quarter of 2014.

Key Provisions of ERHC's Production Sharing Contract (PSC) in Chad

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

Cost Recovery and Production Sharing
In the event of a discovery and commercial production from the Company's blocks, the Company and any partners that have participated in the exploration will be entitled to recover up to 70% of the net hydrocarbon production (less any production royalty) as cost of oil, until all the costs for exploration and development have been recovered. Production royalty is 14.25% in the case of crude oil and 5% in the case of natural gas.  No guarantee can be given that there will be production in commercial quantities from the Company's exploration acreage in Chad.

NIGERIA – SAO TOME AND PRINCIPE JOINT DEVELOPMENT ZONE ("JDZ")

Background of the JDZ

In the spring of 2001, Sao Tome & Principe and Nigeria signed a treaty establishing a JDZ for the joint development of petroleum and other resources in the overlapping area of their respective maritime boundaries.  The treaty also established an administrative body, the Joint Development Authority ("JDA"), to administer the treaty and all activities in the JDZ.  Revenues derived from the JDZ will be shared 60:40 between the governments of Nigeria and Săo Tomé & Príncipe, respectively. The JDZ lies approximately 180 kilometers south of Nigeria, in the Gulf of Guinea, one of the most prolific hydrocarbon regions of the world.

ERHC's Rights in the JDZ

In April 2003, the Company and STP entered into an Option Agreement (the "2003 Option Agreement") in which the Company relinquished significant prior legal rights and financial interests in the Joint Development Zone ("JDZ") in exchange for preferential exploration rights in the JDZ.  Following the exercise of ERHC's rights as set forth in the 2003 Option Agreement, the JDA confirmed the award in 2004 of participating interests ("Original Participating Interest") in each of JDZ Blocks 2, 3, 4, 5, 6 and 9 of the JDZ during the 2004/5 licensing round conducted by the JDA.  ERHC also jointly bid with internationally recognized technical partners for additional participating interests in the JDZ during the 2004/5 licensing round.  As a result of the joint bid, ERHC won additional participating interests ("Joint Bid Participating Interest") in Blocks 2, 3 and 4.  The following is a tabulation of ERHC's participating interests in the JDZ.

JDZ Block	ERHC Original Participating Interest	ERHC Joint Bid Participating Interest	Participating Interest(s) Assigned	Current ERHC Retained Participating Interest

2	30.00%	35.00%	43.00%	22.00%
3	20.00%	5.00%	15.00%	10.00%
4	25.00%	35.00%	40.50%	19.50%
5	15.00%	-	-	15.00% (in arbitration)
6	15.00%	-	-	15.00% (in arbitration )
9	20.00%	-	-	20.00%

ERHC's Participating Agreements in the JDZ

The following are the particulars of the Participating Agreements by which ERHC assigned some of its participating interests in JDZ Blocks 2, 3 and 4 to technical partners so that the technical partners would operate the Blocks and carry ERHC's proportionate share of costs in the Blocks until production, if any, commenced from the Blocks:

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

Under the terms of the Participation Agreements Sinopec and Addax agreed to pay all of ERHC's future costs for petroleum operations ("the carried costs") in respect of ERHC's retained interests in the blocks.  Additionally, Sinopec and Addax are entitled to 100% of ERHC's allocation of cost oil plus up to 50% of ERHC's allocation of profit oil from the retained interests on individual blocks until Sinopec and Addax Sub recover 100% of ERHC's carried costs.
On or about October 2, 2009, Sinopec International Petroleum Exploration and Production Corporation acquired all of the outstanding shares of Addax Petroleum Corporation.

ERHC's JDZ Acreage

ERHC has working interests in six of the nine Blocks in the JDZ, as follows:

●	JDZ Block 2: 22.0%

●	JDZ Block 3: 10.0%

●	JDZ Block 4: 19.5%

●	JDZ Block 5: 15.0% (in arbitration)

●	JDZ Block 6: 15.0% (in arbitration)

●	JDZ Block 9: 20.0%

The working interest percentages represent ERHC's share of all the hydrocarbon production from the blocks and obligates ERHC to pay a corresponding percentage of the costs of drilling, production and operating the blocks.  Through Exploration Phase 1 in blocks 2, 3 and 4, these costs have been carried by the operators.  The operators can only recover their costs by carrying ERHC until production whereupon the operators will recover their costs from production revenues.

In 2009, Sinopec and Addax, ERHC's technical partners and operators in Blocks 2, 3 and 4 undertook an exploratory drilling campaign across the three blocks that was completed in January 2010.

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

SAO TOME AND PRINCIPE EXCLUSIVE ECONOMIC ZONE ("EEZ")

Overview of ERHC's EEZ Blocks

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

ERHC's Rights in the EEZ

Under a 2001 agreement with the Government of Sao Tome and Principe ("STP"), ERHC was vested with the rights to participate in exploration and production activities in the EEZ.  These rights included (a) the right to receive up to 100% of two blocks of ERHC's choice and (b) the option to acquire up to a 15% paid working interest in each of two additional blocks of ERHC's choice in the EEZ.  In 2010, ERHC exercised its rights to receive up to 100% of two blocks of ERHC's choice in the EEZ and was duly awarded Blocks 4 and 11 of the EEZ by the Government of STP.

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

Negotiations for a PSC between ERHC and the National Petroleum Agency of Săo Tomé and Príncipe (ANP-STP) opened on November 14, 2011 in Sao Tome.  Good progress has been made in several rounds of negotiations since then but the Company expects that it will take more rounds to conclude the PSCs. Both ERHC and the ANP-STP are currently conducting legal reviews of the draft PSCs for EEZ Blocks 4 and 11, the significant terms of which have been finalized by the parties.  ERHC's management is looking to secure PSCs for the EEZ Blocks that will be attractive to potential joint venture partners.

EEZ Operations Update

ERHC's and the ANP-STP's efforts to generate interest in the EEZ as a whole have increased interest in ERHC's EEZ Blocks among International Oil Operating Companies (IOCs).  ERHC's negotiations with several IOCs about possible partnerships on Block 11 are continuing.

INVESTMENT IN OANDO ENERGY RESOURCES (FORMERLY EXILE RESOURCES)

During the three months ended June 30, 2011, ERHC invested $1,350,000 in Exile Resources Inc, a company listed on the Toronto Stock Exchange (Ventures Exchange) stock in open market purchases.  ERHC's intention was to gain an indirect interest in Exile's underlying oil and gas exploration and production assets as well as the ability to participate in Exile's decision making in respect of those assets.  ERHC was particularly interested in Exile's carried interest in the proven Akepo field in the Niger Delta.

In July 2011, Oando Petroleum and Exploration Company ("Oando Petroleum") commenced a reverse takeover ("RTO") of Exile Resources.  In July 2012, Exile announced the completion of the RTO by Oando Petroleum and the change of name of the resultant company to Oando Energy Resources Inc, ("Oando Energy"). It also announced the listing of the company's shares under the symbol "OER" on the Toronto Stock Exchange (TSX) and commencement of trading in the shares on the TSX from July 30, 2012.

As a result of the RTO, ERHC now holds 418,889 shares in the common stock of Oando Energy.  ERHC also holds warrants for 418,889 common shares exercisable within 24 months of the closing of the RTO at Cdn$2.00 per share.

CURRENT PLANS FOR OPERATIONS

ERHC's principal assets are its interests in rights for exploration for hydrocarbons in Kenya, Chad, the JDZ and the EEZ. ERHC has no current sources of income from its operations. The Company plans to develop its business by the acquisition of other assets which may include revenue-producing assets in diverse geographical areas and the forging of strategic, new business partnerships and alliances.  ERHC cannot currently predict the outcome of negotiations for acquisitions, or, if successful, their impact on the Company's operations.

PLANS FOR FUNDING OF POTENTIAL ACQUISITIONS

ERHC's future plans will depend on the Company's ability to attract new funding.  The company is planning to raise up to $48 million over the next 18 months to fund exploration programs in Kenya and Chad.  The fund raising might include:

•	Farm-outs of part of the Company's assets in Kenya, Chad and the Săo Tomé and Príncipe Exclusive Economic Zone
•	Issue shares of common stock through a registered direct offering
•	Convertible Loans and other debt instruments
•	Other available financing options

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The process of preparing financial statements requires that the Company make estimates and assumptions that affect the reported amounts of liabilities and stockholders' equity at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Such estimates primarily relate to realization of oil and gas concession assets and the valuation allowance related to deferred tax assets as of the date of the financial statements; accordingly, actual results may differ from estimated amounts. ERHC's estimates and assumptions are based on current facts, historical experience and various other factors we believe to be reasonable under the circumstances. The most significant estimates with regard to the financial statements included with this report relate to realization of oil and gas concession assets and the valuation allowance related to deferred tax assets.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2013 Compared with the Three Months Ended December 31, 2012

General and administrative expenses varied slightly from $1,017,592 in the three months ended December 31, 2012 to $973,578 in the three months ended December 31, 2013.  Both periods reflect a normal level of expenses.

During the three months ended December 31, 2013, the Company had a net loss of $1,169,350 compared with a net loss of $1,042,190 for the three months ended December 31, 2012. The increase in loss is primarily due to the exploration expenses incurred in relation to the EIA and FTG work performed in Kenya and EIA work in Chad that began in late 2013 and continued in 2014.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2013, the Company had $2,619,402 in cash and cash equivalents, and a negative working capital of $297,660.  Management believes that this cash position should be sufficient to support the Company's working capital requirements for more than 12 months.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2013, the Company had no off-balance sheet arrangements.

DEBT FINANCING ARRANGEMENTS

At December 31, 2013, the Company had a total of $3,663,689 in short term obligations, including:

•	$2,731,558 in deferred farm out fees received under the terms of the Kenya farm-out agreement, pending an approval from the Government of Kenya (granted during the 2nd quarter of 2014),
•	$551,816 in accrued exploration costs related to the FTG survey in Kenya,
•	$116,593 of accounts payable,
•	$100,500 in accrued executive bonuses related to acquisition of Chadian Blocks, deferred until the Blocks are monetized,
•	$96,346 in accrued executive unused vacation,
•	$33,003 in deferred office rent,
•	$16,967 in accrued officer salary, and
•	$16,906 in accrued compensation owed to directors for serving on the ERHC board,

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company's current focus is to exploit its primary assets, which are rights to working interests oil and gas exploration blocks in Kenya, Chad, the JDZ and EEZ under agreements with the  governments of Kenya, Chad, the JDA and the government of STP respectively.  The Company intends to continue to form relationships with other oil and gas companies with operational, technical and financial capabilities, to partner with the Company in leveraging its interests.  The Company currently has no other operations.

As of December 31, 2013, all the Company's exploration and production acreages were located outside the United States.  The Company's primary assets are agreements with Kenya, Chad, STP and the JDA which provide ERHC with rights to participate in exploration and production activities in Kenya, Chad, the EEZ and the JDZ in Africa.  This geographic area of interest is controlled by foreign governments that have historically experienced volatility of which is out of management's control. The Company's operations and its ability to exploit its interests in the agreements in this area may be impacted by this circumstance.

The future success of the Company's international operations may also be adversely affected by risks associated with international activities that include financial, economic and labor conditions, political instability, risk of war, expropriation, renegotiation or modification of existing contracts, tax laws (including host-country import-export, excise and income taxes and United States taxes on foreign subsidiaries) and changes in the value of the U.S. dollar relative to the local currencies in which future oil and gas producing activities may be denominated.  Furthermore, changes in exchange rates may adversely affect the Company's future results of operations and financial condition.

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

The Company's  Chief Executive Officer and Principal Accounting Officer participated in an evaluation by management regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2013.  Based on their participation in that evaluation, the Company's Chief Executive Officer and Principal Accounting Officer concluded that as of December 31, 2013, our disclosure controls and procedures are effective and ensure that the information required to be disclosed in the reports that ERHC files or submits under the Exchange Act, is accumulated and communicated to our management; including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure under the Exchange Act. ERHC officers also concluded on December 31, 2013 that our disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms.

There was no change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings

LEGAL PROCEEDINGS

JDZ BLOCKS 5 AND 6

Arbitration and Lawsuit

The Company's rights in JDZ Blocks 5 and 6 are currently the subject of legal proceedings at the London Court of International Arbitration and the Federal High Court in Abuja, Nigeria.  The Company instituted both proceedings in November 2008 against the JDA and the Governments of Nigeria and Săo Tomé and Príncipe.  The Company seeks legal clarification that its rights in the two Blocks remain intact.

The issue in contention is entirely contractual. The Company was awarded a 15 percent working interest in each of the Blocks in a 2004/5 bid/licensing round conducted by the JDA following the Company's exercise of preferential rights in the Blocks as guaranteed by contract and treaty.  The JDA and the Government of STP contend that certain correspondence issued by a previous CEO/President of the Company in 2006 amount to a relinquishment of the Company's rights in Blocks 5 and 6 under the Company's contracts with STP which provide for the rights.  The Company contends that no such relinquishment has occurred and has sought recourse to arbitration accordingly. It also filed the suit to prevent any tampering with its said rights in JDZ Blocks 5 and 6 pending the outcome of arbitration.

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

Our operation and financial results are subject to various risks and uncertainties that could affect our business, financial condition, results of operations, and trading price of our common stock, including but not limited to, failing financial institutions.  Please refer to our annual report on Form 10-K for fiscal year 2013 for additional information concerning these and other uncertainties that could negatively impact the Company.

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

ERHC Energy Inc.

Name	Title	Date

/s/ Peter Ntephe	President	February 13, 2014
Peter Ntephe	Chief Executive Officer

/s/ Sylvan Odobulu	Vice President (Admin) and Controller	February 13, 2014
Sylvan Odobulu	Principal Accounting Officer