Form 10-Q/A
period 2013-12-31
ERHC Energy Inc
filed 2014-05-14
CIK 799235

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

EXPLANATORY NOTE

We filed our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2013 on February 13, 2014 (the “Original Report”).  We subsequently filed Amendment No. 1 on Form 10-Q/A ("Amendment 1") solely to include a material contract as an exhibit 10.1 in Item 6, based on comments from the Securities and Exchange Commission regarding the Original Report. We are filing Amendment No. 2 on Form 10-Q/A (“Amendment 2”) solely to update the material contract included as an exhibit 10.1 in Item 6 to include an Exhibit C to that contract, based on comments from the Securities and Exchange Commission regarding the Amendment 1. No other changes to the Original Report or Amendment 1 are included in Amendment 2.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to A Vote of Security Holders

None.

Item 5.	Other Information

None

Item 6.	Exhibits

Signatures

10.1*	Kenya Farm-out agreement, related to Block 11A, Kenya, dated October 7, 2013, by and between ERHC Energy Kenya Limited and CEPSA Kenya Limited

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2*	Rule 13a-14(a) Certification of the Principal Accounting Officer

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Principal Accounting Officer

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ERHC Energy Inc.

Name	Title	Date

/s/ Peter Ntephe	President	May 14, 2014
Peter Ntephe	Chief Executive Officer

/s/ Sylvan Odobulu	Vice President (Admin) and Controller	May 14, 2014
Sylvan Odobulu	Principal Accounting Officer