Form 10-Q
period 2014-03-31
ERHC Energy Inc
filed 2014-05-15
CIK 799235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

The number of shares of common stock, par value $0.0001 per share, outstanding as of April 30, 2014, was 764,849,260

ERHC ENERGY INC.

Part I. Financial Information		Page

Item 1.	Financial Statements	5

	Unaudited Consolidated Balance Sheets at March 31, 2014 and September 30, 2013	5

	Unaudited Consolidated Statements of Operations for the Three and Six Months Ended March 31, 2014 and 2013, and for the period from inception, September 5, 1995 to March 31, 2014	6

	Unaudited Consolidated Statements of Other Comprehensive Loss for the Three and Six Months Ended March 31, 2014 and 2013, and for the period from inception, September 5, 1995 to March 31, 2014	7

	Unaudited Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2014 and 2013,and for the period from inception, September 5, 1995 to March 31, 2014	8

	Notes to Unaudited Consolidated Financial Statements	10

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4.	Controls and Procedures	22

Part II. Other Information

Item 1.	Legal Proceedings	23

Item 6.	Exhibits	25

	Signatures	26

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

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements

ERHC ENERGY INC. A CORPORATION IN THE DEVELOPMENT STAGE UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	September 30, 2013

ASSETS

Current assets:
Cash and cash equivalents	$3,374,025	$1,184,204
Investment in Oando Energy Resources	508,691	563,525
Prepaid expenses and other	373,432	228,881

Total current assets	4,256,148	1,976,610

Oil and gas concession fees	5,711,730	6,037,803
Furniture and equipment, net of accumulated depreciation of $338,862 and $300,303 at March 31, 2014 and September 30, 2013, respectively	163,805	202,364
Restricted certificate of deposit	-	2,186,182
Income tax receivable	2,018,533	2,018,533
Other assets	148,597	51,108

Total assets	$12,298,813	$12,472,600

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$303,178	$983,293

Total current liabilities	303,178	983,293

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $0.0001; authorized 10,000,000 shares; none issued and outstanding	-	-
Common stock, par value $0.0001; authorized 950,000,000 shares; issued and outstanding 764,849,260 shares	76,485	76,485
Additional paid-in capital	101,074,041	101,067,084
Accumulated other comprehensive loss	(841,309)	(786,475)
Losses accumulated in the development stage	(88,313,582)	(88,867,787)

Total shareholders' equity	11,995,635	11,489,307

Total liabilities and shareholders' equity	$12,298,813	$12,472,600

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ERHC ENERGY INC. A CORPORATION IN THE DEVELOPMENT STAGE UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Six Months Ended March 31,		September 5, 1995 (Inception) to March 31,
	2014	2013	2014	2013	2014
Costs and expenses:
General and administrative	$940,909	$839,723	$1,914,487	$1,857,313	$92,137,273
Exploration expenses	45,935	-	219,754	-	1,442,153
Depreciation	15,102	39,215	38,559	64,248	1,687,173
Gain on sale of partial interest in concessions	(2,724,793)	-	(2,724,793)	-	(32,827,043)
Write-offs and abandonments	-	-	-	-	7,742,128

Total costs and expenses	1,722,847	(878,938)	551,993	(1,921,561)	(70,181,684)

Other income and (expenses):
Interest income	708	463	2,212	898	4,856,300
Gain from settlements	-	-	-	-	130,178
Other income	-	-	-	-	439,827
Interest expense	-	(6)	-	(6)	(12,145,372)
Provision for loss on deposits	-	-	-	-	(5,292,896)
Loss on extinguishment of debt	-	-	-	-	(5,749,575)
Total other income and (expense)	708	457	2,212	892	(17,761,538)

Profit (loss) before benefit (provision) for income taxes eposits	1,723,555	(878,481)	554,205	(1,920,669)	(87,943,222)

Benefit (provision) for income taxes:
Current	-	-	-	-	(1,330,360)
Deferred	-	-	-	-	960,000

Total benefit (provision) for income taxes	-	- -	-	-	(370,360)

Net income (loss)	$1,723,555	$(878,481)	$554,205	$(1,920,669)	$(88,313,582)

Net income (loss) per common share - basic and diluted	$0.00	$(0.00)	$0.00	$(0.00)

Weighted average number of common shares outstanding basic and diluted	764,849,260	739,458,854	764,849,260	739,458,854

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ERHC ENERGY INC. A CORPORATION IN THE DEVELOPMENT STAGE UNAUDITED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS

					September 5,
					1995 (Inception)
	Three Months Ended March 31,		Six Months Ended March 31,		to March 31,
	2014	2013	2014	2013	2014

Net income (loss)	$1,723,555	$(878,481)	$554,205	$(1,920,669)	$(88,313,582)
Other comprehensive income (loss) on available for sale securities	26,172	(280,225)	(54,834)	29,280	(841,309)

Other comprehensive loss	$1,749,727	$(1,158,706)	$499,371	$(1,891,389)	$(89,154,891)

The accompanying notes are an integral part of these unaudited consolidated financial statements

ERHC ENERGY INC. A CORPORATION IN THE DEVELOPMENT STAGE UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,		September 5, 1995 (Inception) to March 31,
	2014	2013	2014
Cash Flows From Operating Activities:
Net income (loss)	$554,205	$(1,920,669)	$(88,313,582)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and depletion expense	38,559	64,248	1,687,172
Provision for loss on deposits	-	-	5,292,896
Write-offs and abandonments	-	-	7,742,128
Deferred income taxes	-	-	(2,018,398)
Compensatory stock options	6,957	10,898	1,363,902
Gain from settlement	-	-	(617,310)
Gain on sale of partial interest in Kenya concession	(2,724,793)	-	(2,724,793)
Gain on sale of partial interest in DRSTP concession	-	-	(30,102,250)
Amortization of beneficial conversion feature associated with convertible debt	-	-	2,793,929
Amortization of deferred compensation	-	-	1,257,863
Loss on extinguishment of debt	-	-	5,669,500
Stock issued for services	-	-	20,897,077
Stock issued for settlements	-	-	225,989
Stock issued for officer bonuses	-	-	5,221,638
Stock issued for interest and penalties on convertible debt	-	-	10,631,768
Stock issued for board compensation	-	-	2,751,149
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(242,040)	(88,481)	(522,163)
Accounts payable and other accrued liabilities	(2,360,857)	(33,711)	(4,469,696)
Accrued retirement obligation	-	-	365,000

Net cash used in operating activities	(4,727,969)	(1,967,715)	(62,868,181)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ERHC ENERGY INC. A CORPORATION IN THE DEVELOPMENT STAGE UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,		September 5, 1995 (Inception) to March 31,
	2014	2013	2014
Cash Flows From Investing Activities:
Purchase of long-term investment	-	-	(5,292,896)
Purchase of oil and gas concessions	-	(1,008,600)	(8,772,303)
Proceeds from sale of partial interest in Kenya concession	4,731,608	-	4,731,608
Proceeds from sale of partial interest in DRSTP concession	-	-	45,900,000
Proceeds from U.S. Treasury bills	-	-	5,011,000
Purchase of U.S. Treasury bills and accrued interest	-	-	(5,011,000)
Purchase of marketable equity securities	-	-	(1,350,000)
Restricted cash	-	(1,645,468)	-
Purchase of restricted certificate of deposit, and accrued interest	-	-	(131,000)
Proceeds from sale of restricted certificate of deposit	2,186,182	-	131,000
Purchase of furniture and equipment	-	(171,863)	(1,277,7543
Proceeds from deferred farm-out fees	-	-	--

Net cash provided by (used in)investing activities	6,917,790	(2,825,931)	33,938,655

Cash Flows From Financing Activities:
Proceeds from warrants exercised	-	-	160,000
Proceeds from common stock, net of expenses	-	1,540,178	10,316,727
Proceeds from line of credit, related party	-	-	2,750,000
Proceeds from non-convertible debt related party	-	-	158,700
Proceeds from convertible debt, related party	-	-	8,207,706
Proceeds from sale of convertible debt	-	-	9,019,937
Proceeds from bank borrowing	-	-	175,000
Proceeds from stockholder loans	-	-	1,845,809
Proceeds from stock subscription receivable	-	-	913,300
Repayment of shareholder loans	-	-	(1,020,607)
Repayment of long-term debt	-	-	(223,021)

Net cash provided by financing activities	-	1,540,178	32,303,551

Net increase (decrease) in cash and cash equivalents	2,189,821	(3,253,468)	3,374,025
Cash and cash equivalents, beginning of period	1,184,204	7,665,990	-
Cash and cash equivalents, end of period	$3,374,025	$4,412,522	$3,374,025
Non-cash investing and financing activities:
Unrealized (loss) gain on investment in Exile Resources	$(54,834)	$29,280	$(841,309)
Reclass of prepaid expenses to furniture and equipment	$-	$131,000	$-

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

During the six months ended March 31, 2014, the Company's investment in the common stock and warrants of OER, a Canadian oil and gas company that trades on the Toronto Stock Exchange (TSX) decreased in value by $54,834. This decrease in value is included as a decrease in stockholders' equity in accumulated other comprehensive income.

NOTE 3 – OIL AND GAS CONCESSIONS

The following is an analysis of the cost of oil and gas concessions at March 31, 2014 and September 30, 2013:

	March 31, 2014	September 30, 2013

DRSTP concession	$2,839,500	$2,839,500
Chad concession	2,800,600	2,800,600
Kenya concession	-	326,073
Pending concessions in other African countries	71,630	71,630

	$5,711,730	$6,037,803

In October, 2013, the Company entered into a farm-out agreement with CEPSA Kenya Limited, an affiliate of Compañía Española de Petróleos, S.A.U., an international oil and gas company ("CEPSA").  Under the terms of this agreement, the Company assigned and transferred 55% of its participating interest in Kenya Block 11A to CEPSA.  Pursuant to the agreement, we received farm-in fee of $2,000,000, reimbursement of $2,175,966 of exploration costs incurred, and recovery of our capitalized concession costs of 555,642. In connection with this farm-out, we recognized a gain of $2,724,793, which includes $2,000,000 farm-in fee along with $495,224 exploration costs and $229,569 training and surface fees expensed during the year ended September 30, 2013.

In exchange for the transferred rights, CEPSA will carry the Company's proportionate share of obligations and financial costs under the terms and conditions outlined in the farm-out agreement.  The agreement was approved in January 2014 by the Kenyan Government and from February 2014, CEPSA took over from ERHC as operator under the production sharing contract ("PSC") for Kenya Block 11A.

NOTE 4 - STOCKHOLDERS' EQUITY

During the six months ended March 31, 2014, the Company recognized compensation expense of $6,957 related to options granted to the Board of Directors in fiscal year 2012.  As of March 31, 2014, there are 4,150,000 fully-vested options outstanding; none of which are exercisable.  These options have a weighted average remaining term of 7.8 years and an intrinsic value of zero.

During the six months ended March 31, 2014, there were no new warrants granted and none were exercised, cancelled or expired.  As of March 31, 2014, the Company has 13,777,729 outstanding and exercisable warrants with a weighted average exercise price and remaining term of $0.32 per share and 0.96 years, respectively.  As of March 31, 2014, these warrants have an intrinsic value of zero.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

COMMITMENTS UNDER PRODUCTION SHARE CONTRACTS

Republic of Kenya Concession Fees and Other Financial Commitments

On June 28, 2012, ERHC entered into a production sharing contract ("PSC") with the Government of the Republic of Kenya for certain land based hydrocarbon exploration and production of Block 11A located in northwestern Kenya.

Beginning February 7, 2014 CEPSA Kenya Limited (CEPSA), an affiliate of Compañía Española de Petróleos, S.A.U, took over from ERHC as operator under the Production Sharing Contract for Block 11A with the Republic of Kenya.  ERHC and CEPSA entered into a Farm-out Agreement on October 7, 2013 (the “Agreement”) wherein ERHC transferred a majority participating interest and the operatorship in the Contract to CEPSA.

The following is an analysis of the costs paid or incurred as of March 31, 2014:

a.	$310,000 as the entire signature bonus

b.	$2,175,966 as costs of airborne geophysical survey and quality control associated with it

c.	$459,138 as training and surface fees, as provided in the PSC

d.	$68,611 in advisers' and ancillary costs related to the PSC

Republic of Chad Concession Fees and Other Financial Commitments

On June 30, 2011, ERHC entered into a production sharing contract ("PSC") with Chad for hydrocarbon exploration and production.  During the 4th quarter of 2013, the Ministry of Energy and Petroleum of Chad approved ERHC's application to voluntarily relinquish two of the three Blocks covered by the PSC.  The voluntary relinquishment proportionately reduces ERHC’s total signature-bonus obligations of $6,000,000 under the initial PSC to $2,000,000.

ERHC is also committed under the PSC to:

a.	spend at least $15,000,000 over the first five years on a minimum work program and at least an additional $1,000,000 over a further period of up to three years

b.
Training and surface fees of approximately $250,000 per calendar year during the first validity period, and lasting for up to eight years.  Fees for subsequent periods will depend on the exploration progress, the acreage retained by ERHC, and total payroll related to the production of oil and gas, should production commence.

LEGAL PROCEEDINGS
JDZ BLOCKS 5 AND 6

Arbitration and Lawsuit

Since 2008, ERHC has had a pending law suit (in Abuja, Nigeria) and arbitration proceedings (in London, UK) against the JDA and the Governments of Nigeria and Sao Tome and Principe. ERHC wants the London Court of International Arbitration to clarify that ERHC’s minority interests in JDZ Blocks 5 and 6 remain intact. ERHC wants the court in Abuja to restrain the JDA and or the Governments from tampering with ERHC’s rights in the two Blocks pending the determination of the arbitration.

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

ERHC's strategy in Kenya and Chad is to perform exploration work and further establish the prospectivity of assets acquired through Production Sharing Contracts (PSCs) with the governments of both countries. ERHC intends to do this either in conjunction with partners or alone. ERHC has contracted a farm-out partner for its interests in Kenya, and is currently seeking for partners for its interests in Chad.  ERHC expects that such farm-in arrangements, if entered into, might lower the risk and cost of the exploration programs to ERHC.

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

In October 2013, ERHC concluded a farm-out agreement with CEPSA. The farm-out agreement was approved by the Government of the Republic of Kenya during the quarter ended March 31, 2014. Under terms of the agreement, ERHC transferred majority  of its interest in Kenya Block 11A as well as operatorship to CEPSA. The entered farm-out agreement includes a carry and other considerations.

Kenya Operations Update

Upon successfully meeting all conditions required under the agreement, the farm-out agreement between ERHC and CEPSA went into effect on February 7, 2014, and the transfer of operations to CEPSA was completed at March 31, 2014.  During the month of January 2014, ERHC awarded a contract for a 2D seismic survey of at least 1,000 kilometers in the Block in compliance with the work program to BGP Kenya Limited. The 2D seismic program was designed to cover areas of interest resulting from structural mapping of prospective basins enabled by the airborne Full Tensor Gravity Gradiometry (FTG) survey of Block 11A completed in January 2014.  The FTG survey confirmed that the Lotikipi basin extends into Block 11A and significantly advanced the exploration team’s understanding of the internal structure of the Lotikipi rift basin and enabled the identification of the most prospective areas.  The work on the 2D seismic survey began in April 2014.  Upon completion of the 2D seismic program during the summer of 2014, ERHC and CEPSA will have satisfied the minimum work program requirements for the initial two-year exploration period under terms of the PSC.

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

Proposed Exploration Work Program
The PSC with the Government of Kenya obliges ERHC to carry out the following minimum work program:

(A)	During the Initial Exploration Period of Two (2) Contract Years – Minimum Work and Expenditure Obligations:

●	Acquire and interpret 1,000 km2 of gravity and magnetic data (at a minimum cost of US $250,000) and

●	Acquire and interpret 1,000 Km/line of 2D seismic data (at a minimum cost of US $10,000,000)

(B)	During the First Additional Exploration Period of Two (2) Contract Years: Minimum Work and Expenditure Obligations to:

●	Acquire 750 km2 high density of 3D seismic data (at a minimum cost of US $30,000,000), or

●	Drill one (1) well to a minimum depth of 3,000 m (at a minimum cost of US $30,000,000)

(C)	During the Second Additional Exploration Period of Two (2) Contract Years: Minimum Work and Expenditure Obligation to drill one (1) well to a minimum depth of 3,000m (with minimum expenditure of US $30,000,000).

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

During the year ended September 30, 2013, ERHC offered to novate the PSC by retaining only the BDS2008 Block and relinquishing the Manga and Chari Ouest III Blocks to the Chadian Government for efficiency and for greater ease in carrying out an accelerated work program.  The novation of the PSC has been approved by the Chadian Ministry of Energy and Petroleum. During the quarter ended March 31, 2014, the Company received the arrêté (decree) of the President of Chad giving presidential seal of approval to the Company’s retention of oil exploration Block BDS 2008 and its voluntary relinquishment of the Manga and Chari-Ouest III Blocks. The request was made to enable the Company to focus its resources on the highly prospective Block BDS 2008.

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

Modeling for gravity/magnetic surveys of BDS 2008 was completed during the quarter ended March 31, 2014 and constitutes the basis for ERHC’s request for bids from reputable survey companies for the requisite surveys.  ERHC’s plan is to gather data from an area of 5,000 square kilometers, with two main areas of focus:
     - North of Esso’s Tega and Maku discoveries in the Doseo basin; and
     - East of and on trend with OPIC’s Benoy-1 margin discovery in the Doba basin.

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

NIGERIA – SAO TOME AND PRINCIPE JOINT DEVELOPMENT ZONE ("JDZ")

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

EEZ Operations Update

ERHC's and the ANP-STP's efforts to generate interest in the EEZ as a whole have increased interest in ERHC's EEZ Blocks among International Oil Operating Companies (IOCs).  ERHC's negotiations with several IOCs about possible partnerships on Block 11 are continuing.  In March 2014, ERHC and ANP-STP began discussing potential signing dates of the Production Sharing Contracts for the Blocks.

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

PLANS FOR FUNDING OF POTENTIAL ACQUISITIONS

ERHC's future plans will depend on the Company's ability to attract new funding.  The Company is implementing a series of steps to fund the geophysical work, including magnetic/gravity and seismic surveys, prior to securing potential farm-out on Chad acreage.  Said funding steps include the issuance of a series of convertible notes, which the Company is planning to conduct during the third quarter of 2014, and continue to search for potential partners.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2014 Compared with the Three Months Ended March 31, 2013

General and administrative expenses varied slightly from $839,723 in the three months ended March 31, 2013 to $940,910 in the three months ended March 31, 2014.  The increase was as a result of increased activities on the work programs.

During the three months ended March 31, 2014, the Company had a net gain of $1,723,555 compared with a net loss of $878,481 for the three months ended March 31, 2013.  Net gain resulted from recognition of income on Kenya farm-out contract with CEPSA during the three months ended March 31, 2014.

Six Months Ended March 31, 2014 Compared with the Six Months Ended March 31, 2013

General and administrative expenses increased from $1,857,313 in the six months ended March 31, 2013 to $1,914,488 in the six months ended March 31, 2014.  It was due to increased activities  on the work programs.

During the six months ended March 31, 2014, the Company had a net gain of $554,205 compared with a net loss of $1,920,669 for the six months ended March 31, 2013.  Net gain resulted from recognition of income on Kenya farm-out contract with CEPSA during the three months ended March 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2014, the Company had $3,374,025 in cash and cash equivalents, and a working capital of $3,952,970.  Management believes that this cash position should be sufficient to support the Company's working capital requirements for more than 12 months.

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2014, the Company had no off-balance sheet arrangements.

DEBT FINANCING ARRANGEMENTS

At March 31, 2014, the Company had a total of $303,178 in short term obligations, including:

●	$100,500 in accrued executive bonuses related to acquisition of Chadian Blocks, deferred until the Blocks are monetized,

●	$84,428 of accounts payable,

●	$43,437 in accrued directors’ compensation,

●	$30,063 in deferred office rent,

●	$28,750 in accrued professional fees, and

●	$16,000 in accrued officer salary.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

As of March 31, 2014, all the Company's exploration and production acreages were located outside the United States.  The Company's primary assets are agreements with Kenya, Chad, STP and the JDA which provide ERHC with rights to participate in exploration and production activities in Kenya, Chad, the EEZ and the JDZ in Africa.  This geographic area of interest is controlled by foreign governments that have historically experienced volatility of which is out of management's control. The Company's operations and its ability to exploit its interests in the agreements in this area may be impacted by this circumstance.

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

The Company's  Chief Executive Officer and Principal Accounting Officer participated in an evaluation by management regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2014.  Based on their participation in that evaluation, the Company's Chief Executive Officer and Principal Accounting Officer concluded that as of March 31, 2014, our disclosure controls and procedures are effective and ensure that the information required to be disclosed in the reports that ERHC files or submits under the Exchange Act, is accumulated and communicated to our management; including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure under the Exchange Act. ERHC officers also concluded on March 31, 2014 that our disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms.

There was no change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

LEGAL PROCEEDINGS

JDZ BLOCKS 5 AND 6

Arbitration and Lawsuit

Since 2008, ERHC has had a pending law suit (in Abuja, Nigeria) and arbitration proceedings (in London, UK) against the JDA and the Governments of Nigeria and Sao Tome and Principe. ERHC wants the London Court of International Arbitration to clarify that ERHC’s minority interests in JDZ Blocks 5 and 6 remain intact. ERHC wants the court in Abuja to restrain the JDA and or the Governments from tampering with ERHC’s rights in the two Blocks pending the determination of the arbitration.

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

Signatures

10.1*
Kenya Farm-out agreement, related to Block 11A, Kenya, dated October 7, 2013, by and between ERHC Energy Kenya Limited and CEPSA Kenya Limited (incorporated herein by reference to Exhibit 10.1 of Form 10-Q/A filed May 14, 2014)

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

ERHC Energy Inc.

Name	Title	Date

/s/ Peter Ntephe	President	May 15, 2014
Peter Ntephe	Chief Executive Officer

/s/ Sylvan Odobulu	Vice President (Admin) and Controller	May 15, 2014
Sylvan Odobulu	Principal Accounting Officer