Form 10-Q
period 2014-06-30
ERHC Energy Inc
filed 2014-08-14
CIK 799235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

The number of shares of common stock, par value $0.0001 per share, outstanding as of July 31, 2014, was 765,194,088

ERHC ENERGY INC.

Part I. Financial Information		Page

Item 1.	Financial Statements	5

	Unaudited Consolidated Balance Sheets at June 30, 2014 and September 30, 2013	5

	Unaudited Consolidated Statements of Operations for the Three and Nine Months Ended June 30, 2014 and 2013, and for the period from inception, September 5, 1995 to June 30, 2014	6

	Unaudited Consolidated Statements of Other Comprehensive Loss for the Three and Nine Months Ended June 30, 2014 and 2013, and for the period from inception, September 5, 1995 to June 30, 2014	7

	Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2014 and 2013,and for the period from inception, September 5, 1995 to June 30, 2014	8

	Notes to Unaudited Consolidated Financial Statements	10

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26

Item 4.	Controls and Procedures	26

Part II. Other Information

Item 1.	Legal Proceedings	27

Item 6.	Exhibits	29

	Signatures	30

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	September 30, 2013

ASSETS

Current assets:
Cash and cash equivalents	$2,729,828	$1,184,204
Investment in Oando Energy Resources	759,779	563,525
Deferred debt origination cost – short term	61,532	-
Prepaid expenses and other	431,517	228,881

Total current assets	3,982,656	1,976,610

Oil and gas concession fees	6,062,730	6,037,803
Furniture and equipment, net of accumulated depreciation of $353,137 and $300,303 at June 30, 2014 and September 30, 2013, respectively	149,531	202,364
Restricted certificate of deposit	-	2,186,182
Deferred debt origination cost – long term	30,580	-
Income tax receivable	2,018,533	2,018,533
Other assets	72,916	51,108

Total assets	$12,316,946	$12,472,600

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$401,868	$983,293
Convertible note payable, net of discount – short term	365,667	-
Derivative liability – short term	166,161	-

Total current liabilities	933,696	983,293

Convertible note payable, net of discount – long term	32,200	-
Derivative liability – long term	225,191	-

Total liabilities	1,191,087	983,293

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $0.0001; authorized 10,000,000 shares; none issued and outstanding	-	-
Common stock, par value $0.0001; authorized 3,000,000,000 shares; issued and outstanding 765,194,088 shares	76,520	76,485
Additional paid-in capital	101,080,306	101,067,084
Accumulated other comprehensive loss	(590,220)	(786,475)
Losses accumulated in the development stage	(89,440,747)	(88,867,787)

Total shareholders' equity	11,125,859	11,489,307

Total liabilities and shareholders' equity	$12,316,946	$12,472,600

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED  STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Nine Months Ended June 30,		September 5, 1995 (Inception) to June 30, 2014
	2014	2013	2014	2013

Costs and expenses:
General and administrative	$719,943	$945,670	$2,634,430	$2,802,983	$92,857,216
Exploration expenses	242,179	-	461,933	-	1,684,332
Depreciation	14,275	21,319	52,834	85,567	1,701,448
Gain on sale of partial interest on sale of concessions	-	-	(2,724,793)	-	(32,827,043)
Write-offs and abandonments	-	-	-	-	7,742,128

Total costs and expenses	(976,397)	(966,989)	(424,404)	(2,888,550)	(71,158,081)

Other income and (expenses):
Interest income	1,592	854	3,804	1,752	4,857,892
Loss on change in fair value of derivatives	(16,496)	-	(16,496)	-	(16,496)
Gain from settlements	-	-	-	-	130,178
Other income		-	-	-	439,827
Interest expense	(24,708)	(18)	(24,708)	(24)	(12,170,080)
Loss on embedded derivative	(111,156)	-	(111,156)	-	(111,156)
Provision for loss on deposits	-	-	-	-	(5,292,896)
Loss on extinguishment of debt	-	-	-	-	(5,749,575)

Total other income and (expense)	(150,768)	836	(148,556)	1,728	(17,912,306)

Loss before benefit (provision) for income taxes	(1,127,165)	(966,153)	(572,960)	(2,886,822)	(89,070,387)

Benefit (provision) for income taxes:
Current	-	-	-	-	(1,330,360)
Deferred	-	-	-	-	960,000

Total benefit (provision) for income taxes	-	-	-	-	(370,360)

Net loss	$(1,127,165)	(966,153)	$(572,960)	$(2,886,822)	$(89,440,747)

Net loss per common share -basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding basic and diluted	764,917,468	764,429,260	764,871,996	747,782,323

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED  STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Nine Months Ended June 30,		September 5, 1995 (Inception) to June 30, 2014
	2014	2013	2014	2013

Net loss	$(1,127,165)	$(966,153)	$(572,960)	$(2,886,822)	$(89,440,747)

Other comprehensive income (loss) on available for sale securities	251,088	(66,905)	196,254	(37,625)	(590,221)

Other comprehensive loss	$(876,077)	$(1,033,058)	$(376,706)	$(2,924,447)	$(90,030,968)

The accompanying notes are an integral part of these unaudited consolidated financial statements

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,		September 5, 1995 (Inception) to June 30, 2014
	2014	2013
Cash Flows From Operating Activities:
Net loss	$(572,960)	$(2,886,822)	$(89,440,747)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and depletion expense	52,834	85,567	1,701,447
Change in derivative liabilities	127,652	-	127,651
Provision for loss on deposits	-	-	5,292,896
Write-offs and abandonments	-	-	7,742,128
Deferred income taxes	-	-	(2,018,398)
Compensatory stock options	6,957	17,856	1,363,902
Gain from settlement	-	-	(617,310)
Gain on sale of partial interest in Kenya concession	(4,175,966)	-	(4,175,966)
Gain on sale of partial interest in DRSTP concession	-	-	(30,102,250)
Amortization of beneficial conversion feature associated with convertible debt	-	-	2,793,929
Amortization of convertible debt discount	7,307	-	7,307
Amortization of debt issuance costs	10,955	-	10,955
Amortization of deferred compensation	-	-	1,257,863
Loss on extinguishment of debt	-	-	5,669,500
Stock issued for services	20,001	-	20,917,079
Stock issued for settlements	-	-	225,989
Stock issued for officer bonuses	-	-	5,221,638
Stock issued for interest and penalties on convertible debt	-	-	10,631,768
Stock issued for board compensation	-	-	2,751,149
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(174,444)	57,233	(454,567)
Accounts payable and other accrued liabilities	(569,033)	(216,847)	(2,677,872)
Accrued retirement obligation	-	-	365,000

Net cash used in operating activities	(5,266,697)	(2,943,013)	(63,406,909)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,		September 5, 1995 (Inception) to June 30, 2014
	2014	2013
Cash Flows From Investing Activities:
Purchase of long-term investment	-	-	(5,292,896)
Purchase of oil and gas concessions	(580,569)	(1,410,708)	(9,352,872)
Proceeds from sale of partial interest in Kenya concession	4,731,608	-	4,731,608
Proceeds from sale of partial interest in DRSTP concession	-	-	45,900,000
Proceeds from U.S. Treasury bills	-	-	5,011,000
Purchase of U.S. Treasury bills and accrued interest	-	-	(5,011,000)
Purchase of marketable equity securities	-	-	(1,350,000)
Purchase of restricted certificate of deposit, and accrued interest	-	-	(2,317,182)
Proceeds from sale of restricted certificate of deposit	2,186,182	-	2,317,182
Purchase of furniture and equipment	-	(236,382)	(1,277,754)

Net cash provided by (used in) investing activities	6,337,221	(1,647,090)	33,358,086

Cash Flows From Financing Activities:
Debt origination costs	(86,400)	-	(86,400)
Proceeds from warrants exercised	-	-	160,000
Proceeds from common stock, net of expenses	-	1,540,178	10,316,727
Proceeds from line of credit, related party	-	-	2,750,000
Proceeds from non-convertible debt related party	-	-	158,700
Proceeds from convertible debt, related party	-	-	8,207,706
Proceeds from sale of convertible debt	561,500	-	9,581,437
Proceeds from bank borrowing	-	-	175,000
Proceeds from stockholder loans	-	-	1,845,809
Proceeds from stock subscription receivable	-	-	913,300
Repayment of shareholder loans	-	-	(1,020,607)
Repayment of long-term debt	-	-	(223,021)

Net cash provided by financing activities	475,100	1,540,178	32,778,651

Net increase (decrease) in cash and cash equivalents	1,545,624	(3,049,925)	2,729,828
Cash and cash equivalents, beginning of period	1,184,204	7,665,990	-
Cash and cash equivalents, end of period	$2,729,828	$4,616,065	$2,729,828
Non-cash investing and financing activities:
Unrealized gain (loss) on investment in Exile Resources	$196,255	$(37,625)	$(590,220)
Non-cash debt origination costs	$(16,667)	$-	$(16,667)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ERHC ENERGY INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND BUSINESS ORGANIZATION

The consolidated financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary to present a fair statement of financial position, results of operations and cash flows of the results for the interim periods on a basis consistent with the annual audited financial statements.  All such adjustments are of a normal recurring nature.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year.  Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to such rules and regulations, although ERHC Energy Inc. ("ERHC" or the "Company") believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

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

Investments in equity instruments are accounted for as available for sale securities and reported at fair value, determined based on the quoted prices in an active market for identical assets and classified as Level 1 under the Accounting Standards Codification (“ASC”) Topic 825.

During the nine months ended June 30, 2014, the Company's investment in the common stock and warrants of OER, a Canadian oil and gas company that trades on the Toronto Stock Exchange (TSX) increased in value by $196,254 to $759,779. This increase in value is included as an increase in stockholders' equity in accumulated other comprehensive income (loss).

During the three months ended June 30, 2014, the Company issued a number of convertible notes payable, and identified derivatives related to these notes.  ERHC classifies its derivative liabilities as Level 3 and values them using the methods discussed in Note 5.  While the Company believes that its valuation methods are appropriate and consistent with other market participants, it recognizes that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. The primary assumptions that would significantly affect the fair values using the methods discussed in Note 5 are that of volatility and market price of the underlying common stock of the Company.

As of June 30, 2014, the Company did not have any derivative instruments that were designated as hedges.

The derivative liability as of June 30, 2014, in the amount of $391,352 has a level 3 classification.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of June 30, 2014:

Derivative Liability

Balance, September 30, 2013	$-
Increase in derivative value due to issuances of convertible promissory notes	361,155
Increase in derivative value attributable to tainted warrants	13,701
Change in fair market value of derivative liabilities on convertible notes due to the mark to market adjustment	7,730
Change in fair market value of derivative liabilities on tainted warrants due to the mark to market adjustment	8,766

Balance, June 30, 2014	$391,352

NOTE 3 – OIL AND GAS CONCESSIONS

The following is an analysis of the cost of oil and gas concessions at June 30, 2014 and September 30, 2013:

	June 30, 2014	September 30, 2013

DRSTP concession	$3,061,672	$2,839,500
Chad concession	2,916,719	2,800,600
Kenya concession	-	326,073
Pending concessions in other African countries	84,339	71,630

	$6,062,730	$6,037,803

In October, 2013, the Company entered into a farm-out agreement with CEPSA Kenya Limited, an affiliate of Compañía Española de Petróleos, S.A.U., an international oil and gas company ("CEPSA").  Under the terms of this agreement, the Company assigned and transferred 55% of its participating interest in Kenya Block 11A to CEPSA.  Pursuant to the agreement, we received farm-in fee of $2,000,000, reimbursement of $2,175,966 of exploration costs incurred, and recovery of our capitalized concession costs of $555,642. In connection with this farm-out, we recognized a gain of $2,724,793, which includes $2,000,000 farm-in fee along with $495,224 exploration costs and $229,569 training and surface fees expensed during the year ended September 30, 2013.

In exchange for the transferred rights, CEPSA will carry the Company's proportionate share of obligations and financial costs under the terms and conditions outlined in the farm-out agreement.  The agreement was approved in January 2014 by the Kenyan Government and from February 2014, CEPSA took over from ERHC as operator under the production sharing contract ("PSC") for Kenya Block 11A.

NOTE 4 – CONVERTIBLE DEBT

The Company had the following convertible debt outstanding at June 30, 2014:

Lender	Date of Agreement		Term (Months)	Annual Interest Rate		Face Value	Accrued Interest	Discount (c)	Deferred Debt Origination Costs Due at Maturity (d)	Net Convertible Note Payable	Note Derivative Liability (e)
JMJ Financial	4/15/2014	(f)	24	5.83%	(a)	$100,000	$607	$97,194	$11,111	$14,524	$133,955
KBM Worldwide	4/24/2014		9	8.00%		103,500	2,027	-	-	105,527	-
KBM Worldwide	6/26/2014		9	8.00%		53,000	62	-	-	53,062	-
JSJ Investments	4/29/2014		6	12.00%		100,000	2,038	-	-	102,038	-
Adar Bays	5/20/2014		12	8.00%		52,500	472	50,782	-	2,190	90,224
LG Capital	5/20/2014		12	8.00%		52,500	472	50,781	-	2,191	75,937
Redwood Fund III	5/15/2014		6	7.85%	(b)	100,000	659	-	-	100,659	-
Vista Capital Investments	6/16/2014	(f)	24	5.83%	(b)	50,000	6,056	43,936	5,556	17,676	68,769
						$611,500	$12,393	$242,693	$16,667	$397,867	$368,885

(a)	Implied interest rate. The note is subject to a one time 12% interest charge unless repaid within 90 days
(b)	Implied interest rate. The note is subject to a one time 12% interest charge regardless of how long it has been outstanding
(c)
Net of amortization through June 30, 2014 of $7,307, charged to the period’s interest expense. Initial discounts, as based on the fair value of derivatives up to the settlement amount, were as follows: JMJ Financial - $100,000, Adar Bays - $52,500, LG Capital - $52,500, and Vista Capital - $45,000

(d)	Original Issue Discount due at maturity of the note
(e)
Includes a mark-to-market adjustment from inception through June 30, 2014 of $7,730, charged to the period’s interest expense. Fair values at inception were as follows: JMJ Financial - $128,008, Adar Bay - $92,164, LG Capital - $74,445, and Vista Capital - $66,538. See Notes 2 and 5 for more information

(f)
At June 30, 2014, convertible notes payable in the amount of $32,200 and associated derivatives in the amount of $202,724 had remaining maturities exceeding twelve months, and were accordingly classified as long term.  Principal and original issue discount on these notes in the amount of $166,667 is due in 2016.

The following table summarizes the proceeds from convertible notes payable through June 30, 2014:

Lender	Date of Agreement	Gross Proceeds		Transaction Cost	Net Proceeds
JMJ Financial	4/15/2014	$100,000		$10,000	$90,000
KBM Worldwide	4/24/2014	100,000		10,000	90,000
KBM Worldwide	6/26/2014	50,000	(a)	5,000	45,000
JSJ Investments	4/29/2014	100,000		10,000	90,000
Adar Bays	5/20/2014	50,000		5,000	45,000
LG Capital	5/20/2014	50,000		5,000	45,000
Redwood Fund III	5/15/2014	100,000		10,000	90,000
Vista Capital Investments	6/16/2014	50,000		5,000	45,000

		$600,000		$60,000	$540,000

(a)	Funds received in July 2014, but accrued at June 30, 2014 due to the terms of the note payable agreement

The following table summarizes conversion terms of the notes outstanding at June 30, 2014:

Lender	Date of Agreement	Conversion Rate	Calculation Period	Eligible for Conversion
JMJ Financial	April 15, 2014	Lesser of $0.06 or 60%	25 trading days prior to conversion	Immediately
KBM Worldwide	April 24 and June 26, 2014	61%	10 trading days prior to conversion	180 after the effective date
JSJ Investments	April 29, 2014	60%	20 trading days prior to conversion	180 after the effective date
Adar Bay	May 20, 2014	61%	10 trading days prior to conversion	Immediately
LG Capital	May 20, 2014	50%	20 trading days prior to conversion	Immediately
Redwood Fund III	May 15, 2014	50%	20 trading days prior to conversion	180 after the effective date
Vista Capital Investments	June 16, 2014	Lesser of $0.075 or 60%	25 trading days prior to conversion	Immediately

The following table summarizes identified derivative associated with the convertible notes described above and their accounting treatment at June 30, 2014:

Issue Name and Date	Derivative(s) Identified and Accounting Treatment Implemented
JMJ Financial April 15, 2014	Variable conversion feature and reset provision. Recorded at fair value as of the inception date of note and as of each subsequent reporting date.

KBM Worldwide April 24, 2014 and June 26, 2014
Variable conversion feature and reset provision. To be reported at fair value after 180 days since the date of the notes and of each subsequent reporting date, starting in the first quarter of fiscal 2015.

JSJ Investments April 29, 2014
Variable conversion feature and reset provision. To be reported at fair value after 180 days since the date of the note and of each subsequent reporting date, starting in the first quarter of fiscal 2015.

Adar Bays May 20, 2014	Variable conversion feature and reset provision. Recorded at fair value as of the inception date of note and as of each subsequent reporting date.

LG Capital May 20, 2014	Variable conversion feature and reset provision. Recorded at fair value as of the inception date of note and as of each subsequent reporting date.

Redwood Fund III May 15, 2014
Variable conversion feature and reset provision. To be reported at fair value after 180 days since the date of the note and of each subsequent reporting date, starting in the first quarter of fiscal 2015.

Vista Capital Investments June 16, 2014	Variable conversion feature. Recorded at fair value as of the inception date of note and as of each subsequent reporting date.

As of June 30, 2014, Company recorded the following deferred origination costs related to the convertible notes:

Lender		Date of Agreement	Transaction Costs	Deferred Debt Origination Costs Due at Maturity (b)	Legal and Other Debt Origination Costs	Initial Deferred Origination Costs	Amortization (c)	Net Deferred Debt Origination Costs
JMJ Financial		4/15/2014	$10,000	$11,111	$-	$21,111	$996	$20,115
KBM Worldwide		4/24/2014	10,000	-	3,500	13,500	2,447	11,053
KBM Worldwide		6/26/2014	5,000	-	3,000	8,000	73	7,927
JSJ Investments		4/29/2014	10,000	-	-	10,000	3,397	6,603
Adar Bays		5/20/2014	5,000	-	2,500	7,500	787	6,713
LG Capital		5/20/2014	5,000	-	2,500	7,500	787	6,713
Redwood Fund III		5/15/2014	10,000	-	-	10,000	840	9,160
Vista Capital Investments		6/16/2014	5,000	5,556	-	10,556	91	10,465
Various	(a)	Various	-	-	14,900	14,900	1,537	13,363

			$60,000	$16,667	$26,400	$103,067	$10,955	$92,112

(a)	An aggregate of lesser deferred debt origination costs
(b)	Original Issue Discount due at maturity of the note
(c)	Charged to the period's interest expense
(d)	At June 30, 2014, Net Deferred Origination Costs in the amount of $30,580 had remaining useful lives exceeding twelve months, and were accordingly classified as long term.

NOTE 5 – DERIVATIVE LIABILITIES

As described in Notes 4 and 6, the Company has identified embedded derivatives in notes payables and outstanding warrants.

The fair value of the embedded derivatives related to the convertible notes payable, comprising conversion feature with the reset provisions and the default provisions, at issuance and June 30, 2014 was determined using the multinomial lattice models that value the derivative liability based on a probability weighted discounted cash flow model.  These models are based on future projections of the various potential outcomes and utilize the following assumptions:

•	The stock price would fluctuate with the Company projected volatility;

•	Derivative convertible notes convert at 60% of the market prices;

•	An event of default would occur initially 0% of the time, increasing 1.00% per month until it reaches 10%;

•	The projected volatility curve for each valuation period was based on the historical volatility of the Company, ranging between 103% and 105%;

•	The Company would redeem the notes initially at 0% of the time, and increase monthly by 1.00% to a maximum of 5.00%;

•	The holders of the notes would automatically convert the notes at the maximum of two times the conversion price if the Company is not in default, with the target conversion price dropping as maturity approaches; and

•	The Holder would convert the note early after 0-90-180 days and at maturity if the registration was effective and the Company was not in default.

As discussed in Note 4, the Company issued convertible notes payable that provide for the issuance of convertible notes with variable conversion provisions. The conversion terms of the convertible notes are variable based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. The number of shares of common stock issuable upon conversion of the promissory note is indeterminate. Due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit, the equity environment is tainted and all additional convertible debentures and warrants are included in the value of the derivative. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion option and warrants and shares to be issued were recorded as derivative liabilities on the issuance date.

The fair value of the embedded derivatives related to the tainted outstanding warrants, comprising exercise feature with the full ratchet reset, at April 15, 2014 and June 30, 2014 was determined using the lattice models that value the derivative liability based on a probability weighted discounted cash flow model.  These models are based on future projections of the various potential outcomes and utilize the following assumptions:

•	The stock price would fluctuate with the Company projected volatility;

•	The stock price would fluctuate with an annual volatility. The projected volatility curve for each valuation period was based on the historical volatility of the Company, ranging between 103% and 105%;

•	The Holder would exercise the warrant as they become exercisable at target prices of two times the higher of the projected reset price or stock price;

•	The Warrants with the $0.355; $0.28; and $0.275 exercise prices are fixed and not projected to adjust; and

•	No warrants have expired in this period ending June 30, 2014.

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date and to fair value as of each subsequent reporting date which at June 30, 2014 was an aggregate of $391,352.

During the nine months ended June 30, 2014, the Company recorded an aggregate $16,496 loss on change in fair value of derivative liabilities and a $111,156 loss upon recognition of these derivatives. See Note 4 for more information.

NOTE 6 - STOCKHOLDERS' EQUITY

During the nine months ended June 30, 2014, the Company recognized compensation expense of $6,957 related to options granted to the Board of Directors in fiscal year 2012.  As of June 30, 2014, there are 4,150,000 fully-vested options outstanding; none of which are exercisable.  These options have a weighted average remaining term of 7.5 years and an intrinsic value of zero.

During the nine months ended June 30, 2014, there were no new warrants granted and none were exercised, cancelled or expired.  As of June 30, 2014, the Company has 13,777,729 outstanding and exercisable warrants with a weighted average exercise price and remaining term of $0.32 per share and 0.71 years, respectively.  Note 5 provides information on the derivative liability associated with the warrants tainted during the issuance of convertible notes discussed in Note 4.  During the nine months ended June 30, 2014, a $13,701 derivative liability, related to the tainted warrants, was recorded against the additional paid in capital.

During the nine months ended June 30, 2014, 344,828 shares of Company’s common stock with a market value of $20,001, were issued in reimbursement of financial consulting services provided to the Company.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

The following is an analysis of the costs paid or incurred as of June 30, 2014:

a.	$310,000 as the entire signature bonus

b.	$2,175,966 as costs of airborne geophysical survey and quality control associated with it

c.	$459,138 as training and surface fees, as provided in the PSC

d.	$74,111 in advisers' and ancillary costs related to the PSC

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

The following is an analysis of the costs paid or incurred as of June 30, 2014:

a.	$2,480,000 as the entire signature bonus along with related legal fees

b.	$260,872 as costs of seismic data and environmental impact study

c.	$446,979 as training, surface, meeting, and other fees, as provided in the PSC

d.	$210,000 as finders fee

e.	$3,749 in advisers' and ancillary costs related to the PSC

ERHC is also committed under the PSC to:

a.	spend at least $15,000,000 over the first five years on a minimum work program and at least an additional $1,000,000 over a further period of up to three years

b.
pay training and surface fees of approximately $250,000 per calendar year during the first validity period, and lasting for up to eight years. Fees for subsequent periods will depend on the exploration progress, the acreage retained by ERHC, and total payroll related to the production of oil and gas, should production commence.

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

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to June 30, 2014, and before August 14, 2014, the date these financial statements were available to be issued, the Company entered into convertible note agreements, summarized in the table below.  ERHC identified embedded derivatives, comprising variable conversion features and reset provisions, which will be reported at fair value as of the note inception date and as of each subsequent reporting date.

Lender	Face Value	Interest Rate	Date of Agreement	Conversion Rate
Tonaquint, Inc.	$115,000	12%	July 10, 2014	65%
Union Capital, LLC	69,000	8%	July 15, 2014	55%
Iconic Holdings, LLC	75,000	10%	July 16, 2014	60%
Auctus Private Equity Fund	58,750	8%	July 29, 2014	55%

	$317,750

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Chad Operations Update

ERHC has completed the Environmental Impact Assessment ("EIA") as a mandatory pre-condition to commencing data acquisition and the rest of the work program. In addition, ERHC completed the Environmental Impact Study ("EIS") and submitted the results of EIS to the Government of Chad for review, as required under the PSC.  The EIA has been completed and approved, and ERHC is advancing to the next step in its oil and gas exploration work program: an aero gravity/magnetic survey of BDS2008. The Company awarded the contract for this survey to Bridgeporth, Ltd (“Bridgeporth”) in June 2014, and the survey will commence during the third quarter of 2014, upon obtaining of the administrative approvals necessary for Bridgeporth to begin work.

Focus Areas
ERHC's exploration focus is on Block BDS 2008 which measures 41,800 square kilometers or 10,329,000 acres.  Within this block, two focus areas have been identified:
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

Negotiations for a PSC between ERHC and the National Petroleum Agency of Săo Tomé and Príncipe (ANP-STP) opened on November 14, 2011 in Sao Tome.  Good progress has been made in several rounds of negotiations since then and a formal agreement on Block 11 is expected during the third quarter of 2014. Negotiations in regards to EEZ Block 4 are continuing.

EEZ Operations Update

In June 2014, ERHC and ANP-STP have concluded the final terms for the Production Sharing Contract for the “EEZ” Block 11.  The PSC contains three exploration phases spread over an eight-year period. The work program in the first 4-year phase commits ERHC to purchase and re-process existing data and then carry out an aeromagnetic survey over the Block. ERHC is also committed to acquiring 2,500 km of 2D seismic data during the first phase.  If, after the completion of Phase 1, ERHC chooses to continue its exploration work program, Phases 2 and 3 will last two years each with a well commitment during each phase.  The PSC for EEZ Block 11 will become effective in due course following the receipt of certain legislative and administrative approvals and the official Portuguese translation of the PSC.

As was the case in Kenya and earlier in the Joint Development Zone, management's intention is to bring a technically and financially capable operating partner onboard. The Company's discussions continue with several international oil companies about partnerships in EEZ Block 11. Some of those discussions are on the possibility of a 'right-to-earn' partnership where the operator commits to carrying only one aspect of the work program in return for a pre-determined interest in the PSC if the results of that aspect convince the operator to commit to the rest of the work program.

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

PLANS FOR FUNDING OF POTENTIAL ACQUISITIONS

ERHC's future plans will depend on the Company's ability to attract new funding.  The Company is implementing a series of steps to fund the geophysical work, including magnetic/gravity and seismic surveys, prior to securing potential farm-out on Chad acreage.  Said funding steps include but are not limited to the issuance of a series of convertible notes, which the Company has commenced, issuance of shares of common stock through registered direct offerings, which the Company plans to commence shortly and farm-outs to potential partners on its assets in Africa.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2014 Compared with the Three Months Ended June 30, 2014

General and administrative expenses varied from $945,670 in the three months ended June 30, 2013 to $719,943 in the three months ended June 30, 2014.  The decrease was as a result of decreased expenditures on the work programs, mainly due to the Kenya farm-out.

During the three months ended June 30, 2014, ERHC issued convertible notes payable and recognized derivative liabilities associated with them. Included in interest expense is $111,156 of initial discount on derivative obligations related to the convertible notes, $7,307 of discount amortization, $6,393 interest accrued on the notes payable, and $9,418 of deferred debt origination costs amortization. For the three months ended June 30, 2014, we incurred a $16,496 loss on change in fair value of our derivative liabilities compared to a loss of $0 the same period last year.

During the three months ended June 30, 2014, the Company had a net loss of $1,127,165 compared with a net loss of $966,153 for the three months ended June 30, 2013.

Nine Months Ended June 30, 2014 Compared with the Nine Months Ended June 30, 2013

General and administrative expenses decreased from $2,802,983 in the nine months ended June 30, 2013 to $2,634,430 in the nine months ended June 30, 2014.  The decrease was as a result of decreased expenditures on the work programs, mainly due to the Kenya farm-out.

During the nine months ended June 30, 2014, ERHC issued convertible notes payable and recognized derivative liabilities associated with them. Included in interest expense is $111,156 of initial discount on derivative obligations related to the convertible notes, $7,307 of discount amortization, $6,393 interest accrued on the notes payable, and $9,418 of deferred debt origination costs amortization.  For the nine months ended June 30, 2014, we incurred a $16,496 loss on change in fair value of our derivative liabilities compared to a loss of $0 the same period last year.

During the nine months ended June 30, 2014, the Company had a net loss of $572,960 compared with a net loss of $2,886,822 for the nine months ended June 30, 2013.  The improvement in net loss resulted from the recognition of income on Kenya farm-out contract with CEPSA during the quarter ended March 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2014, the Company had $2,729,828 in cash and cash equivalents, and a working capital of $3,048,960.  Management believes that this cash position should be sufficient to support the Company's working capital requirements for more than 12 months.

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2014, the Company had no off-balance sheet arrangements.

DEBT FINANCING ARRANGEMENTS

At June 30, 2014, the Company had a total of $933,696 in short term obligations, including:

•	$100,500 in accrued executive bonuses related to acquisition of Chadian Blocks, deferred until the Blocks are monetized,

•	$180,476 of accounts payable,

•	$38,938 in accrued directors’ compensation,

•	$24,454 in deferred office rent,

•	$33,500 in accrued professional fees,

•	$24,000 in accrued officer vacation,

•	$365,667 in convertible note payables, net of discount and

•	$166,161 in derivative liability.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

As of June 30, 2014, all the Company's exploration and production acreages were located outside the United States.  The Company's primary assets are agreements with Kenya, Chad, STP and the JDA which provide ERHC with rights to participate in exploration and production activities in Kenya, Chad, the EEZ and the JDZ in Africa.  This geographic area of interest is controlled by foreign governments that have historically experienced volatility of which is out of management's control. The Company's operations and its ability to exploit its interests in the agreements in this area may be impacted by this circumstance.

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

The Company's  Chief Executive Officer and Principal Accounting Officer participated in an evaluation by management regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2014.  Based on their participation in that evaluation, the Company's Chief Executive Officer and Principal Accounting Officer concluded that as of June 30, 2014, our disclosure controls and procedures are effective and ensure that the information required to be disclosed in the reports that ERHC files or submits under the Exchange Act, is accumulated and communicated to our management; including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure under the Exchange Act. ERHC officers also concluded on June 30, 2014 that our disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms.

There was no change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ERHC Energy Inc.

Name	Title	Date

/s/ Peter Ntephe	President	August 14, 2014
Peter Ntephe	Chief Executive Officer

/s/ Sylvan Odobulu	Vice President (Admin) and Controller	August 14, 2014
Sylvan Odobulu	Principal Accounting Officer