Form 10-K/A
period 2013-09-30
ERHC Energy Inc
filed 2014-08-29
CIK 799235

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

EXPLANATORY NOTE

We filed our Annual Report on Form 10-K for the year ended September 30, 2013 on December 23, 2013 (the “Original Report”).  We are filing Amendment No. 1 on Form 10-K/A (“Amendment”) solely to include material contracts as exhibits 10.23 and 10.24 in Item 6, based on comments from the Securities and Exchange Commission regarding the Original Report. No other changes to the Original Report are included in this Amendment.

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

Exhibit 10.2*	Management and Administrative Services Agreement by and between Chrome Oil Services, Ltd. And the Company. (Incorporated by reference to Form 10-KSB filed September 24, 2001).
Exhibit 10.4*	Letter Agreement, dated November 29, 2004, by and between the Company and Chrome (incorporated herein by reference to Exhibit 10.1 of Form 8-K filed December 29, 2004).
Exhibit 10.5*	Promissory Note, dated December 15, 2004, made by the Company in favor of Chrome (incorporated herein by reference to Exhibit 10.2 of Form 8-K filed December 29, 2004).
Exhibit 10.6*	Promissory Note, dated December 15, 2004, made by the Company in favor of Chrome (incorporated herein by reference to Exhibit 10.3 of Form 8-K filed December 29, 2004).
Exhibit 10.7*	Employment Agreement with Ali Memon.
Exhibit 10.8*	Audit committee charter
Exhibit 10.9*	Employment Agreement with James Ledbetter
Exhibit 10.10*	May 21, 2001 Memorandum of Agreement made b/w DRSTP and ERHC
Exhibit 10.11*	March 15, 2003 Memorandum of Agreement made b/w DRSTP and ERHC
Exhibit 10.12*	April 2, 2003 Option Agreement b/w DRSTP and ERHC
Exhibit 10.13*	Administrative Agreement b/w Nigeria/DRSTP and ERHC
Exhibit 10.14*	Block 2 Participation Agreement March 2, 2006 b/w ERHC, Addax and Sinopec
Exhibit 10.15*	Block 2 Participation Agreement August 11, 2004 b/w ERHC and Pioneer
Exhibit 10.16*	Block 3 Participation Agreement February 16, 2006 b/w ERHC and Addax
Exhibit 10.17*	Block 4 Participation Agreement November 17, 2005 b/w ERHC and Addax
Exhibit 10.18*	Block 4 2nd Amendment to Participation Agreement March 14, 2006
Exhibit 10.19*	Block 4 3rd Amendment to Participation Agreement July 14, 2006
Exhibit 10.20*	Employment Agreement with Sylvan Odobulu
Exhibit 10.21*	Employment Agreement with David Alan Bovell
Exhibit 10.22*	Employment Agreement with Peter Ntephe
Exhibit 10.23	Summary of Production Sharing Contract between the Republic of Chad and ERHC, dated June 30, 2011
Exhibit 10.24	Novation of the Production Sharing Contract between the Republic of Chad and ERHC dated November 18, 2013 and a Decree of the President of the Republic of Chad dated September 24, 2013
Exhibit 31.1	Certification Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed

Table of Contents
Summary of Production Sharing Contract between the Republic of Chad and ERHC, dated June 30, 2011

SIGNATURES

In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on August 29, 2014, on its behalf by the undersigned, thereunto duly authorized.

ERHC Energy Inc.
By:	//s//Peter Ntephe
Peter Ntephe
President and Chief Executive Officer
//s//Sylvan Odobulu
Sylvan Odobulu
Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
//s// Howard Jeter	Director	August 29, 2014
Howard Jeter	Member Audit Committee
//s// Andrew Uzoigwe	Director	August 29, 2014
Andrew Uzoigwe	Member Audit Committee
//s// Friday Oviawe	Director	August 29, 2014
Friday Oviawe	Chairman Audit Committee