Form 10-K
period 2014-09-30
ERHC Energy Inc
filed 2014-12-29
CIK 799235

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2014

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on November 30, 2014 was $7,880,452.

On November 30, 2014, the registrant had 788,045,193 shares of common stock issued and outstanding.

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

These types of statements constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and inherently are subject to a variety of assumptions, risks and uncertainties that could cause actual results, levels of activity, performance or achievements to differ materially from those expected, projected or expressed in forward-looking statements.  These risks and uncertainties include, among others, the following:

•	general economic and business conditions;

•	worldwide demand for oil and natural gas;

•	changes in foreign and domestic oil and gas exploration, development and production activity;

•	oil and natural gas price fluctuations and related market expectations;

•	termination, renegotiation or modification of existing contracts;

•	the ability of the Organization of Petroleum Exporting Countries, commonly called OPEC, to set and maintain production levels and pricing, and the level of production in non-OPEC countries;

•	advances in exploration and development technology;

•	the political environment of oil-producing regions;

•	political instability in the Republic of Kenya, Republic of Chad, the Democratic Republic of Sao Tome and Principe and the Federal Republic of Nigeria;

•	casualty losses;

•	competition;

•	changes in foreign, political, social and economic conditions;

•	risks of international operations, compliance with foreign laws and taxation policies and expropriation or nationalization of equipment and assets;

•	risks of potential contractual liabilities;

•	foreign exchange and currency fluctuations and regulations, and the inability to repatriate income or capital;

•	risks of war, military operations, other armed hostilities, terrorist acts and embargoes;

•	regulatory initiatives and compliance with governmental regulations;

•	compliance with environmental laws and regulations;

•	compliance with tax laws and regulations;

•	customer preferences;

•	effects of litigation and governmental proceedings;

•	cost, availability and adequacy of insurance;

•	adequacy of the Company’s sources of liquidity;

•	labor conditions and the availability of qualified personnel; and

•	various other matters, many of which are beyond the Company’s control.

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

CURRENT BUSINESS OPERATIONS

REPUBLIC OF KENYA

ERHC Kenya Acreage

In June 2012, the Company announced that it had signed a Production Sharing Contract (PSC) on Block 11A with the Government of Kenya.  A PSC is an agreement that governs the relationship between ERHC (and any future joint-venture partners) and the Government of Kenya in respect of exploration and production in the Block awarded to the Company.  The PSC details, among other things, the work commitments (including acquisition of data, drilling of wells, social projects, etc.), the time frame for completion of the work commitments, production sharing between the parties and the Government, and how the costs of exploration, development and production will be recovered

By virtue of the PSC, the Company initially acquired a 90% interest in Block 11A, which encompasses 11,950.06 square kilometers or 2.95 million square acres.  The Government of Kenya has a 10% carried participating interest up to the declaration of commerciality and may thereafter acquire an additional 10% interest in the PSC in which case the total Government participation would rise to 20%.

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

Kenya Operations Update

In October, 2013, ERHC entered into a farm-out agreement with CEPSA Kenya Limited, an affiliate of Compañía Española de Petróleos, S.A.U., an international oil and gas company ("CEPSA"). The farm-out agreement was approved by the Government of the Republic of Kenya during the quarter ended March 31, 2014. Under terms of the agreement, ERHC transferred majority of its interest in Kenya Block 11A as well as operatorship to CEPSA. The farm-out agreement includes a carry and other considerations.

Key Provisions of the ERHC’s PSC on Block 11A

KENYA BLOCK 11A

LICENSE:	PSC with the Government of Kenya (effective September 2012)

PARTIES:	ERHC (35%); CEPSA (55%); Government of Kenya (10%)[1]

WORK PROGRAM:

Phase 1 (2 years – September 2012 to September 2014)

Minimum Work	Minimum Expenditure	Status
Acquire and interpret 1,000 square kilometers of gravity and magnetic data	$250,000	Completed: 14,943.8 line kilometers of FTG data acquired by January 2014 at an estimated total cost of $2,700,000.
Acquire and interpret 1,000 kilometers of 2D seismic data	$10,000,000	Completed: 1,086.6 line kilometers of 2D seismic data acquired by August 2014 at an estimated total cost of $28,300,000

Phase 2 (2 years – September 2014 to September 2016)

Minimum Work	Minimum Expenditure	Status
Acquire 750 square kilometers of 3D seismic data	$30,000,000	Decision taken not to acquire 3D seismic but to proceed to drilling based on FTG and 2D seismic
OR	OR
Drill one (1) well to a minimum depth of 3,000m	$30,000,000	Preparation underway for drilling exploration well in Q4 2015 or Q1 2016

Phase 3 (2 years – September 2016 to September 2018)

Minimum Work	Minimum Expenditure	Status
Drill one (1) well to a minimum depth of 3,000m	$30,000,000	Not yet arisen

OTHER FINANCIAL OBLIGATIONS:

Ministry Training Fund	$175,000 per annum during the exploration period

$200,000 per annum (minimum) from adoption of first development plan

Social Projects:	$50,000 per annum (minimum)

Surface Rentals:	$5/km2 per annum (exploration phase 1); $10/km2 per annum (exploration phase 2); $15/km2 per annum (exploration phase 3)

$100/km2 per annum (development and production period)

Cost Recovery:

Cost Oil	Up to 60% of Cost Oil each fiscal year

Profit Oil

Incremental Production Tranches	Government Share	Contractor Share
0-30,000 barrels per day	50%	50%
Next 25,000 barrels per day	60%	40%
Next 25,000 barrels per day	65%	35%
Next 20,000 barrels per day	70%	30%
Above 100,000 barrels per day	78%	22%

1 CEPSA is carrying ERHC’s proportionate share of exploration costs except for the first exploration well where ERHC is expected to contribute 25% of its proportionate (35%) share of costs of the well.

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

During the quarter ended March 31, 2014, the Company received the arrêté (decree) of the President of Chad giving presidential seal of approval to the Company’s request to obtain oil exploration Block BDS 2008 and its voluntary relinquishment of the Manga and Chari-Ouest III Blocks.

ERHC BLOCKS
Central African Shear Zone
Rift
TERMT/LAKE CHAD BASIN
CHAD
Sudan
SILTOU BASIN
Niger
Chad
FAYA LARGEAU BASIN
CASZ
Nigeria
BENUE TROUGH
DOSEO BASIN
Central African Republic
DOBA BASIN
Major Tectonic Elements of Chad

Manga Block
Oil Refinery
BDS 2008
Chari-Ouest III
Doba Basin Oil Field
AOZOU STRIP
Tibesti Mts.
BORKOU
CHAD
N'Djamena
Lake Chad
Aozou
Bardai
Aozi
Emi Koussi
Gouro
Ounianga Kébir
Yarda
Faya
Fada
Ennedi
Koro Toro
Oum Chalouba
Arada
Biltine
Abéché
Massif de Marra
Am Dam
Mongororo
Zigey
Rig Rig
Mao
Moussoro
Massakory
Oum Hadjer
Ati
Lac Fitri
Mongo
Massenya
Melfi
Abou Deïa
Am Timan
Bousso
Bongor
Léré
Pala
Moundou
Doba
Moïssala
Bahr el Ghazal

Chad Operations Update

Focus Areas
ERHC's exploration focus is on Block BDS 2008 which measures 41,800 square kilometers or 10,329,000 acres. Within this block, two focus areas have been identified:

- North of Esso’s Tega and Maku discoveries in the Doseo basin; and

- East of and on trend with OPIC’s Benoy-1 margin discovery in the Doba basin.

# Focus Area 1 and Area 2

ERHC ENERGY

Focus Area 1
Based on seismic two lead areas A & B identified, additional seismic required
Focus Area 2
No seismic available yet. Similar structuring expected as to the west where OPIC made Rift Margin discoveries
CHARI QUEST III
OPIC Benoy-1
ERHC
BDS-2008
ERHC
BDS-2008
Rift Margin
3
4
5
6
7
CHARI EAST - DOSEA
CHARI WEST - DOBA
DOH
BOROGOP
DOBA/DOSEO BASINS

Key Provisions of ERHC’s Production Sharing Contract (PSC) in Chad

CHAD BLOCK BDS 2008

LICENSE:	PSC with the Government of Chad signed June 2011[2]

PARTIES:	ERHC (100%)

WORK PROGRAM:

Phase 1 (5 years – June 2012 to June 2017)3

Minimum Work	Minimum Expenditure	Status
Unspecified: annual work program to be proposed yearly by contractor	$15,000,000 in total for the exploration phase	EIA completed;
Aero gravity and magnetic survey completed;
• 4,720 line kilometers of high precision gravity and magnetic data acquired by November 2014;
• Three leads identified;

Seismic in preparation;
• 2D seismic on focus areas planned for 2015-16

2 PSC originally covered thee Blocks; ERHC voluntarily relinquished two Blocks in 2013, retaining only BDS 2008.  Relinquishment and retention approved by Presidential Decree as provided for in PSC.
3 PSC provides for exploration period to run from date of grant of Exclusive Exploration Authorization (“EEA”).  EEA granted to ERHC in June 2012.

Phase 2 (3 years)

Minimum Work	Minimum Expenditure	Status
Unspecified: annual work program to be proposed yearly by contractor	$1,000,000	Not yet arisen; ERHC proposes an exploration well in this period if Phase 1 G&G studies justify

OTHER FINANCIAL OBLIGATIONS:

Ministry Training Fund	$250,000 per annum during the exploration period

$500,000 per annum during the exploitation period

Social Projects:	None specified in the PSC

Surface Rentals	$1/km2 per annum (Exploration Phase 1); $5/ km2 per annum (Exploration Phase 2); $10// km2 per annum (Extension)

$100/ km2 per annum (Exploitation Phase 1); $150/ km2 per annum (Exploitation Phase 1)

COST RECOVERY AND PRODUCTION SHARING:

Royalty	14.25% for crude oil

5% for natural gas

Cost Oil	Up to 70% of net production after deduction of royalty

Profit Oil

R-Factor, as defined by the PSC[4]	Less than or equal to 2.25	Between 2.25 and 3	Greater than 3
Contractor’s share of profit oil	60%	50%	40%
State’s share of profit oil	40%	50%	60%

4 R-factor is based on a formula defined in the PSC.

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

PSC for the EEZ

In July 2014, ERHC and the National Petroleum Agency of São Tomé and Príncipe (ANP-STP) announced the conclusion of final terms for the Production Sharing Contract for EEZ Block 11.

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

EEZ Operations Update

SAO TOME & PRINCIPE EEZ BLOCK 11

LICENSE	PSC with the Government of STP signed July 2014

PARTIES	ERHC (85%); Government of STP (15%)[5]

WORK PROGRAM

Phase 1 (4 years)

Minimum Work	Minimum Expenditure	Status
Purchase and reprocess all existing 2D seismic on the Block	$2,500,000 for the entire exploration phase	Not yet commenced; budgeting for first year being discussed with ANP-STP
Geological and Geophysical studies (including AVO, geochemical studies and sequence stratigraphy)
EIA
Magnetic and gravity surveys
Acquire, process and interpret 2,500km 2D seismic
Handover all data and an evaluation report to ANP-STP at least 3 months to end of phase

5 Contractor to carry the Government’s 15% to production and be entitled to 100% of Cost Oil to recover the carry

Phase 2 (2 years)

Minimum Work	Minimum Expenditure	Status
EIA	$40,000,000	Not yet arisen
Acquire, process and interpret 1,100 square kilometers 3D seismic
Drill one exploration well
Evaluate discoveries and remaining prospectivity

Phase 3 (2 years)

Minimum Work	Minimum Expenditure	Status
EIA	$40,000,000	Not yet arisen
Drill one exploration well
Evaluate discoveries

OTHER FINANCIAL OBLIGATIONS

Signature Bonus	None payable

Training	Between $100,000 (min) and $250,000 (max) per calendar year during the exploration period

$550,000 per annum during the production period

Social Projects	Exploration Phase 1: $300,000 per annum (minimum)

Exploration Phase 2: $500,000 per annum (minimum)

Exploration Phase 3: $400,000 per annum (minimum)

On production, $2million worth of projects if cumulative production is 20mmboe, $4million if 40mmboe and $6m if 60mmboe

COST RECOVERY AND PRODUCTION SHARING

Royalty	2% (first charge on production)

Cost Oil	Up to 80% of available crude after deduction of royalty oil in any accounting period

Profit Oil

Contractor’s Rate of Return[6] for Contract Area (% per annum)	Government Share	Contractor Share
<16%	0%	100%
>=16%<19%	10%	90%
>=19%<23%	20%	80%
>=23%<26%	40%	60%
>=26%	50%	50%

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

6 PSC provides for rate of return to be determined at the end of each quarter on the basis of accumulated compounded net cash flow for the contract area using a prescribed procedure.

INVESTMENT IN OANDO ENERGY RESOURCES (FORMERLY EXILE RESOURCES)

During the year ended September 30, 2011, ERHC invested $1,350,000 in Exile Resources Inc, a company listed on the Toronto Stock Exchange (Ventures Exchange) stock in open market purchases.  ERHC’s intention was to gain an indirect interest in Exile’s underlying oil and gas exploration and production assets as well as the ability to participate in Exile’s decision making in respect of those assets.  ERHC was particularly interested in Exile’s carried interest in the proven Akepo field in the Niger Delta.

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

As a result of the RTO, ERHC now holds 418,889 shares in the common stock of Oando Energy.  ERHC also holds warrants for 418,889 common shares exercisable within 24 months of the closing of the RTO at Cdn$2.00 per share. The share price of Oando Energy at September 30, 2014 was $1.72 and the total value of the investments as of September 30, 2014 is $671,402.

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

Various factors beyond the Company’s control will affect prices of oil and gas

The availability of a ready market for the Company’s future crude oil and natural gas production if any depends on numerous factors beyond its control, including the cyclical nature of the price of crude oil and natural gas, the level of consumer demand, the extent of worldwide crude oil and natural gas production, the costs and availability of alternative fuels, the costs and proximity of transportation facilities, regulation by authorities and the costs of complying with applicable environmental and other regulations.

The Company’s business interests are located outside of the United States which subjects it to risks associated with international activities beyond its control.

At September 30, 2014, the Company’s major assets are located outside the United States.  The Company’s primary assets are cash in various financial institutions and agreements with Kenya, Chad, the DRSTP and the JDA, which provide ERHC with rights to participate in exploration and production activities in Kenya, Chad, the EEZ and the JDZ.  Production is subject to political risks which are inherent in all foreign operations.  The Company’s ability to exploit its interests in this area pursuant to such agreements may be adversely impacted by this circumstance.

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

The Company has limited sources of working capital

The Company is currently focused on consolidating and exploiting its interests in Kenya, Chad, JDZ Blocks 2, 3, 4, 5, 6 and 9 and has limited working capital.

As described in more detail in “Item 7 Future Capital Requirements” of this Form 10-K, the Company’s minimum working capital requirements in 2014 will be approximately $4,250,000.

If ERHC is unable to successfully raise capital to cover its planned operations or negotiate participation agreements with operating and other partners in, Chad and the EEZ, the Company’s cash resources could be strained and the Company’s future plans curtailed.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2. Properties

Republic of Kenya

The Company initially held a 90% interest in Block 11A, which encompasses 11,950.06 square kilometers or 2.95 million square acres.  The Government of Kenya has a 10% carried participating interest up to the declaration of commerciality and may thereafter acquire an additional 10% interest in the PSC in which case the total Government participation would rise to 20%.  Circle Limited, which acted as ERHC’s finder in the acquisition of ERHC’s interest in the Block is entitled to 5% of ERHC’s interest as agreed finder’s fee.

In October, 2013, the Company entered into a farm-out agreement with CEPSA Kenya Limited, an affiliate of Compañía Española de Petróleos, S.A.U., an international oil and gas company ("CEPSA"). Under the terms of this agreement, the Company assigned and transferred 55% of its participating interest in Kenya Block 11A to CEPSA. Pursuant to the agreement, ERHC received farm-in fee of $2,000,000, reimbursement of $2,175,966 of exploration costs incurred, and recovery of ERHC’s capitalized concession costs of $555,642 in respect of the PSC. In connection with this farm-out, we recognized a gain of $4,175,966, which includes the $2,000,000 farm-in fee along with $1,946,397 in exploration costs and $229,569 in training and surface fees expensed during the year ended September 30, 2014.

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

ERHC subsequently offered to novate the PSC by retaining only the BDS2008 Block and relinquishing the Manga and Chari Ouest III Blocks to the Chadian government for efficiency.  The Chadian Ministry of Energy and Petroleum approved the novation of the PSC and ERHC received the Presidential decree of approval in March 2014.  The BDS 2008 Block has an area of 16,360 square kilometers or 4,042,644 acres.

Joint Development Zone

ERHC has interests in six of the nine Blocks in the Joint Development Zone (JDZ), a 34,548 sq. km area approximately 200 km off the coast of Nigeria and Sao Tome and Principe that is adjacent to several large petroleum discovery areas. ERHC’s rights in the JDZ include:

JOINT DEVELOPMENT
ZONE
São Tomé and
Principe

| Block No. | Area |
|---|---|
| Block 2 | 682 |
| Block 3 | 666 |
| Block 4 | 857 |
| Block 5 | 1091 |
| Block 6 | 558 |

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

Stock Price Highs & Lows

	High	Low
	(Price per share)
Fiscal Year 2012
First Quarter	$0.10	$0.07
Second Quarter	0.10	0.07
Third Quarter	0.14	0.08
Fourth Quarter	0.16	0.09

Fiscal Year 2013
First Quarter	$0.15	$0.07
Second Quarter	0.09	0.06
Third Quarter	0.09	0.05
Fourth Quarter	0.09	0.06

Fiscal Year 2014
First Quarter	$0.06	$0.04
Second Quarter	0.09	0.05
Third Quarter	0.07	0.05
Fourth Quarter	0.10	0.05

As of November 30, 2014, there were approximately 2,200 stockholders of record.  The closing price of the common stock as reported on the OTC Bulletin Board on November 30, 2014 was $0.01. The Company has not paid any dividends during the last three fiscal years and does not anticipate paying any cash dividends in the foreseeable future.

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

Item 6. Selected Financial Data

The selected financial data of the Company presented below as of and for each of the five years in the period ended September 30, 2014, has been derived from the audited financial statements of the Company.  The financial statements as of and for the years ended September 30, 2014 and 2013 have been audited by MaloneBailey, LLP, an independent registered public accounting firm.  The data set forth below should be read in conjunction with the Company’s financial statements, related notes thereto and Management’s Discussion and Analysis of Financial Condition and Plan of Operations, contained elsewhere herein.

Statements of Operations Data
	For the Years Ended September 30,
	2014	2013

Operating expenses	$1,598,034	$5,156,265
Interest expense	(131,979)	(36)
Gain/(loss) on change in fair value derivative	136,811	-
Day 1 loss on embedded derivative	(392,220)	-
Other income (expense)	4,829	3,484
Benefit (provision) for taxes	-	-

Net loss	$(1,980,593)	$(5,152,817)

Net loss per share -basic and diluted	$(0.00)	$(0.01)

Weighted average shares of common stock outstanding	764,953,181	764,429,260

Balance Sheets Data
	September 30,
	2014	2013

Concession costs and fees	$6,006,235	$6,037,803
Total assets	$11,695,038	$12,472,600
Total liabilities	$2,065,190	$983,293
Shareholders’ equity	$9,629,848	$11,489,307

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

Impairment of Long-lived Assets

ERHC evaluates the recoverability of long-lived assets when events and circumstances indicate that such assets might be impaired.  ERHC determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts.  Impairments are charged to operations in the period to which events and circumstances indicate that such assets might be impaired.  ERHC has evaluated its investment in interests in Kenya, Chad, its DRSTP concession, and its JDA interests in light of its 2003 Option Agreement and there have been no events or circumstances that would indicate that such assets might be impaired.

Recent Accounting Pronouncements

There have been no recently issued accounting pronouncements that have had or are expected to have a material impact on the Company’s consolidated financial statements.

Results of Operations

Year Ended September 30, 2014 Compared with Year Ended September 30, 2013

General and administrative expenses decreased from $3,808,760 in the year ended September 30, 2013 to $3,290,150 in the year ended September 30, 2014.  General and administrative expenses remained relatively consistent due to no major changes in operations of the Company.

During the year ended September 30, 2014, the Company had a net loss of $1,980,593 compared with a net loss of $5,152,817 for the year ended September 30, 2013.  The decrease was primarily due to a gain on sale of partial interest in Kenya concession of $2,724,793 in the year ended 2014 and a decrease in exploration expenses of $258,007 to $964,382 in the year ended September 30, 2014 compared to $1,222,399 for the same period in 2013.

Liquidity

Year Ended September 30, 2014 Compared with Year Ended September 30, 2013

Net cash used by operating activities during the year ended September 30, 2014 was $6,632,821, an increase of $2,068,226 from cash used by operating activities of $4,564,595 in the year ended September 30, 2013.  This increase was primarily due to increase in interest expenses of $131,943 related to non-cash amortization of debt discounts and change in derivative liabilities of $255,409 related to convertible notes payable issued during the year ended September 31, 2014, as well as an increase in cash used in Chad operations.

Net cash provided by investing activities during the year ended September 30, 2014 was $6,551,091, a change of $10,008,460 from cash used by investing activities of $(3,457,369) in the year ended September 30, 2013.  This increase was primarily due to proceeds from sales of participation interest of $4,731,608 related to Kenya farm-out agreement and proceeds from the certificate of deposit of $2,186,182 which matured during the year ended September 30, 2014.

Net cash provided by financing activities during the year ended September 30, 2014 was $1,079,932, a decrease of $460,246 from cash provided by financing activities of $1,540,178 in the year ended September 30, 2013.  This decrease was primarily due to no proceeds from common stock issuances under the rights offering; which was offset by the proceeds for convertible debt issued during the year ended on September 30, 2014 by compared to the same period in 2013.

Capital Resources

Our working capital (defined as current assets minus current liabilities) has historically been generated primarily from the following sources: investing cash flow (proceeds from sale of partial interest in DRSTP concession) and financing cash flows (proceeds from sale of common stock under various arrangements).

As of September 30, 2014, the Company had $2,182,406 in cash and cash equivalents and working capital of $1,491,234.  The Company is currently raising more funds through convertible debentures.

Future Capital Requirements

Management estimates ERHC’s minimum annual working capital requirements to be $4,250,000. However, as described in more detail in Item 1 of this Form 10-K and under Contractual Obligations below, the Company anticipates that it will need at least an additional $1,016,360 for its exploration of the Chad asset over the next twelve months, bringing the minimum capital requirements to $5,250,360.  In October 2013, the Company   reached a farm-out agreement with CEPSA.   In consideration, CEPSA  will  carry  ERHC’s proportionate obligations on the Kenya Block 11A PSC as and to the extent specified in the farm-out agreement.  In addition, the Company has retained the services of Deloitte Corporate Finance LLC (DCF) to advise on the Company's oil assets in the Republics of Chad and Kenya. DCF will advise the Company on matters related to possible joint ventures, alliances sales and/or divestitures on the Chad and Kenya licenses

Apart from farm-outs, Management currently considers equity finance to be one of the most viable options for raising additional capital.  The Company plans to proceed to raise equity finance by registered direct offerings to strategic investor(s) and is presently working with an investment banker and other financial intermediaries.  The Company is currently raising funds through convertible loans and other debt instruments

Assets Carried at Fair Value

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

Off-Balance Sheet Arrangements

At September 30, 2014, the Company had no off-balance sheet arrangements.

Short –Term Obligations

As of September 30, 2014, the Company had a total of $1,756,576 in short-term obligations. These short-term obligations include $625,533 in convertible short term note payable and $751,404 of short term derivative liability.

Contractual Obligations and Commercial Commitments

The following table provides information at September 30, 2014, about the Company’s contractual obligations and commercial commitments.  The table presents contractual obligation by due dates and related contractual commitments by expiration dates.

Contractual Obligations	Total	Less Than 1 Year		1-3 Years	3-5 Years	More Than 5 Years

Kenya license interest (1)	$2,250,000	$		$2,250,000	$-	$-
Chad license interest (2)	15,081,800		1,016,360	2,032,720	12,032,720	-
Operating lease (3)	371,632		129,027	242,605	-	-

Total	$17,703,432		$1,145,387	$4,525,325	$12,032,720	$-

(1)	ERHC’s obligations under this PSC are been carried by CEPSA as part of consideration for it’s 55% working interest in the Block. This obligation is the ERHC’s portion of 25% of 35% cost of drilling an exploration well in either 4th quarter of 2015 or 1st of 2016 in accordance to the its farm-out agreement

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

At September 30, 2014, all the Company’s oil and gas exploration acreages were located outside the United States.  The Company’s primary assets are agreements with Government of the Republic of Kenya, the Republic of Chad, the DRSTP and the JDA, which provide ERHC with rights to participate in exploration and production activities in the Republic of Kenya, the Republic of Chad, and in Gulf of Guinea off the coast of West Africa.  This geographic area of interest is controlled by foreign governments that have historically experienced volatility, which is out of management’s control. The Company’s ability to exploit its interests in the agreements in this area may be impacted by this circumstance.

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

Item 8.  Financial Statements and Supplementary Data

ERHC ENERGY INC.

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ERHC Energy Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of ERHC Energy Inc. and its subsidiaries (collectively the “Company’) as of September 30, 2014 and 2013 and the related consolidated statements of operations, other comprehensive loss, changes in shareholders’ equity and cash flows for each of the two years then ended.  These financial statements are the responsibility of ERHC’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ERHC Energy Inc. and its subsidiaries as of September 30, 2014 and 2013, and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP
www.malone-bailey.com
Houston, Texas

December 29, 2014

ERHC ENERGY INC.
CONSOLIDATED BALANCE SHEETS
September 30, 2014 and 2013

	2014	2013

ASSETS

Current assets:
Cash and cash equivalents	$2,182,406	$1,184,204
Investment in Oando Energy Resources	671,402	563,525
Deferred debt origination cost – short term	147,079	-
Prepaid expenses and other	246,922	228,881

Total current assets	3,247,809	1,976,610

Oil and gas concession fees	6,006,235	6,037,803
Furniture and equipment, net of accumulated depreciation of $368,587 and $303,303 at September 30, 2014 and 2013, respectively	206,273	202,364
Restricted certificate of deposit	-	2,186,182
Deferred debt origination cost – long term	43,755	-
Income tax receivable	2,018,533	2,018,533
Prepaid expenses – long term	172,433	51,108

Total assets	$11,695,038	$12,472,600

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$379,639	$983,293
Convertible note payable, net of discount – short term	625,533	-
Derivative liability – short term	751,404	-

Total current liabilities	1,756,576	983,293

Convertible note payable, net of discount – long term	38,076	-
Derivative liability – long term	270,538	-

Total liabilities	2,065,190	983,293
Commitments and contingencies:

Shareholders’ equity:
Preferred stock, par value $0.0001; authorized 10,000,000 shares; none issued and outstanding	-	-
Common stock, par value $0.0001; authorized 3,000,000,000 shares; issued and outstanding 765,194,088 and 764,849,260 shares at September 30, 2014 and 2013, respectively	76,520	76,485
Additional paid-in capital	101,080,306	101,067,084
Accumulated other comprehensive loss	(678,598)	(786,475)
Accumulated deficits	(90,848,380)	(88,867,787)

Total shareholders’ equity	9,629,848	11,489,307

Total liabilities and shareholders’ equity	$11,695,038	$12,472,600

The accompanying notes are an integral part of these consolidated financial statements.

ERHC ENERGY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended September 30, 2014 and 2013

	Year Ended September 30,
	2014	2013

Costs and expenses:
General and administrative	$3,290,150	$3,808,760
Exploration expenses	964,393	1,222,399
Depreciation	68,284	125,106
Gain on sale of partial interest on sale of concession	(2,724,793)	-

Total costs and expenses	1,598,034	5,156,265

Other income and (expenses):
Interest income	4,829	3,484
Gain on change in fair value of derivatives	136,811	-
Day 1 loss on embedded derivative	(392,220)	-
Interest expense	(131,979)	(36)

Total other income and (expense)	(382,559)	3,448

Loss before benefit (provision) for income taxes	(1,980,593)	(5,152,817)

Benefit (provision) for income taxes:
Current	-	-
Deferred	-	-

Total benefit (provision)for income taxes	-	-

Net loss	$(1,980,593)	$(5,152,817)

Net loss per common share –basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	764,953,181	751,978,263

The accompanying notes are an integral part of these consolidated financial statements.

ERHC ENERGY INC.
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS
For the Years Ended September 30, 2014 and 2013

	Year Ended September 30,
	2014	2013

Net loss	$(1,980,593)	$(5,152,817)

Other comprehensive income – unrealized gain (loss) on available for sale securities	107,877	22,612

Total other comprehensive loss	$(1,872,716)	$(5,130,205)

The accompanying notes are an integral part of these consolidated financial statements.

ERHC ENERGY INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the Years Ended September 30, 2014 and 2013

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

Balance at September 30, 2012	739,458,854	$73,947	$99,479,431	$(83,714,970)	$(809,087)	$15,029,321
Common stock issued for services	420,000	42	25,158	-	-	25,200
Stock option expense	-	-	24,813	-	-	24,813
Stock issued in rights offering	24,970,406	2,496	1,537,682	-	-	1,540,178
Unrealized gain on available for sale equity securities	-	-	-	-	22,612	22,612
Net loss				$(5,152,817)	$	$(5,152,817)

Balance at September 30, 2013	764,849,260	76,485	101,067,084	(88,867,787)	(786,475)	11,489,307
Common stock issued for services	344,828	35	19,966	-	-	20,001
Stock option expense	-	-	6,957	-	-	6,957
Accounting for tainted warrants	-	-	(13,701)	-	-	(13,701)
Unrealized gain on available for sale equity securities	-	-	-	-	107,877	107,877
Net loss	-	-	-	(1,980,593)	-	(1,980,593)

Balance at September 30, 2014	765,194,088	$76,520	$101,080,306	$(90,848,380)	$(678,598)	$9,629,848

The accompanying notes are an integral part of these consolidated financial statements

ERHC ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2014 and 2013

	Year Ended September 30,
	2014	2013

Cash flows from operating activities:
Net loss	$(1,980,593)	$(5,152,817)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and depletion expense	68,284	125,106
Day 1 loss on embedded derivative	392,220	-
Gain on change in fair value of derivatives	(136,811)	-
Compensatory stock options	6,957	24,813
Gain on sale of partial interest in Kenya concession	(2,724,793)	-
Amortization of convertible debt discount	49,373	-
Amortization of debt issuance cost	41,216	-
Stock issued for services	20,001	-
Stock issued for board compensation	-	25,200
Changes in operating assets and liabilities:
Prepaid expenses and other	(139,366)	40,600
Accounts payable and other accrued liabilities	(2,229,309)	428,347
Accounts payable and accrued liabilities, related party	-	(55,844)

Net cash used by operating activities	(6,632,821)	(4,564,595)

Cash Flows From Investing Activities
Purchase of oil and gas concessions	(294,506)	(991,500)
Proceeds from sale of partial interest in Kenya concession	4,731,608	-
Proceeds from sale of certificates of deposit	2,186,182	-
Purchase of restricted certificate of deposit	-	(2,186,182)
Purchase of furniture and equipment	(72,193)	(279,687)

Net cash provided (used) by investing activities	6,551,091	(3,457,369)

Cash flows from financing activities:
Debt origination fees	(232,050)	-
Proceeds from sale of common stock, net of expenses	-	1,540,178
Proceeds from convertible debt	1,311,982	-

Net cash provided by financing activities	1,079,932	1,540,178

Net increase (decrease) in cash and cash equivalents	998,202	(6,481,786)

Cash and cash equivalents at beginning of period	1,184,204	7,665,990

Cash and cash equivalents at end of period	$2,182,406	$1,184,204

Non-cash investing and financing activities:
Unpaid increase in oil and gas concession fees	$-	$(4,000,000)
Unrealized gain (loss) in Investment in Exile Resources	$107,877	$22,612
Non-cash debt origination costs	$668,946	$-
Accounting for tainted warrants	$13,701	$-

 The accompanying notes are an integral part of these consolidated financial statements

ERHC ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended September 30, 2014 and 2013

Note 1 – Summary of Significant Accounting Policies

General Business and Nature of Operations

ERHC Energy Inc. ("ERHC", the “Company”) is an independent oil and gas company formed in 1986, as a Colorado corporation.  The Company’s current focus is to exploit its primary assets, which are rights to working interests in exploration acreage in the Republic of Kenya (“Kenya”), in the Republic of Chad ("Chad"), in the Joint Development Zone (“JDZ”) between the Democratic Republic of Sao Tome and Principe (“DRSTP”), in the Federal Republic of Nigeria (“FRN”) and in the exclusive waters of Sao Tome (the “Exclusive Economic Zone” or “EEZ”).  The Company has formed relationships with upstream oil and gas companies to assist the Company in exploiting its assets in the JDZ as further described in Note 5.  ERHC currently has no other operations.

Principles of Consolidation

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

Impairment of Long-lived Assets

ERHC evaluates the recoverability of long-lived assets when events and circumstances indicate that such assets might be impaired.  ERHC determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts.  Impairments are charged to operations in the period to which events and circumstances indicate that such assets might be impaired.  ERHC has evaluated its investments located in Republic Kenya, Republic of Chad and in its DRSTP concession fee in light of its 2003 Option Agreement (see Note 5 and there have been no events or circumstances that would indicate that such assets might be impaired).

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

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period.  Diluted loss per share is computed by dividing net loss by the weighted average number of shares outstanding, after giving effect to potentially dilutive common share equivalents outstanding during the period.  Potentially dilutive common share equivalents are not included in the computation of diluted loss per share if they are anti-dilutive.  Diluted loss per common share is the same as basic for all periods presented because the effect of potentially dilutive common shares arising from outstanding stock warrants and options was anti-dilutive. For the years ended September 30, 2014 and 2013, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Stock-based Compensation

ERHC recognizes compensation costs resulting from the issuance of stock-based awards to employees and directors over the requisite period based on the fair value of each stock award on the grant date.

Recent Accounting Pronouncements

There have been no recently issued accounting pronouncements that have had or are expected to have a material impact on the Company based on the financial statements.

Note 2 - Fair Value of Financial Instruments

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

During the year ended September 30, 2014, the Company’s investment in the common stock and warrants of OER, a Canadian oil and gas company that trades on the Toronto Stock Exchange (TSX) increased in value by $107,877 to $671,402. This increase in value is included as an increase in stockholders' equity in accumulated other comprehensive income (loss).

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.  Furthermore, while ERHC believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.  In determining fair value, the ERHC generally applies the market approach, which uses prices and other relevant data based on market transactions involving identical or comparable assets and liabilities.  There have been no changes in the methodologies used at September 30, 2014 and 2013.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2014 and 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

September 30, 2014

	Quoted Prices In an Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Marketable equity securities - Oando Energy Resources:
Common stock	$669,476	$-	$-	$669,176
Derivative liability	-	-	1,021,942	1,021,942
2-Year Warrants	1,926	-	-	1,926

	$671,402	$-	$1,021,942	$1,693,044

September 30, 2013

	Quoted Prices In an Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Marketable equity securities - Oando Energy Resources:
Common stock	$543,169	$-	$-	$543,169
2-Year Warrants	20,356	-	-	20,356

	$563,525	$-	$-	$563,525

During the year then ended September 30, 2014, the Company issued a number of convertible notes payable, and identified derivatives related to these notes. ERHC classifies its derivative liabilities as Level 3 and values them using the methods discussed in Note 4. While the Company believes that its valuation methods are appropriate and consistent with other market participants, it recognizes that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. The primary assumptions that would significantly affect the fair values using the methods discussed in Note 4 are that of volatility and market price of the underlying common stock of the Company.

As of September 30, 2014, the Company did not have any derivative instruments that were designated as hedges.

The derivative liability as of September 30, 2014, in the amount of $1,021,942 has a level 3 classification.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of September 30, 2014:

Derivative Liability

Balance at September 30, 2013	$-
Increase in derivative value due to issuances of convertible promissory notes	752,832
Day 1 loss on derivative liabilities	392,220
Increase in derivative value attributable to tainted warrants	13,701
Change in fair market value of derivative liabilities on convertible notes due to the mark to market adjustment	(129,008)
Change in fair market value of derivative liabilities on tainted warrants due to the mark to market adjustment	(7,803)

Balance at September 30, 2014	$1,021,942

Note 3 – Convertible Debt

The Company had the following convertible debt outstanding at September 30, 2014:

Lender	Date of Agreement	Term (Months)	Annual Interest Rate		Face Value	Accrued Interest	Discount	Deferred Debt Origination Costs Due at Maturity(c)	Net Convertible Note Payable	Note Derivative Liability
JMJ Financial	4/15/2014	24	5.83%	(a)	$100,000	$1,342	$95,379	$11,111	$17,074	$117,809
KBM Worldwide	4/24/2014	9	8.00%		103,500	4,809	-	-	108,309	-
KBM Worldwide	6/26/2014	9	8.00%		53,000	1,487	-	-	54,487	-
JSJ Investments	4/29/2014	6	12.00%		100,000	10,126	-	-	110,126	-
Adar Bays	5/20/2014	12	8.00%		52,500	1,530	48,234	-	5,796	81,401
LG Capital	5/20/2014	12	8.00%		52,500	1,530	48,234	-	5,796	68,626
Redwood Fund III	5/15/2014	6	7.85%	(b)	100,000	5,934	-	-	105,934	-
Vista Capital Investments	6/16/2014	24	5.83%	(b)	50,000	423	43,441	5,556	12,538	60,785
Tonaquint, Inc	7/10/2014	12	12.00%		115,000	3,100	104,979	-	13,121	152,002
Union Capital	7/16/2014	12	8.00%		30,000	533	-	-	30,533	-
Iconic Holding, LLC	7/16/2014	12	10.00%		75,000	1,562	69,626	-	6,936	67,480
Auctus Private	7/29/2014	9	8.00%		58,750	1,082	-	-	59,832	-
KBM Worldwide	8/11/2014	9	8.00%		53,000	712	-	-	53,712	-
Vista Capital Investments	8/26/2014	24	5.83%	(b)	25,000	70	24,766	2,777	3,081	28,000
KBM Worldwide	9/2/2014	9	8.00%		47,500	389	-	-	47,889	-
JMJ Financial	9/3/20114	24	5.83%	(a)	50,000	108	47,948	5,556	7,716	58,046
JSJ Investments	9/8/2014	6	12.00%		100,000	1,447	87,602	-	13,845	217,078
Macallan Partners, LLC	9/9/2014	12	10.00%		120,000	690	113,806	-	6,884	164,817
					$1,285,750	$36,874	$684,015	$25,000	$663,609	$1,016,044

(a)	Implied interest rate. The note is subject to a one time 12% interest charge unless repaid within 90 days
(b)	Implied interest rate. The note is subject to a one time 12% interest charge regardless of how long it has been outstanding
(c)	Original Issue Discount due at maturity of the note

The following table summarizes conversion terms of the notes outstanding at September 30, 2014:

Lender	Date of Agreement	Conversion Rate	Calculation Period	Eligible for Conversion
JMJ Financial	April 15 and September 3, 2014	Lesser of $0.06 or 60%	25 trading days prior to conversion	180 after the effective date s
KBM Worldwide	April 24, June 26, August 11 and September 2, 2014	61%	10 trading days prior to conversion	180 after the effective dates
JSJ Investments	April 29, 2014	60%	20 trading days prior to conversion	180 after the effective date
Adar Bay	May 20, 2014	50%	10 trading days prior to conversion	180 after the effective date
LG Capital	May 20, 2014	50%	20 trading days prior to conversion	180 after the effective date
Redwood Fund III	May 15, 2014	55%	20 trading days prior to conversion	180 after the effective date
Vista Capital Investments	June 16 and August 26, 2014	Lesser of $0.075 or 60%	25 trading days prior to conversion	180 after the effective dates
Tonaquint, Inc	July 10, 2014	65%	25 trading days prior to conversion	180 after the effective date
Union Capital	July 16, 2014	55%	20 trading days prior to conversion	180 after the effective date
Iconic Holding, LLC	July 16, 2014	Lesser of $0.085 or 60%	20 trading days prior to conversion	180 after the effective date
Auctus Private	July 29, 2014	55%	25 trading days prior to conversion	180 after the effective date
JSJ Investments	September 8, 2014	60%	20 trading days prior to conversion	180 after the effective date
Macallan Partners, LLC	September 9, 2014	55%	20 trading days prior to conversion	180 after the effective date

As of September 30, 2014, Company recorded the following deferred origination costs related to the convertible notes:

Lender		Date of Agreement	Transaction Costs	Deferred Debt Origination Costs Due at Maturity (b)	Legal and Other Debt Origination Costs	Initial Deferred Origination Costs	Amortization (c)	Net Deferred Debt Origination Costs
JMJ Financial		4/15/2014	$10,000	$11,111	$-	$21,111	$2,215	$18,896
KBM Worldwide		4/24/2014	10,000	-	3,500	13,500	5,808	7,692
KBM Worldwide		6/26/2014	5,000	-	3,000	8,000	1,753	6,247
JSJ Investments		4/29/2014	10,000	-	-	10,000	8,438	1,562
Adar Bays		5/20/2014	5,000	-	2,500	7,500	2,600	4,900
LG Capital		5/20/2014	5,000	-	2,500	7,500	2,600	4,900
Redwood Fund III		5/15/2014	10,000	-	-	10,000	7,562	2,438
Vista Capital Investments		6/16/2014	5,000	5,556	-	10,556	696	9,860
Various	(a)	Various	-	-	33,800	33,800	5,693	28,107
Tonaquint, Inc		7/10/2014	10,000	-	15,000	25,000	1,102	23,898
Union Capital		7/16/2014	-	-	4,500	4,500	-	4,500
Iconic Holding, LLC		7/16/2014	6,750	-	7,500	14,250	-	14,250
Auctus Private		7/29/2014	5,250	-	6,250	11,500	1,208	10,292
KBM Worldwide		8/11/2014	5,000	-	3,000	8,000	840	7,160
Vista Capital Investments		8/26/2014	2,500	2,777	-	5,277	-	5,277
KBM Worldwide		9/2/2014	4,500	-	2,500	7,000	460	6,540
JMJ Financial		9/3/2014	5,000	5,556	-	10,556	-	10,556
JSJ Investments		9/8/2014	10,000	-	2,000	12,000	241	11,759
Macallan Partners, LLC		9/9/2014	-	-	12,000	12,000	-	12,000
			$109,000	$25,000	$98,050	$232,050	$41,216	$190,834

(a)	An aggregate of lesser deferred debt origination costs
(b)	Original Issue Discount due at maturity of the note
(c)	Charged to the period's interest expense
(d)	At September 30, 2014, Net Deferred Origination Costs in the amount of $43,755 had remaining useful lives exceeding twelve months, and were accordingly classified as long term.

Note 4 – Derivative Liabilities

As described in Notes 2 and 7, the Company has identified embedded derivatives in notes payables and outstanding warrants.

The fair value of the embedded derivatives related to the convertible notes payable, comprising conversion feature with the reset provisions and the default provisions, at issuance and September 30, 2014 was determined using the multinomial lattice models that value the derivative liability based on a probability weighted discounted cash flow model.  These models are based on future projections of the various potential outcomes and utilize the following assumptions:

•	The stock price would fluctuate with the Company projected volatility;
•	The Derivative Convertible Notes (held by JMJ Financial, LG Capital, Adar Bay, Vista Capital Investment, Tonaquint Inc., KBM Worldwide, JSJ Investments, Iconic Holding LLC, Macallan Partners LLC, Union Capital, Auctus Private, and Redwood Fund III) convert at 40% to 60% of the market prices;
•	An event of default would occur initially 0% of the time, increasing 1.00% per month until it reaches 10%;
•	The projected volatility curve for each valuation period was based on the historical volatility of the Company, ranging between 101% and 103%;
•	The Company would redeem the notes initially 0% of the time, and increase monthly by 1.00% to a maximum of 5.00%;
•	The holders of the notes would automatically convert the notes at the maximum of two times the conversion price if the Company is not in default, with the target conversion price dropping as maturity approaches; and
•	The Holder would convert the note early after 0-90-180 days and at maturity if the registration was effective and the Company was not in default.

As discussed in Note 3, the Company issued convertible notes payable that provide for the issuance of convertible notes with variable conversion provisions. The conversion terms of the convertible notes are variable based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. The number of shares of common stock issuable upon conversion of the promissory note is indeterminate. Due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit, the equity environment is tainted and all additional convertible debentures and warrants are included in the value of the derivative. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion option and warrants and shares to be issued were recorded as derivative liabilities on the issuance date.

The fair value of the embedded derivatives related to the tainted outstanding warrants, comprising exercise feature with the full ratchet reset, at September 30, 2014 was determined using the lattice models that value the derivative liability based on a probability weighted discounted cash flow model.  These models are based on future projections of the various potential outcomes and utilize the following assumptions:

•	The stock price would fluctuate with the Company projected volatility;
•	The stock price would fluctuate with an annual volatility. The projected volatility curve for each valuation period was based on the historical volatility of the Company, ranging between 101% and 103%;
•	The Holder would exercise the warrant as they become exercisable at target prices of two times the higher of the projected reset price or stock price;
•	The Warrants with the $0.355; $0.28; and $0.275 exercise prices are fixed and not projected to adjust; and
•	The Feltang Warrants have expired in the period ending September 30, 2014 without being exercised.

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date and to fair value as of each subsequent reporting date which at September 30, 2014 was an aggregate of $1,021,942.

During the year ended September 30, 2014, the Company recorded an aggregate $136,811 gain on change in fair value of derivative liabilities and a $392,220 day 1 loss upon recognition of these derivatives. See Note 3 for more information.

Note 5 – Oil and Gas Concessions

Following is an analysis of the cost of oil and gas concessions at September 30, 2014 and 2013:

	2014	2013

DRSTP concession	$3,113,795	$2,839,500
Chad concession	2,800,600	2,800,600
Kenya concession	-	326,073
Pending concessions in other African countries	91,840	71,630

	$6,006,235	$6,037,803

Republic of Kenya Concession Fees and Other Financial Commitments

On June 28, 2012, ERHC entered into a production sharing contract ("PSC") with the Government of the Republic of Kenya for certain onshore hydrocarbon exploration and production of Block 11A located in northwestern Kenya.

The following is an analysis of the costs paid, payable or incurred at September 30, 2014 and 2013:

	2014	2013

Signature bonus	$-	$310,000
Other costs	-	16,073

Meeting fees and other costs	$-	$326,073

ERHC is also committed under the PSC to:

a.	pay surface fees of $60,000 per year and annual training fees of $175,000 per year during the initial exploration term of two years that started in the first quarter of 2013,
b.	spend at least $10,250,000 over the first two years on a minimum work program, and an additional $30,00,000 in each of the following two periods of two years each.

In October, 2013, the Company entered into a farm-out agreement with CEPSA Kenya Limited, an affiliate of Compañía Española de Petróleos, S.A.U., an international oil and gas company ("CEPSA"). Under the terms of this agreement, the Company assigned and transferred 55% of its participating interest in Kenya Block 11A to CEPSA. Pursuant to the agreement, the Company received farm-in fee of $2,000,000, reimbursement of $2,175,966 of exploration costs incurred, and recovery of capitalized concession costs of $555,642. In connection with this farm-out, the Company recognized a gain of $2,724,793, which includes a $2,000,000 farm-in fee along with $1,946,397 in exploration costs and $229,569 in training and surface fees expensed during the year ended September 30, 2014.

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

Republic of Chad Concession Fees and Other Financial Commitments

On June 30, 2011, ERHC entered into a production sharing contract ("PSC") with Chad for certain onshore hydrocarbon exploration and development.  In September 2013, the Ministry of Energy and Petroleum of Chad approved ERHC’s application to voluntarily relinquish two of the three Blocks covered by the PSC.

The following is an analysis of the costs paid or incurred at September 30, 2014 and 2013:

	2014	2013

Signature bonus	$2,000,000	$2,000,000
Advisers’ and ancillary costs related to the PSC	320,600	320,600
Legal fees and costs for the drafting and negotiation of the PSC, as provided in PSC	480,000	480,000

Meeting fees and other costs	$2,800,600	$2,800,600

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

The following represents ERHC’s current rights in the JDZ and EEZ blocks:

Block	ERHC Original Participating Interest	ERHC Joint Bid Participating Interest	Participating Interest(s) Transferred	Current ERHC Retained Participating Interest	Remaining Cost Allocated to Blocks
JDZ 2	30.00%	35.00%	43.00%	22.00%	$-
JDZ 3	20.00%	5.00%	15.00%	10.00%	-
JDZ 4	25.00%	35.00%	40.50%	19.50%	-
JDZ 5	15.00%	-	-	15.00% (in arbitration)	567,900
JDZ 6	15.00%	-	-	15.00% (in arbitration)	567,900
JDZ 9	20.00%	-	-	20.00%	567,900
EEZ 4	100.00%	-	-	100.00%	567,900
EEZ 11	100.00%	-	-	100.00%	842,195

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

The remaining $3,113,795 and $2,839,500 of cost related to the DRSTP concession, as shown on the Company's balance sheet at September 30, 2014 and 2013, relate to blocks 5, 6 and 9 of the JDZ, and the Company's EEZ blocks. Production Sharing Contracts are yet to be signed on block 4. During the year ended September 30, 2014, the company finalized Production Sharing Contracts on block 11 and capitalized a total of $274,295 in acquisition costs. As of September 30, 2014, blocks 5 and 6 are in arbitration (see Note 8).

Note 6 – Income Taxes

The composition of deferred tax assets and the related tax effects at September 30, 2014 and 2013 are as follows:

	2014	2013
Net operating losses	$8,753,206	$8,152,393
Income tax receivable	2,018,398	2,018,398
Allowance for loss on deposits	1,799,584	1,799,584
Other	827,145	840,966
Total deferred tax assets	13,398,333	12,811,341
Valuation allowance	(11,379,800)	(10,792,808)

Net deferred tax asset	$2,018,533	$2,018,533

The deferred tax asset at September 30, 2014 and 2013 represents a pending tax refund due of overpayment made in the 2006 tax return and carryback claims.  The refund has not been processed pending resolution of the IRS’ examination of the Company’s 2006 tax return.

The difference between the income tax benefit (provision) in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax income (loss) for years ended September 30, 2014 and 2013, is as follows:

	2014	2013

Income tax benefit at federal statutory rate	$673,402	$1,751,958
Change in valuation allowance	(637,154)	(4,077,367)
Expiration and adjustment of NOLs	(94,021)	1,932,697
Stock compensation	(9,166)	(17,005)
Other	66,939	409,717
	$-	$-

In preparing the Company’s consolidated financial statements, the Company assesses the likelihood that its deferred tax assets will be realized from future taxable income.  The Company establishes a valuation allowance if it determines that it is more likely than not that some portion of the deferred tax assets will not be realized. Changes in the valuation allowance, when recorded, would be included in its consolidated statements of operations as a provision for (benefit from) income taxes.  The Company exercise significant judgment in determining its provisions for income taxes, its deferred tax assets and liabilities and its future taxable income for purposes of assessing its ability to utilize any future tax benefit from its deferred tax assets. During 2014, the Company assessed the need for a valuation allowance against its deferred tax assets.  The deferred tax asset valuation allowance was $11,379,800 as of September 30, 2014. The valuation allowance relates primarily to the net operating losses and various expense deductions for which a tax benefit is currently unavailable.

At September 30, 2014, the Company has Federal net operating loss carry forward of approximately $25,744,724.  The federal loss carry forward expires on various dates through 2034.

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

The Company is subject to taxation in the United States and various foreign jurisdictions. The Company’s tax years for 2007 through 2014 are subject to examination by the tax authorities. The Company is currently under examination by the Internal Revenue Service for the 2006 tax year. Management has determined that the Company has no uncertain tax positions requiring recognition under ASC 740 as of September 30, 2014 and 2013.

Note 7 – Shareholders’ Equity

Common Stock

During the years ended September 30, 2014 and 2013, ERHC issued 764,828, shares of common stock for payment of director and consulting services, to third parties for payment of fees and for issuances under private placements as follows:

Year ended September 30, 2014 issuances

(i)	344,828 shares were granted to financial consulting service provided to the Company and recognized as share-based compensation in the amount of $20,001during the year ended September 30, 2014.

Year ended September 30, 2013 issuances

(i)	420,000 shares were granted to directors for 2013 service, but unissued at September 30, 2013, with related compensation expense of $25,200 recognized based on the market price of the stock on the grant date. Additional expenses of $24,813 relating to previously unrecognized share-based compensation (grants from prior years) was recorded during the year ended September 30, 2013.

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

During the years ended September 30, 2014 and 2013, the Company recognized compensation expense of $6,957 and $24,813 related to the options grant as described above.  As of September 30, 2014, there are 4,150,000 fully-vested options outstanding; none of which are exercisable.

Stock Warrants

On October 6, 2010, an equivalent of 6,818,183 warrants with a term of 5 years and an exercise price of $0.28 were issued to the investors along with the common shares sold.  ERHC also issued to the placement agent a total of 459,546 warrants which have an exercise price of $0.275 and a term of approximately 5 years.  At September 30, 2014, 7,277,729 warrants remain outstanding with an average exercise price of $0.28 per share and an average remaining life of 1.02 years.  6,500,000 and 0 warrants expired unexercised during the years ended September 30, 2014 and 2013.  All warrants outstanding at September 30, 2014 are considered to be antidilutive.

Stock Warrants Summary

Information regarding warrant, their respective changes and their weighted average exercise prices as of and for the fiscal years ended September 30, 2014 and 2013are as follows:

Description	Warrants	Weighted Average Exercise Price	Market Price Intrinsic Value

Balance at September 30, 2012	13,777,729	0.32	-
Granted	-
Exercised	-
Expired or cancelled	-
Balance at September 30, 2013	13,777,729	0.32	-
Granted	-
Exercised	-
Expired or cancelled	6,500,000
Balance at September 30, 2014	7,277,729	0.28	-

There was no unrecognized compensation cost for the above warrants as of September 30, 2014 and 2013.

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

Operating Lease

ERHC leases office space at 5444 Westheimer Road, Houston, Texas.  The lease for office space expires July 31, 2017.  The lease calls for monthly base rent payments of $9,825 for approximately 5,200 square feet.  During the years ended September 30, 2014 and 2013, ERHC incurred lease expenses of $117,895 and $123,561, respectively.  The future remaining annual minimum lease payments under this lease are as follows:

Year Ended September 30,	Amount

2015	$129,027
2016	131,638
2017	110,968

$371,633

The Company also leases various office spaces located outside of the United States with terms ranging from 6 months to 6 years. Total rent expense under these leases for the years ended September 30, 2014 and 2013 amount to $168,427 and $181,133, respectively.

Note 9 – Subsequent Events

Subsequent to September 30, 2014, and before December 29, 2014, the date these financial statements were available to be issued, the Company issued stock to certain lenders pursuant to convertible note agreements held by said lenders, as summarized in the table below.

Lender	Shares Issued
JMJ Financial	10,200,000
JSJ Investments	5,619,308
KBM Worldwide	9,036,211
Redwood Fund III	5,194,805
Adar Bays	14,537,969
LG Capital	12,616,655
57,204,948

Subsequent to September 30, 2014, and before December 29, 2014, the date these financial statements were available to be issued, the Company announced it had retained the services of Deloitte Corporate Finance LLC (DCF) to advise on the Company's oil assets in the Republics of Chad and Kenya.

Subsequent to September 30, 2014, and before December 29, 2014, the date these financial statements were available to be issued, the Company entered into convertible note agreements, summarized in the table below.  ERHC identified embedded derivatives, comprising variable conversion features and reset provisions, which will be reported at fair value as of the note inception date and as of each subsequent reporting date.

Lender	Face Value	Interest Rate	Date of Agreement	Conversion Rate
Tonaquint, Inc	$55,000	12%	October 7, 2014	65%
JMJ Financial #3	50,000	12%	April 15, 2014	Lesser of $0.06 or 60%
KBM Worldwide	78,500	8%	October 23, 2014	61%
LG Capital	52,500	8%	October 23, 2014	60%
Cardinal Capital Group	50,000	12%	November 6, 2014	Lesser of $0.05 or 60%
	$286,000

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

Based on their evaluation, ERHC’s principal executive and principal financial officers have concluded that ERHC’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2014 to ensure that the information required to be disclosed by ERHC in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Our officers also concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers to allow timely decisions regarding required disclosure.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of ERHC’s internal control over financial reporting as of September 30, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that, as of September 30, 2014, ERHC’s internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting

There were no changes in ERHCs internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, ERHC’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant and Corporate Governance

The following are the Directors and Principal Executive Officer of the Company as of   November 30, 2014:

Name	Age	Position

Howard Jeter	67	Director
Andrew Uzoigwe	71	Director
Mr. Friday Oviawe	52	Director
Peter C. Ntephe	47	Director, President and Chief Executive Officer

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

Cash Compensation - During 2014, the basic annual cash retainer paid to each Director (other than the Board Chairman) was $20,000.   Each Board member is paid a meeting fee of $1,500 per Board meeting attended.

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

GRANTS OF PLAN-BASED AWARDS

No rule 144 awards were made to the Company’s directors in 2014.

It is expected that the directors will receive compensation in fiscal 2014.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table reflects all outstanding equity awards held by the Company’s directors as of September 30, 2014:

Name	Option Awards					Stock Awards
						Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

	Number of Securities Underlying Unexercised Options		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (2)	Option Exercise Price ($)	Option Expiration Date
	Exercisable	Unexercisable (1)

Peter Ntephe	—	525,000	75,000	0.20	1/6/2022	—	—	—	—
Howard Jeter	—	525,000	75,000	0.20	1/6/2022	—	—	—	—
Friday Oviawe	—	525,000	75,000	0.20	1/6/2022	—	—	—	—
Andrew Uzoigwe	—	525,000	75,000	0.20	1/6/2022	—	—	—	—

(1)	The number in this column reflects the rule 144 options awarded in 2012 pursuant to the 2004 Plan that have vested, but are not exercisable due to other factors.

(2)	The number in this column reflects the rule 144 options awarded in 2012 pursuant to the 2004 Plan that have not vested as of September 30, 2014.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s Directors and Executive Officers, and persons who own beneficially more than ten percent (10%) of the common stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission.  Copies of all filed reports are required to be furnished to the Company.  Based solely on the reports received and the representations of the reporting person, the Company believes that these persons have complied with all applicable filing requirements during the fiscal year ended September 30, 2014.

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

Overview

ERHC’s current business activity is to exploit its assets, which are rights to working interests in exploration acreage in the Republic of Kenya, the Republic of Chad, the JDZ between the DRSTP, and Nigeria and in EEZ of Sao Tome and Principe.  The Company current business plan is based on attracting and retaining a limited group of highly qualified professionals. ERHC and its subsidiaries had 9 full-time employees at September 30, 2014.

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

2014 Executive Compensation

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

THE COMPENSATION COMMITTEE

Dr. Andrew Uzoigwe-Chairman
Ambassador Howard Jeter-Member
Mr. Friday Oviawe –Member

SUMMARY COMPENSATION TABLE

The following table sets forth the aggregate compensation awarded to, earned by or paid to the Company’s named executive officers for 2014 and 2013:

		Salary	Bonus	Stock Awards Authorized and Issued	Stock Awards Authorized Unissued	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name and Principal Position	Year	($)	($)(7)	($)	($)(6)	($)(6)	($)	($) (5)	($)	($)

Peter Ntephe (1)
Chief Executive Officer	2014	236,000	—	—	—	—	—	—	—	236,000
	2013	236,000	—	—	—	5,979	—	—	—	241,979

Sylvan Odobulu (2)
Vice President - Administration & Controller	2014	180,000	—	—	—	—	—	—	—	180,000
	2013	180,000	—	—	—	4,484	—	—	—	184,484

(1)	Mr. Ntephe is contracted through ERHC’s holding company, ERHC Energy Cayman Limited and is paid a salary of $236,000 per year for his services as CEO. Stock awards and other compensation were awarded for his service as a director from April 2010 when he was elected to the board.

(2)	Mr. Odobulu joined the Company in July 2006 as controller and is the Principal Accounting Officer. He was promoted to Vice President – Administration in January 2012, at which time his salary was increased from $162,000 to $180,000 per year.

(3)	ERHC does not provide either a pension plan or a nonqualified deferred compensation plan for any of its employees.

(4)	Represents earned portion of the option award described in more detail in Note 7 to the Audited Financial Statements included in this Form 10-K.

(5)	Upon the recommendation of the Compensation Committee, Mr. Ntephe and Mr. Odobulu were awarded bonuses of $59,000 and $40,500, respectively, during the second quarter of fiscal 2012. The bonuses were awarded in consideration of the work performed on Chad PSC, and payment is deferred until appropriate farm-in partners are secured, the Chad blocks are monetized, and all signature bonus payments are made to the Chad authorities.

GRANTS OF PLAN-BASED AWARDS

No rule 144 awards were made to the Company’s executive officers in 2014.

It is expected that the executive officers will receive compensation in fiscal 2014.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table reflects all outstanding equity awards held by the Company’s named executive officers as of September 30, 2013:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (2)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
	Exercisable	Unexercisable (1)

Peter Ntephe	—	875,000	125,000	0.20	1/6/2022	—	—	—	—
Sylvan Odobulu	—	656,250	93,750	0.20	1/6/2022	—	—	—	—

(1)	The number in this column reflects the rule 144 options awarded in 2012 pursuant to the 2004 Plan that have vested, but are not exercisable due to other factors.

(2)	The number in this column reflects the rule 144 options awarded in 2012 pursuant to the 2004 Plan that have not vested as of September 30, 2014.

OPTION EXERCISES AND STOCK VESTED

During fiscal 2014, no stock options were exercised by the Company’s named executive officers and no restricted stocks vested.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

As of September 30, 2014, Company has entered into two employment or other agreements that include a change of control severance provisions with an executive officer, including the named executive officers. The Company’s employment agreements provide that certain officers are eligible for payments upon any termination without cause prior to expiration of the contract as described below under Employment Contracts.

Employment Contracts

The following is an analysis of the Company’s employment contracts with named executive officers at September 30, 2014:

Employee	Position	Date of Agreement Commencement	Date of Agreement Termination	Term of Agreement	Monthly/Annual Compensation	Estimated Cost if Triggering Event Occurred at September 30, 2014 (*)

Peter Ntephe	President and Chief Executive Officer	4/22/2014	4/21/2016	2 years	$19,667 / 236,000	$118,000
Sylvan Odobulu	Vice President – Administration and Controller	7/3/2014	7/2/2016	2 years	$15,000 / 180,000	$90,000

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table and notes thereto set forth certain information regarding beneficial ownership of the common stock as of November 30, 2014 by (i) each person known by the Company to beneficially own more than five percent of the common stock, (ii) each Director, (iii) each named Executive Officer and (iv) all Directors and Officers of the Company as a group.  As of November 30, 2014 there were 765,194,088 shares of common stock issued and outstanding.  Beneficial ownership is determined in accordance with rules of the SEC and generally includes voting or dispositive power with respect to such shares.

Name and Address	Shares of Common Stock Beneficially Owned(1)		Percentage of Voting Power

Principal Shareholders
Chrome Oil Services LTD (Sir Emeka Offor)	200,285,727	(2)	26.19%
c/o No 22 Lobito, Wuse II
Abuja, Nigeria

Chrome Energy, LLC (Sir Emeka Offor)	103,305,706	(2)	13.51%
c/o No 22 Lobito Crescent, Wuse II,
Abuja, Nigeria.

Sir Emeka Offor	307,796,433	(2)	40.24%
228B Muri Okunola ST, PO Box 71898 Victoria Island
Lagos, Nigeria

Directors and Named Executive Officer
Peter Ntephe (3)	1,191,172		*
Dr. Uzoigwe (3)	850,000		*
Howard Jeter (3)	850,000		*
Friday Oviawe (3)	505,000		*
Sylvan Odobulu (3)	365,000		*

All directors and named executive officer as a group (5 persons)	3,761,172		0.49%

*    Less than one percent

(1)	The number of shares beneficially owned by each person or group as of November 30, 2014 (except where another date is indicated) includes shares of common stock that such person or group had the right to acquire on or within 60 days after that date, including, but not limited to, upon the exercise of options and vesting and release of restricted stock units. To our knowledge, except as otherwise indicated in the footnotes to this table and subject to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder’s name.

(2)	Sir Emeka Offor is the beneficial owner of Chrome Oil Services, Ltd., and Chrome Energy, LLC. Accordingly he is the beneficial owner of the 200,285,727 shares held by Chrome Oil Services, Ltd., and 103,305,706 shares held by Chrome Energy, LLC and has complete voting and investment control over those shares. He also holds 4,205,000 shares in his own name. As a result Sir Emeka Offor is the beneficial owner of a total of 307,796,433 shares of common stock in ERHC as of November 30, 2014.

(3)	c/o Suite 1440, 5444 Westheimer Road, Houston, TX 77056

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

Transactions in 2014 and 2013

None

Item 14.  Principal Accounting Fees and   Services

Aggregate fees for professional services rendered by MaloneBailey, LLP for the fiscal years ended September 30, 2014 and 2014, were as follows:

	2014	2013

Audit fee	$62,000	$65,000
Tax fees	5,750	7,500

	$67,750	$72,500

Audit fees for the fiscal years ended September 30, 2014 and 2013 represent the aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of financial statements included in its quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Tax fees for the fiscal year ended September 30, 2014 and 2013, represents the aggregate fees billed for professional services rendered for tax compliance, tax advice, and tax planning.

All other fees for the fiscal year ended September 30, 2014 and 2013, represents the aggregate fees billed for products and services provided by the Company’s audit professionals other than the services reported in the other categories.  All other fees generally relate to fees assessed for corporate tax restructuring and other general corporate tax related matters.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee on an annual basis reviews audit and non-audit services performed by the independent auditor.  All audit and non-audit services are pre-approved by the Audit Committee, which considers, among other things, the possible effect of the performance of such services on the auditors’ independence.  The Audit Committee has considered the role of MaloneBailey in providing services to us for the fiscal year ended September 30, 2014 and has concluded that such services are compatible with Malone Bailey’s independence as the Company’s auditors.

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

Exhibit 10.2*	Management and Administrative Services Agreement by and between Chrome Oil Services, Ltd. And the Company. (Incorporated by reference to Form 10-KSB filed September 24, 2001).
Exhibit 10.4*	Letter Agreement, dated November 29, 2004, by and between the Company and Chrome (incorporated herein by reference to Exhibit 10.1 of Form 8-K filed December 29, 2004).
Exhibit 10.5*	Promissory Note, dated December 15, 2004, made by the Company in favor of Chrome (incorporated herein by reference to Exhibit 10.2 of Form 8-K filed December 29, 2004).
Exhibit 10.6*	Promissory Note, dated December 15, 2004, made by the Company in favor of Chrome (incorporated herein by reference to Exhibit 10.3 of Form 8-K filed December 29, 2004).
Exhibit 10.7*	Employment Agreement with Ali Memon.
Exhibit 10.8*	Audit committee charter
Exhibit 10.9*	Employment Agreement with James Ledbetter
Exhibit 10.10*	May 21, 2001 Memorandum of Agreement made b/w DRSTP and ERHC
Exhibit 10.11*	March 15, 2003 Memorandum of Agreement made b/w DRSTP and ERHC
Exhibit 10.12*	April 2, 2003 Option Agreement b/w DRSTP and ERHC
Exhibit 10.13*	Administrative Agreement b/w Nigeria/DRSTP and ERHC
Exhibit 10.14*	Block 2 Participation Agreement March 2, 2006 b/w ERHC, Addax and Sinopec
Exhibit 10.15*	Block 2 Participation Agreement August 11, 2004 b/w ERHC and Pioneer
Exhibit 10.16*	Block 3 Participation Agreement February 16, 2006 b/w ERHC and Addax
Exhibit 10.17*	Block 4 Participation Agreement November 17, 2005 b/w ERHC and Addax
Exhibit 10.18*	Block 4 2nd Amendment to Participation Agreement March 14, 2006
Exhibit 10.19*	Block 4 3rd Amendment to Participation Agreement July 14, 2006
Exhibit 10.20*	Employment Agreement with Sylvan Odobulu
Exhibit 10.21*	Employment Agreement with David Alan Bovell
Exhibit 10.22*	Employment Agreement with Peter Ntephe
Exhibit 10.23*	Summary of Production Sharing Contract between the Republic of Chad and ERHC, dated June 30, 2011
Exhibit 10.24*	Novation of the Production Sharing Contract between the Republic of Chad and ERHC dated November 18, 2013 and a Decree of the President of the Republic of Chad dated September 24, 2013
Exhibit 31.1	Certification Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed

SIGNATURES

In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on December 29, 2014, on its behalf by the undersigned, thereunto duly authorized.

ERHC Energy Inc.
By:	//s//Peter Ntephe
Peter Ntephe
President and Chief Executive Officer
//s//Sylvan Odobulu
Sylvan Odobulu
Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
//s// Howard Jeter	Director	December 29, 2014
Howard Jeter	Member Audit Committee
//s// Andrew Uzoigwe	Director	December 29, 2014
Andrew Uzoigwe	Member Audit Committee
//s// Friday Oviawe	Director	December 29, 2014
Friday Oviawe	Chairman Audit Committee