Form 10-Q
period 2014-12-31
ERHC Energy Inc
filed 2015-02-17
CIK 799235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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
Large accelerated filer ☐	Accelerated filer☐
Non-accelerated filer ☒	Smaller reporting company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No    ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

The number of shares of common stock, par value $0.0001 per share, outstanding as of January 31, 2015, was 884,519,152.

ERHC ENERGY INC.

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

PART I. FINANCIAL INFORMATION

Item1.	Financial Statements

ERHC ENERGY INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS

	December 31, 2014	September 30, 2014

ASSETS

Current assets:
Cash and cash equivalents	$1,448,771	$2,182,406
Investment in Oando Energy Resources	452,038	671,402
Deferred debt origination cost – short term	173,926	147,079
Prepaid expenses and other	255,805	246,922

Total current assets	2,330,540	3,247,809

Oil and gas concession fees	6,036,050	6,006,235
Furniture and equipment, net of accumulated depreciation of $387,924 and $368,587 at December 31, 2014 and September 30, 2014	186,936	206,273
Deferred debt origination cost – long term	36,363	43,755
Income tax receivable	2,018,533	2,018,533
Prepaid expenses – long term	78,450	172,433

Total assets	$10,686,872	$11,695,038

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$296,166	$379,639
Convertible note payable, net of discount – short term	457,876	625,533
Derivative liability – short term	894,400	751,404

Total current liabilities	1,648,442	1,756,576

Convertible note payable, net of discount – long term	43,923	38,076
Derivative liability – long term	270,218	270,538

Total liabilities	1,962,583	2,065,190
Commitments and contingencies:

Shareholders’ equity:
Preferred stock, par value $0.0001; authorized 10,000,000 shares; none issued and outstanding	-	-
Common stock, par value $0.0001; authorized 3,000,000,000 shares; issued and outstanding 822,609,037 and 765,194,088 shares at December 31, 2014 and September 30, 2014	82,260	76,520
Additional paid-in capital	102,077,585	101,080,306
Accumulated other comprehensive loss	(897,961)	(678,598)
Accumulated deficits	(92,537,595)	(90,848,380)

Total shareholders’ equity	8,724,289	9,629,848

Total liabilities and shareholders’ equity	$10,686,872	$11,695,038

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ERHC ENERGY INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,
	2014	2013

Costs and expenses:
General and administrative	$828,473	$973,578
Exploration expenses	445,988	173,819
Depreciation	19,336	23,457
Gain on sale of partial interest in Kenya concession	(239,515)	-
Total costs and expenses	1,054,282	1,170,854

Other income and (expenses):
Interest income	705	1,504
Gain on MTM of derivative liability	114,674	-
Loss on embedded derivative	(532,188)	-
Interest expense	(218,124)	-
Total other income and (expense)	(634,933)	1,504

Loss before benefit (provision) for income taxes	(1,689,215)	(1,169,350)

Benefit (provision) for income taxes:
Current	-	-
Deferred	-	-
Total benefit (provision)for income taxes	-	-

Net loss	$(1,689,215)	$(1,169,350)

Net loss per common share -basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	782,790,988	764,849,260

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ERHC ENERGY INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS

	Three Months Ended December 31,
	2014	2013

Net loss	$(1,689,215)	$(1,169,350)

Other comprehensive income – unrealized loss on available for sale securities	(219,363)	(81,006)

Total other comprehensive loss	$(1,908,578)	$(1,250,356)

The accompanying notes are an integral part of these unaudited consolidated financial statements

ERHC ENERGY INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
	2014	2013
Cash Flows From Operating Activities:
Net loss	$(1,689,215)	$(1,169,350)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and depletion expense	19,337	23,457
Compensatory stock options	-	6,843
Loss on embedded derivative	532,188	-
Gain on change in fair value of derivatives	(114,674)	-
Gain on sale of partial interest in Kenya concession	(239,515)	-
Amortization of convertible debt discount	116,259	-
Amortization of debt issuance cost	30,645	-
Stock issued for board compensation	8,400	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	85,100	(105,602
Accounts payable and other accrued liabilities	(83,473)	(70,829)
Accounts payable and accrued liabilities, related party	-	19,667
Net cash used in operating activities	(1,334,948)	(1,295,814)

Cash Flows From Investing Activities:
Deposit, and accrued interest	-	(546)
Purchase of oil and gas concessions	(29,815)	-
Proceeds from deferred farm-out fees	239,515	2,731,558

Net cash provided by investing activities	209,700	2,731,012

Cash Flows From Financing Activities:
Proceeds from convertible debt	391,613	-

Net cash provided by financing activities	391,613	-

Net increase (decrease) in cash and cash equivalents	(733,635)	1,435,198
Cash and cash equivalents, beginning of period	2,182,406	1,184,204
Cash and cash equivalents, end of period	$1,448,771	$2,619,402
Non-cash investing and financing activities:
Unrealized loss on investment in Exile Resources	$219,364	$81,006
Discount from derivative	$260,032	$-
Conversion of note payable to common stock	$459,750	$-
Derivative liabilities extinguished on conversion	$534,870	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ERHC ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND BUSINESS ORGANIZATION

The consolidated financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods on a basis consistent with the annual audited financial statements.  All such adjustments are of a normal recurring nature.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year.  Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to such rules and regulations, although ERHC Energy Inc. ("ERHC" or the "Company") believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

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

During the three months ended December 31, 2014, the Company's investment in the common stock and warrants of OER, a Canadian oil and gas company that trades on the Toronto Stock Exchange (TSX) decreased in value by $219,363. This decrease in value is included as a decrease in stockholders' equity in accumulated other comprehensive income.

During the three months ended December 31, 2014, the Company issued a number of convertible notes payable, and identified derivatives related to these notes. ERHC classifies its derivative liabilities as Level 3 and values them using the methods discussed in Note 5. While the Company believes that its valuation methods are appropriate and consistent with other market participants, it recognizes that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. The primary assumptions that would significantly affect the fair values using the methods discussed in Note 5 are that of volatility and market price of the underlying common stock of the Company.

As of December 31, 2014, the Company did not have any derivative instruments that were designated as hedges.

The derivative liability as of December 31, 2014, in the amount of $1,164,618 has a level 3 classification.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2014:
Derivative Liability

Balance at September 30, 2014	$1,021,942
Increase in derivative value due to issuances of convertible promissory notes	260,032
Decrease in derivative value due to convertible promissory notes converted to common stocks	(534,870)
Day 1 loss on derivative liabilities	532,188
Change in fair market value of derivative liabilities on convertible notes due to the mark to market adjustment	(108,812)
Change in fair market value of derivative liabilities on tainted warrants due to the mark to market adjustment	(5,862)

Balance at December 31, 2014	$1,164,618

NOTE 3 – OIL AND GAS CONCESSIONS

The following is an analysis of the cost of oil and gas concessions at December 31, 2014 and September 30, 2014:

	December 31, 2014	September 30, 2014

DRSTP concession	$3,113,795	$3,113,795
Chad concession	2,827,615	2,800,600
Kenya concession		-
Pending concessions in other African countries	94,640	91,840

	$6,036,050	$6,006,235

In October, 2013, the Company entered into a farm-out agreement with CEPSA Kenya Limited, an affiliate of Compañía Española de Petróleos, S.A.U., an international oil and gas company ("CEPSA"). Under the terms of this agreement, the Company assigned and transferred 55% of its participating interest in Kenya Block 11A to CEPSA. In connection with this farm-out, the Company recognized a gain of $239,515 of reimbursement of exploration costs incurred during the three months ended December 31, 2014.

In exchange for the transferred rights, CEPSA will carry the Company's proportionate share of obligations and financial costs under the terms and conditions outlined in the farm-out agreement. The agreement was approved in January 2014 by the Kenyan Government and from February 2014, CEPSA took over from ERHC as operator under the production sharing contract ("PSC") for Kenya Block 11A.

NOTE 4 – CONVERTIBLE DEBT

The Company had the following convertible debt outstanding at December 31, 2014:

Lender	Date of Agreement	Term (Months)	Annual Interest Rate		Face Value	Accrued Interest	Discount (c)	Deferred Debt Origination Costs Due at Maturity (d)	Net Convertible Note Payable	Note Derivative Liability
JMJ Financial #1	4/15/2014	24	5.83%	(a)	$14,890	$1,342	$13,062	$11,111	$14,281	$26,830
KBM Worldwide #2	6/26/2014	9	8.00%		53,000	2,091	55,091	-	-	86,237
Redwood Fund III	5/15/2014	18	7.85%	(b)	40,000	5,918	45,918	-	-	63,046
Vista Capital Investments #1	6/16/2014	24	5.83%	(b)	50,000	6,791	42,412	5,556	19,935	56,586
Tonaquint, Inc	7/10/2014	12	12.00%		115,000	6,579	93,510	-	28,069	150,283
Union Capital	7/16/2014	12	8.00%		30,000	3,027	-	-	33,027	-
Iconic Holding, LLC	7/16/2014	12	10.00%		75,000	3,452	62,574	-	15,878	63,076
Acutus Private	7/29/2014	9	8.00%		58,750	1,772	-	-	60,522	-
KBM Worldwide #3	8/15/2014	9	8.00%		53,000	2,137	-	-	55,137	-
Vista Capital Investments #2	8/26/2014	24	5.83%		25,000	254	27,339	2,777	692	26,064
KBM Worldwide #4	9/2/2014	9	8.00%		47,500	2,666	-	-	50,166	-
JMJ Financial #2	9/3/2014	24	5.83%		50,000	475	46,844	5,556	9,187	54,231
JSJ Investments #2	9/8/2014	6	12.00%		100,000	6,411	64,990	-	41,421	189,882
Macallan Partners, LLC	9/9/2014	12	10.00%		120,000	3,715	106,411	-	17,304	112,502
Tonaquint, Inc #2	10/7/2014	12	12.00%		55,000	1,537	49,833	-	6,704	76,964
Tonaquint, Inc #3	10/7/2014	12	12.00%		55,000	1,537	49,833	-	6,704	76,964
JMJ Financial #3	10/22/2014	24	5.83%		50,000	280	47,446	-	2,834	53,336
KBM Worldwide #5	10/23/2014	9	8.00%		78,500	1,583	-	-	80,083	-
LG Capital	10/23/2014	12	8.00%		52,500	1,530	50,584	-	3,446	75,446
Cardinal Capital Group	11/6/2014	24	12.00%		50,000	452	47,903	-	2,549	53,135
KBM Worldwide #6	12/8/2014	9	8.00%		53,500	360	-	-	53,860	-
					$1,226,640	$53,909	$803,750	$25,000	$501,799	$1,164,582

During the three months ended December 31, 2014, the Company issued an aggregate of 57,204,949 shares of common stock for conversion of convertible debts of $459,750 and decrease in derivative value due to conversion of $534,870.

(a)	Implied interest rate. The note is subject to a one time 12% interest charge unless repaid within 90 days

(b)	Implied interest rate. The note is subject to a one time 12% interest charge regardless of how long it has been outstanding

(c)	Original Issue Discount due at maturity of the note

The following table summarizes conversion terms of the notes outstanding at December 31, 2014:

Lender	Date of Agreement	Conversion Rate	Calculation Period	Eligible for Conversion
JMJ Financial	April 15, September 3 and October 27, 2014	Lesser of $0.06 or 60%	25 trading days prior to conversion	180 after the effective dates
KBM Worldwide	April 24, June 26, August 11, September 2, October 23 and December 23, 2014	61%	10 trading days prior to conversion	180 after the effective dates
Redwood Fund III	May 15, and November 11, 2014	55%	20 trading days prior to conversion	180 after the effective date
Vista Capital Investments	June 16 and August 26, 2014	Lesser of $0.075 or 60%	25 trading days prior to conversion	180 after the effective dates
Tonaquint, Inc	July 10 and October 7, 2014	65%	25 trading days prior to conversion	180 after the effective date
Union Capital	July 16, 2014	55%	20 trading days prior to conversion	180 after the effective date
Iconic Holding, LLC	July 16, 2014	Lesser of $0.085 or 60%	20 trading days prior to conversion	180 after the effective date
Auctus Private	July 29, 2014	55%	25 trading days prior to conversion	180 after the effective date
JSJ Investments	September 8, 2014	60%	20 trading days prior to conversion	180 after the effective date
Macallan Partners, LLC	September 9, 2014	55%	20 trading days prior to conversion	180 after the effective date
LG Capital #2	October 23, 2014	60%	20 trading days prior to conversion	180 after the effective date
Cardinal Capital Group	November 6, 2014	Lesser of $0.05 or 60%	25 trading days prior to conversion	180 after the effective dates

As of December 31, 2014, Company recorded the following deferred origination costs related to the convertible notes:

Lender	Date of Agreement	Transaction Costs	Deferred Debt Origination Costs Due at Maturity (b)	Legal and Other Debt Origination Costs	Initial Deferred Origination Costs	Amortization (c)	Net Deferred Debt Origination Costs
JMJ Financial	4/15/2014	$10,000	$11,111	$-	$21,111	$18,461	$2,650
KBM Worldwide	6/26/2014	5,000	-	3,000	8,000	534	7,466
Redwood Fund III	5/15/2014	10,000	-	-	10,000	5,104	4,896
Vista Capital Investments	6/16/2014	5,000	5,556	-	10,556	1,308	9,248
Various	(a) Various	-	-	41,400	41,400	7,831	33,569
Tonaquint, Inc	7/10/2014	10,000	-	15,000	25,000	2,353	22,647
Union Capital	7/16/2014	-	-	4,500	4,500	-	4,500
Iconic Holding, LLC	7/16/2014	6,750	-	7,500	14,250	-	14250
Auctus Private	7/29/2014	5,250	-	6,250	11,500	2,973	8,527
KBM Worldwide	8/11/2014	5,000	-	3,000	8,000	2,521	5,479
Vista Capital Investments	8/26/2014	2,500	2,777	-	5,277	-	5,277
KBM Worldwide	9/2/2014	4,500	-	2,500	7,000	2,466	4,534
JMJ Financial	9/3/2014	5,000	5,556	-	10,556	1,256	9,300
JSJ Investments	9/8/2014	10,000	-	2,000	12,000	-	12,000
Macallan Partners, LLC	9/9/2014	-	-	12,000	12,000	-	12,000
Tonaquint, Inc #2	10/7/2014	5,000	-	5,000	10,000	573	9,427
Tonaquint, Inc #3	10/7/2014	5,000	-	5,000	10,000	573	9,427
JMJ Financial #3	10/22/2014	5,000	-	-	5,000	-	5,000
KBM Worldwide #5	10/23/2014	7,500	-	3,500	11,000	1,890	9,110
LG Capital	10/23/2014	5,000	-	2,500	7,500	4,486	3,014
Cardinal Capital Group	11/6/2014	5,000	-	5,000	10,000	112	9,888
KBM Worldwide #6	12/8/2014	5,000	-	3,500	8,500	420	8,080
		$116,500	$25,000	$121,650	$263,150	$52,861	$210,289

(a)	An aggregate of lesser deferred debt origination costs

(b)	Original Issue Discount due at maturity of the note

(c)	Charged to the period's interest expense

(d)	At December 31, 2014, Net Deferred Origination Costs in the amount of $36,363 had remaining useful lives exceeding twelve months, and were accordingly classified as long term.

NOTE 5 – DERIVATIVE LIABILITIES

As described in Notes 4 and 6, the Company has identified embedded derivatives in notes payables and outstanding warrants.

The fair value of the embedded derivatives related to the convertible notes payable, comprising conversion feature with the reset provisions and the default provisions, at issuance and December 31, 2014 was determined using the multinomial lattice models that value the derivative liability based on a probability weighted discounted cash flow model.  These models are based on future projections of the various potential outcomes and utilize the following assumptions:

•	The stock price would fluctuate with the Company projected volatility;

•	The Derivative Convertible Notes (held by JMJ Financial, LG Capital, Adar Bay, Vista Capital Investment, Tonaquint Inc., KBM Worldwide, JSJ Investments, Iconic Holding LLC, Macallan Partners LLC, Union Capital, Auctus Private, and Redwood Fund III) convert at 40% to 60% of the market prices;

•	An event of default would occur initially 0% of the time, increasing 1.00% per month until it reaches 10%;

•	The projected volatility curve for each valuation period was based on the historical volatility of the Company, ranging between 101% and 108%;

•	The Company would redeem the notes initially 0% of the time, and increase monthly by 1.00% to a maximum of 5.00%;

•	The holders of the notes would automatically convert the notes at the maximum of two times the conversion price if the Company is not in default, with the target conversion price dropping as maturity approaches; and

•	The Holder would convert the note early after 0-90-180 days and at maturity if the registration was effective and the Company was not in default.

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

The fair value of the embedded derivatives related to the tainted outstanding warrants, comprising exercise feature with the full ratchet reset, at December 31, 2014 was determined using the lattice models that value the derivative liability based on a probability weighted discounted cash flow model.  These models are based on future projections of the various potential outcomes and utilize the following assumptions:

•	The stock price would fluctuate with the Company projected volatility;

•	The stock price would fluctuate with an annual volatility. The projected volatility curve for each valuation period was based on the historical volatility of the Company, ranging between 101% and 103%;

•	The Holder would exercise the warrant as they become exercisable at target prices of two times the higher of the projected reset price or stock price;

•	The Warrants with the $0.355; $0.28; and $0.275 exercise prices are fixed and not projected to adjust; and

•	The Feltang Warrants have expired in the period ending December 31, 2014 without being exercised.

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date and to fair value as of each subsequent reporting date which at December 31, 2014 was an aggregate of $1,164,618.

During the year ended December 31, 2014, the Company recorded an aggregate $114,674 gain on change in fair value of derivative liabilities and a $532,188 day 1 loss upon recognition of these derivatives. See Note 3 for more information.

NOTE 6 - STOCKHOLDERS' EQUITY

During the three months ended December 31, 2014, the Company recognized compensation expense of $8,400 related to service granted to the Board of Directors in fiscal year 2014.

During the three months ended December 31, 2014, the Company issued an aggregate of 57,204,949 shares of common stock for conversion of convertible debt with total valued at $994,619.

As of December 31, 2014, there are 4,150,000 options outstanding; none of which are exercisable.  These options have a weighted average remaining term of six days and an intrinsic value of zero. Unamortized compensation cost related to these options amounted to $0.

During the three months ended December 31, 2014, there were no new warrants granted and none were exercised, cancelled or expired.  As of December 31, 2014, the Company has 7,277,729 outstanding and exercisable warrants with a weighted average exercise price and remaining term of $0.32 per share and 1.0 years, respectively.  As of December 31, 2014, these warrants have an intrinsic value of zero.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

As of December 31, 2014, ERHC has paid or incurred:

a.	$2,000,000 as the entire signature bonus

b.	$320,600 in advisers' and ancillary costs related to the PSC

c.	$480,000 as legal fees and costs for the drafting and negotiation of the PSC, as provided for in the PSC

d.	$190,872 as costs of Environmental Impact Study, as provided for in the PSC

e.	$385,500 on Aeromagnetic data acquisition survey

OTHER FINANCIAL OBLIGATIONS:

Ministry Training Fund	$250,000 per annum during the exploration period

$500,000 per annum during the exploitation period

Social Projects:	None specified in the PSC

Surface Rentals:	$1/km2 per annum (Exploration Phase 1); $5/ km2 per annum (Exploration Phase 2); $10// km2 per annum (Extension)

$100/ km2 per annum (Exploitation Phase 1); $150/ km2 per annum (Exploitation Phase 1)

NOTE 8 – SUBSEQUENT EVENT

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

The following discussion should be read in conjunction with the Company's unaudited consolidated financial statements (including the notes thereto) and Item 1A of Part II; "Risk Factors," included elsewhere in this report and the Company's audited consolidated financial statements and the notes thereto, Item 7; and  "Management's Discussion and Analysis of Financial Condition and Plan of Operations" and Item 1A, "Risk Factors" included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2014.  The Company's historical results are not necessarily an indication of trends in operating results for any future period.   References to "ERHC" or the "Company" mean ERHC Energy Inc., a Colorado corporation, and, unless expressly stated or the context otherwise requires, its wholly owned subsidiary.

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

As of December 2014, the exploration team is making steady progress toward drilling during the current “First Additional Phase” of exploration. 2D seismic mapping has been completed. To date, over a dozen structural prospects have been identified and supported. The parties' technical team is working to finalize volumetrics for identified prospects in the Block, which will help determine the location of the first well.

Our 2015 work program includes securing the requisite drilling rig, determining the location for drilling the first exploration well, completing an Environmental Impact Assessment for the drilling location and developing the well design. The work program is underway with lead items for well operations already under order.

The Company continue to work with Deloitte Corporate Finance LLC (DCF) on a further farm-down of our interest in the Block to help raise funds for the company.

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
.

 Key Provisions of ERHC's Production Sharing Contract (PSC) in Chad

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

As of December 2014, ERHC’s exploration team has commenced planning toward 2-D seismic acquisition. The information gathered through an airborne gravity/magnetic survey of the Block in Southern Chad proved to be a significant improvement on current data resolution. ERHC's sub-contractor, Bridgeporth Ltd., a specialist geosciences company, completed the survey during the fourth quarter of 2014, confirming the preliminary leads and revealing additional targets. The main conclusions of the study are as follows:

  a) The Graben edge is clearly visible in the southwest corner of the Bridgeporth survey.

  b) The data can be used to target seismic acquisition over possible rift associated structures.

  c) It appears that the Graben edge will enter into the ERHC block northeast of the Bridgeporth survey.

  d) Regional profile data acquired by Bridgeporth suggests that the gravity low to the north of BDS 2008 could indeed be a rifted section.

  e) The saddle feature in the west central portion of the Block should be investigated.

As the Company did with the JDZ and Kenya Block 11A, ERHC continues to explore a farm-out to spread risk. The Chad acreage is also within the scope of Deloitte Corporation Finance LLC (DCF)’s engagement and we continue to work with them to find suitable farm-out or joint venture partners.

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

ERHC is currently working with the National Petroleum Agency of São Tomé and Príncipe (ANP-STP) to complete the budget for the first year of its exploration work program. A preliminary examination of available 2D seismic data indicates the possibility of commercially sizeable Cretaceous deep water tubidite fan existing in Block 11. While further investigation is in process, ERHC’s exploration team believes it has the potential for holding enormous hydrocarbon resources.

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

PLANS FOR FUNDING OF POTENTIAL ACQUISITIONS

ERHC's future plans will depend on the Company's ability to attract new funding. The Company is implementing a series of steps to fund the geophysical work, including magnetic/gravity and seismic surveys, prior to securing potential farm-out on Chad acreage. Such funding steps include but are not limited to the issuance of a series of convertible notes, which the Company has commenced, issuance of shares of common stock through registered direct offerings, which the Company plans to commence shortly and farm-outs to potential partners on its assets in Africa. The fund raising might include:

•	Farm-outs of part of the Company’s assets in Kenya, Chad and the Săo Tomé and Príncipe Exclusive Economic Zone
•	Issue shares of common stock through a registered direct offering
•	Convertible Loans and other debt instruments
•	Other available financing options

During the quarter ended December 31, 2014, the Company retained the services of Deloitte Corporate Finance LLC (DCF) to advise on the Company's oil assets in the Republics of Chad and Kenya, and to seek new strategic investment into the company itself.

About Deloitte Corporate Finance LLC

Deloitte Corporate Finance LLC (DCF) provides strategic advisory services and M&A advice that help corporate, entrepreneurial and private equity clients create and act upon opportunities for liquidity, growth and long-term advantage. With an in-depth understanding of the marketplace and access to a global network of investment bankers, we help clients confidently pursue strategic transactions in both domestic and global markets. DCF, together with the Corporate Finance Advisory practices within the Deloitte Touche Tohmatsu Limited network of member firms, include in excess of 1,900 professionals, who work collaboratively across 150 international locations. With our significant experience providing investment banking services across key industries, we are able to offer our clients solutions that help them to achieve their strategic objectives.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2014 Compared with the Three Months Ended December 31, 2013

General and administrative expenses varied slightly from $973,578 in the three months ended December 31, 2013 to $828,473 in the three months ended December 31, 2014.  Both periods reflect a normal level of expenses.

During the three months ended December 31, 2014, the Company had a net loss of $1,698,215 compared with a net loss of $1,169,350 for the three months ended December 31, 2013. The increase in loss is primarily due to the exploration expenses incurred in relation to an airborne gravity/magnetic survey of the Block in Southern Chad; and loss on embedded derivative related to convertible promissory notes issued.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2014, the Company had $1,448,771 in cash and cash equivalents, and a working capital of $682,098.  The Company is currently raising more funds through convertible debentures.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2014, the Company had no off-balance sheet arrangements.

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

As of December 31, 2014, all the Company's exploration and production acreages were located outside the United States.  The Company's primary assets are agreements with Kenya, Chad, STP and the JDA which provide ERHC with rights to participate in exploration and production activities in Kenya, Chad, the EEZ and the JDZ in Africa.  This geographic area of interest is controlled by foreign governments that have historically experienced volatility of which is out of management's control. The Company's operations and its ability to exploit its interests in the agreements in this area may be impacted by this circumstance.

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

The Company's  Chief Executive Officer and Principal Accounting Officer participated in an evaluation by management regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2014.  Based on their participation in that evaluation, the Company's Chief Executive Officer and Principal Accounting Officer concluded that as of December 31, 2014, our disclosure controls and procedures are effective and ensure that the information required to be disclosed in the reports that ERHC files or submits under the Exchange Act, is accumulated and communicated to our management; including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure under the Exchange Act. ERHC officers also concluded on December 31, 2014 that our disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms.

There was no change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Our operation and financial results are subject to various risks and uncertainties that could affect our business, financial condition, results of operations, and trading price of our common stock, including but not limited to, failing financial institutions.  Please refer to our annual report on Form 10-K for fiscal year 2014 for additional information concerning these and other uncertainties that could negatively impact the Company.

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

ERHC Energy Inc.
Name	Title	Date

/s/ Peter Ntephe	President	February 13, 2015
Peter Ntephe	Chief Executive Officer

/s/ Sylvan Odobulu	Vice President (Admin) and Controller	February 13, 2015
Sylvan Odobulu	Principal Accounting Officer