Form 10-Q
period 2015-03-31
ERHC Energy Inc
filed 2015-05-15
CIK 799235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares of common stock, par value $0.0001 per share, outstanding as of April 30, 2015, was 1,339,487,881.

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

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

ERHC ENERGY INC. UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	September 30, 2014
ASSETS

Current assets:
Cash and cash equivalents	$1,496,658	$2,182,406
Investment in Oando Energy Resources	430,656	671,402
Deferred debt origination cost – short term	141,905	147,079
Prepaid expenses and other	248,306	246,922

Total current assets	2,317,525	3,247,809

Oil and gas concession fees	6,052,528	6,006,235
Furniture and equipment, net of accumulated depreciation of $407,303 and $368,587 at March 31, 2015 and September 30, 2014	170,178	206,273
Deferred debt origination cost – long term	26,373	43,755
Income tax receivable	2,018,533	2,018,533
Prepaid expenses – long term	57,000	172,433

Total assets	$10,642,137	$11,695,038

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$95,827	$379,639
Convertible note payable, net of discount – short term	473,979	625,533
Derivative liability – short term	589,595	751,404

Total current liabilities	1,159,401	1,756,576

Convertible note payable, net of discount – long term	35,554	38,076
Derivative liability – long term	125,710	270,538

Total liabilities	1,320,665	2,065,190
Commitments and contingencies:

Shareholders' equity:
Preferred stock, par value $0.0001; authorized 10,000,000 shares; none issued and outstanding	-	-
Common stock, par value $0.0001; authorized 3,000,000,000 shares; issued and outstanding 1,339,487,881 and 765,194,088 shares at March 31, 2015 and September 30, 2014	133,948	76,520
Additional paid-in capital	104,602,010	101,080,306
Accumulated other comprehensive loss	(919,344)	(678,598)
Accumulated deficits	(94,495,142)	(90,848,380)

Total shareholders' equity	9,321,472	9,629,848

Total liabilities and shareholders' equity	$10,642,137	$11,695,038

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ERHC ENERGY INC. UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Costs and expenses:
General and administrative	$520,695	$940,909	$1,349,168	$1,914,487
Exploration expenses	1,926	45,935	447,914	219,754
Depreciation	19,380	15,102	38,716	38,559
Gain on sale of partial interest in concessions	-	(2,724,793)	(239,515)	(2,724,793)

Total costs and expenses	(542,001)	1,722,847	(1,596,283)	551,993

Other income and (expenses):
Interest income	208	708	913	2,212
Gain (loss) on mark to market of derivative liabilities	(48,925)	-	65,749	-
Loss on embedded derivative	(727,072)	-	(1,259,260)	-
Gain from class-action settlement	291,280	-	291,280	-
Interest expense	(931,037)	-	(1,149,161)	-

Total other income and (expense)	(1,415,546)	708	(2,050,479)	2,212

Income (loss) before benefit (provision) for income taxes	(1,957,547)	1,723,555	(3,646,762)	554,205

Benefit (provision) for income taxes:
Current	-	-	-	-
Deferred	-	-	-	-

Total benefit (provision) for income taxes	-	-	-	-

Net income (loss)	$(1,957,547)	$1,723,555	$(3,646,762)	$554,205

Net income (loss) per common share - basic and diluted	$0.00	$0.00	$0.00	$0.00

Weighted average number of common shares outstanding basic and diluted	984,102,537	764,849,260	883,034,607	764,849,260

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ERHC ENERGY INC. UNAUDITED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014

Net income (loss)	$(1,957,547)	$1,723,555	$(3,646,762)	$554,205
Other comprehensive income (loss) on available for sale securities	(21,383)	26,172	(240,746)	(54,834)

Other comprehensive loss	$(1,978,930)	$1,749,727	$(3,887,508)	$499,371

The accompanying notes are an integral part of these unaudited consolidated financial statements

ERHC ENERGY INC. UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
	2015	2014
Cash Flows From Operating Activities:
Net income (loss)	$(3,646,762)	$554,205
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and depletion expense	38,716	38,559
Compensatory stock options	-	6,957
Loss on embedded derivative	1,259,260	-
Gain on change in fair value of derivative	(65,749)	-
Gain on sale of partial interest in Kenya concession	(239,515)	(2,724,793)
Amortization of convertible debt discount	932,345	-
Amortization of debt issuance cost	71,082	-
Stock issued for board compensation	8,400	-
Prepaid expenses and other current assets	114,049	(242,040)
Accounts payable and other accrued liabilities	(283,812)	(2,360,857)

Net cash used in operating activities	(1,811,986)	(4,727,969)

Cash Flows From Investing Activities:
Purchase of oil and gas concessions	(46,293)	-
Proceeds from sale of partial interest in Kenya concession	239,515	4,731,608
Proceeds from sale of restricted certificate of deposit	-	2,186,182
Purchase of furniture and equipment	(2,621)	-

Net cash provided by (used in) investing activities	190,601	6,917,790

Cash Flows From Financing Activities:
Proceeds from convertible debt	935,637	-

Net cash provided by financing activities	935,637	-

Net increase (decrease) in cash and cash equivalents	(685,748)	2,189,821
Cash and cash equivalents, beginning of period	2,182,406	1,184,204
Cash and cash equivalents, end of period	$1,496,658	$3,374,025
Non-cash investing and financing activities:
Unrealized loss on investment in Exile Resources	$240,746	$54,834
Discount from derivative	$592,860	$-
Conversion of note payable to common stock	$1,477,724	$-
Derivative liabilities extinguished on conversion	$2,093,008	$-

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

During the six months ended March 31, 2015, the Company's investment in the common stock and warrants of OER, a Canadian oil and gas company that trades on the Toronto Stock Exchange (TSX) decreased in value by $240,746. This decrease in value is included as a decrease in stockholders' equity in accumulated other comprehensive income.

During the six months ended March 31, 2015, the Company issued a number of convertible notes payable, and identified derivatives related to these notes. ERHC classifies its derivative liabilities as Level 3 and values them using the methods discussed in Note 5. While the Company believes that its valuation methods are appropriate and consistent with other market participants, it recognizes that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. The primary assumptions that would significantly affect the fair values using the methods discussed in Note 5 are that of volatility and market price of the underlying common stock of the Company.

As of March 31, 2015, the Company did not have any derivative instruments that were designated as hedges.

The derivative liability as of March 31, 2015, in the amount of $715,305 has a level 3 classification.

The following table provides a summary of changes in fair value of the Company's Level 3 financial liabilities as of March 31, 2015:

Derivative Liability

Balance at September 30, 2014	$1,021,942
Increase in derivative value due to issuances of convertible promissory notes	592,860
Decrease in derivative value due to convertible promissory notes converted to common stocks	(2,093,008)
Day 1 loss on derivative liabilities	1,259,260
Change in fair market value of derivative liabilities on convertible notes due to the mark to market adjustment	(59,851)
Change in fair market value of derivative liabilities on tainted warrants due to the mark to market adjustment	(5,898)

Balance at March 31, 2015	$715,305

NOTE 3 – OIL AND GAS CONCESSIONS

The following is an analysis of the cost of oil and gas concessions at March 31, 2015 and September 30, 2014:

	March 31, 2015	September 30, 2014

DRSTP concession	$3,113,795	$3,113,795
Chad concession	2,827,615	2,800,600
Pending concessions in other African countries	111,118	91,840

	$6,052,528	$6,006,235

In October, 2013, the Company entered into a farm-out agreement with CEPSA Kenya Limited, an affiliate of Compañía Española de Petróleos, S.A.U., an international oil and gas company ("CEPSA"). Under the terms of this agreement, the Company assigned and transferred 55% of its participating interest in Kenya Block 11A to CEPSA. In connection with this farm-out, the Company recognized a gain of $239,515 of reimbursement of exploration costs incurred during the six months ended March 31, 2015.

In exchange for the transferred rights, CEPSA will carry the Company's proportionate share of obligations and financial costs under the terms and conditions outlined in the farm-out agreement. The agreement was approved in January 2014 by the Kenyan Government and from February 2014, CEPSA took over from ERHC as operator under the production sharing contract ("PSC") for Kenya Block 11A.

NOTE 4 – CONVERTIBLE DEBT

The Company had the following convertible debt outstanding at March 31, 2015:

Lender	Date of Agreement	Term (Months)	Annual Interest Rate	Face Value	Accrued Interest	Discount	Deferred Debt Origination Costs Due at Maturity	Net Convertible Note Payable	Note Derivative Liability
Redwood Fund III	5/15/2014	18	7.85%	$40,000	$5,918	$15,867	$-	$30,051	$81,312
Iconic Holding, LLC	7/16/2014	12	10.00%	3,456	5,014	5,034	-	3,436	2,473
Vista Capital Investments #2	8/26/2014	24	5.83%	527	324	511	2,777	3,117	486
JMJ Financial #2	9/3/2014	24	5.83%	9,020	583	13,305	5,556	1,854	14,788
JSJ Investments #2	9/8/2014	6	12.00%	70,000	10,637	-	-	80,637	143,306
Macallan Partners, LLC	9/9/2014	12	10.00%	48,000	4,405	36,635	-	15,770	43,162
Tonaquint, Inc #2	10/7/2014	12	12.00%	55,000	3,914	45,142	-	13,772	79,567
Tonaquint, Inc #3	10/7/2014	12	12.00%	55,000	3,914	45,142	-	13,772	79,567
JMJ Financial #3	10/22/2014	24	5.83%	50,000	6,195	52,323	-	3,872	54,962
LG Capital #2	10/23/2014	12	8.00%	52,500	1,036	47,844	-	5,692	81,543
KBM Worldwide #5	10/23/2014	9	8.00%	78,500	3,648	-	-	82,148	-
Cardinal Capital Group	11/6/2014	24	12.00%	50,000	6,192	51,760	-	4,432	55,474
KBM Worldwide #6	12/8/2014	9	8.00%	53,500	1,767	-	-	55,267	-
KBM Worldwide #7	1/13/2015	9	8.00%	54,000	1,215	-	-	55,215	-
Rock Capital	2/6/2015	12	10.00%	34,500	501	-	-	35,001	-
Union Capital #3	2/17/2015	12	8.00%	34,500	318	-	-	34,818	-
Adar Bay #2	2/19/2015	12	8.00%	42,000	368	-	-	42,368	-
Vista Capital Investments #3	3/3/2015	24	5.83%	25,000	56	-	-	25,056	-
LG Capital #3	3/10/2015	12	8.00%	52,500	242	49,487	-	3,255	78,666

				$808,003	$56,247	$363,050	$8,333	$509,533	$715,305

During the six months ended March 31, 2015, the Company issued an aggregate of 574,083,793 shares of common stock for conversion of convertible debts of $1,477,724 and decrease in derivative value due to conversion of $2,093,008.

The Company issued convertible notes payable that provide for the issuance of convertible notes with variable conversion provisions. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion option and warrants and shares to be issued were recorded as derivative liabilities once the note becomes convertible on the 180 days after the effective date.

The following table summarizes conversion terms of the notes outstanding at March 31, 2015:

Lender	Date of Agreement	Conversion Rate	Calculation Period	Eligible for Conversion
JMJ Financial	September 3 and October 27, 2014	Lesser of $0.06 or 60%	25 trading days prior to conversion	180 after the effective dates
KBM Worldwide	October 23 and December 8, 2014, January 13, 2015	61%	10 trading days prior to conversion	180 after the effective dates
Adar Bay	19-Feb-15	50%	20 trading days prior to conversion	180 after the effective date
Redwood Fund III	15-May-14	55%	20 trading days prior to conversion	180 after the effective date
Vista Capital Investments	August 26, 2014, March 2, 2015	Lesser of $0.075 or 60%	25 trading days prior to conversion	180 after the effective dates
Tonaquint, Inc	7-Oct-14	65%	25 trading days prior to conversion	180 after the effective date
Union Capital	17-Feb-15	55%	20 trading days prior to conversion	180 after the effective date
Iconic Holding, LLC	16-Jul-14	Lesser of $0.085 or 60%	20 trading days prior to conversion	180 after the effective date
JSJ Investments	8-Sep-14	60%	20 trading days prior to conversion	180 after the effective date
Macallan Partners, LLC	9-Sep-14	55%	20 trading days prior to conversion	180 after the effective date
LG Capital #2	23-Oct-14	60%	20 trading days prior to conversion	180 after the effective date
Cardinal Capital Group	6-Nov-14	Lesser of $0.05 or 60%	25 trading days prior to conversion	180 after the effective dates
Rock Capital	6-Feb-15	55%	20 trading days prior to conversion	180 after the effective date
LG Capital #3	10-Mar-15	60%	20 trading days prior to conversion	180 after the effective date

As of March 31, 2015 Company recorded the following deferred origination costs related to the convertible notes:

Lender	Date of Agreement	Transaction Costs	Deferred Debt Origination Costs Due at Maturity	Legal and Other Debt Origination Costs	Initial Deferred Origination Costs	Amortization	Net Deferred Debt Origination Costs
Redwood Fund III	5/15/2014	$10,000	$-	$-	$10,000	$5,104	$4,896
Various	Various	-	-	52,500	52,500	11,809	40,691
Iconic Holding, LLC	7/16/2014	6,750	-	7,500	14,250	-	14,250
Vista Capital Investments	8/26/2014	2,500	2,777	-	5,277	-	5,277
JMJ Financial	9/3/2014	5,000	5,556	-	10,556	4,348	6,208
JSJ Investments	9/8/2014	10,000	-	2,000	12,000	1,256	10,744
Macallan Partners, LLC	9/9/2014	-	-	12,000	12,000	-	12,000
Tonaquint, Inc #2	10/7/2014	5,000	-	5,000	10,000	573	9,427
Tonaquint, Inc #3	10/7/2014	5,000	-	5,000	10,000	573	9,427
JMJ Financial #3	10/22/2014	5,000	-	-	5,000	-	5,000
LG Capital #2	10/23/2014	5,000	-	2,500	7,500	1,323	6,177
KBM Worldwide #5	10/23/2014	7,500	-	3,500	11,000	1,890	9,110
Cardinal Capital Group	11/6/2014	5,000	-	5,000	10,000	112	9,888
KBM Worldwide #6	12/8/2014	5,000	-	3,500	8,500	2,064	6,436
KBM Worldwide #7	1/13/2015	3,000	-	1,500	4,500	506	3,994
Rock Capital	2/6/2015	4,500	-	1,000	5,500	189	5,311
Union Capital #3	2/17/2015	4,500	-	1,500	6,000	849	5,151
Adar Bay #2	2/19/2015	2,000	-	1,500	3,500	197	3,303
LG Capital #3	3/10/2015	2,500	-	1,500	4,000	3,012	988
		$88,250	$8,333	$105,500	$202,083	$33,805	$168,278

NOTE 5 – DERIVATIVE LIABILITIES

As described in Notes 4 and 6, the Company has identified embedded derivatives in notes payables and outstanding warrants.

The fair value of the embedded derivatives related to the convertible notes payable, comprising conversion feature with the reset provisions and the default provisions, at issuance and March 31, 2015 was determined using the multinomial lattice models that value the derivative liability based on a probability weighted discounted cash flow model.  These models are based on future projections of the various potential outcomes and utilize the following assumptions:

•	The stock price would fluctuate with the Company projected volatility;

•
The Derivative Convertible Notes (held by JMJ Financial, LG Capital, Adar Bay, Vista Capital Investment, Tonaquint Inc., KBM Worldwide, JSJ Investments, Iconic Holding LLC, Macallan Partners LLC, Union Capital, Auctus Private, Redwood Fund III, Cardinal Capital Group, Inc. and Chrome Oil Service Limited ) convert at  40%  to  60%  of the market prices;

•	An event of default would occur initially 0% of the time, increasing 1.00% per month until it reaches 10%;

•	The projected volatility curve for each valuation period was based on the historical volatility of the Company, ranging between 101% and 108%;

•	The Company would redeem the notes initially 0% of the time, and increase monthly by 1.00% to a maximum of 5.00%;

•
The holders of the notes would automatically convert the notes at the maximum of two times the conversion price if the Company is not in default, with the target conversion price dropping as maturity approaches; and

•	The Holder would convert the note early after 0-90-180 days and at maturity if the registration was effective and the Company was not in default.

As discussed in Note 3, the Company issued convertible notes payable that provide for the issuance of convertible notes with variable conversion provisions. The conversion terms of the convertible notes are variable based on certain factors, such as the future price of the Company's common stock. The number of shares of common stock to be issued is based on the future price of the Company's common stock. The number of shares of common stock issuable upon conversion of the promissory note is indeterminate. Due to the fact that the number of shares of common stock issuable could exceed the Company's authorized share limit, all additional convertible debentures and warrants are included in the value of the derivative. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion option and warrants and shares to be issued were recorded as derivative liabilities on the issuance date.

The fair value of the embedded derivatives related to the tainted outstanding warrants, comprising exercise feature with the full ratchet reset, at March 31, 2015 was determined using the lattice models that value the derivative liability based on a probability weighted discounted cash flow model.  These models are based on future projections of the various potential outcomes and utilize the following assumptions:

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

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date and to fair value as of each subsequent reporting date which at March 31, 2014 was an aggregate of $715,305.

During six months ended March 31, 2015, the Company recorded an aggregate $65,749 gain on change in fair value of derivative liabilities and a $1,259,260 day 1 loss upon recognition of these derivatives. See Note 3 for more information.

NOTE 6 - STOCKHOLDERS' EQUITY

During the six months ended March 31, 2015, the Company recognized compensation expense of $8,400 related to service granted to the Board of Directors in fiscal year 2014.

During the six months ended March 31, 2015, the Company issued an aggregate of 574,083,793 shares of common stock for conversion of convertible debt with total valued at $3,570,732.

As of March 31, 2015, there are 4,150,000 options outstanding; none of which are exercisable.  These options have a weighted average remaining term of six days and an intrinsic value of zero. Unamortized compensation cost related to these options amounted to $0.

During the six months ended March 31, 2015, there were no new warrants granted and none were exercised, cancelled or expired.  As of March 31, 2015, the Company has 7,277,729 outstanding and exercisable warrants with a weighted average exercise price and remaining term of $0.32 per share and 1.0 years, respectively.  As of March 31, 2015, these warrants have an intrinsic value of zero.

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

Republic of Chad Concession Fees and Other Financial Commitments

On June 30, 2011, ERHC entered into a production sharing contract ("PSC") with Chad for certain onshore hydrocarbon exploration and development.  In September 2013, the Ministry of Energy and Petroleum of Chad approved ERHC's application to voluntarily relinquish two of the three Blocks covered by the PSC.

As of March  31, 2015, ERHC has paid or incurred:

a.	$2,000,000 as the entire signature bonus
b.	$320,600 in advisers' and ancillary costs related to the PSC
c.	$480,000 as legal fees and costs for the drafting and negotiation of the PSC, as provided for in the PSC
d.	$190,872 as costs of Environmental Impact Study, as provided for in the PSC
e.	$448,000 on Aeromagnetic data acquisition survey, in fulfilment of work program obligations under the PSC

LEGAL PROCEEDINGS

JDZ Blocks 5 and 6

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

PETROLEUM EXPLORATION BLOCK MAP OF KENYA
Block 11A
SOUTH SUDAN
ETHIOPIA
UGANDA
KENYA
SOMALIA
TANZANIA
N

By virtue of the PSC, the Company acquired a 90% interest in Block 11A, which encompasses 11,950.06 square kilometers or 2.95 million square acres.  The Government of Kenya has a 10% carried participating interest up to the declaration of commerciality and may thereafter acquire an additional 10% interest in the PSC in which case the total Government participation would rise to 20%.

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

In October, 2013, ERHC entered into a farm-out agreement with CEPSA Kenya Limited, an affiliate of Compañía Española de Petróleos, S.A.U., an international oil and gas company ("CEPSA"). The farm-out agreement was approved by the Government of the Republic of Kenya during the quarter ended March 31, 2014. Under terms of the agreement, ERHC transferred a majority of its interest in Kenya Block 11A as well as operatorship to CEPSA. The farm-out agreement includes a carry and other considerations.

Key Provisions of the ERHC's PSC on Block 11A

KENYA BLOCK 11A

LICENSE:	PSC with the Government of Kenya (effective September 2012)

PARTIES:	ERHC (35%); CEPSA (55%); Government of Kenya (10%)[1]

WORK PROGRAM:

Phase 1 (2 years – September 2012 to September 2014)

Minimum Work	Minimum Expenditure	Status
Acquire and interpret 1,000 square kilometers of gravity and magnetic data	$250,000	Completed: 12,714 square kilometers of FTG data acquired by January 2014 at a total cost of $2,070,780.
Acquire and interpret 1,000 kilometers of 2D seismic data	$10,000,000	Completed: 1,086.6 line kilometers of 2D seismic data acquired by August 2014 at an estimated total cost of $28,300,000

Phase 2 (2 years – September 2014 to September 2016)

Minimum Work	Minimum Expenditure	Status
Acquire 750 square kilometers of 3D seismic data	$30,000,000	Decision taken not to acquire 3D seismic but to proceed to drilling based on FTG and 2D seismic
OR	OR
Drill one (1) well to a minimum depth of 3,000m	$30,000,000	Preparation underway for drilling exploration well in Q1 2016

Phase 3 (2 years – September 2016 to September 2018)

Minimum Work	Minimum Expenditure	Status
Drill one (1) well to a minimum depth of 3,000m	$30,000,000	Not yet arisen

OTHER FINANCIAL OBLIGATIONS:

Ministry Training Fund	$175,000 per annum during the exploration period

$200,000 per annum (minimum) from adoption of first development plan

Social Projects:	$50,000 per annum (minimum)

Surface Rentals:	$5/km2 per annum (exploration phase 1); $10/km2 per annum (exploration phase 2); $15/km2 per annum (exploration phase 3)

$100/km2 per annum (development and production period)

Cost Recovery:

Cost Oil	Up to 60% of Cost Oil each fiscal year

Profit Oil

Incremental Production Tranches	Government Share	Contractor Share
0-30,000 barrels per day	50%	50%
Next 25,000 barrels per day	60%	40%
Next 25,000 barrels per day	65%	35%
Next 20,000 barrels per day	70%	30%
Above 100,000 barrels per day	78%	22%

1 CEPSA is carrying ERHC's proportionate share of exploration costs except for the first exploration well where ERHC is expected to contribute 25% of its proportionate (35%) share of costs..

As of March 31, 2015, the exploration team is making steady progress toward drilling during the current phase of exploration. 2D seismic mapping has been completed. To date, two basins, Tarach and Anam, in the eastern and western parts of the block respectively, have been identified. 12 drillable prospects have been mapped in the Tarach Basin alone. Volumetric calculations and risk analyses have been completed leading to a total mean resource estimate  of 640 MMBO. The technical team agreed on drilling Tarach-1 as the first exploratory well with a mean resource estimate  of 65.78 MMBO during the first quarter  of 2016 if all conditions precedent are met.   Seismic interpretation of the Anam Basin  will start later in 2015.

The Company continues to work with Deloitte Corporate Finance LLC (DCF) on a further farm-down of our interest in the Block to help raise funds for the company.

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

During the quarter ended March 31, 2014, the Company received the arrêté (decree) of the President of Chad giving presidential seal of approval to the Company's request to obtain oil exploration Block BDS 2008 and its voluntary relinquishment of the Manga and Chari-Ouest III Blocks.

ERHC BLOCKS
Central African Shear Zone
Rift
Sudan
CHAD
Chad
Niger
Nigeria
SILTOU BASIN
FAYA LARGEAU BASIN
CASZ
DOSEO BASIN
DOBA BASIN
BENUE TROUGH
Central African Republic
Major Tectonic Elements of Chad

Manga Block
BORKOU
C H A D
N'Djamena
Oil Refinery
BDS 2008
Doba Basin Oil Field
Chari-Ouest III

Focus Areas

Block BDS 2008 measures 41,800 square kilometers or 10,329,000 acres. ERHC's technical team has identified two focus areas within the Block:

- North of Esso's Tega and Maku discoveries in the Doseo basin; and

- East of and on trend with OPIC's Benoy-1 margin discovery in the Doba basin.

Focus Area 1 and Area 2

Focus Area 1
Based on seismic two lead areas A & B identified, additional seismic required
Focus Area 2
No seismic available yet. Similar structuring expected as to the west where OPIC made Rift Margin discoveries
OPIC Benoy-1
CHARI QUEST III
ERHC BDS-2008
ERHC BDS-2008
Rift Margin
CHARI WEST - DOBA
CHARI EAST - DOSEA
BOROGOP
DOBA/DOSEO BASINS
3
4
5
6
7

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
• 4,720 line kilometers of high precision gravity and magnetic data acquired by November 2014; Processing and interpretation of the data were completed in January 2015.
• Three leads identified;

Seismic in preparation;
• 2D seismic on focus areas planned for 2015-16

2 PSC originally covered thee Blocks; ERHC voluntarily relinquished two Blocks in 2013, retaining only BDS 2008.  Relinquishment and retention approved by Presidential Decree as provided for in PSC.
3 PSC provides for exploration period to run from date of grant of Exclusive Exploration Authorization ("EEA").  EEA granted to ERHC in June 2012.

Phase 2 (3 years)

Minimum Work	Minimum Expenditure	Status
Unspecified: annual work program to be proposed yearly by contractor	$1,000,000	Not yet arisen; ERHC proposes an exploration well in this period if Phase 1 G&G studies justify

OTHER FINANCIAL OBLIGATIONS:

Ministry Training Fund	$250,000 per annum during the exploration period

$500,000 per annum during the exploitation period

Social Projects:	None specified in the PSC

Surface Rentals	$1/km2 per annum (Exploration Phase 1); $5/ km2 per annum (Exploration Phase 2); $10// km2 per annum (Extension)

$100/ km2 per annum (Exploitation Phase 1); $150/ km2 per annum (Exploitation Phase 1)

COST RECOVERY AND PRODUCTION SHARING:

Royalty	14.25% for crude oil

5% for natural gas

Cost Oil	Up to 70% of net production after deduction of royalty

Profit Oil

R-Factor, as defined by the PSC[4]	Less than or equal to 2.25	Between 2.25 and 3	Greater than 3
Contractor's share of profit oil	60%	50%	40%
State's share of profit oil	40%	50%	60%

4 R-factor is based on a formula defined in the PSC.

As the Company did with the JDZ and Kenya Block 11A, ERHC continues to explore a farm-out to spread risk. The Chad acreage is also within the scope of Deloitte Corporation Finance LLC (DCF)'s engagement and ERHC continues to work with DCF to find suitable farm-out or joint venture partners.

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

JDZ Block	ERHC Original Participating Interest	ERHC Joint Bid Participating Interest	Participating Interest(s) Assigned	Current ERHC Retained Participating Interest

2	30.00%	35.00%	43.00%	22.00%
3	20.00%	5.00%	15.00%	10.00%
4	25.00%	35.00%	40.50%	19.50%
5	15.00%	-	-	15.00% (in arbitration)
6	15.00%	-	-	15.00% (in arbitration)
9	20.00%	-	-	20.00%

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
Magnetic and gravity surveys
Acquire, process and interpret 2,500km 2D seismic
Handover all data and an evaluation report to ANP-STP at least 3 months to end of phase

5 Contractor to carry the Government's 15% to production and be entitled to 100% of Cost Oil to recover the carry

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

Exploration Phase 2: $500,000 per annum (minimum)

Exploration Phase 3: $400,000 per annum (minimum)

On production, $2million worth of projects if cumulative production is 20mmboe, $4million if 40mmboe and $6m if 60mmboe

COST RECOVERY AND PRODUCTION SHARING

Royalty	2% (first charge on production)

Cost Oil	Up to 80% of available crude after deduction of royalty oil in any accounting period

Profit Oil

Contractor's Rate of Return[6] for Contract Area (% per annum)	Government Share	Contractor Share
<16%	0%	100%
>=16%<19%	10%	90%
>=19%<23%	20%	80%
>=23%<26%	40%	60%
>=26%	50%	50%

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

ERHC is currently working with the National Petroleum Agency of São Tomé and Príncipe (ANP-STP) to complete the budget for the first year of its exploration work program. A preliminary examination of available 2D seismic data indicates the possibility of commercially sizeable Cretaceous deep water tubidite fan existing in Block 11. While further investigation is in process, ERHC's exploration team believes that the Block has the potential for holding enormous hydrocarbon resources.

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
About Deloitte Corporate Finance LLC

Deloitte Corporate Finance LLC (DCF) provides strategic advisory services and M&A advice that help corporate, entrepreneurial and private equity clients create and act upon opportunities for liquidity, growth and long-term advantage. With an in-depth understanding of the marketplace and access to a global network of investment bankers, DCF help clients confidently pursue strategic transactions in both domestic and global markets. DCF, together with the Corporate Finance Advisory practices within the Deloitte Touche Tohmatsu Limited network of member firms, include in excess of 1,900 professionals, who work collaboratively across 150 international locations. With significant experience providing investment banking services across key industries, DCF are able to offer clients solutions that help them to achieve their strategic objectives.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2015 Compared with the Three Months Ended March 31, 2014

General and administrative expenses decreased from $940,909 in the three months ended March 31, 2014 to $520,695 in the three months ended March 31, 2015.  The decrease was primarily due to decrease in general and administrative expenses as part of our cost savings plan.

During the three months ended March 31, 2015, the Company had a net loss of $1,957,547 compared with a net gain of $1,723,555 for the three months ended March 31, 2014.  The increase in net loss was primarily due loss on embedded derivative of $727,072 and interest expenses of $931,037 related to our convertible debts compared with no convertible debt during the same period in 2014.

Six Months Ended March 31, 2015 Compared with the Six Months Ended March 31, 2014

General and administrative expenses decreased from $1,914,487 in the six months ended March 31, 2014 to $1,349,168 in the six months ended March 31, 2015.  The decrease was primarily due to a decrease in general and administrative expenses as part of our cost savings plan.

During the six months ended March 31, 2015, the Company had a net loss of $3,646,762 compared with a net gain of $554,205 for the six months ended March 31, 2014. The increase in net loss was primarily due to loss on embedded derivative of $1,259,260 and interest expenses of $1,149,161 related to our convertible compared with no convertible debt during the same period in 2014.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2015, the Company had $1,496,658 in cash and cash equivalents, and a working capital of $1,158,124.  The Company is currently raising more funds through convertible debentures.

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2015, the Company had no off-balance sheet arrangements.

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

As of March 31, 2015, all the Company's exploration and production acreages were located outside the United States.  The Company's primary assets are agreements with Kenya, Chad, STP and the JDA which provide ERHC with rights to participate in exploration and production activities in Kenya, Chad, the EEZ and the JDZ in Africa.  This geographic area of interest is controlled by foreign governments that have historically experienced volatility of which is out of management's control. The Company's operations and its ability to exploit its interests in the agreements in this area may be impacted by this circumstance.

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

The Company's  Chief Executive Officer and Principal Accounting Officer participated in an evaluation by management regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2015.  Based on their participation in that evaluation, the Company's Chief Executive Officer and Principal Accounting Officer concluded that as of March 31, 2015, our disclosure controls and procedures are effective and ensure that the information required to be disclosed in the reports that ERHC files or submits under the Exchange Act, is accumulated and communicated to our management; including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure under the Exchange Act. ERHC officers also concluded on March 31, 2015 that our disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms.

There was no change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ERHC Energy Inc.

Name	Title	Date

/s/ Peter Ntephe	President	May 15, 2015
Peter Ntephe	Chief Executive Officer

/s/ Sylvan Odobulu	Vice President (Admin) and Controller	May 15, 2015
Sylvan Odobulu	Principal Accounting Officer