Form 10-Q
period 2015-06-30
ERHC Energy Inc
filed 2015-08-14
CIK 799235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares of common stock, par value $0.0001 per share, outstanding as of July 31, 2015, was 2,871,151,742

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ERHC ENERGY INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	September 30, 2014
ASSETS

Current assets:
Cash and cash equivalents	$837,945	$2,182,406
Investment in Oando Energy Resources	386,304	671,402
Deferred debt origination cost – short term	78,842	147,079
Prepaid expenses and other	232,869	246,922

Total current assets	1,535,960	3,247,809

Oil and gas concession fees	6,074,758	6,006,235
Furniture and equipment, net of accumulated depreciation of $426,770 and $368,587 at June 30, 2015 and September 30, 2014	150,711	206,273
Deferred debt origination cost – long term	-	43,755
Income tax receivable	2,018,533	2,018,533
Prepaid expenses – long term	35,550	172,433

Total assets	$9,815,512	$11,695,038

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$228,871	$379,639
Convertible note payable, net of discount – short term	276,662	625,533
Derivative liability – short term	519,029	751,404

Total current liabilities	1,024,562	1,756,576

Convertible note payable, net of discount – long term	8,665	38,076
Derivative liability – long term	104,564	270,538

Total liabilities	1,137,791	2,065,190
Commitments and contingencies:

Shareholders' equity:
Preferred stock, par value $0.001; authorized 10,000,000 shares; none issued and outstanding	-	-
Common stock, par value $0.0001; authorized 3,000,000,000 shares; issued and outstanding 2,734,322,836 and 765,194,088 shares at June 30, 2015 and September 30, 2014	273,432	76,520
Additional paid-in capital	105,381,578	101,080,306
Accumulated other comprehensive loss	(963,696)	(678,598)
Accumulated deficits	(96,013,593)	(90,848,380)

Total shareholders' equity	8,677,721	9,629,848

Total liabilities and shareholders' equity	$9,815,512	$11,695,038

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ERHC ENERGY INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014

Costs and expenses:
General and administrative	$685,010	$719,943	$2,034,178	$2,634,430
Exploration expenses	73,000	242,179	520,914	461,933
Depreciation	19,467	14,275	58,183	52,834
Gain on sale of partial interest on sale of concessions	-	-	(239,515)	(2,724,793)

Total costs and expenses	(777,477)	(976,397)	(2,373,760)	(424,404)

Other income and (expenses):
Interest income	1,062	1,592	1,975	3,804
Gain (loss) on mark to market of derivative liabilities	(216,097)	(16,496)	(150,348)	(16,496)
Loss on embedded derivative	(90,001)	(111,156)	(1,349,261)	(111,156)
Gain on insurance recovery for loss on deposit	-	-	291,280	-
Interest expense	(435,938)	(24,708)	(1,585,099)	(24,708)

Total other income and (expense)	(740,974)	(150,768)	(2,791,453)	(148,556)

Loss before benefit (provision) for income taxes	(1,518,451)	(1,127,165)	(5,165,213)	(572,960)

Benefit (provision) for income taxes:
Current	-	-	-	-
Deferred	-	-	-	-

Total benefit (provision) for income taxes	-	-	-	-

Net loss	$(1,518,451)	$(1,127,165)	$(5,165,213)	$(572,960)

Net loss per common share -basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding basic and diluted	2,284,217,737	764,917,468	1,349,504,099	764,871,996

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ERHC ENERGY INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014

Net loss	$(1,518,451)	$(1,127,165)	$(5,165,213)	$(572,960)

Other comprehensive (loss) income on available for sale securities	(44,352)	251,088	(285,098)	196,254

Other comprehensive loss	$(1,562,803)	$(876,077)	$(5,450,311)	$(376,706)

The accompanying notes are an integral part of these unaudited consolidated financial statements

ERHC ENERGY INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
	2015	2014
Cash Flows From Operating Activities:
Net loss	$(5,165,213)	$(572,960)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and depletion expense	58,183	52,834
Compensatory stock options	-	6,957
Loss on embedded derivative	1,349,261	111,156
Loss on change in fair value of derivative	150,348	16,496
Gain on sale of partial interest in Kenya concession	(239,515)	(4,175,966)
Amortization of convertible debt discount	1,229,381	7,307
Amortization of debt issuance costs	160,518	10,955
Stock issued for services	8,400	20,001
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	150,936	(174,444)
Accounts payable and other accrued liabilities	(150,768)	(569,033)

Net cash used in operating activities	(2,448,469)	(5,266,697)

Cash Flows From Investing Activities:
Purchase of oil and gas concessions	(68,523)	(580,569)
Proceeds from sale of partial interest in Kenya concession	239,515	4,731,608
Proceeds from sale of restricted certificate of deposit	-	2,186,182
Purchase of furniture and equipment	(2,621)	-

Net cash provided by investing activities	168,371	6,337,221

Cash Flows From Financing Activities:
Debt origination costs	-	(86,400)
Proceeds from sale of convertible debt – related party	250,000	-
Proceeds from sale of convertible debt	685,637	561,500

Net cash provided by financing activities	935,637	475,100

Net (decrease) increase in cash and cash equivalents	(1,344,461)	1,545,624
Cash and cash equivalents, beginning of period	2,182,406	1,184,204
Cash and cash equivalents, end of period	$837,945	$2,729,828
Non-cash investing and financing activities:
Unrealized (loss)gain on investment in Exile Resources	$(285,098)	$196,255
Non-cash debt origination costs	$-	$(16,667)
Discount from derivative	$724,860	$-
Conversion of note payable to common stock – related party	$250,000	$-
Conversion of note payable to common stock	$1,616,966	$-
Derivative liabilities extinguished on conversion – related party	$432,646	$-
Derivative liabilities extinguished on conversion	$2,190,172	$-

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

Investments in equity instruments are accounted for as available for sale securities and reported at fair value, determined based on the quoted prices in an active market for identical assets and classified as Level 1 under the Accounting Standards Codification (“ASC”) Topic 820.

During the nine months ended June 30, 2015, the Company's investment in the common stock and warrants of OER, a Canadian oil and gas company that trades on the Toronto Stock Exchange (TSX) decreased in value by $285,098. This decrease in value is included as a decrease in stockholders' equity in accumulated other comprehensive income.

During the nine months ended June 30, 2015, the Company issued a number of convertible notes payable, and identified derivatives related to these notes.  ERHC classifies its derivative liabilities as Level 3 and values them using the methods discussed in Note 5.  While the Company believes that its valuation methods are appropriate and consistent with other market participants, it recognizes that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. The primary assumptions that would significantly affect the fair values using the methods discussed in Note 5 are that of volatility and market price of the underlying common stock of the Company.

As of June 30, 2015, the Company did not have any derivative instruments that were designated as hedges.

The derivative liability as of June 30, 2015, in the amount of $623,593 has a level 3 classification.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of June 30, 2015:

Derivative Liability

Balance, September 30, 2014	$1,021,942
Increase in derivative value due to issuances of convertible promissory notes	724,860
Decrease in derivative value due to convertible promissory notes converted to common stocks	(2,622,818)
Day 1 loss on derivative liabilities	1,349,261
Change in fair market value of derivative liabilities on convertible notes due to the mark to market adjustment	156,246
Change in fair market value of derivative liabilities on tainted warrants due to the mark to market adjustment	(5,898)

Balance, June 30, 2015	$623,593

NOTE 3 – OIL AND GAS CONCESSIONS

The following is an analysis of the cost of oil and gas concessions at June 30, 2015 and September 30, 2014:

	June 30, 2015	September 30, 2014

DRSTP concession	$3,113,795	$3,113,795
Chad concession	2,829,870	2,800,600
Pending concessions in other African countries	131,093	91,840

	$6,074,758	$6,006,235

In October, 2013, the Company entered into a farm-out agreement with CEPSA Kenya Limited, an affiliate of Compañía Española de Petróleos, S.A.U., an international oil and gas company ("CEPSA"). Under the terms of this agreement, the Company assigned and transferred 55% of its participating interest in Kenya Block 11A to CEPSA. In connection with this farm-out, the Company recognized a gain of $239,515 of reimbursement of exploration costs incurred during the nine months ended June 30, 2015.

In exchange for the transferred rights, CEPSA will carry the Company's proportionate share of obligations and financial costs under the terms and conditions outlined in the farm-out agreement. The agreement was approved in January 2014 by the Kenyan Government and from February 2014, CEPSA took over from ERHC as operator under the production sharing contract ("PSC") for Kenya Block 11A.

NOTE 4 – CONVERTIBLE DEBT

The Company had the following convertible debt outstanding at June 30, 2015:

Lender	Date of Agreement	Term (Months)	Annual Interest Rate	Face Value	Accrued Interest	Discount (c)	Net Convertible Note Payable	Note Derivative Liability
Redwood Fund III	5/15/2014	6	12.00%	$40,000	$5,917	$15,867	$30,050	$110,132
JSJ Investments #2	9/8/2014	6	12.00%	7,512	13,414	-	20,926	36,594
Tonaquint, Inc #2	10/7/2014	12	12.00%	43,177	3,914	14,694	32,397	135,122
Tonaquint, Inc #3	10/7/2014	12	12.00%	55,000	3,914	45,142	13,772	79,567
JMJ Financial #3	10/22/2014	24	5.83%	8,900	6,195	12,120	2,975	23,495
LG Capital #2	10/23/2014	12	8.00%	26,033	1,036	18,209	8,860	78,948
Cardinal Capital Group	11/6/2014	24	12.00%	43,998	6,192	44,500	5,690	81,069
KBM Worldwide #7	1/13/2015	9	8.00%	54,000	1,215	-	55,215	-
Rock Capital	2/6/2015	12	10.00%	34,500	501	-	35,001	-
Union Capital #3	2/17/2015	12	8.00%	34,500	318	-	34,818	-
Adar Bay #2	2/19/2015	12	8.00%	42,000	368	-	42,368	-
LG Capital #3	3/10/2015	12	8.00%	52,500	242	49,487	3,255	78,666

				$441,120	$43,226	$200,019	$285,327	$623,593

During the nine months ended June 30, 2015, the Company issued an aggregate of 1,876,093,379 shares of common stock for conversion of convertible debts of $1,616,966 and decrease in derivative value due to conversion of $2,190,172.

During the nine months ended June 30, 2015, the Company issued of 92,825,369 shares of common stock to its related party for conversion of convertible debts of $250,000 and decrease in derivative value due to conversion of $432,646.

The Company issued convertible notes payable that provide for the issuance of convertible notes with variable conversion provisions. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion option and warrants and shares to be issued were recorded as derivative liabilities once the note becomes convertible on the 180 days after the effective date.

The following table summarizes conversion terms of the notes outstanding at June 30, 2015:

Lender	Date of Agreement	Term Of Conversion	Eligible for Conversion

Redwood Fund III	May 15, 2014	Conversion Price shall be 55% of the lowest traded price, determined on the then current trading market for the Company’s common stock, for 20 trading days prior to conversion.	180 after the effective dates
JMJ Financial	October 27, 2014	Conversion Price shall be lesser of $0.06 or 60% of lowest trade price in the 25 trading days previous to conversion.	180 after the effective dates
KBM Worldwide	January 13, 2015
Conversion Price shall be equal 61% multiplied by the average of the lowest three 3 trading prices for the Common Stock during the 10 trading day period ending on the latest complete trading day prior to the Conversion Date.
180 after the effective date
JSJ Investments	September 8, 2014
Conversion Price shall be 40% discount to the average of the three lowest trades on the previous 20 trading days to the date of Conversion, or 40% discount to the average of the three lowest trades on the previous 20 trading days that would have been obtained if the conversion were to be made on the date this note was executed.
180 after the effective date
Tonaquint, Inc	October 7, 2014
Conversion price shall be 65% (the “Conversion Factor”) of the lowest intra-day trade price of Borrower’s common stock (“Common Stock”) in the twenty-five (25) Trading Days immediately preceding the Conversion .
180 after the effective date
LG Capital #2	October 23, 2014
Conversion price shall be 50% of the lowest trading price of the Common Stock as reported on the National Quotations Bureau OTCQB exchange which the Company’s shares are traded or any exchange upon which the Common Stock may be traded in the future, for the twenty prior trading days including the day upon which a Notice of Conversion is received by the Company.
180 after the effective date
Cardinal Capital Group	November 6, 2014
Conversion price shall equal the lesser of (a) $0.05 or (b) 60% of the lowest trade occurring during the twenty five (25) consecutive Trading Days immediately preceding the applicable Conversion Date on which the Holder elects to convert all or part of this Note, subject to adjustment as provided in this Note.
180 after the effective date
Rock Capital	February 6, 2015
Conversion price shall equal be 55% of the lowest closing bid price of the Common Stock as reported on the National Quotations Bureau OTCQB exchange which the Company’s shares are traded or any exchange upon which the Common Stock may be traded in the future ("Exchange"), for the twenty prior trading days including the day upon which a Notice of Conversion is received by the Company (provided such Notice of Conversion is delivered by fax or other electronic method of communication to the Company after 4 P.M. Eastern Standard or Daylight Savings Time if the Holder wishes to include the same day closing price).
180 after the effective date
Union Capital	February 17, 2015
Conversion price shall equal be 55% of the lowest closing bid price of the Common Stock as reported on the National Quotations Bureau OTCQB exchange which the Company’s shares are traded or any exchange upon which the Common Stock may be traded in the future ("Exchange"), for the twenty prior trading days including the day upon which a Notice of Conversion is received by the Company (provided such Notice of Conversion is delivered by fax or other electronic method of communication to the Company after 4 P.M. Eastern Standard or Daylight Savings Time if the Holder wishes to include the same day closing price).
180 after the effective dates
Adar Bay	February 19, 2015
Conversion price shall equal be 50% of the lowest trading price of the Common Stock as reported on the National Quotations Bureau OTCQB exchange which the Company’s shares are traded or any exchange upon which the Common Stock may be traded in the future, for the twenty prior trading days including the day upon which a Notice of Conversion is received by the Company.
180 after the effective date
LG Capital #3	March 10, 2015
Conversion price shall equal be 60% of the lowest trading price of the Common Stock as reported on the National Quotations Bureau OTCQB exchange which the Company’s shares are traded or any exchange upon which the Common Stock may be traded in the future, for the twenty prior trading days including the day upon which a Notice of Conversion is received by the Company.
180 after the effective date

As of June 30, 2015, Company recorded the following deferred origination costs related to the convertible notes:

Lender	Date of Agreement	Transaction Costs	Legal and Other Debt Origination Costs	Initial Deferred Origination Costs	Amortization	Net Deferred Debt Origination Costs
Tonaquint, Inc #2	10/7/2014	$5,000	$5,000	$10,000	$1,811	$8,189
Tonaquint, Inc #3	10/7/2014	5,000	5,000	10,000	1,811	8,189
JMJ Financial #3	10/22/2014	5,000	-	5,000	-	5,000
LG Capital #2	10/23/2014	5,000	2,500	7,500	5,000	2,500
Cardinal Capital Group	11/6/2014	5,000	5,000	10,000	480	9,520
KBM Worldwide #7	1/13/2015	3,000	1,500	4,500	-	4,500
Rock Capital	2/6/2015	4,500	1,000	5,500	189	5,311
Union Capital #3	2/17/2015	4,500	1,500	6,000	-	6,000
Adar Bay #2	2/19/2015	2,000	1,500	3,500	-	3,500
LG Capital #3	3/10/2015	2,500	1,500	4,000	752	3,248
Various	Various	-	52,500	52,500	29,615	22,885

		$41,500	$77,000	$118,500	$39,658	$78,842

NOTE 5 – DERIVATIVE LIABILITIES

As described in Notes 4 and 6, the Company has identified embedded derivatives in notes payables and outstanding warrants.

The fair value of the embedded derivatives related to the convertible notes payable, comprising conversion feature with the reset provisions and the default provisions, at issuance and June 30, 2015 was determined using the multinomial lattice models that value the derivative liability based on a probability weighted discounted cash flow model.  These models are based on future projections of the various potential outcomes and utilize the following assumptions:

•	The stock price would fluctuate with the Company projected volatility;

•	The Derivative Convertible Notes (held by JMJ Financial, LG Capital, Adar Bay, Vista Capital Investment, Tonaquint Inc., KBM Worldwide, JSJ Investments, Iconic Holding LLC, Union Capital, Auctus Private, Redwood Fund III, Cardinal Capital Group, Inc. and Chrome Oil Service Limited ) convert at 40% to 60% of the market prices;

•	An event of default would occur initially 0% of the time, increasing 1.00% per month until it reaches 10%;

•	The projected volatility curve for each valuation period was based on the historical volatility of the Company, ranging between 137% and 200%;

•	The Company would redeem the notes initially at 0% of the time, and increase monthly by 1.00% to a maximum of 5.00%;

•	The holders of the notes would automatically convert the notes at the maximum of two times the conversion price if the Company is not in default, with the target conversion price dropping as maturity approaches; and

•	The Holder would convert the note early after 0-90-180 days and at maturity if the registration was effective and the Company was not in default.

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

The fair value of the embedded derivatives related to the tainted outstanding warrants, comprising exercise feature with the full ratchet reset, at June 30, 2015 was determined using the lattice models that value the derivative liability based on a probability weighted discounted cash flow model.  These models are based on future projections of the various potential outcomes and utilize the following assumptions:

•	The stock price would fluctuate with the Company projected volatility;

•	The stock price would fluctuate with an annual volatility. The projected volatility curve for each valuation period was based on the historical volatility of the Company, ranging between 103% and 105%;

•	The Holder would exercise the warrant as they become exercisable at target prices of two times the higher of the projected reset price or stock price;

•	The Warrants with the $0.355; $0.28; and $0.275 exercise prices are fixed and not projected to adjust; and

•	No warrants have expired in this period ending June 30, 2015.

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date and to fair value as of each subsequent reporting date which at June 30, 2015 was an aggregate of $623,593.

During the nine months ended June 30, 2015, the Company recorded an aggregate $150,348 loss on change in fair value of derivative liabilities and a $1,349,261 loss upon recognition of these derivatives. See Note 4 for more information.

NOTE 6 - STOCKHOLDERS' EQUITY

During the nine months ended June 30, 2015, the Company recognized compensation expense of $8,400 related to service granted to the Board of Directors in fiscal year 2014.

During the nine months ended June 30, 2015, the Company issued an aggregate of 1,876,093,379 shares of common stock for conversion of convertible debts of $1,616,966 and decrease in derivative value due to conversion of $2,190,172.

During the nine months ended June 30, 2015, the Company issued of 92,825,369 shares of common stock to its related party for conversion of convertible debts of $250,000 and decrease in derivative value due to conversion of $432,646.

As of June 30, 2015, there are 4,150,000 options outstanding; none of which are exercisable.  These options have a weighted average remaining term of six days and an intrinsic value of zero. Unamortized compensation cost related to these options amounted to $0.

During the nine months ended June 30, 2015, there were no new warrants granted and none were exercised, cancelled or expired.  As of June 30, 2015, the Company has 7,277,729 outstanding and exercisable warrants with a weighted average exercise price and remaining term of $0.32 per share and 1.0 years, respectively.  As of June 30, 2015, these warrants have an intrinsic value of zero.

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

As of June 30, 2015, ERHC has paid or incurred:

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

Insurance recovery for loss on Certificates of Deposit

During the years ended September 30, 2010 and 2009, the Company recognized losses on certificates of deposit of $1,058,579 and $4,234,317 to record the certificates at their estimated net realizable basis, based on the fact that certain restrictions were placed on the investment and a receiver was appointed to takeover the institution and the Company had filed an insurance claim for recovery of these losses. During the nine months ended June 30, 2015, the Company recovered $291,280 from insurance company related to its loss on certificate of deposit.

NOTE 8 – SUBSEQUENT EVENT

On June 9, 2015, JSJ Investments submitted a conversion notice to convert its remaining principal and interest under the Note into 47,604,256 shares of the Company’s common stocks. On July 14, 2015, the Company and JSJ investment entered that certain settlement agreement and release, with two separate issuances of 47,604,256 and 6,000,000 of the Company’s common stocks; a total of 53,604,256 shares of the Company’s common stock were issued on July 16, 2015.

On July 23, 2015, JSJ Investments converted its principle balance of $54,160 into 74,395,744 shares of the Company’s common stock.

Subsequent to June 30, 2015, the Company received $707,000 from insurance recovery related to its loss on certificates of deposit in 2009. Management has evaluated all subsequent events through August 14, 2015, which is the date the financial statements were available to be issued, and has concluded that there are no more significant events to be reported.

LEGAL PROCEEDINGS
JDZ BLOCKS 5 AND 6

Arbitration and Lawsuit

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
SOUTH SUDAN
Block-11A
ETHIOPIA
UGANDA
KENYA
SOMALIA
TANZANIA

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

Kenya Operations Update

As of June 30, 2015 preparation continues to intensify for spudding the first well at the Tarach-1 prospect in March 2016. The Tarach-1 prospect is situated in the central part of the Tarach basin. It is a three-way structural closure trapping against a North - South trending normal fault. The mean estimate of oil prospective un-risked resources for the prospect is 65 million barrels. Mean un-risked prospective resources of all prospects and leads in Block 11A totals 645 million barrels. ERHC holds a 35 percent interest in Block 11A. It is important to remind investors and other stakeholders that no wells have previously been drilled in our Blocks in Kenya and Chad. While the geological and geophysical work indicates prospectively, there are no guarantees before drilling that there will be a discovery of hydrocarbons. If there is a discovery, there is no guarantee that it will be commercial or in such quantities as to justify a development project.

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

As of June 30, 2015, the exploration team is making steady progress toward drilling during the current phase of exploration. 2D seismic mapping has been completed. To date, two basins, Tarach and Anam, in the eastern and western parts of the block respectively, have been identified. 12 drillable prospects have been mapped in the Tarach Basin alone. Volumetric calculations and risk analyses have been completed leading to a total mean resource estimate of 640 MMBO. The technical team agreed on drilling Tarach-1 as the first exploratory well with a mean resource estimate of 65.78 MMBO during the first quarter  of 2016 if all conditions precedent are met.   Seismic interpretation of the Anam Basin will start later in 2015.

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

During the quarter ended June 30, 2015, the Company received the arrêté (decree) of the President of Chad giving presidential seal of approval to the Company's request to obtain oil exploration Block BDS 2008 and its voluntary relinquishment of the Manga and Chari-Ouest III Blocks.

ERHC BLOCKS
Central African Shear Zone
Rift
Sudan
Niger
Nigeria
CHAD
Chad
CASZ
Central African Republic
Major Tectonic Elements of Chad

Manga Block
BORKOU
C H A D
N'Djamena
Oil Refinery
BDS 2008
Chari-Ouest III
Doba Basin Oil Field

Chad Operations Update

As of June 30, 2015, ERHC has completed the acquisition, processing and interpretation of 4,720 KM high resolution gravity & aeromagnetic lines in focus areas 1 & 2. Based on the result of an aero-magnetic and gravity survey that ERHC completed over the Block, total Petroleum Initially in Place (PIIP) for one of ERHC's two focus areas has been estimated at 278 million barrels (with a high case of 876 million barrels). ERHC's exploration team is developing a Request for Proposals for a 2-D seismic acquisition program.

Given the current environment and continued constraints on funding for oil exploration activities, one option we are exploring is the possibility of a right-to-earn partnership in exchange for seismic services. ERHC holds a 100 percent interest in BDS 2008.

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
Based on seismic two lead areas A & B identified, additional seismic required
CHARI QUEST III
OPIC Benoy-1
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

EEZ Operations Update

Negotiations continue regarding ERHC's efforts to farm-out its stake in EEZ Block 11. A previously disclosed Memorandum of Understanding with an International Operating Company (IOC) continues in existence until further notice.

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

PLANS FOR FUNDING OF POTENTIAL ACQUISITIONS

ERHC's future plans will depend on the Company's ability to attract new funding. The Company is implementing a series of steps to fund the geophysical work, including magnetic/gravity and seismic surveys, prior to securing potential farm-out on Chad acreage. The fund raising might include:

●	Farm-outs of part of the Company's assets in Kenya, Chad and the Săo Tomé and Príncipe Exclusive Economic Zone
●	Issue shares of common stock through a registered direct offering
●	Convertible loans and other debt instruments
●	Other available financing options

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2015 Compared with the Three Months Ended June 30, 2014

General and administrative expenses decreased from $719,943 in the three months ended June 30, 2014 to $685,010 in the three months ended June 30, 2015.  The decrease was primarily due to decrease in general and administrative expenses as part of our cost savings plan.

During the three months ended June 30, 2015, the Company had a net loss of $1,518,451 compared a net loss of $1,127,165 for the three months ended June 30, 2014.  The increase in net loss was primarily due to interest expenses of $435,938 and change in fair value derivative of $216,097 related to our convertible debts during the three months ended June 30, 2015 compared with interest expense of $24,708 and change in fair value derivative of $16,496 during the same period in 2014.

Nine Months Ended June 30, 2015 Compared with the Nine Months Ended June 30, 2014

General and administrative expenses decreased from $2,634,430 in the nine months ended June 30, 2014 to $2,034,178 in the nine months ended June 30, 2015.  The decrease was primarily due to decrease in general and administrative expenses as part of our cost savings plan.

During the nine months ended June 30, 2015, the Company had a net loss of $5,165,213 compared a net loss of $572,960 for the nine months ended June 30, 2014.  The increase in net loss was primarily due to interest expenses of $1,585,099 and loss on embedded derivative of $1,349,261 related to our convertible debts during the nine months ended June 30, 2015 compared with interest expense of $24,708 and loss on embedded derivative of $111,156 during the same period in 2014. Also, income from gain on sale of partial interest in Kenya concession decreased from $2,724,793 in the nine months ended June 30, 2014 to $239,515 for the nine months ended June 30, 2015.

During the nine months ended June 30, 2015, the Company received $291,280 from insurance recovery related to its loss on certificates of deposit in 2009.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2015, the Company had $837,945 in cash and cash equivalents, and a working capital of $511,398.  The Company is currently raising more funds through convertible debentures.

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2015, the Company had no off-balance sheet arrangements.

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

As of June 30, 2015, all the Company's exploration and production acreages were located outside the United States.  The Company's primary assets are agreements with Kenya, Chad, STP and the JDA which provide ERHC with rights to participate in exploration and production activities in Kenya, Chad, the EEZ and the JDZ in Africa.  This geographic area of interest is controlled by foreign governments that have historically experienced volatility of which is out of management's control. The Company's operations and its ability to exploit its interests in the agreements in this area may be impacted by this circumstance.

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

The Company's  Chief Executive Officer and Principal Accounting Officer participated in an evaluation by management regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2015.  Based on their participation in that evaluation, the Company's Chief Executive Officer and Principal Accounting Officer concluded that as of June 30, 2015, our disclosure controls and procedures are effective and ensure that the information required to be disclosed in the reports that ERHC files or submits under the Exchange Act, is accumulated and communicated to our management; including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure under the Exchange Act. ERHC officers also concluded on June 30, 2015 that our disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms.

There was no change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ERHC Energy Inc.

Name	Title	Date

/s/ Peter Ntephe	President	August 14, 2015
Peter Ntephe	Chief Executive Officer

/s/ Sylvan Odobulu	Vice President (Admin) and Controller	August 14, 2015
Sylvan Odobulu	Principal Accounting Officer