Form 10-K
period 2015-09-30
ERHC Energy Inc
filed 2015-12-23
CIK 799235

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K
☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2015

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on November 30, 2015 was $3,286,679.

On November 30, 2015, the registrant had 2,987,889,806 shares of common stock issued and outstanding.

Forward-Looking Statements

ERHC Energy Inc. (the “Company”) or its representatives may, from time to time, make or incorporate by reference certain written or oral statements which include, but are not limited to, information concerning the Company’s possible or assumed future business activities and results of operations and statements about the following subjects:

·	business strategy;

·	growth opportunities;

·	future development of concessions, exploitation of assets and other business operations;

·	future market conditions and the effect of such conditions on the Company’s future activities or results of operations;

·	future uses of and requirements for financial resources;

·	interest rate and foreign exchange risk;

·	future contractual obligations;

·	outcomes of legal proceedings;

·	future operations outside the United States;

·	competitive position;

·	expected financial position;

·	future cash flows;

·	future liquidity and sufficiency of capital resources;

·	future dividends;

·	financing plans;

·	tax planning;

·	budgets for capital and other expenditures;

·	plans and objectives of management;

·	compliance with applicable laws; and

·	adequacy of insurance or indemnification.

These types of statements constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and inherently are subject to a variety of assumptions, risks and uncertainties that could cause actual results, levels of activity, performance or achievements to differ materially from those expected, projected or expressed in forward-looking statements.  These risks and uncertainties include, among others, the following:

·	general economic and business conditions;

·	worldwide demand for oil and natural gas;

·	changes in foreign and domestic oil and gas exploration, development and production activity;

·	oil and natural gas price fluctuations and related market expectations;

·	termination, renegotiation or modification of existing contracts;

·	the ability of the Organization of Petroleum Exporting Countries, commonly called OPEC, to set and maintain production levels and pricing, and the level of production in non-OPEC countries;

·	advances in exploration and development technology;

·	the political environment of oil-producing regions;

·	political instability in the Republic of Kenya, Republic of Chad, the Democratic Republic of Sao Tome and Principe and the Federal Republic of Nigeria;

·	casualty losses;

·	competition;

·	changes in foreign, political, social and economic conditions;

·	risks of international operations, compliance with foreign laws and taxation policies and expropriation or nationalization of equipment and assets;

·	risks of potential contractual liabilities;

·	foreign exchange and currency fluctuations and regulations, and the inability to repatriate income or capital;

·	risks of war, military operations, other armed hostilities, terrorist acts and embargoes;

·	regulatory initiatives and compliance with governmental regulations;

·	compliance with environmental laws and regulations;

·	compliance with tax laws and regulations;

·	customer preferences;

·	effects of litigation and governmental proceedings;

·	cost, availability and adequacy of insurance;

·	adequacy of the Company’s sources of liquidity;

·	labor conditions and the availability of qualified personnel; and

·	various other matters, many of which are beyond the Company’s control.

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

CURRENT BUSINESS OPERATIONS

REPUBLIC OF KENYA

ERHC Kenya Acreage

In June 2012, the Company announced that it had signed a Production Sharing Contract (PSC) on Block 11A with the Government of Kenya.  A PSC is an agreement that governs the relationship between ERHC (and any future joint-venture partners) and the Government of Kenya in respect of exploration and production in the Block awarded to the Company.  The PSC details, among other things, the work commitments (including acquisition of data, drilling of wells, social projects, etc.), the time frame for completion of the work commitments, production sharing between the parties and the Government, and how the costs of exploration, development and production will be recovered

PETROLEUM EXPLORATION BLOCK MAP OF KENYA
SOUTH SUDAN
Block 11A
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

Circle Oil Limited (www.circleoilandgas.com) (“Circle”) acted as finder in ERHC’s acquisition of the Block by facilitating ERHC’s entry into Kenya, including the introduction of Dr. Peter Thuo, ERHC’s Kenya-based geoscientist and technical adviser who provided liaison services in the pursuit of ERHC’s application. Circle’s involvement provided significant efficiencies, including substantial cost savings, in ERHC’s application process.  By virtue of the terms of the business finder’s agreement reached between Circle and ERHC, Circle is entitled to receive a 5% payment on the value of the acquisition accruing to ERHC from the application.  Circle has opted to receive this fee in the form of a carried 5% of ERHC’s total interest in Block 11A.

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

Kenya Operations Update

As of September 30, 2015, the exploration team is making steady progress toward drilling during the current phase of exploration. 2D seismic mapping has been completed. To date, two basins, Tarach and Anam, in the eastern and western parts of the block respectively, have been identified. 12 drillable prospects have been mapped in the Tarach Basin alone. Volumetric calculations and risk analyses have been completed leading to a total mean resource estimate of 662 MMBO. The well is scheduled to spud on or about March 1st, 2016 if all conditions precedent are met.

The Tarach-1 prospect is situated in the central part of the Tarach basin. The prospect is defined by four 2D seismic lines out of the 2014 survey. The structural trap is a 3-way dip closure against a north-south normal fault plane at 1,426 m MD (-954m TVDSS) and covering a surface area of 12 sq.km. The vertical closure is calculated at 220 meters at the P10 closing contour. The mean estimate of oil prospective un-risked resources for the prospect is 66 million barrels. Mean un-risked prospective resources of all prospects and leads in Block 11A totals 662 million barrels. Civil works toward the drilling of the well began in November 2015.

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

ERHC BLOCKS
Central African Shear Zone
Rift
TERMT/LAKE CHAD BASIN
CHAD
SILTOU BASIN
Niger
Chad
Sudan
FAYA LARGEAU BASIN
CASZ
Nigeria
BENUE TROUGH
DOSEO BASIN
Central African Republic
DOBA BASIN
Major Tectonic Elements of Chad

Manga Block
Oil Refinery
BDS 2008
Chari-Ouest III
Doba Basin Oil Field
AOZOU STRIP
Aozou
Bardai
Aozi
Tibesti Mts.
Emi Koussi
Gouro
BORKOU
Ounianga Kébir
Yarda
Faya
Ennedi
Fada
Koro Toro
Oum Chalouba
CHAD
Bahr el Ghazal
Zigey
Rig Rig
Mao
Lake Chad
Moussoro
Massakory
Oum Hadjer
Ati
Lac Fitri
Arada
Biltine
Abéché
Massif de Marra
Am Dam
Mongo
Mongororo
N'Djamena
Massenya
Melfi
Abou Deïa
Am Timan
Chari
Bousso
Bongor
Léré
Pala
Moundou
Doba
Moïssala
CENTRAL AFRICAN

Chad Operations Update

As of September 30, 2015, ERHC's exploration team is developing a Request for Proposals for a 2-D seismic acquisition program. The exploration team continues to work on securing regulatory approvals for the seismic program in ERHC's two focus areas. One is north of Esso's Tega and Maku discoveries in the Doseo basin and the other is east of and on trend with OPIC's Benoy-1 margin discovery in the Doba basin.  Based on an earlier aero-magnetic and gravity survey and other available data, ERHC estimates total Petroleum Initially in Place (PIIP) for one of the two focus areas is 278 million barrels (with a high case of 876 million barrels).

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
• Three leads identified;

Seismic in preparation;

• 2D seismic on focus areas planned for 2016

2 PSC originally covered thee Blocks; ERHC voluntarily relinquished two Blocks in 2013, retaining only BDS 2008.  Relinquishment and retention approved by Presidential Decree as provided for in PSC.
3 PSC provides for exploration period to run from date of grant of Exclusive Exploration Authorization (“EEA”).  EEA granted to ERHC in June 2012.

Phase 2 (3 years)
Minimum Work	Minimum Expenditure	Status
Unspecified: annual work program to be proposed yearly by contractor	$1,000,000	Not yet arisen; ERHC proposes an exploration well in this period if Phase 1 G&G studies justify

OTHER FINANCIAL OBLIGATIONS:

Ministry Training Fund	$250,000 per annum during the exploration period

$500,000 per annum during the exploitation period

Social Projects:	None specified in the PSC

Surface Rentals	$1/km2 per annum (Exploration Phase 1); $5/ km2 per annum (Exploration Phase 2); $10// km2 per annum (Extension)

$100/ km2 per annum (Exploitation Phase 1); $150/ km2 per annum (Exploitation Phase 1)

COST RECOVERY AND PRODUCTION SHARING:

Royalty	14.25% for crude oil

5% for natural gas

Cost Oil	Up to 70% of net production after deduction of royalty

Profit Oil
R-Factor, as defined by the PSC [4]	Less than or equal to 2.25	Between 2.25 and 3	Greater than 3
Contractor’s share of profit oil	60%	50%	40%
State’s share of profit oil	40%	50%	60%

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

SAO TOME AND PRINCIPE EXCLUSIVE ECONOMIC ZONE (“EEZ”)

Overview of ERHC’s EEZ Blocks

The Săo Tomé and Príncipe EEZ is delineated over an expanse of waters offshore Săo Tomé and Príncipe that covers approximately 160,000 square kilometers.  In terms of hydrocarbon exploration and exploitation, the EEZ is a frontier region that sits south of the Niger Delta and west of the Gabon salt basin, retaining similarities with each of those prolific hydrocarbon regions.  The regional seismic database comprises approximately 12,000 kilometers of seismic data. Interpretation of that seismic data shows numerous structures in the EEZ that have similar characteristics to known hydrocarbon accumulations in the area.

ERHC’s Rights in the EEZ

Under a 2001 agreement with the Government of Săo Tomé and Príncipe (“STP”), ERHC was vested with the rights to participate in exploration and production activities in the EEZ.  These rights included (a) the right to receive up to 100% of two blocks of ERHC’s choice and (b) the option to acquire up to a 15% paid working interest in each of two additional blocks of ERHC’s choice in the EEZ.  In 2010, ERHC exercised its rights to receive up to 100% of two blocks of ERHC’s choice in the EEZ and was duly awarded Blocks 4 and 11 of the EEZ by the Government of STP.
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

PSC for the EEZ Block 11

In July 2014, ERHC and the National Petroleum Agency of Săo Tomé and Príncipe (ANP-STP) announced the conclusion of final terms for the Production Sharing Contract for EEZ Block 11.

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

EEZ Operations Update

As of September 30, 2015, ERHC and the ANP-STP were working to complete the budget for the first phase of exploration.  In October 2015, ERHC announced that it had reached an agreement with Kosmos Energy (NYE: KOS) a leading independent oil and gas company to transfer all ERHC’s rights under the EEZ Block 11 PSC to Kosmos Energy for value.

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

As a result of the RTO, ERHC now holds 419,089 shares in the common stock of Oando Energy.  The share price of Oando Energy at September 30, 2015 was $0.51 and the total value of the investments as of September 30, 2015 is $211,699. During the years ended the September 30, 2015 and 2014; the Company sold 800 and 0 share, and recognized a loss of $2,573 and $0, respectively.

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

Financing may be needed to fund the financial commitments of the production sharing contracts

The Company’s failure or the failure of the Company’s venture partners to provide or obtain the necessary financing may preclude the continuation of exploration activities which would adversely affect the value of its concessions in Kenya, Chad, the JDZ and the EEZ.

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

At September 30, 2015, the Company’s major assets are located outside the United States.  The Company’s primary assets are cash in various financial institutions and agreements with Kenya, Chad, the DRSTP and the JDA, which provide ERHC with rights to participate in exploration and production activities in Kenya, Chad, the EEZ and the JDZ.  Production is subject to political risks which are inherent in all foreign operations.  The Company’s ability to exploit its interests in this area pursuant to such agreements may be adversely impacted by this circumstance.

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

As described in more detail in “Item 7 Future Capital Requirements” of this Form 10-K, the Company’s minimum working capital requirements in 2016 will be approximately $4,500,000.

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

One shareholder controls approximately 14% of the Company’s outstanding common stock

One shareholder beneficially owns approximately 14% of the Company’s outstanding common stock.  As a result, the shareholder has the ability to substantially influence the outcome of corporate actions that require stockholder approval, including the election of directors.

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

PETROLEUM EXPLORATION BLOCK MAP OF KENYA

SOUTH SUDAN
ETHIOPIA
UGANDA
KENYA
SOMALIA
TANZANIA
N
Legend

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

Joint Development Zone

ERHC has interests in six of the nine Blocks in the Joint Development Zone (JDZ), a 34,548 sq. km area approximately 200 km off the coast of Nigeria and Sao Tome and Principe that is adjacent to several large petroleum discovery areas. ERHC’s rights in the JDZ include:

Block No.	Area
Block 2	682
Block 3	666
Block 4	857
Block 5	1091
Block 6	558

JOINT DEVELOPMENT
ZONE
São Tomé and
Príncipe
2°N

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

Stock Price Highs & Lows

	High	Low
	(Price per share)
Fiscal Year 2014
First Quarter	$0.062	$0.038
Second Quarter	0.085	0.048
Third Quarter	0.074	0.047
Fourth Quarter	0.105	0.050

Fiscal Year 2015
First Quarter	$0.053	$0.070
Second Quarter	0.023	0.001
Third Quarter	0.003	0.001
Fourth Quarter	0.004	0.001

As of November 30, 2015, there were approximately 2,200 stockholders of record.  The closing price of the common stock as reported on the OTC Bulletin Board on November 30, 2015 was $0.0011. The Company has not paid any dividends during the last three fiscal years and does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

In November 2004, the Board of Directors adopted a 2004 Compensatory Stock Option Plan pursuant to which it reserved 20,000,000 shares for issuance.  This plan was approved at a special meeting of the stockholders of the Company in February 2005.  Under this plan, 14,681,756 shares have been authorized.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	4,150,000	0.20	5,318,244

Equity compensation plans not approved by security holders	-	-	-

Recent Sales of Securities Exempt from Registration

The Company has issued the following securities which were exempt from registration:

•	During the second quarter of 2012, Board of Directors granted 4,750,000 stock options to officers and board of directors members of the Company. The options vest over two years, are exercisable for a period of 2 years and have a $0.20 strike price. The options are only exercisable if the Company’s share price reaches $0.75 per share and remains consistently at or above that level for a period of one month.

•	During the fourth quarter of 2013, the Company awarded 420,000 shares for 2013 to directors, for services rendered in 2013. These shares were unissued at September 30, 2015.

All the transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.  No sales commissions were paid in connection with these transactions.

Issuer Purchases of Equity Securities

The Company has not repurchased any of its Common Stock.

Item 6.	Selected Financial Data

Not applicable.

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

In recent years ERHC has been focused on identifying opportunities in Africa that works to its strengths and leverage the experience gained through the Company's long term involvement in the JDZ and EEZ.

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

Results of Operations

Year Ended September 30, 2015 Compared with Year Ended September 30, 2014

General and administrative expenses decreased from $3,290,150 in the year ended September 30, 2014 to $2,831,258 in the year ended September 30, 2015.  The decrease was primarily due to decrease in general and administrative expenses as part of our cost savings plan.

During the year ended September 30, 2015, we had a net loss of $8,649,936 compared with a net loss of $1,980,593 for the year ended September 30, 2014.  The increase in net loss was primarily due to interest expenses of $2,455,711 and loss on mark to market derivative liabilities of $105,951 related to our convertible debts during the year ended September 30, 2015 compared with interest expense of $131,979 and gain on mark to market derivative liabilities of $136,811 during the same period in 2014.

During the year ended September 30, 2015, our management re-assessed the income tax receivable and determined that it is more likely the tax assets will not be collected; as such, $2,018,533 is recorded in our consolidated statements of operations as a provision for income tax.

Liquidity

Year Ended September 30, 2015 Compared with Year Ended September 30, 2014

Net cash used by operating activities during the year ended September 30, 2015 was $2,393,315, a decrease of $4,239,506 from cash used by operating activities of $6,632,821 in the year ended September 30, 2014.  This decrease was primarily due to decrease in general and administrative expense of $458,892 and decreased in Kenya operations expenses after farm-out agreement reached in 2014.

Net cash used in investing activities during the year ended September 30, 2015 was $225,622, a change of $6,325,469 from cash provided by investing activities of $6,551,091 for the year ended September 30, 2014.  The change in cash used in investing activities was primarily due to proceeds from sales of participation interest related to Kenya farm-out agreement decreased by $4,492,093 from $4,731,608 for the year ended September 30, 2014 to $239,515 during the year ended September 30, 2015 and decrease in proceeds from the certificate of deposit of $2,186,182 for the years ended September 30, 2014 to $0 for the same period in 2015.

Net cash provided by financing activities during the year ended September 30, 2015 was $742,600, a decrease of $337,332 from cash provided by financing activities of $1,079,932 in the year ended September 30, 2014.  This decrease was primarily due to less proceeds from convertible debts were issued during the year ended September 30, 2015 compared to the same period in 2014.

Capital Resources

Our working capital (defined as current assets minus current liabilities) has historically been generated primarily from the following sources: investing cash flow (proceeds from sale of partial interest in DRSTP and Kenya concessions) and financing cash flows (proceeds from sale of common stock under various arrangements).

As of September 30, 2015, the Company had $757,313 in cash and cash equivalents and working deficit of $744,206.  We are implementing a series of steps to fund the geophysical work and seismic surveys, prior to securing potential farm-out on Chad acreage. The fund raising might include:

•	Farm-outs of part of the Company's assets in Kenya, Chad and the Săo Tomé and Príncipe Exclusive Economic Zone
•	Issue shares of common stock through a registered direct offering
•	Convertible loans and other debt instruments
•	Other available financing options

Future Capital Requirements

In August 2015, the Company reached an agreement with Kosmos Energy (NYSE:KOS), an independent oil and gas exploration company to transfer all ERHC’s rights to Block 11 of the Sao Tome & Principe Exclusive Economic Zone (EEZ) to Kosmos Energy. Proceeds from the transfer will enable ERHC to meet its Capital requirements for 2016 while also providing the opportunity for future financial benefit if exploration progresses through to production. In October 2013, the Company reached a farm-out agreement with CEPSA.   In consideration, CEPSA will carry ERHC’s proportionate obligations on the Kenya Block 11A PSC as and to the extent specified in the farm-out agreement. In addition, the Company has retained the services of Deloitte Corporate Finance LLC (DCF) to advise on the Company's oil assets in the Republics of Chad and Kenya. DCF will advise the Company on matters related to possible joint ventures, alliances sales and/or divestitures on the Chad and Kenya licenses

Apart from farm-outs, Management currently considers equity finance to be one of the most viable options for raising additional capital.  The Company plans to proceed to raise equity finance by registered direct offerings to strategic investor(s) and is presently working with an investment banker and other financial intermediaries.  The Company is currently raising funds through convertible loans and other debt instruments.

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

Off-Balance Sheet Arrangements

At September 30, 2015, the Company had no off-balance sheet arrangements.

Short –Term Obligations

As of September 30, 2015, the Company had a total of $1,968,231 in short-term obligations. These short-term obligations include $253,250 in convertible short term note payable and $725,898 of short term derivative liability.

Contractual Obligations and Commercial Commitments

The following table provides information at September 30, 2015, about the Company’s contractual obligations and commercial commitments.  The table presents contractual obligation by due dates and related contractual commitments by expiration dates.

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Kenya license interest (1)	$1,325,000	$1,325,000	$-	$-	$-
Chad license interest (2)	14,331,800	250,000	4,500,000	9,581,800	-
Operating lease (3)	371,632	129,027	242,605	-	-

Total	$16,028,432	$1,704,027	$4,742,605	$9,581,800	$-

(1)	ERHC’s obligations under this PSC are been carried by CEPSA as part of consideration for it’s 55% working interest in the Block. This obligation is the ERHC’s portion of 25% of 35% cost of drilling an exploration well in 2016 in accordance to the its farm-out agreement

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

At September 30, 2015, all the Company’s oil and gas exploration acreages were located outside the United States.  The Company’s primary assets are agreements with Government of the Republic of Kenya, the Republic of Chad, the DRSTP and the JDA, which provide ERHC with rights to participate in exploration and production activities in the Republic of Kenya, the Republic of Chad, and in Gulf of Guinea off the coast of West Africa.  This geographic area of interest is controlled by foreign governments that have historically experienced volatility, which is out of management’s control. The Company’s ability to exploit its interests in the agreements in this area may be impacted by this circumstance.

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
Houston, Texas

We have audited the accompanying consolidated balance sheets of ERHC Energy Inc. and its subsidiaries (collectively the “Company’) as of September 30, 2015 and 2014 and the related consolidated statements of operations, other comprehensive loss, changes in shareholders’ equity and cash flows for each of the two years then ended.  These financial statements are the responsibility of ERHC’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ERHC Energy Inc. and its subsidiaries as of September 30, 2015 and 2014, and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP
www.malone-bailey.com
Houston, Texas

December 22, 2015

ERHC ENERGY INC.
CONSOLIDATED BALANCE SHEETS
As of September 30, 2015 and 2014

	2015	2014

ASSETS

Current assets:
Cash and cash equivalents	$757,313	$2,182,406
Investment in Oando Energy Resources	211,699	671,402
Deferred debt origination cost – short term	47,377	147,079
Prepaid expenses and other	207,636	246,922

Total current assets	1,224,025	3,247,809

Oil and gas concession fees	6,016,014	6,006,235
Furniture and equipment, net of accumulated depreciation of $445,626 and $368,587 at September 30, 2015 and 2014, respectively	133,349	206,273
Deferred debt origination cost – long term	14,333	43,755
Income tax receivable	-	2,018,533
Prepaid expenses – long term	-	172,433

Total assets	$7,387,721	$11,695,038

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$989,083	$379,639
Convertible note payable, net of discount – short term	253,250	625,533
Derivative liability – short term	725,898	751,404

Total current liabilities	1,968,231	1,756,576

Convertible note payable, net of discount – long term	2,874	38,076
Derivative liability – long term	-	270,538

Total liabilities	1,971,105	2,065,190
Commitments and contingencies:

Shareholders’ equity:
Preferred stock, par value $0.0001; authorized 10,000,000 shares; none issued and outstanding		-
Common stock, par value $0.0001; authorized 3,000,000,000 shares; issued and outstanding 2,921,603,827 and 765,194,088 shares at September 30, 2015 and 2014, respectively	292,159	76,520
Additional paid-in capital	105,758,501	101,080,306
Accumulated other comprehensive loss	(1,135,728)	(678,598)
Accumulated deficits	(99,498,316)	(90,848,380)

Total shareholders’ equity	5,416,616	9,629,848

Total liabilities and shareholders’ equity	$7,387,721	$11,695,038

The accompanying notes are an integral part of these consolidated financial statements.

ERHC ENERGY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended September 30, 2015 and 2014

	Year Ended September 30,
	2015	2014

Costs and expenses:
General and administrative	$2,831,258	$3,290,150
Exploration expenses	1,425,592	964,393
Depreciation	77,038	68,284
Gain on sale of partial interest on sale of concession	(239,515)	(2,724,793)

Total costs and expenses	4,094,373	1,598,034

Other income and (expenses):
Interest income	2,062	4,829
Gain (loss) on change in fair value of derivatives	(105,951)	136,811
Day 1 loss on embedded derivative	(1,024,292)	(392,220)
Gain on insurance recovery for loss on deposit	1,046,862	-
Interest expense	(2,455,711)	(131,979)

Total other income and (expense)	(2,537,030)	(382,559)

Loss before benefit (provision) for income taxes	(6,631,403)	(1,980,593)

Benefit (provision) for income taxes:
Current	(2,018,533)	-
Deferred	-	-

Total benefit (provision)for income taxes	(2,018,533)	-

Net loss	$(8,649,936)	$(1,980,593)

Net loss per common share –basic and diluted	$(0.01)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	1,727,698,597	764,953,181

The accompanying notes are an integral part of these consolidated financial statements.

ERHC ENERGY INC.
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS
For the Years Ended September 30, 2015 and 2014

	Year Ended September 30,
	2015	2014

Net loss	$(8,649,936)	$(1,980,593)

Other comprehensive income – unrealized (loss) gain on available for sale securities	(457,130)	107,877

Total other comprehensive loss	$(9,107,066)	$(1,872,716)

The accompanying notes are an integral part of these consolidated financial statements.

ERHC ENERGY INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the Years Ended September 30, 2015 and 2014

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

Balance at September 30, 2013	764,849,260	$76,485	$101,067,084	$(88,867,787)	$(786,475)	$11,489,307
Common stock issued for services	344,828	35	19,966	-	-	20,001
Stock option expense	-	-	6,957	-	-	6,957
Accounting for tainted warrants	-	-	(13,701)	-	-	(13,701)
Unrealized gain on available for sale equity securities	-	-	-	-	107,877	107,877
Net loss	-	-	-	(1,980,593)	-	(1,980,593)

Balance at September 30, 2014	765,194,088	76,520	101,080,306	(90,848,380)	(678,598)	9,629,848
Common stock issued for services	210,000	21	8,379	-	-	8,400
Common stock issued for convertible debts-related party	92,825,369	9,281	240,719	-	-	250,000
Derivative liabilities extinguished on conversion – related party	-	-	432,646	-	-	432,646
Common stock issued for convertible debts	2,063,374,370	206,337	1,522,033	-	-	1,728,370
Derivative liabilities extinguished on conversion	-	-	2,474,418	-	-	2,474,418
Unrealized loss on available for sale equity securities	-	-	-	-	(457,130)	(457,130)
Net loss	-	-	-	(8,649,936)	-	(8,649,936)

Balance at September 30, 2015	2,921,603,827	$292,159	$105,758,501	$(99,498,316)	$(1,135,728)	$5,416,616

The accompanying notes are an integral part of these consolidated financial statements

ERHC ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2015 and 2014

	Year Ended September 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(8,649,936)	$(1,980,593)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and depletion expense	77,038	68,284
Day 1 loss on embedded derivative	1,024,292	392,220
Loss/(Gain) on change in fair value of derivatives	105,951	(136,811)
Loss on debt penalties	34,467	-
Loss on write-off of tax receivable	2,018,533	-
Compensatory stock options	-	6,957
Gain on sale of partial interest in Kenya concession	(239,515)	(2,724,793)
Amortization of convertible debt discount	2,023,979	49,373
Amortization of debt issuance cost	247,669	41,216
Stock issued for services	8,400	20,001
Realized loss on investment in common stock	2,573	-
Changes in operating assets and liabilities:
Prepaid expenses and other	211,719	(139,366)
Accounts payable and other accrued liabilities	741,515	(2,229,309)

Net cash used by operating activities	(2,393,315)	(6,632,821)

Cash Flows From Investing Activities
Purchase of oil and gas concessions	(9,779)	(294,506)
Proceeds from sale of partial interest in Kenya concession	239,515	4,731,608
Proceeds from sale of certificates of deposit	-	2,186,182
Purchase of furniture and equipment	(4,114)	(72,193)

Net cash provided by investing activities	225,622	6,551,091

Cash flows from financing activities:
Debt origination fees	(69,200)	(232,050)
Payment on convertible debt principle	(46,200)	-
Proceeds from convertible debt, related party	250,000	-
Proceeds from convertible debt, net of expense	608,000	1,311,982

Net cash provided by financing activities	742,600	1,079,932

Net (decrease) increase in cash and cash equivalents	(1,425,093)	998,202

Cash and cash equivalents at beginning of period	2,182,406	1,184,204

Cash and cash equivalents at end of period	$757,313	$2,182,406

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Unrealized (loss) gain in Investment Oando Energy Resources	$(457,130)	$107,877
Accounting for tainted warrants	$-	$13,701
Non-cash debt origination costs	$-	$668,946
Discount from derivative	$1,480,777	$-
Conversion of note payable to common stock – related party	$250,000	$-
Conversion of note payable to common stock	$1,728,370	$-
Derivative liabilities extinguished on conversion – related party	$432,646	$-
Derivative liabilities extinguished on conversion	$2,474,418	$-

 The accompanying notes are an integral part of these consolidated financial statements

ERHC ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended September 30, 2015 and 2014

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

ERHC’s focus is to exploit its assets which are agreements with the Government of Kenya concerning oil and gas exploration in Kenya, with the Government of Chad concerning oil and gas exploration in Chad, with the DRSTP concerning oil and gas exploration in EEZ and with the JDA concerning oil and gas exploration in the JDZ.  In the past, ERHC has formed relationships with Sinopec International Petroleum Exploration and Production Corporation Nigeria (“Sinopec”), and Addax Energy Nigeria Limited (“Addax Ltd.”) to assist ERHC in leveraging its interests in the JDZ. ERHC currently has no other operations.

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

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period.  Diluted loss per share is computed by dividing net loss by the weighted average number of shares outstanding, after giving effect to potentially dilutive common share equivalents outstanding during the period.  Potentially dilutive common share equivalents are not included in the computation of diluted loss per share if they are anti-dilutive.  Diluted loss per common share is the same as basic for all periods presented because the effect of potentially dilutive common shares arising from outstanding stock warrants and options was anti-dilutive. For the years ended September 30, 2015 and 2014, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

During the year ended September 30, 2015, the Company’s investment in the common stock and warrants of OER, a Canadian oil and gas company that trades on the Toronto Stock Exchange (TSX) decreased in value by $457,130 to $211,699. This decrease in value is included as a decrease in stockholders' equity in accumulated other comprehensive income (loss). During the year ended September 30, 2014, the Company’s investment in common stock and warrants of OER increased in value by $107,877 to $$671,402.  This increase in value is included as an increase in stockholders’ equity in accumulated other comprehensive income (loss). During the years ended the September 30, 2015 and 2014; the Company sold 800 and 0 share and recognized a loss of $2,573 and $0, respectively.

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.  Furthermore, while ERHC believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.  In determining fair value, the ERHC generally applies the market approach, which uses prices and other relevant data based on market transactions involving identical or comparable assets and liabilities.  There have been no changes in the methodologies used at September 30, 2015 and 2014.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2015 and 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

September 30, 2015

	Quoted Prices In an Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Marketable equity securities - Oando Energy Resources:	$211,699	$-	$-	$211,699
Derivative liability	$-	$-	$(725,898)	$(725,898)

September 30, 2014

	Quoted Prices In an Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Marketable equity securities - Oando Energy Resources:	$669,476	$-	$-	$669,476
Derivative liability	$-	$-	$(1,021,942)	$(1,021,942)
2-Year Warrants	$1,926	$-	$-	$1,926

During the years ended September 30, 2015 and 2014, the Company issued a number of convertible notes payable, and identified derivatives related to these notes. ERHC classifies its derivative liabilities as Level 3 and values them using the methods discussed in Note 4. While the Company believes that its valuation methods are appropriate and consistent with other market participants, it recognizes that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. The primary assumptions that would significantly affect the fair values using the methods discussed in Note 4 are that of volatility and market price of the underlying common stock of the Company.

As of September 30, 2015, the Company did not have any derivative instruments that were designated as hedges.

The derivative liability for the years ended September 30, 2015 and 2014 of $725,898 and 1,021,942, respectively, classified as level 3.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of September 30, 2015:

Derivative Liability

Balance at September 30, 2014	$1,021,942
Increase in derivative value due to issuances of convertible promissory notes	1,480,777
Decrease in derivative value due to convertible promissory notes converted to common stocks	(2,907,064)
Day 1 loss on derivative liabilities	1,024,292
Change in fair market value of derivative liabilities on convertible notes due to the mark to market adjustment	111,849
Change in fair market value of derivative liabilities on tainted warrants due to the mark to market adjustment	(5,898)

Balance at September 30, 2015	$725,898

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of September 30, 2014:

Derivative Liability

Balance at September 30, 2013	$-
Increase in derivative value due to issuances of convertible promissory notes	752,832
Day 1 loss on derivative liabilities	392,220
Increase in derivative value attributable to tainted warrants	13,701
Change in fair market value of derivative liabilities on convertible notes due to the mark to market adjustment	(129,008)
Change in fair market value of derivative liabilities on tainted warrants due to the mark to market adjustment	(7,803)

Balance at September 30, 2014	$1,021,942

Note 3 – Convertible Debt

The Company had the following convertible debt outstanding at September 30, 2015:

Lender	Date of Agreement	Term (Months)	Annual Interest Rate		Face Value	Accrued Interest	Discount	Net Convertible Note Payable	Note Derivative Liability
Redwood Fund III	5/15/2014	6	12.00%		$40,000	$5,918	$15,867	$30,051	$114,005
Tonaquint, Inc	10/7/2014	12	22.00%	(a)	98,177	46,416	16,700	127,893	128,566
JMJ Financial #3	10/22/2014	24	5.83%		8,900	5,556	11,582	2,874	27,375
LG Capital #2	10/23/2014	12	8.00%		23,533	2,500	9,398	16,635	52,628
Cardinal Capital Group	11/6/2014	24	22.00%	(a)	43,998	30,133	41,984	32,147	94,158
Rock Capital	2/6/2015	12	10.00%		23,005	-	20,351	2,654	67,377
Union Capital #3	2/17/2015	12	8.00%		34,500	-	-	34,500	93,039
Adar Bay #2	2/19/2015	12	8.00%		12,000	-	11,742	258	39,280
LG Capital #3	3/10/2015	12	8.00%		52,500	-	43,388	9,112	109,470
					$336,613	$90,523	$171,012	$256,124	$725,898

During the years ended September 30, 2015 and 2014, the Company issued an aggregate of 2,063,374,370 and 0 shares of common stock for conversion of convertible debts of $1,728,370 and $0 and decrease in derivative value due to conversion of $2,474,418 and $0, respectively.

(a)
During the year ended September 30, 2015, the note was defaulted due to insufficient authorized common share to fulfill conversion request, additional interest accrual recorded due to interest rate increased to 22% from 12% related to the default.

The Company issued convertible notes payable that provide for the issuance of convertible notes with variable conversion provisions. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion option and warrants and shares to be issued were recorded as derivative liabilities once the note becomes convertible on the 180 days after the effective date.

The Company had the following convertible debt outstanding at September 30, 2014:

Lender	Date of Agreement	Term (Months)	Annual Interest Rate		Face Value	Accrued Interest	Discount	Deferred Debt Origination Costs Due at Maturity(c)	Net Convertible Note Payable	Note Derivative Liability
JMJ Financial	4/15/2014	24	5.83%	(a)	$100,000	$1,342	$95,379	$11,111	$17,074	$117,809
KBM Worldwide	4/24/2014	9	8.00%		103,500	4,809	-	-	108,309	-
KBM Worldwide	6/26/2014	9	8.00%		53,000	1,487	-	-	54,487	-
JSJ Investments	4/29/2014	6	12.00%		100,000	10,126	-	-	109,792	-
Adar Bays	5/20/2014	12	8.00%		52,500	1,530	48,234	-	5,796	81,401
LG Capital	5/20/2014	12	8.00%		52,500	1,530	48,234	-	5,796	68,626
Redwood Fund III	5/15/2014	6	7.85%	(b)	100,000	5,934	-	-	105,934	-
Vista Capital Investments	6/16/2014	24	5.83%	(b)	50,000	423	43,441	5,556	12,538	60,785
Tonaquint, Inc	7/10/2014	12	12.00%		115,000	3,100	104,979	-	13,121	152,002
Union Capital	7/16/2014	12	8.00%		30,000	533	-	-	30,533	-
Iconic Holding, LLC	7/16/2014	12	10.00%		75,000	1,562	69,626	-	6,936	67,480
Auctus Private	7/29/2014	9	8.00%		58,750	1,082	-	-	59,832	-
KBM Worldwide	8/11/2014	9	8.00%		53,000	712	-	-	53,712	-
Vista Capital Investments	8/26/2014	24	5.83%	(b)	25,000	70	24,766	2,777	3,081	28,000
KBM Worldwide	9/2/2014	9	8.00%		47,500	389	-	-	47,889	-
JMJ Financial	9/3/20114	24	5.83%	(a)	50,000	108	47,948	5,556	7,716	58,046
JSJ Investments	9/8/2014	6	12.00%		100,000	1,447	87,602	-	13,845	217,078
Macallan Partners, LLC	9/9/2014	12	10.00%		120,000	690	113,806	-	7,218	164,817
					$1,285,750	$36,874	$684,015	$25,000	$663,609	$1,016,044

(a)	Implied interest rate. The note is subject to a one time 12% interest charge unless repaid within 90 days
(b)	Implied interest rate. The note is subject to a one time 12% interest charge regardless of how long it has been outstanding
(c)	Original Issue Discount due at maturity of the note

The following table summarizes conversion terms of the notes outstanding at September 30, 2015:

Lender	Date of Agreement	Term Of Conversion	Eligible for Conversion

Redwood Fund III	May 15, 2014	Conversion Price shall be 55% of the lowest traded price, determined on the then current trading market for the Company’s common stock, for 20 trading days prior to conversion.	180 after the effective dates
JMJ Financial	October 22, 2014	Conversion Price shall be lesser of $0.06 or 60% of lowest trade price in the 25 trading days previous to conversion.	180 after the effective dates
Tonaquint, Inc	October 7, 2014
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
180 after the effective date

As of September 30, 2015, Company recorded the following deferred origination costs related to the convertible notes:

Lender	Date of Agreement	Finder's Fees	Deferred Debt Origination Costs Due at Maturity	Legal and Other Debt Origination Costs	Deferred Debt Origination Costs at September 30, 2014	Additions	Amortization	Deferred Debt Origination Costs at September 30, 2015

JMJ Financial #1	04/15/14	$10,000	$11,111	$-	$18,896	$-	$18,896	$-
KBM Worldwide #1	04/24/14	10,000	-	3,500	7,692	-	7,692	-
KBM Worldwide #2	06/26/14	5,000	-	3,000	6,247	-	6,247	-
JSJ Investments #1	04/29/14	10,000	-	-	1,562	-	1,562	-
Adar Bay	05/20/14	5,000	-	2,500	4,900	-	4,900	-
LG Capital	05/20/14	5,000	-	2,500	4,900	-	4,900	-
Redwood Fund III	05/15/14	10,000	-	-	2,438	-	2,438	-
Vista Capital Investments #1	06/16/14	5,000	5,556	-	9,860	-	9,860	-
Various	Various	-	-	52,500	25,596	18,700	29,956	14,340
Tonaquint, Inc #1	07/10/14	10,000	10,000	5,000	23,898	-	23,898	-
Union Capital	07/16/14	-	-	4,500	4,500	-	4,500	-
Iconic Holding, LLC	07/16/14	6,750	7,500	-	14,250	-	14,250	-
Acutus Private	07/29/14	5,250	-	6,250	10,292	-	10,292	-
KBM Worldwide #3	08/11/14	5,000	-	3,000	7,160	-	7,160	-
Vista Capital Investments #2	08/26/14	2,500	2,777	-	5,277	-	5,277	-
KBM Worldwide #4	09/02/14	4,500	-	2,500	6,540	-	6,540	-
JMJ Financial #2	09/03/14	5,000	5,556	-	10,556	-	10,556	-
JSJ Investments #2	09/08/14	10,000	-	2,000	11,759	-	11,759	-
Macallan Partners, LLC	09/09/14	-	12,000	-	12,000	-	12,000	-
Tonaquint, Inc #2	10/07/14	10,000	5,000	15,000	-	30,000	14,902	15,098
JMJ Financial # 3	10/22/14	5,000	-	5,556	-	10,556	5,556	5,000
LG Capital #2	10/23/14	5,000	2,500	2,500	-	10,000	9,494	506
Cardinal Group	11/06/14	-	8,500	6,500	-	15,000	5,667	9,333
KBM Worldwide #7	01/12/15	-	4,500	-	-	4,500	-	4,500
Rock Capital	02/06/15	-	1,000	4,500	-	5,500	189	5,311
Union Capital #3	02/17/15	-	1,500	4,500	-	6,000	4,500	1,500
Adar Bay #2	02/19/15	-	3,500	-	-	3,500	-	3,500
LG Capital #3	03/10/15	-	4,000	7,500	-	11,500	8,878	2,622
Vista #3	03/02/15	-	-	5,800	-	5,800	5,800	-
								-
		$129,000	$85,000	$139,106	$188,323	$121,056	$247,669	$61,710

As of September 30, 2014, Company recorded the following deferred origination costs related to the convertible notes:

Lender	Date of Agreement	Transaction Costs	Deferred Debt Origination Costs Due at Maturity	Legal and Other Debt Origination Costs	Initial Deferred Origination Costs	Amortization	Net Deferred Debt Origination Costs
JMJ Financial	4/15/2014	$10,000	$11,111	$-	$21,111	$2,215	$18,896
KBM Worldwide	4/24/2014	10,000	-	3,500	13,500	5,808	7,692
KBM Worldwide	6/26/2014	5,000	-	3,000	8,000	1,753	6,247
JSJ Investments	4/29/2014	10,000	-	-	10,000	8,438	1,562
Adar Bays	5/20/2014	5,000	-	2,500	7,500	2,600	4,900
LG Capital	5/20/2014	5,000	-	2,500	7,500	2,600	4,900
Redwood Fund III	5/15/2014	10,000	-	-	10,000	7,562	2,438
Vista Capital Investments	6/16/2014	5,000	5,556	-	10,556	696	9,860
Various	Various	-	-	33,800	33,800	5,693	28,107
Tonaquint, Inc	7/10/2014	10,000	-	15,000	25,000	1,102	23,898
Union Capital	7/16/2014	-	-	4,500	4,500	-	4,500
Iconic Holding, LLC	7/16/2014	6,750	-	7,500	14,250	-	14,250
Auctus Private	7/29/2014	5,250	-	6,250	11,500	1,208	10,292
KBM Worldwide	8/11/2014	5,000	-	3,000	8,000	840	7,160
Vista Capital Investments	8/26/2014	2,500	2,777	-	5,277	-	5,277
KBM Worldwide	9/2/2014	4,500	-	2,500	7,000	460	6,540
JMJ Financial	9/3/2014	5,000	5,556	-	10,556	-	10,556
JSJ Investments	9/8/2014	10,000	-	2,000	12,000	241	11,759
Macallan Partners, LLC	9/9/2014	-	-	12,000	12,000	-	12,000

		$109,000	$25,000	$98,050	$232,050	$41,216	$190.834

Note 4 – Derivative Liabilities

As described in Notes 2 and 7, the Company has identified embedded derivatives in notes payables and outstanding warrants.

The fair value of the embedded derivatives related to the convertible notes payable, comprising conversion feature with the reset provisions and the default provisions, at issuance and September 30, 2015 and 2014 was determined using the multinomial lattice models that value the derivative liability based on a probability weighted discounted cash flow model.  These models are based on future projections of the various potential outcomes and utilize the following assumptions:

•	The stock price would fluctuate with the Company projected volatility;

•	The Derivative Convertible Notes convert at 40% to 60% of the market prices;

•	An event of default would occur initially 0% of the time, increasing 1.00% per month until it reaches 10%;

•	The projected volatility curve for each valuation period was based on the historical volatility of the Company, ranging between 200% and 260%;

•	The Company would redeem the notes initially 0% of the time, and increase monthly by 1.00% to a maximum of 5.00%;

•	The holders of the notes would automatically convert the notes at the maximum of two times the conversion price if the Company is not in default, with the target conversion price dropping as maturity approaches; and

•	The Holder would convert the note early after 0-90-180 days and at maturity if the registration was effective and the Company was not in default.

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

The fair value of the embedded derivatives related to the tainted outstanding warrants, comprising exercise feature with the full ratchet reset, at September 30, 2015 and 2014 was determined using the lattice models that value the derivative liability based on a probability weighted discounted cash flow model.  These models are based on future projections of the various potential outcomes and utilize the following assumptions:

•	The stock price would fluctuate with the Company projected volatility;

•	The stock price would fluctuate with an annual volatility. The projected volatility curve for each valuation period was based on the historical volatility of the Company, ranging between 101% and 103%;

•	The Holder would exercise the warrant as they become exercisable at target prices of two times the higher of the projected reset price or stock price;

•	The Warrants with the $0.355; $0.28; and $0.275 exercise prices are fixed and not projected to adjust; and

•	The Feltang Warrants expired in the period ending September 30, 2014 without being exercised.

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date and to fair value as of each subsequent reporting date which at September 30, 2015 and 2014 was an aggregate of $725,898 and 1,021,942.

During the years ended September 30, 2015 and 2014, the Company recorded an aggregate loss of $105,951 and gain of $136,811 on change in fair value of derivative liabilities and $1,024,292 and $392,220 day 1 loss on embedded derivative upon recognition of these derivatives, respectively. See Note 3 for more information.

Note 5 – Oil and Gas Concessions

Following is an analysis of the cost of oil and gas concessions at September 30, 2015 and 2014:

	2015	2014

DRSTP concession	$3,113,795	$3,113,795
Chad concession	2,800,600	2,800,600
Pending concessions in other African countries	101,619	91,840

	$6,016,014	$6,006,235

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

b.	spend at least $10,250,000 over the first two years on a minimum work program, and an additional $30,000,000 in each of the following two periods of two years each.

In October, 2013, the Company entered into a farm-out agreement with CEPSA Kenya Limited, an affiliate of Compañía Española de Petróleos, S.A.U., an international oil and gas company ("CEPSA"). Under the terms of this agreement, the Company assigned and transferred 55% of its participating interest in Kenya Block 11A to CEPSA. Pursuant to the agreement, the Company received farm-in fee of $2,000,000, reimbursement of $2,175,966 of exploration costs incurred, and recovery of capitalized concession costs of $555,642 for the year ended September 30, 2014. In connection with this farm-out, the Company recognized a gain of $239,515 and $2,724,793, during the years ended September 30, 2015 and 2014, respectively.

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

The following is an analysis of the costs paid or incurred at September 30, 2015 and 2014:

	2015	2014

Signature bonus	$2,000,000	$2,000,000
Advisers’ and ancillary costs related to the PSC	320,600	320,600
Legal fees and costs for the drafting and negotiation of the PSC, as provided in PSC	480,000	480,000

	$2,800,600	$2,800,600

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

The remaining $3,113,795 of cost related to the DRSTP concession, as shown on the Company's balance sheet at September 30, 2015 and 2014, relate to blocks 5, 6 and 9 of the JDZ, and the Company's EEZ blocks. Production Sharing Contracts are yet to be signed on block 4. As of September 30, 2015, blocks 5 and 6 are in arbitration (see Note 9).

Note 6 – Income Taxes

The composition of deferred tax assets and the related tax effects at September 30, 2015 and 2014 are as follows:

	2015	2014
Net operating losses	$11,619,113	$8,753,206
Income tax receivable	-	2,018,398
Allowance for loss on deposits	1,443,651	1,799,584
Other	1,702,196	827,145
Total deferred tax assets	14,764,960	13,398,333
Valuation allowance	(14,764,960)	(11,379,800)

Net deferred tax asset	$-	$2,018,533

The deferred tax asset at September 30, 2014 represents a pending tax refund due of overpayment made in the 2006 tax return and carryback claims.  The refund has not been processed pending resolution of the IRS’ examination of the Company’s 2006 tax return. The U.S. Tax Court entered a decision on February 5, 2015, finding a deficiency in income tax in the amount of $1,455,252.

The Company re-assessed the income tax receivable and determined that the tax refund is more likely will not be collected; as such, the Company wrote off its income tax receivable $2,018,533 recorded in the consolidated statements of operations as a provision for income tax.

The difference between the income tax benefit (provision) in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax income (loss) for years ended September 30, 2015 and 2014, is as follows:

	2015	2014

Income tax benefit at federal statutory rate	$2,940,978	$673,402
Change in valuation allowance	(6,113,573)	(637,154)
Expiration and adjustment of NOLs	1,019,766	(94,021)
Stock compensation	(2,856)	(9,166)
Other	137,152	66,939
	$(2,018,533)	$-

In preparing the Company’s consolidated financial statements, the Company assesses the likelihood that its deferred tax assets will be realized from future taxable income.  The Company establishes a valuation allowance if it determines that it is more likely than not that some portion of the deferred tax assets will not be realized. Changes in the valuation allowance, when recorded, would be included in its consolidated statements of operations as a provision for (benefit from) income taxes.  The Company exercise significant judgment in determining its provisions for income taxes, its deferred tax assets and liabilities and its future taxable income for purposes of assessing its ability to utilize any future tax benefit from its deferred tax assets. During 2015, the Company assessed the need for a valuation allowance against its deferred tax assets.  The deferred tax asset valuation allowance was $14,764,960 as of September 30, 2015. The valuation allowance relates primarily to the net operating losses and various expense deductions for which a tax benefit is currently unavailable.

At September 30, 2015, the Company has Federal net operating loss carry forward of approximately $34,173,861.  The federal loss carry forward expires on various dates through 2035.

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

The Company is subject to taxation in the United States and various foreign jurisdictions. The Company’s tax years for 2007 through 2014 are subject to examination by the tax authorities. The Company is currently under examination by the Internal Revenue Service for the 2006 tax year. Management has determined that the Company has no uncertain tax positions requiring recognition under ASC 740 as of September 30, 2015 and 2014.

Note 7 – Shareholders’ Equity

Common Stock

During the years ended September 30, 2015 and 2014, the Company issued 210,000 and 344,828 shares common stocks and recognized compensation expense of $8,400 and $20,001, respectively, related to service granted to the Board of Directors.

During the years ended September 30, 2015 and 2014, the Company issued an aggregate of 2,063,374,370 and 0 shares of common stock for conversion of convertible debts of $1,728,370 and $0 and decrease in derivative value due to conversion of $2,474,418 and $0, respectively.

During the years ended September 30, 2015 and 2014, the Company issued of 92,825,369 and 0 shares of common stock to its related party for conversion of convertible debts of $250,000 and $0 and decrease in derivative value due to conversion of $432,646 and $0 respectively.

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

During the years ended September 30, 2015 and 2014, the Company recognized compensation expense of $0 and $6,957, respectively, related to the options grant as described above.  As of September 30, 2015, there are 4,150,000 fully-vested options outstanding; none of which are exercisable.

Stock Warrants

On October 6, 2010, an equivalent of 6,818,183 warrants with a term of 5 years and an exercise price of $0.28 were issued to the investors along with the common shares sold.  ERHC also issued to the placement agent a total of 459,546 warrants which have an exercise price of $0.275 and a term of approximately 5 years.  At September 30, 2015, 6,818,183 warrants remain outstanding with an average exercise price of $0.28 per share and an average remaining life of 0.02 years.  During the years ended September 30, 2015 and 2014, 459,546 and 6,500,000 warrants expired unexercised, respectively.

Stock Warrants Summary

Information regarding warrant, their respective changes and their weighted average exercise prices as of and for the fiscal years ended September 30, 2015 and 2014 are as follows:

Description	Warrants	Weighted Average Exercise Price	Market Price Intrinsic Value

Balance at September 30, 2013	13,777,729	0.32	-
Granted	-
Exercised	-
Expired or cancelled	6,500,000
Balance at September 30, 2014	7,277,729	0.28	-
Granted	-
Exercised	-
Expired or cancelled	459,546	0.28
Balance at September 30, 2015	6,818,183		-

There was no unrecognized compensation cost for the above warrants as of September 30, 2015 and 2014.

Note 8 – Related Party Transactions

On February 17, 2015, the Company entered into a convertible debt agreement with Chrome Oil Services, Limited, majority shareholder, for a principal amount of $250,000 with interest rate at 8% for 12 months. The debt is convertible into securities of the Company at a conversion price calculated as fifty five percent (55%) of the lowest trade price in the twenty (20) trading days previous to the conversion date. On February 19, 2015, the debt was converted into 92,825,369 shares of common stock and the Company recognized resolution of derivative liability of $432,646 in APIC conversion.

Note 9 – Commitments and Contingencies

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

As of September 30, 2015, ERHC has paid or incurred:

a.	$2,000,000 as the entire signature bonus
b.	$320,600 in advisers' and ancillary costs related to the PSC
c.	$480,000 as legal fees and costs for the drafting and negotiation of the PSC, as provided for in the PSC
d.	$190,872 as costs of Environmental Impact Study, as provided for in the PSC
e.	$448,000 on Aeromagnetic data acquisition survey, in fulfilment of work program obligations under the PSC
f.	$378,374 2014/2015 Training and Surface rental Fess, as provided in the PSC

Insurance recovery for loss on Certificates of Deposit

During the years ended September 30, 2010 and 2009, the Company recognized losses on certificates of deposit of $1,058,579 and $4,234,317 to record the certificates at their estimated net realizable basis, based on the fact that certain restrictions were placed on the investment and a receiver was appointed to takeover the institution and the Company had filed an insurance claim for recovery of these losses. During the years ended September 30, 2015 and 2014, the Company recovered $1,046,862 and $0, respectively from its loss on certificate of deposit.

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

Operating Lease

ERHC leases office space at 5444 Westheimer Road, Houston, Texas.  The lease for office space expires July 31, 2017.  The lease calls for monthly base rent payments of $9,825 for approximately 5,200 square feet.  During the years ended September 30, 2015 and 2014, ERHC incurred lease expenses of $117,895 and $117,895, respectively.  The future remaining annual minimum lease payments under this lease are as follows:

Year Ended September 30,	Amount

2016	$131,638
2017	110,968
2018	-

$242,606

The Company also leases various office spaces located outside of the United States with terms ranging from 6 months to 6 years. Total rent expense under these leases for the years ended September 30, 2015 and 2014 amount to $159,177 and $168,427, respectively.

Note 10 – Subsequent Events

On October 8, 2015, Adar Bays LLC, converted its total outstanding principal balance of $12,000 into 25,274,345 shares of the Company’s common stock.

Subsequent to September 30, 2015, Union Capital, LLC converted its total principle balance of $15,000 into 26,182,727 shares of the Company’s common stock.

Subsequent to September 30, 2015, the Company has reached an agreement with Kosmos Energy (NYSE: KOS), a leading independent oil and gas exploration and production company to transfer all ERHC's rights to Block 11 of the São Tomé and Principe Exclusive Economic Zone (EEZ) to Kosmos. The agreement has been approved by the National Petroleum Agency of Sao Tome & Principe ("ANP-STP") as required in the requisite Production Sharing Contract ("PSC") for EEZ Block 11. In consideration for the transfer (Sale & Purchase Agreement), ERHC will be entitled to receive from Kosmos as follow:
•	A limited refund of verifiable past costs of which $1.5 million has been received to date.
•	Cash consideration of $2.5 million.
•	Further value consideration dependent on whether exploration (i) proceeds through seismic to drilling of wells and (ii) results in a commercial discovery and production.

On December 15, 2015, ERHCs' shareholders approved a proposal authorizing ERHCs' Board of Directors to effect a one hundred for-one reverse stock split of ERHC's common stock. The reverse stock split is scheduled to take effect on or around January 5, 2016.

Management has evaluated all subsequent events through December 22, 2015, which is the date the financial statements were available to be issued, and has concluded that there are no more significant events to be reported.

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

Based on their evaluation, ERHC’s principal executive and principal financial officers have concluded that ERHC’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2015 to ensure that the information required to be disclosed by ERHC in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Our officers also concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers to allow timely decisions regarding required disclosure.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of ERHC’s internal control over financial reporting as of September 30, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that, as of September 30, 2015, ERHC’s internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting

There were no changes in ERHCs internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, ERHC’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant and Corporate Governance

The following are the Directors and Principal Executive Officer of the Company as of   November 30, 2015:

Name	Age	Position

Howard Jeter	68	Director
Andrew Uzoigwe	72	Director
Friday Oviawe	53	Director
Peter C. Ntephe	48	Director, President and Chief Executive Officer

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

Andrew Uzoigwe, Ph. D

Dr. Uzoigwe retired from Nigerian National Petroleum Corporation (“NNPC”), in 2002, where he served as the Group Executive Director (Exploration & Production), from 1999 until 2002.  Prior to that position he served as Managing Director of NNPC’s subsidiary companies, Warri Refining and Petrochemicals Company and Eleme Petrochemicals Company Ltd.  During his long tenure at NNPC, Dr. Uzoigwe also held several senior technical and management positions including Chief Engineer and Project Coordinator (Petrochemicals), and Group General Manager (R&D Division), prior to becoming a Managing Director of NNPC’s subsidiary companies.  He started his career with Dow Chemical Company where he held various senior positions in its Walnut Creek Research Center and in its Specialty Chemicals Facility in Pittsburg, California. Dr. Uzoigwe has also served on the Governing Boards of the Raw Material Research and Development Council and the   National Emergency Management Agency. Dr. Uzoigwe is a Registered Professional Mechanical Engineer and a Registered Professional Chemical Engineer in the State of California. He is a fellow of the Nigerian Society of Chemical Engineers and a Fellow of the Polymer Institute of Nigeria. He holds a Bachelor’s of Science in Mechanical Engineering and an MBA from the University of California at Berkeley. He also holds a MS and a Doctorate in Petroleum/Chemical Engineering from Stanford University California.

Friday Oviawe, CPA

Mr. Friday Oviawe is the Managing Partner/CEO of Jackson Friday CPA, LLC (“the Firm”). He has over 25 years of professional audit and accounting experience.  The Firm is involved in providing tax, audit and accounting services to small and medium-sized companies.  Prior to establishing the Firm, Mr. Oviawe worked at BDO, Seidman, LLP as a Senior Audit Manager in General Audit Services.  Before joining BDO Seidman, Friday Oviawe was a Manager in the New York office of McGladrey & Pullen, LLP where he provided audit and business advisory services to middle market companies in both the private and public sectors and not-for-profit organizations including A-133 Audits. Before joining McGladrey & Pullen, Mr. Oviawe spent over six years with Mitchell & Titus, LLP.  At Mitchell & Titus, he provided audit and business advisory services to fortune 500 companies as well as small and medium-sized companies.  Mr. Oviawe is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants (AICPA). Mr. Oviawe is a Chartered Accountant as well as a Chartered Banker.  In addition, he holds Bachelors and Master’s Degrees in Finance from University of Nigeria, Nsukka and University of Lagos, Nigeria, respectively.

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

Cash Compensation - During 2015, the basic annual cash retainer paid to each Director (other than the Board Chairman) was $20,000.   Each Board member is paid a meeting fee of $1,500 per Board meeting attended.

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

The following table sets forth information concerning total director compensation during the 2015 and 2014 fiscal years for each non-employee director as follow:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
2015
Howard Jeter	$38,125	$-	$-	$-	$-	$-	$38,125
Andrew Uzoigwe	38,125	-	-	-	-	-	38,125
Friday Oviawe	40,000	-	-	-	-	-	40,000
Peter Ntephe	26,000	-	-	-	-	-	26,000

2014
Howard Jeter	$42,624	$-	$-	$-	$-	$-	$42,624
Andrew Uzoigwe	42,624	-	-	-	-	-	42,624
Friday Oviawe	44,500	-	-	-	-	-	44,500
Peter Ntephe	26,000	-	-	-	-	-	26,000

GRANTS OF PLAN-BASED AWARDS

No rule 144 awards were made to the Company’s directors in 2015.

It is expected that the directors will receive compensation in fiscal 2015.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table reflects all outstanding equity awards held by the Company’s directors as of September 30, 2015:

Name	Option Awards					Stock Awards

	Number of Securities Underlying Unexercised Options		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (2)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
	Exercisable	Unexercisable (1)

Peter Ntephe	—	525,000	75,000	0.20	1/6/2022	—	—	—	—
Howard Jeter	—	525,000	75,000	0.20	1/6/2022	—	—	—	—
Friday Oviawe	—	525,000	75,000	0.20	1/6/2022	—	—	—	—
Andrew Uzoigwe	—	525,000	75,000	0.20	1/6/2022	—	—	—	—

(1)	The number in this column reflects the rule 144 options awarded in 2012 pursuant to the 2004 Plan that have vested, but are not exercisable due to other factors.

(2)	The number in this column reflects the rule 144 options awarded in 2012 pursuant to the 2004 Plan that have not vested as of September 30, 2015.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s Directors and Executive Officers, and persons who own beneficially more than ten percent (10%) of the common stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission.  Copies of all filed reports are required to be furnished to the Company.  Based solely on the reports received and the representations of the reporting person, the Company believes that these persons have complied with all applicable filing requirements during the fiscal year ended September 30, 2015.

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

Overview

ERHC’s current business activity is to exploit its assets, which are rights to working interests in exploration acreage in the Republic of Kenya, the Republic of Chad, the JDZ between the DRSTP, and Nigeria and in EEZ of Sao Tome and Principe.  The Company current business plan is based on attracting and retaining a limited group of highly qualified professionals. ERHC and its subsidiaries had 9 full-time employees at September 30, 2015.

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

2015 Executive Compensation

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

THE COMPENSATION COMMITTEE

Dr. Andrew Uzoigwe-Chairman
Ambassador Howard Jeter-Member
Mr. Friday Oviawe –Member

SUMMARY COMPENSATION TABLE

The following table sets forth the aggregate compensation awarded to, earned by or paid to the Company’s named executive officers for 2015 and 2014:

		Salary	Bonus	Stock Awards Authorized and Issued	Stock Awards Authorized Unissued	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)	($)

Peter Ntephe (1)
Chief Executive Officer	2015	236,000	—	—	—	—	—	—	—	236,000
	2014	236,000	—	—	—	—	—	—	—	236,000

Sylvan Odobulu (2)
Vice President - Administration & Controller	2015	180,000	—	—	—	—	—	—	—	180,000
	2014	180,000	—	—	—	—	—	—	—	180,000

(1)	Mr. Ntephe is contracted through ERHC’s holding company, ERHC Energy Cayman Limited and is paid a salary of $236,000 per year for his services as CEO. Stock awards and other compensation were awarded for his service as a director from April 2010 when he was elected to the board.

(2)	Mr. Odobulu joined the Company in July 2006 as controller and is the Principal Accounting Officer. He was promoted to Vice President – Administration in January 2012, at which time his salary was increased from $162,000 to $180,000 per year.

GRANTS OF PLAN-BASED AWARDS

No rule 144 awards were made to the Company’s executive officers in 2015.

It is expected that the executive officers will receive compensation in fiscal 2015.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table reflects all outstanding equity awards held by the Company’s named executive officers as of September 30, 2015:

	Option Awards					Stock Awards

Name	Number of Securities Underlying Unexercised Options		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (2)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
	Exercisable	Unexercisable (1)

Peter Ntephe	—	875,000	125,000	0.20	1/6/2022	—	—	—	—
Sylvan Odobulu	—	656,250	93,750	0.20	1/6/2022	—	—	—	—

(1)	The number in this column reflects the rule 144 options awarded in 2012 pursuant to the 2004 Plan that have vested, but are not exercisable due to other factors.

(2)	The number in this column reflects the rule 144 options awarded in 2012 pursuant to the 2004 Plan that have not vested as of September 30, 2015.

OPTION EXERCISES AND STOCK VESTED

During fiscal 2014, no stock options were exercised by the Company’s named executive officers and no restricted stocks vested.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

As of September 30, 2015, Company has entered into two employment or other agreements that include a change of control severance provisions with an executive officer, including the named executive officers. The Company’s employment agreements provide that certain officers are eligible for payments upon any termination without cause prior to expiration of the contract as described below under Employment Contracts.

Employment Contracts

The following is an analysis of the Company’s employment contracts with named executive officers at September 30, 2015:

Employee	Position	Date of Agreement Commencement	Date of Agreement Termination	Term of Agreement	Monthly/Annual Compensation	Estimated Cost if Triggering Event Occurred at September 30, 2015

Peter Ntephe	President and Chief Executive Officer	4/22/2015	4/21/2017	2 years	$19,667 /236,000	$472,000
Sylvan Odobulu	Vice President – Administration and Controller	7/3/2015	7/2/2017	2 years	$15,000 /180,000	$360,000

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

If the employee is terminated without cause for other reasons, he/she is entitled to:

•	Within one month of commencement, 3 months of base salary
•	After 1 month but before 12 months – 12 months of base salary
•	After 12 months – 24 months of base salary

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

The following table sets forth the ownership of the Company’s common stock as of September 30, 2015 by (i) each of the Company’s current Directors, (ii) the Company’s two most highly compensated officers as of the last fiscal year end, or September 30, 2015 (collectively, the “named executive officers”); (iii) each person who, to the Company’s knowledge, beneficially owns more than 5% of outstanding shares of the Company’s common stock; and (iv) all of the Company’s current Directors and named Executive Officers, as a group. As of November 30, 2015 there were 2,987,889,806 shares of common stock issued and outstanding.

To the Company’s knowledge, except as otherwise indicated in the footnotes to this table and subject to applicable community property laws, each shareholder named in the table has sole voting and investment power with respect to the shares set forth opposite such shareholder’s name.

Name and Address	Amount and Nature of Beneficial Ownership (1)			Percent of Class (1)

> 5% Shareholders:
Chrome Oil Services LTD (Sir Emeka Offor)	293,111,096	(2)		9.837%
c/o No 22 Lobito, Wuse II
Abuja, Nigeria

Chrome Energy, LLC (Sir Emeka Offor)	103,305,706	(2)		3.467%
c/o No 22 Lobito Crescent, Wuse II,
Abuja, Nigeria.

Sir Emeka Offor	400,621,802	(2)	(3)	13.445%
228B Muri Okunola ST, PO Box 71898 Victoria Island
Lagos, Nigeria

Directors and Named Executive Officers:
Peter Ntephe, President and Chief Executive Officer (4)	65,083,714			*

Sylvan Odobulu, Controller (4)	80,464,166			*

Howard Jeter, Director (4)	1,088,333			*

Friday Oviawe, Director (4)	546,666			*

Dr. Andrew Uzoigwe, Director (4)	1,113,333			*

All directors and named executive officer as a group (5 persons) (4)	148,296,212			4.977%

*	Less than three percent.

(1)	At September 30, 2015, a total of 2,979,683,870 shares of our Common Stock were issued and outstanding.

(2)	Represents shares indirectly owned by Sir Emeka Offor, as a result of his ownership of, and exercise of voting and investment control over, each of Chrome Oil Services, Ltd. and Chrome Energy, LLC.

(3)	Includes 4,205,000 shares owned directly by Sir Emeka Offor.

(4)	Address c/o ERHC Energy, Inc., Suite 1440, 5444 Westheimer Road, Houston, TX 77056.

Item 13.	Certain Relationships and Related Transactions

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

Transactions in 2015 and 2014

None

Item 14.	Principal Accounting Fees and Services

Aggregate fees for professional services rendered by MaloneBailey, LLP for the fiscal years ended September 30, 2015 and 2014, were as follows:

	2015	2014

Audit fee	$62,000	$62,000
Tax fees	5,750	5,750

	$67,750	$67,750

Audit fees for the fiscal years ended September 30, 2015 and 2014 represent the aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of financial statements included in its quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Tax fees for the fiscal year ended September 30, 2015 and 2014, represents the aggregate fees billed for professional services rendered for tax compliance, tax advice, and tax planning.

All other fees for the fiscal year ended September 30, 2015 and 2014, represents the aggregate fees billed for products and services provided by the Company’s audit professionals other than the services reported in the other categories.  All other fees generally relate to fees assessed for corporate tax restructuring and other general corporate tax related matters.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee on an annual basis reviews audit and non-audit services performed by the independent auditor.  All audit and non-audit services are pre-approved by the Audit Committee, which considers, among other things, the possible effect of the performance of such services on the auditors’ independence.  The Audit Committee has considered the role of MaloneBailey in providing services to us for the fiscal year ended September 30, 2015 and has concluded that such services are compatible with Malone Bailey’s independence as the Company’s auditors.

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

SIGNATURES

In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on December 22, 2015, on its behalf by the undersigned, thereunto duly authorized.

ERHC Energy Inc.
By:	//s//Peter Ntephe
Peter Ntephe
President and Chief Executive Officer
//s//Sylvan Odobulu
Sylvan Odobulu
Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date
//s// Howard Jeter	Director	December 22, 2015
Howard Jeter	Member Audit Committee
//s// Andrew Uzoigwe	Director	December 22, 2015
Andrew Uzoigwe	Member Audit Committee
//s// Friday Oviawe	Director	December 22, 2015
Friday Oviawe	Chairman Audit Committee