Form 10-K/A
period 2015-09-30
ERHC Energy Inc
filed 2015-12-23
CIK 799235

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended September 30, 2015 (the “Original Filing”), originally filed with the Securities and Exchange Commission (the “SEC”) on December 22, 2015 (the “Original Filing Date”), solely to correct the omission of the Extensible Business Reporting Language (XBRL) files to be included in the Original Filing. This Amendment contains only the cover page to this Amendment, this Explanatory Note, Item 15. Exhibits, Exhibit 31.1, Exhibit 31.2, Exhibit 32.1, Exhibit 101.INS, Exhibit 101.SCH, Exhibit 101.CAL, Exhibit 101.DEF, Exhibit 101.LAB and Exhibit 101.PRE. No other changes have been made to the Original Filing and this Amendment does not reflect events that may have occurred subsequent to the Original Filing Date.

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

Exhibit 10.2*	Management and Administrative Services Agreement by and between Chrome Oil Services, Ltd. And the Company. (Incorporated by reference to Form 10-KSB filed September 24, 2001).
Exhibit 10.4*	Letter Agreement, dated November 29, 2004, by and between the Company and Chrome (incorporated herein by reference to Exhibit 10.1 of Form 8-K filed December 29, 2004).
Exhibit 10.5*	Promissory Note, dated December 15, 2004, made by the Company in favor of Chrome (incorporated herein by reference to Exhibit 10.2 of Form 8-K filed December 29, 2004).
Exhibit 10.6*	Promissory Note, dated December 15, 2004, made by the Company in favor of Chrome (incorporated herein by reference to Exhibit 10.3 of Form 8-K filed December 29, 2004).
Exhibit 10.7*	Employment Agreement with Ali Memon.
Exhibit 10.8*	Audit committee charter
Exhibit 10.9*	Employment Agreement with James Ledbetter
Exhibit 10.10*	May 21, 2001 Memorandum of Agreement made b/w DRSTP and ERHC
Exhibit 10.11*	March 15, 2003 Memorandum of Agreement made b/w DRSTP and ERHC
Exhibit 10.12*	April 2, 2003 Option Agreement b/w DRSTP and ERHC
Exhibit 10.13*	Administrative Agreement b/w Nigeria/DRSTP and ERHC
Exhibit 10.14*	Block 2 Participation Agreement March 2, 2006 b/w ERHC, Addax and Sinopec
Exhibit 10.15*	Block 2 Participation Agreement August 11, 2004 b/w ERHC and Pioneer
Exhibit 10.16*	Block 3 Participation Agreement February 16, 2006 b/w ERHC and Addax
Exhibit 10.17*	Block 4 Participation Agreement November 17, 2005 b/w ERHC and Addax
Exhibit 10.18*	Block 4 2nd Amendment to Participation Agreement March 14, 2006
Exhibit 10.19*	Block 4 3rd Amendment to Participation Agreement July 14, 2006
Exhibit 10.20*	Employment Agreement with Sylvan Odobulu
Exhibit 10.21*	Employment Agreement with David Alan Bovell
Exhibit 10.22*	Employment Agreement with Peter Ntephe
Exhibit 10.23*	Summary of Production Sharing Contract between the Republic of Chad and ERHC, dated June 30, 2011
Exhibit 10.24*	Novation of the Production Sharing Contract between the Republic of Chad and ERHC dated November 18, 2013 and a Decree of the President of the Republic of Chad dated September 24, 2013
Exhibit 31.1	Certification Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed

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