Form 10-Q
period 2015-12-31
ERHC Energy Inc
filed 2016-02-22
CIK 799235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

The number of shares of common stock, par value $0.0001 per share, outstanding as of January 31, 2016, was 30,906,314.

TABLE OF CONTENTS

ERHC ENERGY INC.

Table of  Contents
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

Table of  Contents
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

Table of  Contents
PART I. FINANCIAL INFORMATION

Item1.	Financial Statements

ERHC ENERGY INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS

	December 31, 2015	September 30, 2015
		(As restated)
ASSETS

Current assets:
Cash and cash equivalents	$479,246	$757,313
Investment in Oando Energy Resources	448,163	211,699
Deferred debt origination cost – short term	57,779	47,377
Prepaid expenses and other	199,221	207,636

Total current assets	1,184,409	1,224,025

Oil and gas concession fees	5,173,820	6,016,014
Furniture and equipment, net of accumulated depreciation of $464,181 and $445,626 at December 31, 2015 and September 30, 2015, respectively	115,794	133,349
Deferred debt origination cost – long term	-	14,333

Total assets	$6,474,023	$7,387,721

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$221,952	$989,083
Income tax payable	2,739,607	2,739,607
Convertible note payable, net of discount – short term	268,840	253,250
Derivative liability	533,476	725,898

Total current liabilities	3,763,875	4,707,838

Convertible note payable, net of discount – long term	-	2,874

Total liabilities	3,763,875	4,710,712
Commitments and contingencies:

Shareholders’ equity:
Preferred stock, par value $0.0001; authorized 10,000,000 shares; none issued and outstanding
Common stock, par value $0.0001; authorized 3,000,000,000 shares; issued and outstanding 29,730,609 and 29,216,038 shares at December 31, 2015 and September 30, 2015, respectively	2,973	2,922
Additional paid-in capital	106,155,566	106,047,738
Accumulated other comprehensive loss	(899,264)	(1,135,728)
Accumulated deficits	(102,549,127)	(102,237,923)

Total shareholders’ equity	2,710,148	2,677,009

Total liabilities and shareholders’ equity	$6,474,023	$7,387,721

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of  Contents
ERHC ENERGY INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,
	2015	2014

Costs and expenses:
General and administrative	$576,440	$828,473
Exploration expenses	405,484	445,988
Depreciation	18,555	19,336
Gain on sale of interest in oil and gas concessions, net	(657,806)	(239,515)
Total costs and expenses	342,673	1,054,282

Other income and (expenses):
Interest income	232	705
Gain on MTM of derivative liability	112,384	114,674
Loss on embedded derivative	-	(532,188)
Interest expense	(81,147)	(218,124)
Total other income and (expense)	31,469	(634,933)

Loss before benefit (provision) for income taxes	(311,204)	(1,689,215)

Benefit (provision) for income taxes:
Current	-	-
Deferred	-	-
Total benefit (provision)for income taxes	-	-

Net loss	$(311,204)	$(1,689,215)

Net loss per common share -basic and diluted	$(0.01)	$(0.22)

Weighted average number of common shares outstanding - basic and diluted	29,624,511	7,827,909

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of  Contents
ERHC ENERGY INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

	Three Months Ended December 31,
	2015	2014

Net loss	$(311,204)	$(1,689,215)

Other comprehensive income – unrealized gain (loss) on available for sale securities	236,464	(219,363)

Total other comprehensive loss	$(74,740)	$(1,908,578)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Table of  Contents
ERHC ENERGY INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
	2015	2014
Cash Flows From Operating Activities:
Net loss	$(311,204)	$(1,689,215)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and depletion expense	18,555	19,337
Loss on embedded derivative	-	532,188
Gain on change in fair value of derivatives	(112,384)	(114,674)
Gain on sale of interest in oil and gas concessions, net	(657,806)	(239,515)
Amortization of convertible debt discount	65,808	116,259
Amortization of debt issuance cost	3,931	30,645
Stock issued for board compensation	-	8,400
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	8,415	85,100
Accounts payable and other accrued liabilities	(766,349)	(83,473)
Net cash used in operating activities	(1,751,034)	(1,334,948)

Cash Flows From Investing Activities:
Purchase of furniture and equipment	(1,000)	-
Purchase of oil and gas concessions	-	(29,815)
Proceeds from sale of interest in oil and gas concessions	1,500,000	239,515

Net cash provided by investing activities	1,499,000	209,700

Cash Flows From Financing Activities:
Principle payment on convertible debt	(26,033)	-
Proceeds from convertible debt	-	391,613

Net cash (used) provided by financing activities	(26,033)	391,613

Net decrease in cash and cash equivalents	(278,067)	(733,635)
Cash and cash equivalents, beginning of period	757,313	2,182,406
Cash and cash equivalents, end of period	$479,246	$1,448,771
Non-cash investing and financing activities:
Unrealized gain in Investment Oando Energy Resources	$236,464	$219,363
Discount from derivative	$-	$260,032
Conversion of note payable to common stock	$27,841	$459,750
Derivative liabilities extinguished on conversion	$80,038	$534,870

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of  Contents
ERHC ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND BUSINESS ORGANIZATION

The consolidated financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods on a basis consistent with the annual audited financial statements.  All such adjustments are of a normal recurring nature.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year.  Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to such rules and regulations, although ERHC Energy Inc. ("ERHC" or the "Company") believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

On December 15, 2015, ERHCs' shareholders approved a hundred for one reverse stock split of ERHC's common stock. The reverse stock split became effective on January 15, 2016, and ERHCs' shares of common stock began trading on a post-split basis on the OTC Bulletin Board. Number of common stocks for periods presented in the consolidated financial statements has been retroactively adjusted to reflect the one-for-hundred reverse stock split.

Recent accounting pronouncements

There have been no recently issued accounting pronouncements that have had or are expected to have a material impact on the Company's consolidated financial statements.

Going Concern

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the ordinary and usual course of business. As of December 31, 2015, the Company has a working capital deficit and negative cash flows from operating activities. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing exploration projects and ultimately on attaining future profitable operations. The Company is continuing with its plan to further seek new opportunity for farm-out its assets in Kenya, Chad and the Săo Tomé and Príncipe Exclusive Economic Zone. Management believes that the Company’s current operating strategy will provide the opportunity for the Company to continue as a going concern as long as the Company continues to obtain additional financing; however there is no assurance that this will occur. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 – RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated its previously issued consolidated financial statements for the years ended September 30, 2015 to reflect emergent developments related to income tax following the completion of an Internal Revenue Service tax audit of the Company’s 2006 tax return.

This restatement is necessitated by the Internal Revenue Service disallowing certain deductions on ERHC’s 2006 tax return.  The disallowance resulted from stock based compensation expense that the Company had recognized as a deductible expense in its 2006 tax return. The disallowance was the outcome of an Internal Revenue Service audit of ERHC’s 2006 return, which audit lasted nearly seven years and has been previously disclosed. The Company appears unable to offset the tax liabilities against certain net operating losses from 2008 as a result of the failure to file form 1139 with the Internal Revenue Service. As such, the consolidated financial statements for the years ended September 30, 2015 have been restated to properly reflect the tax liabilities that should have been recorded in 2006.

	September 30, 2015 (As restated)
	As Previously
	Reported	Adjustment	As Restated
Income tax payable	$-	$2,739,607	$2,739,607
Total current liabilities	$1,968,231	$2,739,607	$4,707,838
Total liabilities	$1,971,105	$2,739,607	$4,710,712
Accumulated deficits	$(99,498,316	$(2,739,607	$(102,237,923)
Total shareholders’ equity	$5,416,616	$(2,739,607	$2,677,009

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

During the three months ended December 31, 2015, the Company's investment in the common stock of Oando Energy Resources, Inc. (“OER”), a Canadian oil and gas company that trades on the Toronto Stock Exchange (TSX) increased in value by $236,464. This increase in value is included as an increase in stockholders' equity in accumulated other comprehensive loss.

The Company issued a number of convertible notes payable, and identified derivatives related to these notes. ERHC classifies its derivative liabilities as Level 3 and values them using the methods discussed in Note 6. While the Company believes that its valuation methods are appropriate and consistent with other market participants, it recognizes that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. The primary assumptions that would significantly affect the fair values using the methods discussed in Note 5 are that of volatility and market price of the underlying common stock of the Company.

As of December 31, 2015, the Company did not have any derivative instruments that were designated as hedges.

The derivative liability as of December 31, 2015, in the amount of $533,476 has a level 3 classification.

Table of  Contents
The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2015:

Derivative Liability

Balance at September 30, 2015	$725,898
Increase in derivative value due to issuances of convertible promissory notes	-
Decrease in derivative value due to convertible promissory notes converted to common stocks	(80,038)
Change in fair market value of derivative liabilities on convertible notes due to the mark to market adjustment	(112,384)

Balance at December 31, 2015	$533,476

NOTE 4 – OIL AND GAS CONCESSIONS

The following is an analysis of the cost of oil and gas concessions at December 31, 2015 and September 30, 2015:

	December 31, 2015	September 30, 2015

DRSTP concession	$2,271,601	$3,113,795
Chad concession	2,800,600	2,800,600
Pending concessions in other African countries	101,619	101,619

	$5,173,820	$6,016,014

In October 2015, the Company reached an agreement with Kosmos Energy (NYSE: KOS), a leading independent oil and gas exploration and production company focused on frontier and emerging areas to transfer all ERHC's rights to Block 11 of the São Tomé and Principe Exclusive Economic Zone (EEZ) to Kosmos. The agreement has been approved by the National Petroleum Agency of Sao Tome & Principe ("ANP-STP") as required in the requisite Production Sharing Contract ("PSC") for EEZ Block 11. The purchase price for the assigned interest consist of a fixed sum in the amount of $2.5 million signing fee, plus reimbursement for verifiable cost paid by the Company prior to July 1, 2015 subject to maximum amount of $1.5 million.  In connection with this agreement, the Company received $1.5 million and recognized a gain of $657,806 of reimbursement of exploration costs incurred during the three months ended December 31, 2015.

NOTE 5 – CONVERTIBLE DEBT

The Company had the following convertible debt outstanding at December 31, 2015:

Lender	Date of Agreement	Term (Months)	Annual Interest Rate	Face Value	Accrued Interest	Discount	Net Convertible Note Payable	Note Derivative Liability
Redwood Fund III	5/15/2014	6	12.00%	$40,000	$5,918	$15,867	$30,051	$91,547
Tonaquint, Inc	10/7/2014	12	22.00%	98,177	46,416	-	144,593	164,887
JMJ Financial #3	10/22/2014	24	5.83%	8,900	5,556	10,651	3,805	20,177
Cardinal Capital Group	11/6/2014	24	22.00%	43,998	30,133	38,061	36,070	69,784
Rock Capital	2/6/2015	12	10.00%	23,005	-	10,359	12,646	54,032
Union Capital #3	2/17/2015	12	8.00%	19,500	-	-	19,500	40,329
LG Capital #3	3/10/2015	12	8.00%	52,500	-	30,325	22,175	92,720
				$286,080	$88,023	$105,263	$268,840	$533,476

The Company had the following convertible debt outstanding at September 30, 2015:

Lender	Date of Agreement	Term (Months)	Annual Interest Rate	Face Value	Accrued Interest	Discount	Net Convertible Note Payable	Note Derivative Liability
Redwood Fund III	5/15/2014	6	12.00%	$40,000	$5,918	$15,867	$30,051	$114,005
Tonaquint, Inc	10/7/2014	12	22.00%	98,177	46,416	16,700	127,893	128,566
JMJ Financial #3	10/22/2014	24	5.83%	8,900	5,556	11,582	2,874	27,375
LG Capital #2	10/23/2014	12	8.00%	23,533	2,500	9,398	16,635	52,628
Cardinal Capital Group	11/6/2014	24	22.00%	43,998	30,133	41,984	32,147	94,158
Rock Capital	2/6/2015	12	10.00%	23,005	-	20,351	2,654	67,377
Union Capital #3	2/17/2015	12	8.00%	34,500	-	-	34,500	93,039
Adar Bay #2	2/19/2015	12	8.00%	12,000	-	11,742	258	39,280
LG Capital #3	3/10/2015	12	8.00%	52,500	-	43,388	9,112	109,470
				$336,613	$90,523	$171,012	$256,124	$725,898

During the three months ended December 31, 2015, the Company issued an aggregate of 514,571 shares of common stock for conversion of convertible debts of $27,841 and decrease in derivative value due to conversion of $80,038.

Table of  Contents
The following table summarizes conversion terms of the notes outstanding at December 31, 2015:

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
180 after the effective date

Table of  Contents
As of December 31, 2015, Company recorded the following deferred origination costs related to the convertible notes:

Lender	Date of Agreement	Finder's Fees	Deferred Debt Origination Costs Due at Maturity	Legal and Other Debt Origination Costs	Deferred Debt Origination Costs at September 30, 2015	Additions	Amortization	Deferred Debt Origination Costs at December 31, 2015

Various	Various	$-	$-	$52,500	$14,340	$-	$-	$14,340
Tonaquint, Inc #2	10/7/2014	10,000	5,000	15,000	15,098	-	98	15,000
JMJ Financial # 3	10/22/2014	5,000	-	5,556	5,000	-	-	5,000
LG Capital #2	10/23/2014	5,000	2,500	2,500	506	-	506	-
Cardinal Group	11/6/2014	-	8,500	6,500	9,333	-	190	9,143
KBM Worldwide #7	1/12/2015	-	4,500	-	4,500	-	-	4,500
Rock Capital	2/6/2015	-	1,000	4,500	5,311	-	-	5,311
Union Capital #3	2/17/2015	-	1,500	4,500	1,500	-	-	1,500
Adar Bay #2	2/19/2015	-	3,500	-	3,500	-	3,137	363
LG Capital #3	3/10/2015	-	4,000	7,500	2,622	-	-	2,622

		$20,000	$30,500	$98,556	$61,710	$-	$3,931	$57,779

Table of  Contents
NOTE 6 – DERIVATIVE LIABILITIES

As described in Notes 3 and 5, the Company has identified embedded derivatives in notes payables and outstanding warrants.

The fair value of the embedded derivatives related to the convertible notes payable, comprising conversion feature with the reset provisions and the default provisions, at issuance and December 31, 2015 was determined using the multinomial lattice models that value the derivative liability based on a probability weighted discounted cash flow model.  These models are based on future projections of the various potential outcomes and utilize the following assumptions:

•	The stock price would fluctuate with the Company projected volatility;

•	The Derivative Convertible Notes convert at 40% to 60% of the market prices;

•	An event of default would occur initially 0% of the time, increasing 1.00% per month until it reaches 10%;

•	The projected volatility curve for each valuation period was based on the historical volatility of the Company, ranging between 260% and 284%;

•	The Company would redeem the notes initially 0% of the time, and increase monthly by 1.00% to a maximum of 5.00%;

•	The holders of the notes would automatically convert the notes at the maximum of two times the conversion price if the Company is not in default, with the target conversion price dropping as maturity approaches; and

•	The Holder would convert the note early after 0-90-180 days and at maturity if the registration was effective and the Company was not in default.

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

The fair value of the embedded derivatives related to the tainted outstanding warrants, comprising exercise feature with the full ratchet reset, at December 31, 2015 was determined using the lattice models that value the derivative liability based on a probability weighted discounted cash flow model.  These models are based on future projections of the various potential outcomes and utilize the following assumptions:

•	The stock price would fluctuate with the Company projected volatility;

•	The stock price would fluctuate with an annual volatility. The projected volatility curve for each valuation period was based on the historical volatility of the Company, ranging between 101% and 103%;

•	The Holder would exercise the warrant as they become exercisable at target prices of two times the higher of the projected reset price or stock price;

•	The Feltang Warrants have expired in the period ending September 30, 2015 without being exercised.

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date and to fair value as of each subsequent reporting date which at December 31, 2015 was an aggregate of $533,476.

During the three months ended December 31, 2015, the Company recorded an aggregate $112,384 gain on change in fair value of derivative liabilities. See Note 3 for more information.

Table of  Contents
NOTE 7 – INCOME TAX PAYABLE

During January 2016, the IRS examination identified certain deductions taken by the Company in its 2006 tax year that were disallowed.  The disallowance resulted from stock based compensation expense that the Company had recognized as a deductible expense in its 2006 tax return. The disallowance was the outcome of an Internal Revenue Service audit of ERHC’s 2006 return, which audit lasted nearly seven years and has been previously disclosed.  As of December 31, 2015, the income tax payable was in the amount of $2,739,607. The Company is working with the Internal Revenue Service to resolve the matter.

NOTE 8 – STOCKHOLDERS' EQUITY

On December 15, 2015, ERHCs' shareholders approved a hundred for one reverse stock split of ERHC's common stock. The reverse stock split became effective on January 15, 2016, and ERHCs' shares of common stock began trading on a post-split basis on the OTC Bulletin Board. The numbers of common stock for periods presented in the consolidated financial statements have been retroactively adjusted to reflect the one-for-hundred reverse stock split.

During the three months ended December 31, 2015 and 2014, the Company recognized compensation expense of $0 and $8,400, respectively, related to service granted by the Board of Directors.

During the three months ended December 31, 2015 and 2014, the Company issued an aggregate of 514,571 and 572,050 shares, respectively, of common stock for conversion of convertible debt with total valued of $27,841 and $459,750, respectively.

As of December 31, 2015 and 2014, there were 41,500 options outstanding, respectively; none of which are exercisable.  These options have a weighted average remaining term of six days and an intrinsic value of zero. Unamortized compensation cost related to these options amounted to $0.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

COMMITMENTS UNDER PRODUCTION SHARE CONTRACTS

Republic of Kenya Concession Fees and Other Financial Commitments

On June 28, 2012, ERHC entered into a production sharing contract ("PSC") with the Government of the Republic of Kenya for certain land based hydrocarbon exploration and production of Block 11A located in northwestern Kenya.

In October 2013, the Company entered into a farm-out agreement with CEPSA Kenya Limited, an affiliate of Compañía Española de Petróleos, S.A.U., an international oil and gas company ("CEPSA"). Under the terms of this agreement, the Company assigned and transferred 55% of its participating interest in Kenya Block 11A to CEPSA. In exchange for the transferred rights, CEPSA will carry the Company's proportionate share of obligations and financial costs under the terms and conditions outlined in the farm-out agreement. The agreement was approved in January 2014 by the Kenyan Government and from February 2014, CEPSA took over from ERHC as operator under the production sharing contract ("PSC") for Kenya Block 11A.

Republic of Chad Concession Fees and Other Financial Commitments

On June 30, 2011, ERHC entered into a production sharing contract ("PSC") with Chad for certain onshore hydrocarbon exploration and development.  In September 2013, the Ministry of Energy and Petroleum of Chad approved ERHC's application to voluntarily relinquish two of the three Blocks covered by the PSC.

As of December 31, 2015, ERHC has paid or incurred:

a.	$2,000,000 as the entire signature bonus
b.	$320,600 in advisers' and ancillary costs related to the PSC
c.	$480,000 as legal fees and costs for the drafting and negotiation of the PSC, as provided for in the PSC
d.	$190,872 as costs of Environmental Impact Study, as provided for in the PSC
e.	$448,000 on Aeromagnetic data acquisition survey, in fulfillment of work program obligations under the PSC
f.	$378,374 2015 Training and Surface rental fees, as provided in the PSC

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

Table of  Contents
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

NOTE 10 – SUBSEQUENT EVENT

On December 15, 2015, ERHCs' shareholders approved a proposal authorizing ERHCs' Board of Directors to effect a one hundred-for-one reverse stock split of ERHC's common stock. The reverse stock split took effect on January 15, 2016.  Number of common stocks for periods presented in the consolidated financial statements has been retroactively adjusted to reflect the one-for-hundred reverse stock split.

On January 22, 2016, LG Capital, Funding LLC converted a principle balance of $5,000 into 636,565 shares of the Company’s common stock.

On February 2, 2016, Tonaquint, Inc. converted principle amount of $30,625 into 700,000 shares of the Company’s common stock.

On January 22, 2016, the Company has been notified that a notice of Federal tax lien has been filed in Harris County, Texas by the IRS. This arises from the IRS audit of the Company’s 2006 tax return. ERHC and its advisers are in contact with the Agency on the matter.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company's unaudited consolidated financial statements (including the notes thereto) and Item 1A of Part II; "Risk Factors," included elsewhere in this report and the Company's audited consolidated financial statements and the notes thereto, Item 7; and  "Management's Discussion and Analysis of Financial Condition and Plan of Operations" and Item 1A, "Risk Factors" included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2015.  The Company's historical results are not necessarily an indication of trends in operating results for any future period.   References to "ERHC" or the "Company" mean ERHC Energy Inc., a Colorado corporation, and, unless expressly stated or the context otherwise requires, its wholly owned subsidiary.

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

The Company has no sources of revenue and a history of losses from operations

The Company’s business is in an early stage of development.  The Company has not generated any operating revenue since its entry into the oil and gas industry and has incurred significant operating losses.  We have historically incurred operating losses and may continue to incur operating losses for the foreseeable future. As such, we are subject to all risks incidental to the development of our business, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Additionally, the Company’s financial statements as of December 31, 2015 have been prepared on the assumption that the Company will continue as a going concern.

Table of  Contents
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

Table of  Contents
Kenya Operations Update

The exploration team is making steady progress toward drilling during the current phase of exploration. 2D seismic mapping has been completed. To date, two basins, Tarach and Anam, in the eastern and western parts of the block respectively, have been identified. 12 drillable prospects have been mapped in the Tarach Basin alone. Volumetric calculations and risk analyses have been completed leading to a total mean resource estimate of 662 MMBO. The well is scheduled to spud on or about March, 2016 if all conditions precedent are met. As of December 31, 2015, drilling rig and equipment mobilization were underway.

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

Key Provisions of the ERHC’s PSC on Block 11A
KENYA BLOCK 11A

LICENSE:	PSC with the Government of Kenya (effective September 2012)

PARTIES:	ERHC (35%); CEPSA (55%); Government of Kenya (10%)[1]

WORK PROGRAM:

Phase 1 (2 years – September 2012 to September 2014)
Minimum Work	Minimum Expenditure	Status
Acquire and interpret 1,000 square kilometers of gravity and magnetic data	$250,000	Completed: 14,943.8 line kilometers of FTG data acquired by January 2014 at an estimated total cost of $2,700,000.
Acquire and interpret 1,000 kilometers of 2D seismic data	$10,000,000	Completed: 1,086.6 line kilometers of 2D seismic data acquired by August 2014 at an estimated total cost of $28,300,000

Phase 2 (2 years – September 2014 to September 2016)
Minimum Work	Minimum Expenditure	Status
Acquire 750 square kilometers of 3D seismic data	$30,000,000	Decision taken not to acquire 3D seismic but to proceed to drilling based on FTG and 2D seismic
OR	OR
Drill one (1) well to a minimum depth of 3,000m	$30,000,000	Preparation underway for drilling exploration well in 2016

Phase 3 (2 years – September 2016 to September 2018)
Minimum Work	Minimum Expenditure	Status
Drill one (1) well to a minimum depth of 3,000m	$30,000,000	Not yet arisen

Table of  Contents
OTHER FINANCIAL OBLIGATIONS:

Ministry Training Fund	$175,000 per annum during the exploration period

$200,000 per annum (minimum) from adoption of first development plan

Social Projects:	$50,000 per annum (minimum)

Surface Rentals:	$5/km2 per annum (exploration phase 1); $10/km2 per annum (exploration phase 2); $15/km2 per annum (exploration phase 3)

$100/km2 per annum (development and production period)

Cost Recovery:

Cost Oil	Up to 60% of Cost Oil each fiscal year

Profit Oil
Incremental Production Tranches	Government Share	Contractor Share
0-30,000 barrels per day	50%	50%
Next 25,000 barrels per day	60%	40%
Next 25,000 barrels per day	65%	35%
Next 20,000 barrels per day	70%	30%
Above 100,000 barrels per day	78%	22%

                                                    1 CEPSA is carrying ERHC’s proportionate share of exploration costs except for the first exploration well where ERHC is expected to contribute 25% of its proportionate share of costs of the well.

Table of  Contents
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

Table of  Contents
Chad Operations Update

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

Table of  Contents
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

Table of  Contents
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

Table of  Contents
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

Table of  Contents
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

In October 2015, the Company reached an agreement with Kosmos Energy (NYSE: KOS), a leading independent oil and gas exploration and production company focused on frontier and emerging areas to transfer all ERHC's rights to Block 11 of the São Tomé and Principe Exclusive Economic Zone (EEZ) to Kosmos. The agreement has been approved by the National Petroleum Agency of Sao Tome & Principe ("ANP-STP") as required in the requisite Production Sharing Contract ("PSC") for EEZ Block 11.

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

As a result of the RTO, ERHC now holds 419,089 shares in the common stock of Oando Energy.  The share price of Oando Energy at December 31, 2015 was $1.07 and the total value of the investments as of December 31, 2015 was $448,163.

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

 PLANS FOR FUNDING OF POTENTIAL ACQUISITIONS

ERHC's future plans will depend on the Company's ability to attract new funding. The Company is implementing a series of steps to fund the geophysical work, including magnetic/gravity and seismic surveys, prior to securing potential farm-out on Chad acreage. Said funding steps include but are not limited to the issuance of a series of convertible notes, which the Company has commenced, issuance of shares of common stock through registered direct offerings, which the Company plans to commence shortly and farm-outs to potential partners on its assets in Africa. The fund raising might include:

·	Farm-outs of part of the Company’s assets in Kenya, Chad and the Săo Tomé and Príncipe Exclusive Economic Zone

·	Issue shares of common stock through a registered direct offering

·	Other available financing options

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

During the quarter ended December 31, 2015, the Company retained the services of Deloitte Corporate Finance LLC (DCF) to advise on the Company's oil assets in the Republics of Chad and Kenya, and to seek new strategic investment into the company itself.

Table of  Contents
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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2015 Compared with the Three Months Ended December 31, 2014

General and administrative expenses decreased from $828,473 in the three months ended December 31, 2014 to $576,440 in the three months ended December 31, 2015.  The decrease was primarily our cost savings plan adopted during fiscal year ended September 30, 2015.

Other expenses decreased from $634,933 in the three months ended December 31, 2014 to with other income of $31,469 in the three months ended December 31, 2015. The decrease was primarily due to lower interest expense and loss on embedded derivative related to convertible debts by comparison to the same period in fiscal year ended 2015.

During the three months ended December 31, 2015, the Company had a net loss of $311,204 compared with a net loss of $1,689,215 for the three months ended December 31, 2014. The decrease in net loss resulted from the gain on sale of interest in oil and gas concessions of $657,806 during the three months ended December 31, 2015, compared with gain of $239,515 during the same period in 2014.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2015, the Company had $479,246 in cash and cash equivalents, and a working deficit of $2,579,466. We are implementing a series of steps to fund the geophysical work and seismic surveys, prior to securing potential farm-out on Chad acreage. The fund raising might include:

•	Farm-outs of part of the Company's assets in Kenya, Chad and the Săo Tomé and Príncipe Exclusive Economic Zone
•	Issue shares of common stock through a registered direct offering
•	Convertible loans and other debt instruments
•	Other available financing options

GOING CONCERN

Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure Their assessment is a result of our recurring operating losses and the continuing and immediate need for capital raising to fund operations. Management does believe it has created and is executing on a viable plan that has the capability of eliminating the threat to continuation of our business. This plan involves hiring outside professional services and continuing to seek for opportunity to farm-out its assets in Kenya, Chad and the Săo Tomé and Príncipe Exclusive Economic Zone. We will have to raise additional funds to continue our operations and, while we have been successful in doing so in the past, there can be no assurance that we will be able to do so in the future. Our continuation as a going concern is dependent upon our ability to obtain necessary additional funds to continue operations and the attainment of profitable operations.

Future financing may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, existing holders of our securities may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our securities.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2015, the Company had no off-balance sheet arrangements.

Table of  Contents
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

As of December 31, 2015, all the Company's exploration and production acreages were located outside the United States.  The Company's primary assets are agreements with Kenya, Chad, STP and the JDA which provide ERHC with rights to participate in exploration and production activities in Kenya, Chad, the EEZ and the JDZ in Africa.  This geographic area of interest is controlled by foreign governments that have historically experienced volatility of which is out of management's control. The Company's operations and its ability to exploit its interests in the agreements in this area may be impacted by this circumstance.

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

The Company's  Chief Executive Officer and Principal Accounting Officer participated in an evaluation by management regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2015.  Based on their participation in that evaluation, the Company's Chief Executive Officer and Principal Accounting Officer concluded that as of December 31, 2015, our disclosure controls and procedures are effective and ensure that the information required to be disclosed in the reports that ERHC files or submits under the Exchange Act, is accumulated and communicated to our management; including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure under the Exchange Act. ERHC officers also concluded on December 31, 2015 that our disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms.

There was no change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Table of  Contents
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

LEGAL PROCEEDINGS

JDZ BLOCKS 5 AND 6

Arbitration and Lawsuit

The Company’s rights in JDZ Blocks 5 and 6 are currently the subject of legal proceedings filed at the London Court of International Arbitration and the Federal High Court in Abuja, Nigeria. The Company instituted both proceedings in November 2008 against the JDA and the Governments of Nigeria and Săo Tomé and Príncipe.  The Company seeks legal clarification that its rights in the two Blocks remain intact.

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

Table of  Contents
Item 1A.	Risk Factors

Our operation and financial results are subject to various risks and uncertainties that could affect our business, financial condition, results of operations, and trading price of our common stock, including but not limited to, failing financial institutions.  Please refer to our annual report on Form 10-K for fiscal year 2015 for additional information concerning these and other uncertainties that could negatively impact the Company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to A Vote of Security Holders

None.

Item 5.	Other Information

None

Table of  Contents
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

Table of  Contents
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ERHC Energy Inc.
Name	Title	Date

/s/ Peter Ntephe	President	February 22, 2016
Peter Ntephe	Chief Executive Officer

/s/ Sylvan Odobulu	Vice President (Admin) and Controller	February 22, 2016
Sylvan Odobulu	Principal Accounting Officer