Form 10-K/A
period 2015-09-30
ERHC Energy Inc
filed 2016-05-10
CIK 799235

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K
Amendment no. 2
☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2015

OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ended: __________________

Commission file number: 000-17325

(Exact name of registrant as specified in its charter)

Colorado	88-0218499
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5444 Westheimer Road, Suite 1440, Houston, Texas	77056
(Address of Principal Executive Office)	(Zip Code)

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

Explanatory Note

This amendment to our annual report on Form 10-K for our fiscal year ended September 30, 2015 is being filed in response to emergent tax liabilities arising from the Internal Revenue Service disallowing certain deductions on ERHC’s 2006 tax return.  The disallowance was the outcome of an Internal Revenue Service audit of ERHC’s 2006 return, which audit lasted nearly seven years and has been previously disclosed.

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

The Company has no sources of revenue and a history of losses from operations

The Company’s business is in an early stage of development.  The Company has not generated any operating revenue since its entry into the oil and gas industry and has historically incurred significant operating losses.  The Company may continue to incur operating losses for the foreseeable future. As such, the Company is subject to significant risks and may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect its business. The Company’s financial statements as of September 30, 2015 have been prepared on the assumption that the Company will continue as a going concern. The Company’s business requires significant financial resources.  The ability of the Company to continue as a going concern is dependent on raising additional capital to fund its exploration projects and for other working capital requirements. There can be no assurance that the Company will be successful in its efforts to raise additional financing or if financing is available, that it will be on terms acceptable to the Company.

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

During the year ended September 30, 2015, we had a net loss of $6,631,403 compared with a net loss of $1,980,593 for the year ended September 30, 2014.  The increase in net loss was primarily due to interest expenses of $2,455,711 and loss on mark to market derivative liabilities of $105,951 related to our convertible debts during the year ended September 30, 2015 compared with interest expense of $131,979 and gain on mark to market derivative liabilities of $136,811 during the same period in 2014.

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

As of September 30, 2015, the Company had $757,313 in cash and cash equivalents and working capital deficit of $3,483,813.  We are implementing a series of steps to fund the geophysical work and seismic surveys, prior to securing potential farm-out on Chad acreage. The fund raising might include:

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

Short –Term Obligations

As of September 30, 2015, the Company had a total of $4,707,838 in short-term obligations. These short-term obligations include income tax payable of $2,739,607, $253,250 in convertible short term note payable and $725,898 of short term derivative liability.

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

As discussed in Note 2 to the consolidated financials, the 2014 and 2015 financial statements have been restated to reflect an adjustment related to income taxes.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has a working capital deficit and negative cash flows from operating activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malone-bailey.com
Houston, Texas

December 22, 2015, except for Note 1, 2 and 7, which is as May 10, 2016

ERHC ENERGY INC.
CONSOLIDATED BALANCE SHEETS
As of September 30, 2015 and 2014

	2015	2014
	(As restated)	(As restated)
ASSETS

Current assets:
Cash and cash equivalents	$757,313	$2,182,406
Investment in Oando Energy Resources	211,699	671,402
Deferred debt origination cost – short term	47,377	147,079
Prepaid expenses and other	207,636	246,922

Total current assets	1,224,025	3,247,809

Oil and gas concession fees	6,016,014	6,006,235
Furniture and equipment, net of accumulated depreciation of $445,626 and $368,587 at September 30, 2015 and 2014, respectively	133,349	206,273
Deferred debt origination cost – long term	14,333	43,755
Prepaid expenses – long term	-	172,433

Total assets	$7,387,721	$9,676,505

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$989,083	$379,639
Convertible note payable, net of discount – short term	253,250	625,533
Federal income tax payable	2,739,607	2,739,607
Derivative liability – short term	725,898	751,404

Total current liabilities	4,707,838	4,496,183

Convertible note payable, net of discount – long term	2,874	38,076
Derivative liability – long term	-	270,538

Total liabilities	4,710,712	4,804,797
Commitments and contingencies:

Shareholders’ equity:
Preferred stock, par value $0.0001; authorized 10,000,000 shares; none issued and outstanding	-	-
Common stock, par value $0.0001; authorized 3,000,000,000 shares; issued and outstanding 29,216,038 and 7,651,941 shares at September 30, 2015 and 2014, respectively	2,922	765
Additional paid-in capital	106,047,738	101,156,061
Accumulated other comprehensive loss	(1,135,728)	(678,598)
Accumulated deficits	(102,237,923)	(95,606,520)

Total shareholders’ equity	2,677,009	4,871,708

Total liabilities and shareholders’ equity	$7,387,721	$9,676,505

The accompanying notes are an integral part of these consolidated financial statements.

ERHC ENERGY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended September 30, 2015 and 2014

	Year Ended September 30,
	2015	2014
	(As restated)	(As restated)
Costs and expenses:
General and administrative	$2,831,258	$3,290,150
Exploration expenses	1,425,592	964,393
Depreciation	77,038	68,284
Gain on sale of partial interest on sale of concession	(239,515)	(2,724,793)

Total costs and expenses	4,094,373	1,598,034

Other income and (expenses):
Interest income	2,062	4,829
Gain (loss) on change in fair value of derivatives	(105,951)	136,811
Day 1 loss on embedded derivative	(1,024,292)	(392,220)
Gain on insurance recovery for loss on deposit	1,046,862	-
Interest expense	(2,455,711)	(131,979)

Total other income and (expense)	(2,537,030)	(382,559)

Loss before benefit (provision) for income taxes	(6,631,403)	(1,980,593)

Benefit (provision) for income taxes:
Current	-	-
Deferred	-	-

Total benefit (provision)for income taxes	-	-

Net loss	$(6,631,403)	$(1,980,593)

Net loss per common share –basic and diluted	$(0.38)	$(0.26)

Weighted average number of common shares outstanding - basic and diluted	17,276,986	7,649,532

The accompanying notes are an integral part of these consolidated financial statements.

ERHC ENERGY INC.
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS
For the Years Ended September 30, 2015 and 2014

	Year Ended September 30,
	2015	2014
	(As restated)	(As restated)

Net loss	$(6,631,403)	$(1,980,593)

Other comprehensive income – unrealized (loss) gain on available for sale securities	(457,130)	107,877

Total other comprehensive loss	$(7,088,533)	$(1,872,716)

The accompanying notes are an integral part of these consolidated financial statements.

ERHC ENERGY INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the Years Ended September 30, 2015 and 2014

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
	(As restated)	(As restated)	(As restated)	(As restated)	(As restated)	(As restated)
Balance at September 30, 2013	7,648,493	$765	$101,142,804	$(93,625,927)	$(786,475)	$6,731,167
Common stock issued for services	3,448	-	20,001	-	-	20,001
Stock option expense	-	-	6,957	-	-	6,957
Accounting for tainted warrants	-	-	(13,701)	-	-	(13,701)
Unrealized gain on available for sale equity securities	-	-	-	-	107,877	107,877
Net loss	-	-	-	(1,980,593)	-	(1,980,593)

Balance at September 30, 2014	7,651,941	765	101,156,061	(95,606,520)	(678,598)	4,871,708
Common stock issued for services	2,100	-	8,400	-	-	8,400
Common stock issued for convertible debts-related party	928,254	93	249,907	-	-	250,000
Derivative liabilities extinguished on conversion – related party	-	-	432,646	-	-	432,646
Common stock issued for convertible debts	20,633,744	2,064	1,726,306	-	-	1,728,370
Derivative liabilities extinguished on conversion	-	-	2,474,418	-	-	2,474,418
Unrealized loss on available for sale equity securities	-	-	-	-	(457,130)	(457,130)
Net loss	-	-	-	(6,631,403)	-	(6,631,403)

Balance at September 30, 2015	29,216,038	$2,922	$106,047,738	$(102,237,923)	$(1,135,728)	$2,677,009

The accompanying notes are an integral part of these consolidated financial statements

ERHC ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2015 and 2014

	Year Ended September 30,
	2015	2014
	(As restated)	(As restated)
Cash flows from operating activities:
Net loss	$(6,631,403)	$(1,980,593)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and depletion expense	77,038	68,284
Day 1 loss on embedded derivative	1,024,292	392,220
Loss/(Gain) on change in fair value of derivatives	105,951	(136,811)
Loss on debt penalties	34,467	-
Compensatory stock options	-	6,957
Gain on sale of partial interest in Kenya concession	(239,515)	(2,724,793)
Amortization of convertible debt discount	2,023,979	49,373
Amortization of debt issuance cost	247,669	41,216
Stock issued for services	8,400	20,001
Realized loss on investment in common stock	2,573	-
Changes in operating assets and liabilities:
Prepaid expenses and other	211,719	(139,366)
Accounts payable and other accrued liabilities	741,515	(2,229,309)

Net cash used by operating activities	(2,393,315)	(6,632,821)

Cash Flows From Investing Activities
Purchase of oil and gas concessions	(9,779)	(294,506)
Proceeds from sale of partial interest in Kenya concession	239,515	4,731,608
Proceeds from sale of certificates of deposit	-	2,186,182
Purchase of furniture and equipment	(4,114)	(72,193)

Net cash provided by investing activities	225,622	6,551,091

Cash flows from financing activities:
Debt origination fees	(69,200)	(232,050)
Payment on convertible debt principle	(46,200)	-
Proceeds from convertible debt, related party	250,000	-
Proceeds from convertible debt, net of expense	608,000	1,311,982

Net cash provided by financing activities	742,600	1,079,932

Net (decrease) increase in cash and cash equivalents	(1,425,093)	998,202

Cash and cash equivalents at beginning of period	2,182,406	1,184,204

Cash and cash equivalents at end of period	$757,313	$2,182,406

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Unrealized (loss) gain in Investment Oando Energy Resources	$(457,130)	$107,877
Accounting for tainted warrants	$-	$13,701
Non-cash debt origination costs	$-	$668,946
Discount from derivative	$1,480,777	$-
Conversion of note payable to common stock – related party	$250,000	$-
Conversion of note payable to common stock	$1,728,370	$-
Derivative liabilities extinguished on conversion – related party	$432,646	$-
Derivative liabilities extinguished on conversion	$2,474,418	$-

 The accompanying notes are an integral part of these consolidated financial statements

ERHC ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended September 30, 2015 and 2014 (As restated)

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

Going Concern

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the ordinary and usual course of business. As of September 30, 2015, the Company has a working capital deficit and negative cash flows from operating activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing exploration projects and ultimately on attaining future profitable operations. The Company is continuing with its plan to further seek new opportunity for farm-out its assets in Kenya, Chad and the Săo Tomé and Príncipe Exclusive Economic Zone. Management believes that the Company’s current operating strategy will provide the opportunity for the Company to continue as a going concern as long as the Company continues to obtain additional financing; however there is no assurance that this will occur. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 2 – Restatement of Financial Statements

The Company has restated its previously issued consolidated financial statements for the years ended September 30, 2015 and 2014 to reflect emergent developments related to income tax following the completion of an Internal Revenue Service tax audit of the Company’s 2006 tax return.

This restatement is necessitated by the Internal Revenue Service disallowing certain deductions on ERHC’s 2006 tax return.  The disallowance resulted from stock based compensation expense that the Company had recognized as a deductible expense in its 2006 tax return. The disallowance was the outcome of an Internal Revenue Service audit of ERHC’s 2006 return, which audit lasted nearly seven years and has been previously disclosed.  As such, the consolidated financial statements for the years ended September 30, 2015 and 2014 have been restated to properly reflect the tax liabilities that should have been recorded in 2006.

The effect of the restatement on the September 30, 2015 and 2014 consolidated financial statements is as follows:

	September 30, 2014 (As restated)
	As Previously
	Reported	Adjustment	As Restated
Income tax receivable	$2,018,533	$(2,018,533)	$-
Total assets	$11,695,038	$(2,018,533)	$9,676,505
Income tax payable	$-	$2,739,607	$2,739,607
Total current liabilities	$1,756,576	$2,739,607	$4,496,183
Total liabilities	$2,065,190	$2,739,607	$4,804,797
Accumulated deficits	$(90,848,380)	$(4,758,140)	$(95,606,520)
Total shareholders’ equity	$9,629,848	$(4,758,140)	$4,871,708
Total liabilities and shareholders’ equity	$11,695,038	$(2,018,533)	$9,676,505

	September 30, 2015 (As restated)
	As Previously
	Reported	Adjustment	As Restated
Income tax payable	$-	$2,739,607	$2,739,607
Total current liabilities	$1,968,231	$2,739,607	$4,707,838
Total liabilities	$1,971,105	$2,739,607	$4,710,712
Accumulated deficits	$(99,498,316)	$(2,739,607)	$(102,237,923)
Total shareholders’ equity	$5,416,616	$(2,739,607)	$2,677,009
Provision for income taxes	$2,018,533	$(2,018,533)	$-
Net loss	$8,649,936	$(2,018,533)	$6,631,403
Total other comprehensive loss	$9,107,066	$(2,018,533)	$7,088,533

Note 3 - Fair Value of Financial Instruments

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

During the years ended September 30, 2015 and 2014, the Company issued an aggregate of 20,633,744 and 0 shares of common stock for conversion of convertible debts of $1,728,370 and $0 and decrease in derivative value due to conversion of $2,474,418 and $0, respectively.

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

Note 5 – Derivative Liabilities

As described in Notes 3 and 8, the Company has identified embedded derivatives in notes payables and outstanding warrants.

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

Note 6 – Oil and Gas Concessions

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

Note 7 – Income Taxes

The composition of deferred tax assets and the related tax effects at September 30, 2015 and 2014 are as follows:

	2015	2014
Net operating losses	$10,932,812	$8,753,206
Allowance for loss on deposits	1,443,651	1,799,584
Other	1,702,196	827,010
Total deferred tax assets	14,078,659	11,379,800
Valuation allowance	(14,078,659)	(11,379,800)

Net deferred tax asset	$-	$-

The difference between the income tax benefit (provision) in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax income (loss) for years ended September 30, 2015 and 2014, is as follows:

	2015	2014

Income tax benefit at federal statutory rate	$2,254,677	$673,402
Change in valuation allowance	(3,408,739)	(637,154)
Expiration and adjustment of NOLs	1,019,766	(94,021)
Stock compensation	(2,856)	(9,166)
Other	137,152	66,939
	$-	$-

In preparing the Company’s consolidated financial statements, the Company assesses the likelihood that its deferred tax assets will be realized from future taxable income.  The Company establishes a valuation allowance if it determines that it is more likely than not that some portion of the deferred tax assets will not be realized. Changes in the valuation allowance, when recorded, would be included in its consolidated statements of operations as a provision for (benefit from) income taxes.  The Company exercise significant judgment in determining its provisions for income taxes, its deferred tax assets and liabilities and its future taxable income for purposes of assessing its ability to utilize any future tax benefit from its deferred tax assets. During 2015, the Company assessed the need for a valuation allowance against its deferred tax assets.  The deferred tax asset valuation allowance was $14,078,659 as of September 30, 2015. The valuation allowance relates primarily to the net operating losses and various expense deductions for which a tax benefit is currently unavailable.

At September 30, 2015, the Company has Federal net operating loss carry forward of approximately $32,155,328.  The federal loss carry forward expires on various dates through 2035.

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

Note 8 – Shareholders’ Equity

Common Stock

During the years ended September 30, 2015 and 2014, the Company issued 2,100 and 3,448 shares common stocks and recognized compensation expense of $8,400 and $20,001, respectively, related to service granted to the Board of Directors.

During the years ended September 30, 2015 and 2014, the Company issued an aggregate of 20,633,744 and 0 shares of common stock for conversion of convertible debts of $1,728,370 and $0 and decrease in derivative value due to conversion of $2,474,418 and $0, respectively.

During the years ended September 30, 2015 and 2014, the Company issued of 928,254 and 0 shares of common stock to its related party for conversion of convertible debts of $250,000 and $0 and decrease in derivative value due to conversion of $432,646 and $0 respectively.

Stock Options

On January 6, 2012, the Board of Directors granted a total of 47,500 stock options to officers and board of directors members of the Company under the Company’s 2004 Stock Option Plan. The options vest over two years, are exercisable for a period of 2 years and have a $20 strike price. However, the options are only exercisable if the Company’s share price reaches $75 per share and remains consistently at or above that level for a period of one month.  They have a grant-date fair value of $63,711 or $13 per share based on and independent valuation of the options using a lattice model and the following weighted average assumptions:

Risk free interest rate	0.25%
Dividend yield	0.00%
Annual volatility	105.97%
Exit/Attrition rates	2.00%
Target exercise multiple	2.14%

During the years ended September 30, 2015 and 2014, the Company recognized compensation expense of $0 and $6,957, respectively, related to the options grant as described above.  As of September 30, 2015, there are 41,500 fully-vested options outstanding; none of which are exercisable.

Stock Warrants

On October 6, 2010, an equivalent of 68,182 warrants with a term of 5 years and an exercise price of $28 were issued to the investors along with the common shares sold.  ERHC also issued to the placement agent a total of 4,596 warrants which have an exercise price of $27.5 and a term of approximately 5 years.  At September 30, 2015, 68,182 warrants remain outstanding with an average exercise price of $28 per share and an average remaining life of 0.02 years.  During the years ended September 30, 2015 and 2014, 4,596 and 65,000 warrants expired unexercised, respectively.

Stock Warrants Summary

Information regarding warrant, their respective changes and their weighted average exercise prices as of and for the fiscal years ended September 30, 2015 and 2014 are as follows:

Description	Warrants	Weighted Average Exercise Price	Market Price Intrinsic Value
Balance at September 30, 2013	137,778	$32	-
Granted	-
Exercised	-
Expired or cancelled	65,000
Balance at September 30, 2014	72,778	$28	-
Granted	-
Exercised	-
Expired or cancelled	4,596	$28
Balance at September 30, 2015	68,182		-

There was no unrecognized compensation cost for the above warrants as of September 30, 2015 and 2014.

Note 9 – Related Party Transactions

On February 17, 2015, the Company entered into a convertible debt agreement with Chrome Oil Services, Limited, majority shareholder, for a principal amount of $250,000 with interest rate at 8% for 12 months. The debt is convertible into securities of the Company at a conversion price calculated as fifty five percent (55%) of the lowest trade price in the twenty (20) trading days previous to the conversion date. On February 19, 2015, the debt was converted into 928,254 shares of common stock and the Company recognized resolution of derivative liability of $432,646 in APIC conversion.

Note 10 – Commitments and Contingencies

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

Insurance recovery for loss on Certificates of Deposit

During the years ended September 30, 2010 and 2009, the Company recognized losses on certificates of deposit of $1,058,579 and $4,234,317 to record the certificates at their estimated net realizable basis, based on the fact that certain restrictions were placed on the investment and a receiver was appointed to take over the institution and the Company had filed an insurance claim for recovery of these losses. During the years ended September 30, 2015 and 2014, the Company recovered $1,046,862 and $0, respectively from its loss on certificate of deposit.

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

Note 11 – Subsequent Events

On October 8, 2015, Adar Bays LLC, converted its total outstanding principal balance of $12,000 into 252,743 shares of the Company’s common stock.

Subsequent to September 30, 2015, Union Capital, LLC converted its total principal balance of $15,000 into 261,827 shares of the Company’s common stock.

Subsequent to September 30, 2015, the Company has reached an agreement with Kosmos Energy (NYSE: KOS), a leading independent oil and gas exploration and production company to transfer all ERHC's rights to Block 11 of the Săo Tomé and Principe Exclusive Economic Zone (EEZ) to Kosmos. The agreement has been approved by the National Petroleum Agency of Sao Tome & Principe ("ANP-STP") as required in the requisite Production Sharing Contract ("PSC") for EEZ Block 11. In consideration for the transfer (Sale & Purchase Agreement), ERHC will be entitled to receive from Kosmos as follow:

•	A limited refund of verifiable past costs of which $1.5 million has been received to date.

•	Cash consideration of $2.5 million.

•	Further value consideration dependent on whether exploration (i) proceeds through seismic to drilling of wells and (ii) results in a commercial discovery and production.

On December 15, 2015, ERHCs' shareholders approved a proposal authorizing ERHCs' Board of Directors to effect a one hundred for-one reverse stock split of ERHC's common stock. The reverse stock split took effect on January 15, 2016.  The number of common stocks for periods presented in the consolidated financial statements has been retroactively adjusted to reflect the one-for-hundred reverse stock split.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of ERHC’s internal control over financial reporting as of September 30, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that, as of September 30, 2015, our internal control over financial reporting was effective.

A restatement of the financial statements for the periods ended September 30, 2015 and September 30, 2014 has necessitated by the Internal Revenue Service disallowing certain deductions on ERHC’s 2006 tax return.  The disallowance resulted from stock based compensation expense that the Company had recognized as a deductible expense in its 2006 tax return. The disallowance was the outcome of an Internal Revenue Service audit of ERHC’s 2006 return, which audit lasted nearly seven years and has been previously disclosed.

Usually, when a restatement of a company’s financial statements is required, the restatement is from the ineffectiveness of the company’s internal controls over financial reporting.  ERHC’s aforesaid restatements of its 2015 and 2014 financial statements are however unique and different in that regard.  The restatements occur as a result of the IRS audit whose final outcome could not be determined at the time the financial statements were issued but the existence of which was reported in those statements along with the possibility of adverse consequences on ERHC’s financial position arising therefrom in the future.

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

The following table sets forth the ownership of the Company’s common stock as of September 30, 2015 by (i) each of the Company’s current Directors, (ii) the Company’s two most highly compensated officers as of the last fiscal year end, or September 30, 2015 (collectively, the “named executive officers”); (iii) each person who, to the Company’s knowledge, beneficially owns more than 5% of outstanding shares of the Company’s common stock; and (iv) all of the Company’s current Directors and named Executive Officers, as a group. As of November 30, 2015 there were 29,878,898 shares of common stock issued and outstanding.

To the Company’s knowledge, except as otherwise indicated in the footnotes to this table and subject to applicable community property laws, each shareholder named in the table has sole voting and investment power with respect to the shares set forth opposite such shareholder’s name.

Name and Address	Amount and Nature of Beneficial Ownership (1)			Percent of Class (1)

> 5% Shareholders:
Chrome Oil Services LTD (Sir Emeka Offor) c/o No 22 Lobito, Wuse II Abuja, Nigeria	2,931,111	(2)		10.03%

Chrome Energy, LLC (Sir Emeka Offor) c/o No 22 Lobito Crescent, Wuse II, Abuja, Nigeria.	1,033,057	(2)		3.54%

Sir Emeka Offor 228B Muri Okunola ST, PO Box 71898 Victoria Island Lagos, Nigeria	4,006,218	(2)	(3)	13.71%

Directors and Named Executive Officers:
Peter Ntephe, President and Chief Executive Officer (4)	650,837			*

Sylvan Odobulu, Controller (4)	804,642			*

Howard Jeter, Director (4)	10,833			*

Friday Oviawe, Director (4)	5,467			*

Dr. Andrew Uzoigwe, Director (4)	11,133			*

All directors and named executive officer as a group (5 persons) (4)	1,482,962			5.08%

*	Less than three percent.

(1)	At September 30, 2015, a total of 29,216,038 shares of our Common Stock were issued and outstanding.

(2)	Represents shares indirectly owned by Sir Emeka Offor, as a result of his ownership of, and exercise of voting and investment control over, each of Chrome Oil Services, Ltd. and Chrome Energy, LLC.

(3)	Includes 42,050 shares owned directly by Sir Emeka Offor.

(4)	Address c/o ERHC Energy, Inc., Suite 1440, 5444 Westheimer Road, Houston, TX 77056.

Item 13.	Certain Relationships and Related Transactions

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

SIGNATURES

In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on May 10, 2016, on its behalf by the undersigned, thereunto duly authorized.

ERHC Energy Inc.
By:	//s//Peter Ntephe
Peter Ntephe
President and Chief Executive Officer
//s//Sylvan Odobulu
Sylvan Odobulu
Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
//s// Howard Jeter	Director	May 10, 2016
Howard Jeter	Member Audit Committee
//s// Andrew Uzoigwe	Director	May 10, 2016
Andrew Uzoigwe	Member Audit Committee
//s// Friday Oviawe	Director	May 10, 2016
Friday Oviawe	Chairman Audit Committee