Form 10-Q
period 2016-03-31
ERHC Energy Inc
filed 2016-05-16
CIK 799235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares of common stock, par value $0.0001 per share, outstanding as of April 30, 2016, was 42,204,558.

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

PART I. FINANCIAL INFORMATION

Item1.	Financial Statements

ERHC ENERGY INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31, 2016	September 30, 2015

ASSETS

Current assets:
Cash and cash equivalents	$1,254,000	$757,313
Investment in Oando Energy Resources	403,378	211,699
Deferred debt origination cost – short term	50,524	47,377
Prepaid expenses and other	286,947	207,636

Total current assets	1,994,849	1,224,025

Oil and gas properties	5,800,417	6,016,014
Furniture and equipment, net of accumulated depreciation of $482,656 and $445,626 at March 31, 2016 and September 30, 2015, respectively	97,319	133,349
Deferred debt origination cost – long term	-	14,333

Total assets	$7,892,585	$7,387,721

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$553,466	$989,083
Income tax payable	2,739,607	2,739,607
Convertible note payable, net of discount – short term	110,531	253,250
Derivative liability	475,983	725,898

Total current liabilities	3,879,587	4,707,838

Convertible note payable, net of discount – long term	-	2,874

Total liabilities	3,879,587	4,710,712

Commitments and contingencies:

Shareholders’ equity:
Preferred stock, par value $0.0001; authorized 10,000,000 shares; none issued and outstanding
Common stock, par value $0.0001; authorized 3,000,000,000 shares; issued and outstanding 38,653,310 and 29,216,038 shares at March 31, 2016 and September 30, 2015, respectively	3,865	2,922
Additional paid-in capital	106,797,757	106,047,738
Accumulated other comprehensive loss	(944,049)	(1,135,728)
Accumulated deficits	(101,844,575)	(102,237,923)

Total shareholders’ equity	4,012,998	2,677,009

Total liabilities and shareholders’ equity	$7,892,585	$7,387,721

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

ERHC ENERGY INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015

Costs and expenses:
General and administrative	$619,616	$520,695	$1,196,056	$1,349,168
Exploration expenses	375,172	1,926	780,656	447,914
Depreciation	18,476	19,380	37,030	38,716
Gain on sale of interest in oil and gas concessions, net	(2,070,000)	-	(2,727,805)	(239,515)
Total costs and expenses	(1,056,736)	542,001	(714,063)	1,596,283

Other income and (expenses):
Interest income	175	208	407	913
Gain on MTM of derivative liability	(217,381)	(48,925)	(104,997)	65,749
Loss on embedded derivative	(34,484)	(727,072)	(34,484)	(1,259,260)
Recovery from loss on certificate of deposit	-	291,280	-	291,280
Interest expense	(100,494)	(931,037)	(181,641)	(1,149,161)
Total other income and (expense)	(352,184)	(1,415,546)	(320,715)	(2,050,479)

Income (loss) before benefit (provision) for income taxes	704,552	(1,957,547)	393,348	(3,646,762)

Benefit (provision) for income taxes:
Current	-	-	-	-
Deferred	-	-	-	-
Total benefit (provision)for income taxes	-	-	-	-

Net income (loss)	$704,552	$(1,957,547)	$393,348	$(3,646,762)

Net income (loss) per common share -basic and diluted	$0.02	$(0.20)	$0.01	$(0.41)

Weighted average number of common shares outstanding - basic	32,484,580	9,841,025	31,064,513	8,830,346
Weighted average number of common shares outstanding - diluted	34,489,589	9,841,025	33,036,652	8,830,346

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ERHC ENERGY INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015

Net income (loss)	$704,552	$(1,957,547)	$393,348	$(3,646,762)
Other comprehensive income (loss) on available for sale securities	(44,785)	(21,383)	191,679	(240,746)

Other comprehensive income (loss)	$659,767	$(1,978,930)	$585,027	$(3,887,508)

The accompanying notes are an integral part of these unaudited consolidated financial statements

ERHC ENERGY INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
	2016	2015
Cash Flows From Operating Activities:
Net income (loss)	$393,348	$(3,646,762)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and depletion expense	37,030	38,716
Loss on embedded derivative	34,484	1,259,260
Gain on change in fair value of derivatives	104,997	(65,749)
Gain on sale of interest in oil and gas concessions, net	(2,727,805)	(239,515)
Amortization of convertible debt discount	138,226	932,345
Amortization of debt issuance cost	26,017	71,082
Stock issued for board compensation	-	8,400
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(79,311)	114,049
Accounts payable and other accrued liabilities	(869,418)	(283,812)
Net cash used in operating activities	(2,942,432)	(1,811,986)

Cash Flows From Investing Activities:
Purchase of furniture and equipment	(1,000)	(2,621)
Purchase of oil and gas properties	(626,598)	(46,293)
Proceeds from sale of interest in oil and gas concessions	4,000,000	239,515

Net cash provided by investing activities	3,372,402	190,601

Cash Flows From Financing Activities:
Principle payment on convertible debt	(26,033)	-
Proceeds from convertible debt	92,750	935,637

Net cash provided by financing activities	66,717	935,637

Net increase (decrease) in cash and cash equivalents	496,687	(685,748)
Cash and cash equivalents, beginning of period	757,313	2,182,406
Cash and cash equivalents, end of period	$1,254,000	$1,496,658
Non-cash investing and financing activities:
Unrealized gain in Investment Oando Energy Resources	$191,679	$240,746
Discount from derivative	$95,000	$560,058
Conversion of note payable to common stock	$266,566	$1,477,724
Derivative liabilities extinguished on conversion	$484,396	$2,093,008

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ERHC ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND BUSINESS ORGANIZATION

The consolidated financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods on a basis consistent with the annual audited financial statements.  All such adjustments are of a normal recurring nature.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year.  Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to such rules and regulations, although ERHC Energy Inc. ("ERHC" or the "Company") believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-KA for the fiscal year ended September 30, 2015.

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

Going Concern

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the ordinary and usual course of business. As of March 31, 2016, the Company has a working capital deficit and negative cash flows from operating activities. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing exploration projects and ultimately on attaining future profitable operations. The Company is continuing with its plan to further seek new opportunity for farm-out its assets in Kenya, Chad and the Săo Tomé and Príncipe Exclusive Economic Zone. Management believes that the Company’s current operating strategy will provide the opportunity for the Company to continue as a going concern as long as the Company continues to obtain additional financing; however there is no assurance that this will occur. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

During the six months ended March 31, 2016, the Company's investment in the common stock of Oando Energy Resources, Inc. (“OER”), a Canadian oil and gas company that trades on the Toronto Stock Exchange (TSX) increased in value by $191,679. This increase in value is included as an increase in stockholders' equity in accumulated other comprehensive loss.

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

As of March 31, 2016, the Company did not have any derivative instruments that were designated as hedges.

The derivative liability as of March 31, 2016, in the amount of $475,983 has a level 3 classification.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of March 31, 2016:

Derivative Liability

Balance at September 30, 2015	$725,898
Increase in derivative value due to issuances of convertible promissory notes	95,000
Day 1 loss on derivative liabilities	34,484
Decrease in derivative value due to convertible promissory notes converted to common stocks	(484,396)
Change in fair market value of derivative liabilities on convertible notes due to the mark to market adjustment	104,997

Balance at March 31, 2016	$475,983

NOTE 3 – OIL AND GAS PROPERTIES

The following is an analysis of the cost of oil and gas properties at March 31, 2016 and September 30, 2015:

	March 31, 2016	September 30, 2015

DRSTP concession	$2,271,601	$3,113,795
Chad concession	2,802,193	2,800,600
Capitalized drilling cost – Kenya Block 11A	625,004	-
Pending concessions in other African countries	101,619	101,619

	$5,800,417	$6,016,014

In October 2015, the Company reached an agreement with Kosmos Energy (NYSE: KOS), a leading independent oil and gas exploration and production company focused on frontier and emerging areas to transfer all ERHC's rights to Block 11 of the São Tomé and Principe Exclusive Economic Zone (EEZ) to Kosmos. The agreement has been approved by the National Petroleum Agency of Sao Tome & Principe ("ANP-STP") as required in the requisite Production Sharing Contract ("PSC") for EEZ Block 11. The purchase price for the assigned interest consist of a fixed sum in the amount of $2.5 million signing fee, plus reimbursement for verifiable cost paid by the Company prior to July 1, 2015 subject to maximum amount of $1.5 million.  In connection with this agreement, the Company received $4,000,000 and recognized a gain of $2,727,805 of reimbursement of exploration costs incurred during the six months ended March 31, 2016.

NOTE 4 – CONVERTIBLE DEBT

The Company had the following convertible debt outstanding at March 31, 2016:

Lender	Date of Agreement	Term (Months)	Annual Interest Rate	Face Value	Accrued Interest	Discount	Net Convertible Note Payable	Note Derivative Liability
Redwood Fund III	5/15/2014	6	12.00%	$40,000	$5,918	$15,867	$30,051	$104,150
Tonaquint, Inc	10/7/2014	12	22.00%	-	35,999	-	35,999	142,667
JMJ Financial #3	10/22/2014	24	5.83%	8,900	5,556	11,314	3,142	27,508
Cardinal Capital Group	11/6/2014	24	22.00%	-	6,667	-	6,667	25,679
Rock Capital	2/6/2015	12	10.00%	23,005	-	-	23,005	60,715
LG Capital #3	3/10/2015	12	8.00%	14,000	-	2,333	11,667	26,048
JMJ Financial #4	3/09/16	24	5.83%	50,000	5,556	55,556	-	89,216
Adar Bay	3/10/2016	12	8.00%	45,000	-	45,000	-	-
				$180,905	$59,696	$130,070	$110,531	$475,983

The Company had the following convertible debt outstanding at September 30, 2015:

Lender	Date of Agreement	Term (Months)	Annual Interest Rate	Face Value	Accrued Interest	Discount	Net Convertible Note Payable	Note Derivative Liability
Redwood Fund III	5/15/2014	6	12.00%	$40,000	$5,918	$15,867	$30,051	$114,005
Tonaquint, Inc	10/7/2014	12	22.00%	98,177	46,416	16,700	127,893	128,566
JMJ Financial #3	10/22/2014	24	5.83%	8,900	5,556	11,582	2,874	27,375
LG Capital #2	10/23/2014	12	8.00%	23,533	2,500	9,398	16,635	52,628
Cardinal Capital Group	11/6/2014	24	22.00%	43,998	30,133	41,984	32,147	94,158
Rock Capital	2/6/2015	12	10.00%	23,005	-	20,351	2,654	67,377
Union Capital #3	2/17/2015	12	8.00%	34,500	-	-	34,500	93,039
Adar Bay #2	2/19/2015	12	8.00%	12,000	-	11,742	258	39,280
LG Capital #3	3/10/2015	12	8.00%	52,500	-	43,388	9,112	109,470
				$336,613	$90,523	$171,012	$256,124	$725,898

During the six months ended March 31, 2016, the Company issued an aggregate of 9,437,271 shares of common stock for conversion of convertible debts of $266,566 and decrease in derivative value due to conversion of $484,396.

The following table summarizes conversion terms of the notes outstanding at March 31, 2016:

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
180 after the effective date
Adar Bay	March 10, 2016
Conversion price shall equal be 50% of the lowest trading price of the Common Stock as reported on the National Quotations Bureau OTCQB exchange which the Company’s shares are traded or any exchange upon which the Common Stock may be traded in the future, for the twenty prior trading days including the day upon which a Notice of Conversion is received by the Company.
180 after the effective date

As of March 31, 2016, the Company recorded the following deferred origination costs related to the convertible notes:

Lender	Date of Agreement	Finder's Fees	Deferred Debt Origination Costs Due at Maturity	Legal and Other Debt Origination Costs	Deferred Debt Origination Costs at September 30, 2015	Additions	Amortization	Deferred Debt Origination Costs at March 31, 2016

Various	Various	$-	$-	$52,500	$14,340	$-	$14,340	$-
Tonaquint, Inc #2	10/7/2014	10,000	5,000	15,000	15,098	-	98	15,000
JMJ Financial # 3	10/22/2014	5,000	-	5,556	5,000	-	-	5,000
LG Capital #2	10/23/2014	5,000	2,500	2,500	506	-	506	-
Cardinal Group	11/6/2014	-	8,500	6,500	9,333	-	377	8,956
KBM Worldwide #7	1/12/2015	-	4,500	-	4,500	-	4,500	-
Rock Capital	2/6/2015	-	1,000	4,500	5,311	-	-	5,311
Union Capital #3	2/17/2015	-	1,500	4,500	1,500	-	1,500	-
Adar Bay #2	2/19/2015	-	3,500	-	3,500	-	3,310	190
LG Capital #3	3/10/2015	-	4,000	7,500	2,622	-	1,386	1,236
JMJ Financial # 4	3/9/2016	-		-	-	10,556	-	10,556
Adar Bay #3	3/10/2016	-	-	-	-	4,275	-	4,275

		$20,000	$30,500	$98,556	$61,710	$14,831	$26,017	$50,524

NOTE 5 – DERIVATIVE LIABILITIES

As described in Notes 2 and 4, the Company has identified embedded derivatives in notes payables and outstanding warrants.

The fair value of the embedded derivatives related to the convertible notes payable, comprising conversion feature with the reset provisions and the default provisions, at issuance and March 31, 2016 was determined using the multinomial lattice models that value the derivative liability based on a probability weighted discounted cash flow model.  These models are based on future projections of the various potential outcomes and utilize the following assumptions:

•	The stock price would fluctuate with the Company projected volatility;

•	The Derivative Convertible Notes convert at 40% to 60% of the market prices;

•	An event of default would occur initially 0% of the time, increasing 1.00% per month until it reaches 10%;

•	The projected volatility curve for each valuation period was based on the historical volatility of the Company, ranging between 284% and 393%;

•	The Company would redeem the notes initially 0% of the time, and increase monthly by 1.00% to a maximum of 5.00%;

•	The holders of the notes would automatically convert the notes at the maximum of two times the conversion price if the Company is not in default, with the target conversion price dropping as maturity approaches; and

•	The Holder would convert the note early after 0-90-180 days and at maturity if the registration was effective and the Company was not in default.

As discussed in Note 2, the Company issued convertible notes payable that provide for the issuance of convertible notes with variable conversion provisions. The conversion terms of the convertible notes are variable based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. The number of shares of common stock issuable upon conversion of the promissory note is indeterminate. Due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit, the equity environment is tainted and all additional convertible debentures and warrants are included in the value of the derivative. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion option and warrants and shares to be issued were recorded as derivative liabilities on the issuance date.

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date and to fair value as of each subsequent reporting date which at March 31, 2016 was an aggregate of $475,983.

During the six months ended March 31, 2016, the Company recorded an aggregate $104,997 loss on change in fair value of derivative liabilities. See Note 2 for more information.

NOTE 6 – INCOME TAX PAYABLE

During January 2016, the IRS examination identified certain deductions taken by the Company in its 2006 tax year that were disallowed.  The disallowance resulted from stock based compensation expense that the Company had recognized as a deductible expense in its 2006 tax return. The disallowance was the outcome of an Internal Revenue Service audit of ERHC’s 2006 return, which audit lasted nearly seven years and has been previously disclosed.  As of March 31, 2016, the income tax payable was in the amount of $2,739,607 and a lien has put on the Company’s properties. The Company is working with the Internal Revenue Service to resolve the matter.

NOTE 7 - STOCKHOLDERS' EQUITY

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

During the six months ended March 31, 2016 and 2015, the Company recognized compensation expense of $0 and $8,400, respectively, related to service granted by the Board of Directors.

During the six months ended March 31, 2016 and 2015, the Company issued an aggregate of 9,437,271 and 5,740,838 shares of common stock for conversion of convertible debts of $266,566 and $1,451,548 and decrease in derivative value due to conversion of $484,396 and $2,093,008, respectively.

As of March 31, 2016 and 2015, there were 41,500 options outstanding, respectively; none of which are exercisable.  These options have a weighted average remaining term of six days and an intrinsic value of zero. Unamortized compensation cost related to these options amounted to $0.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

As of March 31, 2016, ERHC has paid or incurred:

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

NOTE 9 – SUBSEQUENT EVENT

On April 18, 2016, Rock Capital converted a principle with interest balance of $26,379 into 1,172,646 shares of the Company’s common stock. The note is paid in full after conversion.

On April 14, CEPSA has commenced drilling at the Tarach-1 well in Kenya Block 11A, which the Company holds 35% interest in Block 11A.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company's unaudited consolidated financial statements (including the notes thereto) and Item 1A of Part II; "Risk Factors," included elsewhere in this report and the Company's audited consolidated financial statements and the notes thereto, Item 7; and  "Management's Discussion and Analysis of Financial Condition and Plan of Operations" and Item 1A, "Risk Factors" included in the Company's Annual Report on Form 10-KA for the fiscal year ended September 30, 2015.  The Company's historical results are not necessarily an indication of trends in operating results for any future period.   References to "ERHC" or the "Company" mean ERHC Energy Inc., a Colorado corporation, and, unless expressly stated or the context otherwise requires, its wholly owned subsidiary.

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

The Company has no sources of revenue and a history of losses from operations

The Company’s business is in an early stage of development.  The Company has not generated any operating revenue since its entry into the oil and gas industry and has incurred significant operating losses.  We have historically incurred operating losses and may continue to incur operating losses for the foreseeable future. As such, we are subject to all risks incidental to the development of our business, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Additionally, the Company’s financial statements as of March 31, 2016 have been prepared on the assumption that the Company will continue as a going concern.

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
Block-11A¶
ETHIOPIA
KENYA
SOMALIA
UGANDA
TANZANIA

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

Kenya Operations Update

The exploration team is making steady progress toward drilling during the current phase of exploration. 2D seismic mapping has been completed. To date, two basins, Tarach and Anam, in the eastern and western parts of the block respectively, have been identified. 12 drillable prospects have been mapped in the Tarach Basin alone. Volumetric calculations and risk analyses have been completed leading to a total mean resource estimate of 662 MMBO. The well is scheduled to spud on or about March, 2016 if all conditions precedent are met. As of March 31, 2016, drilling rig and equipment mobilization were underway.

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

It is important to remind investors and other stakeholders that no wells have previously been drilled in our Block in Kenya and Chad. While the geological and geophysical work indicates prospectively, there are no guarantees before drilling that there will be a discovery of hydrocarbons. If there is a discovery, there is no guarantee that it will be commercial or in such quantities as to justify a development project.

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

______________________________1 CEPSA is carrying ERHC’s proportionate share of exploration costs except for the first exploration well where ERHC is expected to contribute 25% of its proportionate share of costs of the well.

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
• 2D seismic on focus areas planned for 2016

_______________________________2 PSC originally covered thee Blocks; ERHC voluntarily relinquished two Blocks in 2013, retaining only BDS 2008.  Relinquishment and retention approved by Presidential Decree as provided for in PSC.
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

_______________________________4 R-factor is based on a formula defined in the PSC.

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

None.

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

As a result of the RTO, ERHC now holds 419,089 shares in the common stock of Oando Energy.  The share price of Oando Energy at March 31, 2016 was $0.96 and the total value of the investments as of March 31, 2016 was $403,378.

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

During the six months ended March 31, 2016, the Company retained the services of Deloitte Corporate Finance LLC (DCF) to advise on the Company's oil assets in the Republics of Chad and Kenya, and to seek new strategic investment into the company itself.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In preparing its financial statements and filings, the company considers recent guidance issued related to accounting principles generally accepted in the United States. The Company believes that there has been no new guidance since its most recent annual report on Form 10-KA that have a significant impact on its financial statements.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2016 Compared with the Three Months Ended March 31, 2015

General and administrative expenses increased from $520,695 in the three months ended March 31, 2015 to $619,616 in the three months ended March 31, 2016.  The general and administrative was consistence for the three months ended March 31, 2016 compared to the same period in fiscal year 2015.

Exploration expense increased from $1,926 in the three months ended March 31, 2015 to $375,172 in the three months ended March 31, 2016. The increase was primarily due to drilling preparation cost related to Tarach-1 well in Kenya Block 11A started in the fiscal year 2015.

Other expenses decreased from $1,415,546 in the three months ended March 31, 2015 to $352,184 in the three months ended March 31, 2016. The decrease was primarily due to lower interest expense and loss on embedded derivative related to convertible debts by comparison to the same period in fiscal year ended 2015.

During the three months ended March 31, 2016, the Company had a net income of $704,552 compared with a net loss of $1,957,547 for the three months ended March 31, 2015. The increase in income resulted from the gain on sale of interest in oil and gas concessions of $2,070,000 during the three months ended March 31, 2016, compared with gain of $0 during the same period in fiscal year 2015.

Six Months Ended March 31, 2016 Compared with the Six Months Ended March 31, 2015

General and administrative expenses decreased from $1,349,168 in the six months ended March 31, 2015 to $1,196,056 in the six months ended March 31, 2016.  The decrease was primarily due to decrease in general and administrative expenses as part of our cost savings plan.

Exploration expense increased from $447,914 in the six months ended March 31, 2015 to $780,656 in the six months ended March 31, 2016. The increase was primarily due to drilling preparation cost related to Tarach-1 well in Kenya Block 11A started in the fiscal year 2015.

Other expenses decreased from $2,050,479 in the six months ended March 31, 2015 to $320,715 in the six months ended March 31, 2016. The decrease was primarily due to lower interest expense and loss on embedded derivative related to convertible debts by comparison to the same period in fiscal year ended 2015.

During the six months ended March 31, 2016, the Company had a net income of $393,348 compared with a net loss of $3,646,762 for the six months ended March 31, 2015. The increase in net income resulted from the gain on sale of interest in oil and gas concessions of $2,727,805 during the six months ended March 31, 2016, compared with gain of $239,515 during the same period in fiscal year 2015.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2016, the Company had $1,254,000 in cash and cash equivalents, and a working deficit of $1,884,738. We are implementing a series of steps to fund Kenya drilling campaign, prior to securing potential farm-out on Chad acreage. The fund raising might include:

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

At March 31, 2016, the Company had no off-balance sheet arrangements.

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

As of March 31, 2016, all the Company's exploration and production acreages were located outside the United States.  The Company's primary assets are agreements with Kenya, Chad, STP and the JDA which provide ERHC with rights to participate in exploration and production activities in Kenya, Chad, the EEZ and the JDZ in Africa.  This geographic area of interest is controlled by foreign governments that have historically experienced volatility of which is out of management's control. The Company's operations and its ability to exploit its interests in the agreements in this area may be impacted by this circumstance.

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

The Company's  Chief Executive Officer and Principal Accounting Officer participated in an evaluation by management regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2016.  Based on their participation in that evaluation, the Company's Chief Executive Officer and Principal Accounting Officer concluded that as of March 31, 2016, our disclosure controls and procedures are effective and ensure that the information required to be disclosed in the reports that ERHC files or submits under the Exchange Act, is accumulated and communicated to our management; including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure under the Exchange Act. ERHC officers also concluded on March 31, 2016 that our disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms.

There was no change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Our operation and financial results are subject to various risks and uncertainties that could affect our business, financial condition, results of operations, and trading price of our common stock, including but not limited to, failing financial institutions.  Please refer to our annual report on Form 10-KA for fiscal year 2015 for additional information concerning these and other uncertainties that could negatively impact the Company.

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

ERHC Energy Inc.
Name	Title	Date

/s/ Peter Ntephe	President	May 16, 2016
Peter Ntephe	Chief Executive Officer

/s/ Sylvan Odobulu	Vice President (Admin) and Controller	May 16, 2016
Sylvan Odobulu	Principal Accounting Officer