Form 10-Q
period 2016-06-30
ERHC Energy Inc
filed 2016-08-15
CIK 799235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

(713) 626-4700
(Registrant’s telephone number, including area code)

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

The number of shares of common stock, par value $0.0001 per share, outstanding as of July 30, 2016, was 44,580,479.

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

PART I. FINANCIAL INFORMATION

Item1.	Financial Statements

ERHC ENERGY INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	September 30, 2015

ASSETS

Current assets:
Cash and cash equivalents	$1,300,944	$757,313
Investment in Oando Energy Resources	-	211,699
Deferred debt origination cost – short term	60,216	47,377
Prepaid expenses and other	172,687	207,636

Total current assets	1,533,847	1,224,025

Oil and gas properties	7,446,395	6,016,014
Furniture and equipment, net of accumulated depreciation of $498,298 and $445,626 at June 30, 2016 and September 30, 2015, respectively	81,677	133,349
Deferred debt origination cost – long term	-	14,333

Total assets	$9,061,919	$7,387,721

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$4,206,036	$989,083
Income tax payable	2,739,607	2,739,607
Convertible note payable, net of discount – short term	211,682	253,250
Derivative liability	631,067	725,898

Total current liabilities	7,788,392	4,707,838

Convertible note payable, net of discount – long term	-	2,874

Total liabilities	7,788,392	4,710,712

Commitments and contingencies:

Shareholders’ equity:
Preferred stock, par value $0.0001; authorized 10,000,000 shares; none issued and outstanding	-	-
Common stock, par value $0.0001; authorized 3,000,000,000 shares; issued and outstanding 44,145,667 and 29,216,038 shares at June 30, 2016 and September 30, 2015, respectively	4,414	2,922
Additional paid-in capital	107,326,776	106,047,738
Accumulated other comprehensive loss	-	(1,135,728)
Accumulated deficits	(106,057,663)	(102,237,923)

Total shareholders’ equity	1,273,527	2,677,009

Total liabilities and shareholders’ equity	$9,061,919	$7,387,721

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

ERHC ENERGY INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Nine months ended June 30,
	2016	2015	2016	2015

Costs and expenses:
General and administrative	$583,465	$685,010	$1,779,521	$2,034,178
Exploration expenses	2,275,304	73,000	3,055,960	520,914
Depreciation	15,642	19,467	52,672	58,183
Gain on sale of interest in oil and gas concessions, net	-	-	(2,727,805)	(239,515)
Total costs and expenses	2,874,411	777,477	2,160,348	2,373,760

Other income and (expenses):
Interest income	153	1,062	560	1,975
Loss on MTM of derivative liability	(67,643)	(216,097)	(172,640)	(150,348)
Loss on embedded derivative	(297,903)	(90,001)	(332,387)	(1,349,261)
Loss on available for sale securities	(844,518)	-	(844,518)	-
Recovery from loss on certificate of deposit	-	-	-	291,280
Interest expense	(128,766)	(435,938)	(310,407)	(1,585,099)
Total other income and (expense)	(1,338,677)	(740,974)	(1,659,392)	(2,791,453)

Loss before benefit (provision) for income taxes	(4,213,088)	(1,518,451)	(3,819,740)	(5,165,213)

Benefit (provision) for income taxes:
Current	-	-	-	-
Deferred	-	-	-	-
Total benefit (provision)for income taxes	-	-	-	-

Net loss	$(4,213,088)	$(1,518,451)	$(3,819,740)	$(5,165,213)

Net loss per common share -basic and diluted	$(0.10)	$(0.07)	$(0.11)	$(0.38)

Weighted average number of common shares outstanding – basic and diluted	42,685,912	22,842,177	34,975,264	13,495,041

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ERHC ENERGY INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Nine months ended June 30,
	2016	2015	2016	2015

Net loss	$(4,213,088)	$(1,518,451)	$(3,819,740)	$(5,165,213)
Other comprehensive income (loss):
Unrealized loss on available for sale securities	-	(44,352)	-	(285,098)
Less reclassification of loss to net income	944,049	-	1,135,728	-

Total other comprehensive income (loss)	944,049	(44,352)	1,135,728	(285,098)

Other comprehensive loss	$(3,269,039)	$(1,562,803)	$(2,684,012)	$(5,450,311)

The accompanying notes are an integral part of these unaudited consolidated financial statements

ERHC ENERGY INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended June 30,
	2016	2015
Cash Flows From Operating Activities:
Net loss	$(3,819,740)	$(5,165,213)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and depletion expense	52,672	58,183
Loss on embedded derivative	332,387	1,349,261
Loss on change in fair value of derivatives	172,640	150,348
Gain on sale of interest in oil and gas concessions, net	(2,727,805)	(239,515)
Amortization of convertible debt discount	198,122	1,229,381
Amortization of debt issuance cost	61,898	160,518
Loss on available for sale securities	844,518	-
Stock issued for board compensation	-	8,400
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	34,949	150,936
Accounts payable and other accrued liabilities	2,829,563	(150,768)
Net cash used in operating activities	(2,020,796)	(2,448,469)

Cash Flows From Investing Activities:
Purchase of furniture and equipment	(1,000)	(2,621)
Purchase of oil and gas properties	(2,272,576)	(68,523)
Proceeds from sale of interest in oil and gas concessions	4,000,000	239,515
Proceeds from available for sale securities	502,909	-

Net cash provided by investing activities	2,229,333	168,371

Cash Flows From Financing Activities:
Debt origination costs	(27,004)	-
Principal payment on convertible debt	(32,433)	-
Proceeds from sale of convertible debt – related party	-	250,000
Proceeds from convertible debt	394,531	685,637

Net cash provided by financing activities	335,094	935,637

Net increase (decrease) in cash and cash equivalents	543,631	(1,344,461)
Cash and cash equivalents, beginning of period	757,313	2,182,406
Cash and cash equivalents, end of period	$1,300,944	$837,945
Non-cash investing and financing activities:
Interest paid	$26,190	$-
Income tax paid	$-	$-
Unrealized gain in Investment Oando Energy Resources	$-	$(285,098)
Discount from derivative	$243,850	$724,860
Conversion of note payable to common stock – related party	$-	$250,000
Conversion of note payable to common stock	$436,822	$1,616,966
Derivative liabilities extinguished on conversion – related party	$-	$432,646
Derivative liabilities extinguished on conversion	$843,708	$2,190,172

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ERHC ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND BUSINESS ORGANIZATION

The consolidated financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods on a basis consistent with the annual audited financial statements.  All such adjustments are of a normal recurring nature.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year.  Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to such rules and regulations, although ERHC Energy Inc. (“ERHC” or the “Company”) believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-KA for the fiscal year ended September 30, 2015.

On December 15, 2015, ERHCs’ shareholders approved a hundred for one reverse stock split of ERHC’s common stock. The reverse stock split became effective on January 15, 2016, and ERHCs’ shares of common stock began trading on a post-split basis on the OTC Bulletin Board. Number of common stocks for periods presented in the consolidated financial statements has been retroactively adjusted to reflect the one-for-hundred reverse stock split.

Recent accounting pronouncements

There have been no recently issued accounting pronouncements that have had or are expected to have a material impact on the Company’s consolidated financial statements.

Going Concern

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the ordinary and usual course of business. As of June 30, 2016, the Company has a working capital deficit and negative cash flows from operating activities. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing exploration projects and ultimately on attaining future profitable operations. The Company is continuing with its plan to further seek new opportunity for farm-out its assets in Kenya, Chad and the Săo Tomé and Príncipe Exclusive Economic Zone. Management believes that the Company’s current operating strategy will provide the opportunity for the Company to continue as a going concern as long as the Company continues to obtain additional financing; however there is no assurance that this will occur. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

During the nine months ended June 30, 2016, the Company disposed its investment in the common stock of Oando Energy Resources, Inc. (“OER”), a Canadian oil and gas company that trades on the Toronto Stock Exchange (TSX) and recognized a loss of $844,518.

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

As of June 30, 2016, the Company did not have any derivative instruments that were designated as hedges.

The derivative liability as of June 30, 2016, in the amount of $631,067 has a level 3 classification.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of June 30, 2016:

Derivative Liability

Balance at September 30, 2015	$725,898
Increase in derivative value due to issuances of convertible promissory notes	243,850
Day 1 loss on derivative liabilities	332,387
Decrease in derivative value due to convertible promissory notes converted to common stocks	(843,708)
Change in fair market value of derivative liabilities on convertible notes due to the mark to market adjustment	172,640

Balance at June 30, 2016	$631,067

NOTE 3 – OIL AND GAS PROPERTIES

The following is an analysis of the cost of oil and gas properties at June 30, 2016 and September 30, 2015:

	June 30, 2016	September 30, 2015

DRSTP concession	$2,271,601	$3,113,795
Chad concession	2,802,193	2,800,600
Capitalized drilling cost – Kenya Block 11A	2,270,982	-
Pending concessions in other African countries	101,619	101,619

	$7,446,395	$6,016,014

In October 2015, the Company reached an agreement with Kosmos Energy (NYSE: KOS), a leading independent oil and gas exploration and production company focused on frontier and emerging areas to transfer all ERHC’s rights to Block 11 of the Săo Tomé and Principe Exclusive Economic Zone (EEZ) to Kosmos. The agreement has been approved by the National Petroleum Agency of Sao Tome & Principe (“ANP-STP”) as required in the requisite Production Sharing Contract (“PSC”) for EEZ Block 11. The purchase price for the assigned interest consist of a fixed sum in the amount of $2.5 million signing fee, plus reimbursement for verifiable cost paid by the Company prior to July 1, 2015 subject to maximum amount of $1.5 million.  In connection with this agreement, the Company received $4,000,000 and recognized a gain of $2,727,805 of reimbursement of exploration costs incurred during the six months ended March 31, 2016.

NOTE 4 – CONVERTIBLE DEBT

The Company had the following convertible debt outstanding at June 30, 2016:

Lender	Date of Agreement	Term (Months)	Annual Interest Rate	Face Value	Accrued Interest	Discount	Net Convertible Note Payable	Note Derivative Liability
JMJ Financial #4	3/09/16	12	5.83%	$50,000	$7,223	$55,556	$1,667	$102,964
Adar Bay	3/10/2016	12	8.00%	45,000	1,105	30,611	15,494	94,635
Union Capital #4	4/12/2016	12	8.00%	50,000	866	-	50,866	-
Auctus Private Equity Fund	4/27/2016	9	10.00%	54,250	951	37,213	17,988	129,544
Black Mountain Equities.	5/20/2016	12	8.00%	51,500	463	-	51,963	-
Rock Capital #2	5/26/2016	12	10.00%	55,125	529	-	55,654	-
Crown Bridge Partners	6/2/2016	12	8.00%	53,500	328	44,779	9,049	139,127
Toledo Advisors	6/22/2016	12	10.00%	63,000	138	54,137	9,001	164,797

				$422,375	$11,603	$222,296	$211,682	$631,067

The Company had the following convertible debt outstanding at September 30, 2015:

Lender	Date of Agreement	Term (Months)	Annual Interest Rate	Face Value	Accrued Interest	Discount	Net Convertible Note Payable	Note Derivative Liability
Redwood Fund III	5/15/2014	6	12.00%	$40,000	$5,918	$15,867	$30,051	$114,005
Tonaquint, Inc	10/7/2014	12	22.00%	98,177	46,416	16,700	127,893	128,566
JMJ Financial #3	10/22/2014	24	5.83%	8,900	5,556	11,582	2,874	27,375
LG Capital #2	10/23/2014	12	8.00%	23,533	2,500	9,398	16,635	52,628
Cardinal Capital Group	11/6/2014	24	22.00%	43,998	30,133	41,984	32,147	94,158
Rock Capital	2/6/2015	12	10.00%	23,005	-	20,351	2,654	67,377
Union Capital #3	2/17/2015	12	8.00%	34,500	-	-	34,500	93,039
Adar Bay #2	2/19/2015	12	8.00%	12,000	-	11,742	258	39,280
LG Capital #3	3/10/2015	12	8.00%	52,500	-	43,388	9,112	109,470
				$336,613	$90,523	$171,012	$256,124	$725,898

During the nine months ended June 30, 2016, the Company issued an aggregate of 14,929,629 shares of common stock for conversion of convertible debts of $436,822 and decrease in derivative value due to conversion of $843,708. Amortization expense on debt discount during the nine months ended June 30, 2016 was $198,122.

The following table summarizes conversion terms of the notes outstanding at June 30, 2016:

Lender	Date of Agreement	Term Of Conversion	Eligible for Conversion
JMJ Financial	March 9, 2016	Conversion Price shall be lesser of $0.06 or 60% of lowest trade price in the 25 trading days previous to conversion.	180 after the effective dates
Adar Bay	March 10, 2016
Conversion price shall equal be 50% of the lowest trading price of the Common Stock as reported on the National Quotations Bureau OTCQB exchange which the Company’s shares are traded or any exchange upon which the Common Stock may be traded in the future, for the twenty prior trading days including the day upon which a Notice of Conversion is received by the Company.
On effective date
Union Capital	April 12, 2016
Conversion Price for each share of Common Stock equal to 40% of the lowest closing bid price of the Common Stock as reported on the National Quotations Bureau OTCQB exchange which the Company’s shares are traded or any exchange upon which the Common Stock may be traded in the future (“Exchange”), for the twenty prior trading days including the day upon which a Notice of Conversion is received by the Company (provided such Notice of Conversion is delivered by fax or other electronic method of communication to the Company after 4 P.M. Eastern Standard or Daylight Savings Time if the Holder wishes to include the same day closing price)”.
180 after the effective date
Auctus Private Equity Fund, LLC	April 27, 2016
Conversion Price shall equal the lesser of (i) 55% multiplied by the lowest Trading Price (as defined below) (representing a discount rate of 45%) during the previous twenty-five (25) Trading Day period ending on the latest complete Trading Day prior to the date of this Note and (ii) the Variable Conversion Price
On effective date
Black Mountain Equities, Inc.	May 20, 2016
Conversion Price shall equal 60% of the lowest trade occurring during the twenty (20) consecutive Trading Days immediately preceding the applicable Conversion Date on which the Holder elects to convert all or part of this Note, subject to adjustment as provided in this Note.
150 after the effective date
Rock Capital	May 26, 2016
Conversion Price for each share of Common Stock equal to 50% of the lowest trading price of the Common Stock as reported on the National Quotations Bureau OTCQB exchange which the Company’s shares are traded or any exchange upon which the Common Stock may be traded in the future (“Exchange”), for the twenty prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer agent
180 after the effective date
Crown Bridge Partners LLC	June 2, 2016
Variable Conversion Price shall mean 50% multiplied by the Market Price (as defined herein)(representing a discount rate of 50%). “Market Price” means the lowest one (1) Trading Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the last complete Trading Day prior to the Conversion Date.
On effective date
Toledo Advisors LLC	June 22, 2016
Conversion Price for each share of Common Stock equal to 50% of the lowest trading price of the Common Stock as reported on the National Quotations Bureau OTCQB exchange which the Company’s shares are traded or any exchange upon which the Common Stock may be traded in the future (“Exchange”), for the  twenty prior trading days
On effective date

As of June 30, 2016, the Company recorded the following deferred origination costs related to the convertible notes:

Lender	Date of Agreement	Finder’s Fees	Deferred Debt Origination Costs Due at Maturity	Legal and Other Debt Origination Costs	Deferred Debt Origination Costs at September 30, 2015	Additions	Amortization	Deferred Debt Origination Costs at June 30, 2016

Various	Various	$-	$-	$52,500	$14,340	$-	$14,340	$-
Tonaquint, Inc #2	10/7/2014	10,000	5,000	15,000	15,098	-	15,098	-
JMJ Financial # 3	10/22/2014	5,000	-	5,556	5,000	-	5,000	-
LG Capital #2	10/23/2014	5,000	2,500	2,500	506	-	506	-
Cardinal Group	11/6/2014	-	8,500	6,500	9,333	-	9,333	-
KBM Worldwide #7	1/12/2015	-	4,500	-	4,500	-	4,500	-
Rock Capital	2/6/2015	-	1,000	4,500	5,311	-	5,311	-
Union Capital #3	2/17/2015	-	1,500	4,500	1,500	-	1,500	-
Adar Bay #2	2/19/2015	-	3,500	-	3,500	-	3,500	-
LG Capital #3	3/10/2015	-	4,000	7,500	2,622	-	2,622	-
JMJ Financial # 4	3/9/2016	-		-	-	10,556	188	10,368
Adar Bay #3	3/10/2016	-	-	-	-	4,275	-	4,275
Union Capital #4	4/12/2016	-	-	-	-	4,000	-	4,000
Auctus Private Equity Fund	4/27/2016	-	-	-	-	7,750		7,750
Black Mountain Equities.	5/20/2016	-	-	-	-	6,500		6,500
Rock Capital #2	5/26/2016	-	-	-	-	9,125		9,125
Crown Bridge Partners	6/2/2016	-	-	-	-	7,500		7,500
Toledo Advisors	6/22/2016	-	-	-	-	10,698		10,698

		$20,000	$30,500	$98,556	$61,710	$60,404	$61,898	$60,216

NOTE 5 – DERIVATIVE LIABILITIES

As described in Notes 2 and 4, the Company has identified embedded derivatives in notes payables and outstanding warrants.

The fair value of the embedded derivatives related to the convertible notes payable, comprising conversion feature with the reset provisions and the default provisions, at issuance and June 30, 2016 was determined using the multinomial lattice models that value the derivative liability based on a probability weighted discounted cash flow model.  These models are based on future projections of the various potential outcomes and utilize the following assumptions:

•	The stock price would fluctuate with the Company projected volatility;

•	The Derivative Convertible Notes convert at 40% to 60% of the market prices;

•	An event of default would occur initially 0% of the time, increasing 1.00% per month until it reaches 10%;

•	The projected volatility curve for each valuation period was based on the historical volatility of the Company, ranging between 393% and 525%;

•	The Company would redeem the notes initially 0% of the time, and increase monthly by 1.00% to a maximum of 5.00%;

•	The holders of the notes would automatically convert the notes at the maximum of two times the conversion price if the Company is not in default, with the target conversion price dropping as maturity approaches; and

•	The Holder would convert the note early after 0-90-180 days and at maturity if the registration was effective and the Company was not in default.

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

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date and to fair value as of each subsequent reporting date which at June 30, 2016 was an aggregate of $631,067.

During the Nine months ended June 30, 2016, the Company recorded an aggregate $172,640 loss on change in fair value of derivative liabilities. See Note 2 for more information.

NOTE 6 – INCOME TAX PAYABLE

During January 2016, the IRS examination identified certain deductions taken by the Company in its 2006 tax year that were disallowed.  The disallowance resulted from stock based compensation expense that the Company had recognized as a deductible expense in its 2006 tax return. The disallowance was the outcome of an Internal Revenue Service audit of ERHC’s 2006 return, which audit lasted nearly seven years and has been previously disclosed.  As of June 30, 2016, the income tax payable was in the amount of $2,739,607. The Company is working with the Internal Revenue Service to resolve the matter.

NOTE 7 - STOCKHOLDERS’ EQUITY

On December 15, 2015, ERHCs’ shareholders approved a hundred for one reverse stock split of ERHC’s common stock. The reverse stock split became effective on January 15, 2016, and ERHCs’ shares of common stock began trading on a post-split basis on the OTC Bulletin Board. The numbers of common stock for periods presented in the consolidated financial statements have been retroactively adjusted to reflect the one-for-hundred reverse stock split.

During the nine months ended June 30, 2016 and 2015, the Company recognized compensation expense of $0 and $8,400, respectively, related to service granted by the Board of Directors.

During the nine months ended June 30, 2016 and 2015, the Company issued an aggregate of 14,929,629 and 18,760,934, respectively, shares of common stock for conversion of convertible debts of $436,822 and $1,616,966, respectively, and decrease in derivative value due to conversion of 843,708 and $2,190,172, respectively .

During the nine months ended June 30, 2016 and 2015, the Company issued of 0 and 928,254, respectively, shares of common stock to its related party for conversion of convertible debts of $0 and $250,000, respectively, and decrease in derivative value due to conversion of $0and $432,646, respectively.

As of June 30, 2016 and 2015, there were 0 and 41,500 options outstanding, respectively; none of which are exercisable.  These options have a weighted average remaining term of six days and an intrinsic value of zero. Unamortized compensation cost related to these options amounted to $0.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

COMMITMENTS UNDER PRODUCTION SHARE CONTRACTS

Republic of Kenya Concession Fees and Other Financial Commitments

On June 28, 2012, ERHC entered into a production sharing contract (“PSC”) with the Government of the Republic of Kenya for certain land based hydrocarbon exploration and production of Block 11A located in northwestern Kenya.

In October 2013, the Company entered into a farm-out agreement with CEPSA Kenya Limited, an affiliate of Compañía Española de Petróleos, S.A.U., an international oil and gas company (“CEPSA”). Under the terms of this agreement, the Company assigned and transferred 55% of its participating interest in Kenya Block 11A to CEPSA. In exchange for the transferred rights, CEPSA will carry the Company’s proportionate share of obligations and financial costs under the terms and conditions outlined in the farm-out agreement. The agreement was approved in January 2014 by the Kenyan Government and from February 2014, CEPSA took over from ERHC as operator under the production sharing contract (“PSC”) for Kenya Block 11A.

Republic of Chad Concession Fees and Other Financial Commitments

On June 30, 2011, ERHC entered into a production sharing contract (“PSC”) with Chad for certain onshore hydrocarbon exploration and development.  In September 2013, the Ministry of Energy and Petroleum of Chad approved ERHC’s application to voluntarily relinquish two of the three Blocks covered by the PSC.

As of June 30, 2016, ERHC has paid or incurred:

a.	$2,000,000 as the entire signature bonus

b.	$320,600 in advisers’ and ancillary costs related to the PSC

c.	$480,000 as legal fees and costs for the drafting and negotiation of the PSC, as provided for in the PSC

d.	$190,872 as costs of Environmental Impact Study, as provided for in the PSC

e.	$448,000 on Aeromagnetic data acquisition survey, in fulfillment of work program obligations under the PSC

f.	$378,374 2015 Training and Surface rental fees, as provided in the PSC

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

The following discussion should be read in conjunction with the Company’s unaudited consolidated financial statements (including the notes thereto) and Item 1A of Part II; “Risk Factors,” included elsewhere in this report and the Company’s audited consolidated financial statements and the notes thereto, Item 7; and  “Management’s Discussion and Analysis of Financial Condition and Plan of Operations” and Item 1A, “Risk Factors” included in the Company’s Annual Report on Form 10-KA for the fiscal year ended September 30, 2015.  The Company’s historical results are not necessarily an indication of trends in operating results for any future period.   References to “ERHC” or the “Company” mean ERHC Energy Inc., a Colorado corporation, and, unless expressly stated or the context otherwise requires, its wholly owned subsidiary.

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

We are including the following cautionary statement to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by us, or on our behalf.  This Quarterly Report on Form 10-Q contains forward-looking statements.  Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements which are other than statements of historical facts.  Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements.  Our expectations, beliefs and projections are expressed in good faith and are believed by us to have a reasonable basis, including without limitations, management’s examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that management’s expectations, beliefs or projections will result or be achieved or accomplished.  In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements: geopolitical instability where we operate; our ability to meet our capital needs; our ability to raise sufficient capital and/or enter into one or more strategic relationships with one or more industry partners to execute our business plan; our ability and success in finding, developing and acquiring oil and gas reserves; our ability to respond to changes in the oil exploration and production environment, competition, and the availability of personnel in the future to support our activities.

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

The Company has no sources of revenue and a history of losses from operations

The Company’s business is in an early stage of development.  The Company has not generated any operating revenue since its entry into the oil and gas industry and has incurred significant operating losses.  We have historically incurred operating losses and may continue to incur operating losses for the foreseeable future. As such, we are subject to all risks incidental to the development of our business, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Additionally, the Company’s financial statements as of June 30, 2016 have been prepared on the assumption that the Company will continue as a going concern.

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

In October, 2013, ERHC entered into a farm-out agreement with CEPSA Kenya Limited, an affiliate of Compañía Española de Petróleos, S.A.U., an international oil and gas company (“CEPSA”). The farm-out agreement was approved by the Government of the Republic of Kenya during the quarter ended June 30,2014. Under terms of the agreement, ERHC transferred majority of its interest in Kenya Block 11A as well as operatorship to CEPSA. The farm-out agreement includes a carry and other considerations.

Kenya Operations Update

The exploration team is making steady progress toward drilling during the current phase of exploration. 2D seismic mapping has been completed. To date, two basins, Tarach and Anam, in the eastern and western parts of the block respectively, have been identified. 12 drillable prospects have been mapped in the Tarach Basin alone. Volumetric calculations and risk analyses have been completed leading to a total mean resource estimate of 662 MMBO. The drilling of Tarach 1 well commenced March 2016 and drilling results are currently being reviewed.

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

Key Provisions of the ERHC’s PSC on Block 11A
KENYA BLOCK 11A

LICENSE:	PSC with the Government of Kenya (effective September 2012)

PARTIES:	ERHC (35%); CEPSA (55%); Government of Kenya (10%)[1]

WORK PROGRAM:

Phase 1 (2 years – September 2012 to September 2014)
Minimum Work	Minimum Expenditure	Status
Acquire and interpret 1,000 square kilometers of gravity and magnetic data	$250,000	Completed: 14,943.8 line kilometers of FTG data acquired by January 2014 at an estimated total cost of $2,700,000.
Acquire and interpret 1,000 kilometers of 2D seismic data	$10,000,000	Completed: 1,086.6 line kilometers of 2D seismic data acquired by August 2014 at an estimated total cost of $28,300,000

Phase 2 (2 years – September 2014 to September 2016)
Minimum Work	Minimum Expenditure	Status
Acquire 750 square kilometers of 3D seismic data	$30,000,000	Decision taken not to acquire 3D seismic but to proceed to drilling based on FTG and 2D seismic
OR	OR
Drill one (1) well to a minimum depth of 3,000m	$30,000,000	Completed. Results under review

Phase 3 (2 years – September 2016 to September 2018)
Minimum Work	Minimum Expenditure	Status
Drill one (1) well to a minimum depth of 3,000m	$30,000,000	Not yet arisen

OTHER FINANCIAL OBLIGATIONS:
Ministry Training Fund	$175,000 per annum during the exploration period

$200,000 per annum (minimum) from adoption of first development plan

Social Projects:	$50,000 per annum (minimum)

Surface Rentals:	$5/km2 per annum (exploration phase 1); $10/km2 per annum (exploration phase 2); $15/km2 per annum (exploration phase 3)

$100/km2 per annum (development and production period)

Cost Recovery:

Cost Oil	Up to 60% of Cost Oil each fiscal year

Profit Oil
Incremental Production Tranches	Government Share	Contractor Share
0-30,000 barrels per day	50%	50%
Next 25,000 barrels per day	60%	40%
Next 25,000 barrels per day	65%	35%
Next 20,000 barrels per day	70%	30%
Above 100,000 barrels per day	78%	22%

______________________________

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

During the quarter ended June 30,2014, the Company received the arrêté (decree) of the President of Chad giving presidential seal of approval to the Company’s request to obtain oil exploration Block BDS 2008 and its voluntary relinquishment of the Manga and Chari-Ouest III Blocks.

Chad Operations Update

ERHC’s exploration team is developing a Request for Proposals for a 2-D seismic acquisition program. The exploration team continues to work on securing regulatory approvals for the seismic program in ERHC’s two focus areas. One is north of Esso’s Tega and Maku discoveries in the Doseo basin and the other is east of and on trend with OPIC’s Benoy-1 margin discovery in the Doba basin.  Based on an earlier aero-magnetic and gravity survey and other available data, ERHC estimates total Petroleum Initially in Place (PIIP) for one of the two focus areas is 278 million barrels (with a high case of 876 million barrels).

Given the current environment and continued constraints on funding for oil exploration activities, one option we are exploring is the possibility of a right-to-earn partnership in exchange for seismic services. Other options include relinquishment if the environment continues to be unconducive for oil exploration funding.ERHC holds a 100 percent interest in BDS 2008.

Focus Areas
ERHC’s exploration focus is on Block BDS 2008 which measures 41,800 square kilometers or 10,329,000 acres. Within this block, two focus areas have been identified:

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

_______________________________

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

_______________________________

4 R-factor is based on a formula defined in the PSC.

ERHC’s exploration team has commenced planning toward 2-D seismic acquisition. The information gathered through an airborne gravity/magnetic survey of the Block in Southern Chad proved to be a significant improvement on current data resolution. ERHC’s sub-contractor, Bridgeporth Ltd., a specialist geosciences company, completed the survey during the fourth quarter of 2014, confirming the preliminary leads and revealing additional targets. The main conclusions of the study are as follows:

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

Under the terms of the Participation Agreements Sinopec and Addax agreed to pay all of ERHC’s future costs for petroleum operations (“the carried costs”) in respect of ERHC’s retained interests in the blocks.  Additionally, Sinopec and Addax are entitled to 100% of ERHC’s allocation of cost oil plus up to 50% of ERHC’s allocation of profit oil from the retained interests on individual blocks until Sinopec and Addax Sub recover 100% of ERHC’s carried costs.

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

ERHC’s Rights in the EEZ

Under a 2001 agreement with the Government of Sao Tome and Principe (“STP”), ERHC was vested with the rights to participate in exploration and production activities in the EEZ.  These rights included (a) the right to receive up to 100% of two blocks of ERHC’s choice and (b) the option to acquire up to a 15% paid working interest in each of two additional blocks of ERHC’s choice in the EEZ.  In 2010, ERHC exercised its rights to receive up to 100% of two blocks of ERHC’s choice in the EEZ and was duly awarded Blocks 4 and 11 of the EEZ by the Government of STP.  ERHC transferred its interests in and rights to EEZ Block 11 to Kosmos Energy in 2015 as earlier disclosed.  ERHC retains 100% of EEZ Block 4.

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

During the nine months ended June 30, 2016, ERHC’s investment in the common stock of Oando Energy Resources, Inc. (“OER”), a Canadian oil and gas company that trades on the Toronto Stock Exchange (TSX) was purchased by the majority shareholder of OER, pursuant to a shareholder approved buyout, and recognized a loss of $844,521.

CURRENT PLANS FOR OPERATIONS

ERHC’s principal assets are its interests in rights for exploration for hydrocarbons in Kenya, Chad, the JDZ and the EEZ. ERHC has no current sources of income from its operations. The Company plans to develop its business by the acquisition of other assets which may include revenue-producing assets in diverse geographical areas and the forging of strategic, new business partnerships and alliances.  ERHC cannot currently predict the outcome of negotiations for acquisitions, or, if successful, their impact on the Company’s operations.

 PLANS FOR FUNDING OF POTENTIAL ACQUISITIONS

ERHC’s future plans will depend on the Company’s ability to attract new funding. The Company is implementing a series of steps to fund the geophysical work, including magnetic/gravity and seismic surveys, prior to securing potential farm-out on Chad acreage. Said funding steps include but are not limited to the issuance of a series of convertible notes, which the Company has commenced, issuance of shares of common stock through registered direct offerings, which the Company plans to commence shortly and farm-outs to potential partners on its assets in Africa. The fund raising might include:

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2016 Compared with the Three Months Ended June 30, 2015

General and administrative expenses decreased from $685,010 in the three months ended June 30, 2015 to $583,465 in the three months ended June 30, 2016.  The decrease was primarily due to decrease in general and administrative expenses as part of our cost savings plan

Exploration expense increased from $73,000 in the three months ended June 30, 2015 to $2,275,304 in the three months ended June 30, 2016. The increase was primarily due to drilling cost related to Tarach-1 well in Kenya Block 11A.

Other expenses increased from $740,974 in the three months ended June 30, 2015 to $1,338,677 in the three months ended June 30, 2016. The increase was primarily due to a loss of $844,518 recognized from sale of investment in common stock of Oando Energy Resources; which offset by the decrease in interest expense related to convertible debts by comparison to the same period in fiscal year ended 2015.

During the three months ended June 30, 2016, the Company had a net loss of $4,213,088 compared with a net loss of $1,518,451 for the three months ended June 30, 2015. The increase in net loss was primarily due to increase in exploration expense for drilling cost related to Tarach-1 well in Kenya Block 11A and loss from the sale of investment in common stock of Oando Energy Resources.

Nine months ended June 30, 2016 Compared with the Nine months ended June 30, 2015

General and administrative expenses decreased from $2,034,178 in the nine months ended June 30, 2015 to $1,779,521 in the nine months ended June 30, 2016.  The decrease was primarily due to decrease in general and administrative expenses as part of our cost savings plan.

Exploration expense increased from $520,914 in the nine months ended June 30, 2015 to $3,055,960 in the nine months ended June 30, 2016. The increase was primarily due to drilling cost related to Tarach-1 well in Kenya Block 11A.

Other expenses decreased from $2,791,453 in the nine months ended June 30, 2015 to $1,659,392 in the nine months ended June 30, 2016. The decrease was primarily due to lower interest expense and loss on embedded derivative related to convertible debts by comparison to the same period in fiscal year ended 2015.

During the nine months ended June 30, 2016, the Company had a net loss of $3,819,740 compared with a net loss of $5,165,213 for the nine months ended June 30, 2015. The decrease in net loss was primarily due to lower interest expense and loss on embedded derivative related to convertible debts by comparison to the same period in fiscal year ended 2015; which offset by the increase in drilling cost related to Tarach-1 well in Kenya Block 11 and loss recognized from the sale of investment in common stock of Oando Energy Resources.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2016, the Company had $1,300,944 in cash and cash equivalents, and a working deficit of $6,254,545. The Company’s fundraising efforts might include

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

At June 30, 2016, the Company had no off-balance sheet arrangements.

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

As of June 30, 2016, all the Company’s exploration and production acreages were located outside the United States.  The Company’s primary assets are agreements with Kenya, Chad, STP and the JDA which provide ERHC with rights to participate in exploration and production activities in Kenya, Chad, the EEZ and the JDZ in Africa.  This geographic area of interest is controlled by foreign governments that have historically experienced volatility of which is out of management’s control. The Company’s operations and its ability to exploit its interests in the agreements in this area may be impacted by this circumstance.

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

The Company’s  Chief Executive Officer and Principal Accounting Officer participated in an evaluation by management regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2016.  Based on their participation in that evaluation, the Company’s Chief Executive Officer and Principal Accounting Officer concluded that as of June 30, 2016, our disclosure controls and procedures are effective and ensure that the information required to be disclosed in the reports that ERHC files or submits under the Exchange Act, is accumulated and communicated to our management; including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure under the Exchange Act. ERHC officers also concluded on June 30, 2016 that our disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms.

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ERHC Energy Inc.

Name	Title	Date

/s/ Peter Ntephe	President	August 15, 2016
Peter Ntephe	Chief Executive Officer

/s/ Sylvan Odobulu	Vice President (Admin) and Controller	August 15, 2016
Sylvan Odobulu	Principal Accounting Officer