Form 10-K
period 2016-09-30
ERHC Energy Inc
filed 2017-01-19
CIK 799235

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2016

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 31, 2016 was $2,108,791.

On December 31, 2016, the registrant had  shares of common stock issued and outstanding 952,399,512.

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

ERHC is currently acquiring oil and gas properties in Texas. These US acquisitions are being carried on by and in the name of NewStar Oil& Gas Company, Inc., a wholly owned subsidiary of ERHC (“NewStar”). NewStar is incorporated under the laws of the State of Texas. The focus of all acquisitions by Newstar will be producing or near-producing properties with significant upside potential.

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

In October, 2013, ERHC entered into a farm-out agreement with CEPSA Kenya Limited, an affiliate of Compañía Española de Petróleos, S.A.U., an international oil and gas company ("CEPSA"). The farm-out agreement was approved by the Government of the Republic of Kenya during the quarter ended June 30, 2014. Under terms of the agreement, ERHC transferred majority of its interest in Kenya Block 11A as well as operatorship to CEPSA. The farm-out agreement includes a carry and other considerations.

Kenya Operations Update

•
As previously advised, the Tarach-1 well was always designed as an exploratory well. An exploratory well is drilled purely for information gathering (“exploration”) purposes in an area that is yet unproven with regard to petroleum resources. The site selection for an exploratory well is based on seismic data and other pre-drill geoscientific surveys.

•
Operator analysis of the results if the Tarach-1 well shows that it did not encounter any reservoirs. The operator has therefore classified Tarach-1 a dry well. The well has accordingly been plugged and abandoned

It is important to remind investors and other stakeholders, while the pre-drill geological and geophysical work might indicate prospectively and reasonable chances of success, there are no guarantees before drilling that there will be a discovery of hydrocarbons. If there is a discovery, there is no guarantee that it will be commercial or in such quantities as to justify a development project.

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

During the quarter ended June 30, 2014, the Company received the arrêté (decree) of the President of Chad giving presidential seal of approval to the Company’s request to obtain oil exploration Block BDS 2008 and its voluntary relinquishment of the Manga and Chari-Ouest III Blocks.

ERHC BLOCKS
Central African Shear Zone
Rift
CHAD
Sudan
SILTOU BASIN
Chad
Niger
FAYA LARGEAU BASIN
CASZ
Nigeria
BENUE TROUGH
DOSEO BASIN
Central African Republic
DOBA BASIN
Major Tectonic Elements of Chad

Manga Block
CHAD
BORKOU
AOZOU
N'Djamena
Oil Refinery
Lake Chad
Bongor
Abéché
Faya
Koro Toro
Rig Rig
Mao
Zigey
Moussoro
Massakory
Oum Hadjer
Ati
Mongo
Massenya
Yarda
Ouniangá Kébir
BDS 2008
Chari-Ouest III
Doba Basin Oil Field

Chad Operations Update

As of September 30, 2016, ERHC continues to talk with potential farm-in partners. The next stage of exploration is a seismic survey on ERHC’s two focus areas. ERHC is exploring, as one of its funding options, the possibility of a right-to-earn partnership in exchange for seismic services. Based on the result of an aero-magnetic and gravity survey that ERHC completed over the Block, total Petroleum Initially in Place (PIIP) for one of ERHC's two focus areas has been estimated at 278 million barrels (with a high case of 876 million barrels). ERHC holds a 100 percent interest in BDS 2008.

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

ERHC ENERGY

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
3 PSC provides for exploration period to run from date of grant of Exclusive Exploration Authorization (“EEA”).  EEA granted to ERHC in June 2012.

Phase 2 (3 years)
Minimum Work	Minimum Expenditure	Status
Unspecified: annual work program to be proposed yearly by contractor	$1,000,000	ERHC proposes an exploration well in this period if Phase 1 G&G studies justify

OTHER FINANCIAL OBLIGATIONS:

Ministry Training Fund	$250,000 per annum during the exploration period

$500,000 per annum during the exploitation period

Social Projects:	None specified in the PSC

Surface Rentals	$1/km2 per annum (Exploration Phase 1); $5/ km2 per annum (Exploration Phase 2); $10// km2 per annum (Extension)

$100/ km2 per annum (Exploitation Phase 1); $150/ km2 per annum (Exploitation Phase 1)

COST RECOVERY AND PRODUCTION SHARING:

Royalty	14.25% for crude oil

5% for natural gas

Cost Oil	Up to 70% of net production after deduction of royalty

Profit Oil
R-Factor, as defined by the PSC [4]	Less than or equal to 2.25	Between 2.25 and 3	Greater than 3
Contractor’s share of profit oil	60%	50%	40%
State’s share of profit oil	40%	50%	60%

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

JDZ Operations Update

The JDZ partnership is currently assessing the data for possible new exploration play concepts in this area. As of September 30, 2016 The Nigeria - São Tomé and Príncipe Joint Development Authority (JDA) continues to engage with the remaining JDZ contracting parties, including ERHC, on the way forward for further exploration.

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

EEZ Operations Update

ERHC has concluded negotiation of the terms of a Production Sharing Contract with the National Petroleum Agency of São Tomé and Principe (ANP-STP) for Block 4. The Company is currently in discussions with potential farm in partners. ERHC holds a 100 percent interest in EEZ Block 4, and 15% right to paid working interest in each of two additional blocks of the EEZ.

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

During the year ended September 30, 2016, ERHC’s investment in the common stock of Oando Energy Resources, Inc. (“OER”), a Canadian oil and gas company that trades on the Toronto Stock Exchange (TSX) was purchased by the majority shareholder of OER, pursuant to a shareholder approved buyout.

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

The Company has no sources of revenue and a history of losses from operations

The Company’s business is in an early stage of development.  The Company has not generated any operating revenue since its entry into the oil and gas industry and has historically incurred significant operating losses.  The Company may continue to incur operating losses for the foreseeable future. As such, the Company is subject to significant risks and may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect its business. The Company’s financial statements as of September 30, 2016 have been prepared on the assumption that the Company will continue as a going concern. The Company’s business requires significant financial resources.  The ability of the Company to continue as a going concern is dependent on raising additional capital to fund its exploration projects and for other working capital requirements. There can be no assurance that the Company will be successful in its efforts to raise additional financing or if financing is available, that it will be on terms acceptable to the Company.

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

At September 30, 2016, the Company’s major assets are located outside the United States.  The Company’s primary assets are cash in various financial institutions and agreements with Kenya, Chad, the DRSTP and the JDA, which provide ERHC with rights to participate in exploration and production activities in Kenya, Chad, the EEZ and the JDZ.  Production is subject to political risks which are inherent in all foreign operations.  The Company’s ability to exploit its interests in this area pursuant to such agreements may be adversely impacted by this circumstance.

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

As described in more detail in “Item 7 Future Capital Requirements” of this Form 10-K, the Company’s minimum working capital requirements in 2017 will be approximately $13,100,000.

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

Stock Price Highs & Lows
	High	Low
	(Price per share)
Fiscal Year 2016
First Quarter	$0.002	$0.001
Second Quarter	$0.440	$0.014
Third Quarter	$0.090	$0.033
Fourth Quarter	$0.055	$0.006

Fiscal Year 2015
First Quarter	$0.053	$0.070
Second Quarter	$0.023	$0.001
Third Quarter	$0.003	$0.001
Fourth Quarter	$0.004	$0.001

As of December 31, 2016, there were approximately 2,200 stockholders of record.  The closing price of the common stock as reported on the OTC Bulletin Board on December 31, 2016 was $0.0002. The Company has not paid any dividends during the last three fiscal years and does not anticipate paying any cash dividends in the foreseeable future.

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

None.

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

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update ASU 2015-03 “Simplifying the Presentation of Debt Issuance Costs” (ASU 2015-03). ASU 2015-03 changes the presentation of debt issuance costs in financial statements. Upon adoption of ASU 2015-03, debt issuance costs will be reported in the balance sheet as a direct deduction from the related debt liability rather than as an asset. We adopted ASU 2015-03 retrospectively during the year ended September 30, 2016.  As a result, $19,664 and $61,710 of debt issuance costs were recorded as a reduction of total debt at September 30, 2016 and September 30, 2015, respectively.

In March, 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. For public business entities, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period.

In March, 2016, the FASB issued ASU No. 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments (a consensus of the Emerging Issues Task Force). For public business entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. For entities other than public business entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.

In March, 2016, the FASB issued ASU No. 2016-07, Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. Effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted.

In May, 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by Update 2014-09). Accounting Standards Update 2015-14,Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year.

In August, 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments(a consensus of the Emerging Issues Task Force). Effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period.

Results of Operations

Year Ended September 30, 2016 Compared with Year Ended September 30, 2015

General and administrative expenses decreased from $2,828,685 in the year ended September 30, 2015 to $2,413,404 in the year ended September 30, 2016.  The decrease was primarily due to decrease in general and administrative expenses as part of our cost savings plan.

Exploration expense increased from $1,425,592 in year ended September 30, 2015 to $10,510,061 in the year ended September 30, 2016. The increase was primarily due to exploration cost related to Tarach-1 well in Kenya Block 11A started during the year 2016.

During the year ended September 30, 2016, we had a net loss of $12,046,858 compared with a net loss of $6,631,403 for the year ended September 30, 2015.  The increase in net loss was primarily due to increase in exploration cost of $9,084,469 and loss of $841,948 recognized from sale of investment in common stock of Oando Energy Resources, which offset by decrease in interest expenses of $2,099,464 and loss on embedded derivative of $629,631 related to our convertible debts during the year ended September 30, 2016 compared the same period in 2015.

Liquidity

Year Ended September 30, 2016 Compared with Year Ended September 30, 2015

Net cash used by operating activities during the year ended September 30, 2016 was $4,744,786, an increase of $2,351,471 from cash used by operating activities of $2,393,315 in the year ended September 30, 2015.  This increase was primarily due to increase in payable of exploration expense related to Tarach-1 well in Kenya Block 11A started during the year 2016.

Net cash provided by investing activities during the year ended September 30, 2016 was $3,991,906, a change of $3,766,284 from cash provided by investing activities of $225,622 for the year ended September 30, 2015.  The change in cash used in investing activities was primarily due to the increase in proceeds from sales of EEZ Block 11 interest in oil and gas concessions of $4,000,000 for the year ended September 30, 2016.

Net cash provided by financing activities during the year ended September 30, 2016 was $435,111, a decrease of $307,489 from $742,600 in the year ended September 30, 2015.  This decrease was primarily due to less proceeds from convertible debts were issued during the year ended September 30, 2016 compared to the same period in 2015.

Capital Resources

Our working capital (defined as current assets minus current liabilities) has historically been generated primarily from the following sources: investing cash flow (proceeds from sale of partial interest in DRSTP and Kenya concessions) and financing cash flows (proceeds from sale of common stock under various arrangements).

As of September 30, 2016, the Company had $439,544 in cash and cash equivalents and working capital deficit of $12,596,993.  We are implementing a series of steps to fund the deficits. The fund raising might include:

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

Off-Balance Sheet Arrangements

At September 30, 2016, the Company had no off-balance sheet arrangements.

Short –Term Obligations

As of September 30, 2016, the Company had a total of $13,066,042 in short-term obligations. These short-term obligations include accounts payable of $9,273,608, account payable – related party of $100,438, income tax payable of $2,739,607, $181,535 in convertible short term notes payable and $770,854 of short term derivative liability.

Contractual Obligations and Commercial Commitments

The following table provides information at September 30, 2016, about the Company’s contractual obligations and commercial commitments.  The table presents contractual obligation by due dates and related contractual commitments by expiration dates.

Contractual Obligations	Total		Less Than 1 Year		1-3 Years	3-5 Years	More Than 5 Years

Kenya license interest	$		$		$-	$-	$-
Chad license interest (1)		14,081,800		250,000	4,250,000	9,581,800	-
Operating lease (2)		110,968		110,968			-

Total		$14,192,768		$360,968	$4,250,000	$9,581,800	$-

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

At September 30, 2016, all the Company’s oil and gas exploration acreages were located outside the United States.  The Company’s primary assets are agreements with Government of the Republic of Kenya, the Republic of Chad, the DRSTP and the JDA, which provide ERHC with rights to participate in exploration and production activities in the Republic of Kenya, the Republic of Chad, and in Gulf of Guinea off the coast of West Africa.  This geographic area of interest is controlled by foreign governments that have historically experienced volatility, which is out of management’s control. The Company’s ability to exploit its interests in the agreements in this area may be impacted by this circumstance.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
ERHC Energy Inc.

We have audited the accompanying consolidated balance sheet of ERHC Energy Inc. and its subsidiaries (collectively the “Company”) as of September 30, 2016, and the related consolidated statements of operations, other comprehensive loss, changes in shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of ERHC Energy Inc. and subsidiaries as of September 30, 2015, were audited by other auditors whose report dated December 22, 2015 (except for Note 1, 2 and 7, which is as May 10, 2016) expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ERHC Energy Inc. and its subsidiaries as of September 30, 2016, and the results of its operations, other comprehensive loss, changes in shareholders’ equity, and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has insufficient working capital, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas
January 19, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders’ of
ERHC Energy Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheet of ERHC Energy Inc. and its subsidiaries   (collectively the “Company”) as of September 30, 2015 and the related consolidated statement of operations, other comprehensive loss, changes in shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the accompanying consolidated financial statements of the Company present fairly, in all material respects, their consolidated financial position as of September 30, 2015, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the consolidated financials, the 2015 financial statements have been restated to reflect an adjustment related to income taxes.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred a net loss and working capital deficit, which raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/ MaloneBailey, LLP
MaloneBailey, LLP
Houston, Texas
December 22, 2015, except for Note 1, 2 and 6, which is as May 10, 2016

ERHC ENERGY INC.
CONSOLIDATED BALANCE SHEETS
As of September 30, 2016 and 2015

	2016	2015
		(As restated)
ASSETS

Current assets:
Cash and cash equivalents	$439,544	$757,313
Investment in Oando Energy Resources	-	211,699
Prepaid expenses and other	29,505	207,636

Total current assets	469,049	1,176,648

Oil and gas properties and concession fees	5,683,819	6,016,014
Furniture and equipment, net of accumulated depreciation of $509,894 and $445,626 at September 30, 2016 and 2015, respectively	70,081	133,349

Total assets	$6,222,949	$7,326,011

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$9,273,608	$942,833
Accounts payable – related parties	100,438	46,250
Convertible note payable, net – short term	181,535	191,540
Federal income tax payable	2,739,607	2,739,607
Derivative liability – short term	770,854	725,898

Total current liabilities	13,066,042	4,646,128

Convertible note payable, net – long term	-	2,874

Total liabilities	13,066,042	4,649,002
Commitments and contingencies:

Shareholders’ equity:
Preferred stock, par value $0.0001; authorized 10,000,000 shares; none issued and outstanding	-	-
Common stock, par value $0.0001; authorized 3,000,000,000 shares; issued and outstanding 47,479,975 and 29,216,038 shares at September 30, 2016 and 2015, respectively	4,748	2,922
Additional paid-in capital	107,436,940	106,047,738
Accumulated other comprehensive loss	-	(1,135,728)
Accumulated deficits	(114,284,781)	(102,237,923)

Total shareholders’ (deficit) equity	(6,843,093)	2,677,009

Total liabilities and shareholders’ equity	$6,222,949	$7,326,011

The accompanying notes are an integral part of these consolidated financial statements.

ERHC ENERGY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended September 30, 2016 and 2015

	Year Ended September 30,
	2016	2015
		(As restated)
Costs and expenses:
General and administrative	$2,413,404	$2,828,685
Exploration expenses	10,510,061	1,425,592
Depreciation	64,268	77,038
Gain on sale of interest in oil and gas concession, net	(2,727,805)	(239,515)

Total costs and expenses	10,259,928	4,091,800

Other income and (expenses):
Gain on conversion of note payable to common stock	56,020	-
Interest income	683	2,062
Loss on change in fair value of derivatives	(248,204)	(105,951)
Loss on embedded derivative	(394,661)	(1,024,292)
Loss on available for sale securities	(844,521)	(2,573)
Gain on insurance recovery for loss on deposit	-	1,046,862
Interest expense	(356,247)	(2,455,711)

Total other income and (expense)	(1,786,930)	(2,539,603)

Loss before for income taxes	(12,046,858)	(6,631,403)

Benefit (provision) for income taxes:
Current	-	-
Deferred	-	-

Total benefit (provision)for income taxes	-	-

Net loss	$(12,046,858)	$(6,631,403)

Net loss per common share –basic and diluted	$(0.32)	$(0.38)

Weighted average number of common shares outstanding - basic and diluted	37,530,452	17,276,986

The accompanying notes are an integral part of these consolidated financial statements.

ERHC ENERGY INC.
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS
For the Years Ended September 30, 2016 and 2015

	Year Ended September 30,
	2016	2015
		(As restated)

Net loss	$(12,046,858)	$(6,631,403)

Other comprehensive income (loss):
Unrealized loss on available for sale securities	-	(457,130)
Less reclassification of loss on available for sale equity securities	1,135,728	-

Total other comprehensive income (loss)	1,135,728	(457,130)

Total other comprehensive loss	$(10,911,130)	$(7,088,533)

The accompanying notes are an integral part of these consolidated financial statements.

ERHC ENERGY INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the Years Ended September 30, 2016 and 2015

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balance at September 30, 2014 (As restated)	7,651,941	$765	$101,156,061	$(95,606,520)	$(678,598)	$4,871,708
Common stock issued for services	2,100	-	8,400	-	-	8,400
Common stock issued for convertible debts-related party	928,254	93	249,907	-	-	250,000
Derivative liabilities extinguished on conversion – related party	-	-	432,646	-	-	432,646
Common stock issued for convertible debts	20,633,744	2,064	1,726,306	-	-	1,728,370
Derivative liabilities extinguished on conversion	-	-	2,474,418	-	-	2,474,418
Unrealized loss on available for sale equity securities	-	-	-	-	(457,130)	(457,130)
Net loss	-	-	-	(6,631,403)	-	(6,631,403)

Balance at September 30, 2015 (As restated)	29,216,038	2,922	106,047,738	(102,237,923)	(1,135,728)	2,677,009
Common stock issued for convertible debts	18,220,277	1,822	429,241	-	-	431,063
Derivative liabilities extinguished on conversion	-	-	959,965	-	-	959,965
Reclassification of loss on available for sale equity securities	-	-	-	-	1,135,728	1,135,728
Fractional shares issued	43,660	4	(4)	-	-	-
Net loss	-	-	-	(12,046,858)	-	(12,046,858)

Balance at September 30, 2016	47,479,975	$4,748	$107,436,940	$(114,284,781)	$-	$(6,843,093)

The accompanying notes are an integral part of these consolidated financial statements

ERHC ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2016 and 2015

	Year Ended September 30,
	2016	2015
		(As restated)
Cash flows from operating activities:
Net loss	$(12,046,858)	$(6,631,403)
Adjustments to reconcile net loss to net cash provided by/(used by) operating activities:
Depreciation and depletion expense	64,268	77,038
Loss on embedded derivative	394,661	1,024,292
Loss on change in fair value of derivatives	248,204	105,951
Loss on debt penalties	-	34,467
Gain on sale of interest in oil and gas concession	(2,727,805)	(239,515)
Amortization of convertible debt discount	233,720	2,023,979
Amortization of debt issuance cost	81,971	247,669
Stock issued for services	-	8,400
Realized loss on available for sale securities	844,521	2,573
Changes in operating assets and liabilities:
Prepaid expenses and other	207,569	211,719
Accounts payable and other accrued liabilities	7,900,775	695,265
Accounts payable – related party	54,188	46,250

Net cash used by operating activities	(4,744,786)	(2,393,315)

Cash Flows From Investing Activities
Purchase of oil and gas properties	(510,000)	(9,779)
Proceeds from sale of interest in oil and gas concession	4,000,000	239,515
Proceeds from sale of available for sale securities	502,906	-
Purchase of furniture and equipment	(1,000)	(4,114)

Net cash provided by investing activities	3,991,906	225,622

Cash flows from financing activities:
Debt origination fees	-	(69,200)
Payment on convertible debt principle	(37,500)	(46,200)
Proceeds from convertible debt, related party	-	250,000
Proceeds from convertible debt, net of expense	472,611	608,000

Net cash provided by financing activities	435,111	742,600

Net decrease in cash and cash equivalents	(317,769)	(1,425,093)

Cash and cash equivalents at beginning of period	757,313	2,182,406

Cash and cash equivalents at end of period	$439,544	$757,313

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Unrealized loss in Investment Oando Energy Resources	$-	$(457,130)
Discount from derivative	$756,717	$1,480,777
Conversion of note payable to common stock – related party	$-	$250,000
Conversion of note payable to common stock	$431,063	$1,728,370
Derivative liabilities extinguished on conversion – related party	$-	$432,646
Derivative liabilities extinguished on conversion	$959,965	$2,474,418
Recognition of loss on available for sale securities	$1,135,728	$-
Issuance of fractional shares from stock split	$4	$-

 The accompanying notes are an integral part of these consolidated financial statements

ERHC ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended September 30, 2016 and 2015

Note 1 – Summary of Significant Accounting Policies

General Business and Nature of Operations

ERHC Energy Inc. ("ERHC", the “Company”) is an independent oil and gas company formed in 1986, as a Colorado corporation.  The Company’s current focus is to exploit its primary assets, which are rights to working interests in exploration acreage in the Republic of Kenya (“Kenya”), in the Republic of Chad ("Chad"), in the Joint Development Zone (“JDZ”) between the Democratic Republic of Sao Tome and Principe (“DRSTP”), in the Federal Republic of Nigeria (“FRN”) and in the exclusive waters of Sao Tome (the “Exclusive Economic Zone” or “EEZ”).  The Company has formed relationships with upstream oil and gas companies to assist the Company in exploiting its assets in the JDZ as further described in Note 6.

ERHC is currently acquiring oil and gas properties in Texas. These US acquisitions are being carried on by and in the name of NewStar Oil& Gas Company, Inc., a wholly owned subsidiary of ERHC (“NewStar”). NewStar is incorporated under the laws of State of Texas. The focus of all acquisitions by Newstar will be producing or near-producing properties with significant upside potential.

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

Going Concern

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the ordinary and usual course of business. As of September 30, 2016, the Company has a working capital deficit and negative cash flows from operating activities. The Company also has significant tax arrears which resulted from a deduction disallowance made by an IRS audit of ERHC’s 2006 return, which audit lasted nearly seven years and has been previously disclosed.  There is an outstanding IRS lien imposed on ERHC in Harris County, Texas in consequence.  Furthermore, the Company is in significant arrears of cash calls relating to the company’s proportionate share of drilling costs (beyond operator-carried expenses) on the Tarach-1 well in Kenya Block 11A. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing exploration projects and ultimately on attaining future profitable operations. The Company is continuing with its plan to further seek new opportunity for farm-out its assets in Kenya, Chad and the Săo Tomé and Príncipe Exclusive Economic Zone. Management believes that the Company’s current operating strategy will provide the opportunity for the Company to continue as a going concern as long as the Company continues to obtain additional financing; however there is no assurance that this will occur. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Impairment of Long-lived Assets

ERHC evaluates the recoverability of long-lived assets when events and circumstances indicate that such assets might be impaired.  ERHC determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts.  Impairments are charged to operations in the period to which events and circumstances indicate that such assets might be impaired.  ERHC has evaluated its investments located in Republic Kenya, Republic of Chad and in its DRSTP concession fee in light of its 2003 Option Agreement (see Note 6 and there have been no events or circumstances that would indicate that such assets might be impaired).

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

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period.  Diluted loss per share is computed by dividing net loss by the weighted average number of shares outstanding, after giving effect to potentially dilutive common share equivalents outstanding during the period.  Potentially dilutive common share equivalents are not included in the computation of diluted loss per share if they are anti-dilutive.  Diluted loss per common share is the same as basic for all periods presented because the effect of potentially dilutive common shares arising from outstanding stock warrants and options was anti-dilutive. For the years ended September 30, 2016 and 2015, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Stock-based Compensation

ERHC recognizes compensation costs resulting from the issuance of stock-based awards to employees and directors over the requisite period based on the fair value of each stock award on the grant date.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update ASU 2015-03 “Simplifying the Presentation of Debt Issuance Costs” (ASU 2015-03). ASU 2015-03 changes the presentation of debt issuance costs in financial statements. Upon adoption of ASU 2015-03, debt issuance costs will be reported in the balance sheet as a direct deduction from the related debt liability rather than as an asset. The Company adopted ASU 2015-03 retrospectively during the year ended September 30, 2016.  As a result, $19,664 and $61,710 of debt issuance costs recorded as direct deduction from the carrying amount of the outstanding debt at September 30, 2016 and September 30, 2015, respectively.

In March, 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. For public business entities, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period.

In March, 2016, the FASB issued ASU No. 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments (a consensus of the Emerging Issues Task Force). For public business entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. For entities other than public business entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.

In March, 2016, the FASB issued ASU No. 2016-07, Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. Effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted.

In May, 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by Update 2014-09). Accounting Standards Update 2015-14,Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year.

In August, 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments(a consensus of the Emerging Issues Task Force). Effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period.

Reclassifications

Certain amounts in the financial statements as of and for the year ended September 30, 2015 have been reclassified to conform with the adoption. Such reclassifications have no impact on net loss, shareholders’ equity or cash flows as previously reported.

Note 2 – Restatement of Financial Statements

The Company has restated its previously issued consolidated financial statements for the years ended September 30, 2015 to reflect emergent developments related to income tax following the completion of an Internal Revenue Service tax audit of the Company’s 2006 tax return.

This restatement is necessitated by the Internal Revenue Service disallowing certain deductions on ERHC’s 2006 tax return.  The disallowance resulted from stock based compensation expense that the Company had recognized as a deductible expense in its 2006 tax return. The disallowance was the outcome of an Internal Revenue Service audit of ERHC’s 2006 return, which audit lasted nearly seven years and has been previously disclosed.  As such, the consolidated financial statements for the year ended September 30, 2015 has been restated to properly reflect the tax liabilities that should have been recorded in 2006.

The effect of the restatement on the September 30, 2015 consolidated financial statements as follows:

	September 30, 2015 (As restated)
	As Previously Reported	Adjustment	As Restated
Income tax payable	$-	$2,739,607	$2,739,607
Total current liabilities	$1,906,521	$2,739,607	$4,646,128
Total liabilities	$1,909,395	$2,739,607	$4,649,002
Accumulated deficits	$(99,498,316)	$(2,739,607)	$(102,237,923)
Total shareholders’ equity	$5,416,616	$(2,739,607)	$2,677,009
Provision for income taxes	$2,018,533	$(2,018,533)	$-
Net loss	$8,649,936	$(2,018,533)	$6,631,403
Total other comprehensive loss	$9,107,066	$(2,018,533)	$7,088,533

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

During the year ended September 30, 2016, the Company disposed its investment in the common stock of Oando Energy Resources, Inc. (“OER”), a Canadian oil and gas company that trades on the Toronto Stock Exchange (TSX).

During the year ended September 30, 2015, the Company’s investment in the common stock and warrants of OER, a Canadian oil and gas company that trades on the Toronto Stock Exchange (TSX) decreased in value by $457,130 to $211,699. This decrease in value is included as a decrease in stockholders' equity in accumulated other comprehensive income (loss).

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.  Furthermore, while ERHC believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.  In determining fair value, the ERHC generally applies the market approach, which uses prices and other relevant data based on market transactions involving identical or comparable assets and liabilities.  There have been no changes in the methodologies used at September 30, 2016 and 2015.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2016 and 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

September 30, 2016

	Quoted Prices In an Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Derivative liability	$-	$-	$(770,854)	$(770,854)

September 30, 2015

	Quoted Prices In an Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Marketable equity securities - Oando Energy Resources:	$211,699	$-	$-	$211,699
Derivative liability	$-	$-	$(725,898)	$(725,898)

During the years ended September 30, 2016 and 2015, the Company issued a number of convertible notes payable, and identified derivatives related to these notes. ERHC classifies its derivative liabilities as Level 3 and values them using the methods discussed in Note 5. While the Company believes that its valuation methods are appropriate and consistent with other market participants, it recognizes that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. The primary assumptions that would significantly affect the fair values using the methods discussed in Note 3 are that of volatility and market price of the underlying common stock of the Company.

As of September 30, 2016, the Company did not have any derivative instruments that were designated as hedges.

The derivative liability for the years ended September 30, 2016 and 2015 of $770,854 and 725,898, respectively, classified as level 3.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of September 30, 2016:

Derivative Liability

Balance at September 30, 2015	$725,898
Increase in derivative value due to issuances of convertible promissory notes	756,717
Decrease in derivative value due to convertible promissory notes converted to common stocks	(959,965)
Change in fair market value of derivative liabilities on convertible notes due to the mark to market adjustment	248,204

Balance at September 30, 2016	$770,854

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of September 30, 2015:

Derivative Liability
Balance at September 30, 2014	$1,021,942
Increase in derivative value due to issuances of convertible promissory notes	1,480,777
Decrease in derivative value due to convertible promissory notes converted to common stocks	(2,907,064)
Day 1 loss on derivative liabilities	1,024,292
Change in fair market value of derivative liabilities on convertible notes due to the mark to market adjustment	111,849
Change in fair market value of derivative liabilities on tainted warrants due to the mark to market adjustment	(5,898)

Balance at September 30, 2015	$725,898

Note 4 – Convertible Debt

The Company had the following convertible debt outstanding at September 30, 2016:

Lender	Date of Agreement	Term (Months)	Annual Interest rate	Outstanding balance	Accrued Interest at Reporting date	Deferred debt origination costs	Discount	Net Convertible Note payable	Note Derivative Liability
JMJ Financial #4	3/9/2016	12	8%	$39,416	$-	$-	$37,114	$2,302	$74,913
Adar Bay	3/10/2016	12	8%	32,000	2,000	1,544	22,863	9,593	71,087
Union Capital #4	4/12/2016	12	8%	50,000	1,732	2,126	-	49,606	-
Auctus Private Equity Fund	4/27/2016	12	10%	54,250	2,318	1,839	46,757	7,972	137,157
Black Mountain Equities.	5/20/2016	12	8%	51,500	926	4,131	-	48,295	-
Rock Capital #2	5/26/2016	12	10%	55,125	529	5,950	-	49,704	-
Crown Bridge Partners	6/2/2016	12	8%	53,500	1,407	1,678	45,232	7,997	143,932
Toledo Advisors	6/22/2016	12	10%	63,000	1,726	2,396	59,309	3,021	168,812
LG Capital	8/23/2016	12	8%	32,000	250		31,033	1,217	43,965
Auctus Private Equity Fund 2	9/22/2016	9	10%	58,750	119		57,041	1,828	130,988

				$489,541	$11,007	$19,664	$299,349	$181,535	$770,854

The Company had the following convertible debt outstanding at September 30, 2015:

Lender	Date of Agreement	Term (Months)	Annual Interest Rate		Outstanding balance	Accrued interest at Reporting date	Deferred Debt Origination Costs	Discount	Net Convertible Note Payable	Note Derivative Liability
Redwood Fund III	5/15/2014	6	12%		$40,000	$5,918	4,500	$15,867	$25,551	$114,005
Tonaquint, Inc	10/7/2014	12	22%	(a)	98,177	46,416	15,098	16,700	112,795	128,566
Various	Various				-	-	14,340	-	(14,340)	-
JMJ Financial #3	10/22/2014	24	5.83%		8,900	5,556	5,000	11,582	- (2,126)	27,375
LG Capital #2	10/23/2014	12	8%		23,533	2,500	506	9,398	16,129	52,628
Cardinal Capital Group	11/6/2014	24	22%	(a)	43,998	30,133	9,333	41,984	22,814	94,158
Rock Capital	2/6/2015	12	10%		23,005	-	5,311	20,351	(2,657)	67,377
Union Capital #3	2/17/2015	12	8%		34,500	-	1,500	-	33,000	93,039
Adar Bay #2	2/19/2015	12	8%		12,000	-	3,500	11,742	(3,242)	39,280
LG Capital #3	3/10/2015	12	8%		52,500	-	2,622	43,388	6,490	109,470

					$336,613	$90,523	$61,710	$171,012	$194,414	$725,898

During the years ended September 30, 2016 and 2015, the Company issued an aggregate of 18,220,277 and 20,633,744 shares of common stock for conversion of convertible debts of $487,083 and $1,728,370; a gain of $56,020 and $0, and decrease in derivative value due to conversion of $959,965 and $2,474,418, respectively.

(a)
During the year ended September 30, 2015, the note was defaulted due to insufficient authorized common share to fulfill conversion request, additional interest accrual recorded due to interest rate increased to 22% from 12% related to the default.

The following table summarizes conversion terms of the notes outstanding at September 30, 2016:

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
Conversion Price for each share of Common Stock equal to 40% of the lowest closing bid price of the Common Stock as reported on the National Quotations Bureau OTCQB exchange which the Company’s shares are traded or any exchange upon which the Common Stock may be traded in the future ("Exchange"), for the twenty prior trading days including the day upon which a Notice of Conversion is received by the Company (provided such Notice of Conversion is delivered by fax or other electronic method of communication to the Company after 4 P.M. Eastern Standard or Daylight Savings Time if the Holder wishes to include the same day closing price)".
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
On effective date
LG Capital	August 23, 2016
Conversion price shall equal be 60% of the lowest trading price of the Common Stock as reported on the National Quotations Bureau OTCQB exchange which the Company’s shares are traded or any exchange upon which the Common Stock may be traded in the future, for the twenty prior trading days including the day upon which a Notice of Conversion is received by the Company.
On effective date
Auctus Private Equity Fund 2	September 22, 2016
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

The fair value of the embedded derivatives related to the convertible notes payable, comprising conversion feature with the reset provisions and the default provisions, at issuance and September 30, 2016 and 2015 was determined using the multinomial lattice models that value the derivative liability based on a probability weighted discounted cash flow model.  These models are based on future projections of the various potential outcomes and utilize the following assumptions:

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

Note 5 – Derivative Liabilities, continued

The fair value of the embedded derivatives related to the tainted outstanding warrants, comprising exercise feature with the full ratchet reset, at September 30, 2016 and 2015 was determined using the lattice models that value the derivative liability based on a probability weighted discounted cash flow model.  These models are based on future projections of the various potential outcomes and utilize the following assumptions:

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

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date and to fair value as of each subsequent reporting date which at September 30, 2016 and 2015 was an aggregate of $770,854 and $725,898, respectively.

During the years ended September 30, 2016 and 2015, the Company recorded an aggregate loss of $248,204 and $105,951 on change in fair value of derivative liabilities and $394,661 and $1,024,292 day 1 loss on embedded derivative upon recognition of these derivatives, respectively. See Note 2 for more information.

Note 6 – Oil and Gas Properties and Concession Fees

Following is an analysis of the cost of oil and gas properties and concession fees at September 30, 2016 and 2015:

	2016	2015

DRSTP concession	$2,271,600	$3,113,795
Chad concession	2,800,600	2,800,600
United States oil and gas properties	510,000	-
Pending concessions in other African countries	101,619	101,619

	$5,683,819	$6,016,014

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

In October 2015, the Company reached an agreement with Kosmos Energy (NYSE: KOS), a leading independent oil and gas exploration and production company focused on frontier and emerging areas to transfer all ERHC's rights to Block 11 of the Săo Tomé and Principe Exclusive Economic Zone (EEZ) to Kosmos. The agreement has been approved by the National Petroleum Agency of Sao Tome & Principe ("ANP-STP") as required in the requisite Production Sharing Contract ("PSC") for EEZ Block 11. The purchase price for the assigned interest consist of a fixed sum in the amount of $2.5 million signing fee, plus reimbursement for verifiable cost paid by the Company prior to July 1, 2015 subject to maximum amount of $1.5 million.  In connection with this agreement, the Company received $4,000,000 and recognized a gain of $2,727,805 of reimbursement of exploration costs incurred during the six months ended March 31, 2016.

In October, 2013, the Company entered into a farm-out agreement with CEPSA Kenya Limited, an affiliate of Compañía Española de Petróleos, S.A.U., an international oil and gas company ("CEPSA"). Under the terms of this agreement, the Company assigned and transferred 55% of its participating interest in Kenya Block 11A to CEPSA. Pursuant to the agreement, the Company received farm-in fee of $2,000,000, reimbursement of $2,175,966 of exploration costs incurred, and recovery of capitalized concession costs of $555,642 for the year ended September 30, 2015. In connection with this farm-out, the Company recognized a gain of $239,515 during the years ended September 30, 2015.

In exchange for the transferred rights, CEPSA will carry the Company's proportionate share of obligations and financial costs under the terms and conditions outlined in the farm-out agreement. The agreement was approved in January 2014 by the Kenyan Government and from February 2014, CEPSA took over from ERHC as operator under the production sharing contract ("PSC") for Kenya Block 11A.

•
As of September 30, 2016, the Company was $8,876,853 in arrears of part of its proportionate share of drilling expenses for Kenya Block 11A and therefore in default from May 2016 of its obligation to CEPSA. The drilling expenses are for the Tarach-1 exploratory well which was completed on Kenya Block 11A in summer 2016.

•
The Tarach-1 well was always designed as an exploratory well. An exploratory well is drilled purely for information gathering (“exploration”) purposes in an area that is yet unproven with regard to petroleum resources. The site selection for an exploratory well is based on seismic data and other pre-drill geoscientific surveys.

•
Operator analysis of the results if the Tarach-1 well shows that it did not encounter any reservoirs. The operator has therefore classified Tarach-1 a dry well. The well has accordingly been plugged and abandoned

Republic of Chad Concession Fees and Other Financial Commitments

On June 30, 2011, ERHC entered into a production sharing contract ("PSC") with Chad for certain onshore hydrocarbon exploration and development.  In September 2013, the Ministry of Energy and Petroleum of Chad approved ERHC’s application to voluntarily relinquish two of the three Blocks covered by the PSC.

The following is an analysis of the costs paid or incurred at September 30, 2016 and 2015:

	2016	2015

Signature bonus	$2,000,000	$2,000,000
Advisers’ and ancillary costs related to the PSC	320,600	320,600
Legal fees and costs for the drafting and negotiation of the PSC, as provided in PSC	480,000	480,000

	$2,800,600	$2,800,600

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

The remaining $2,271,600 and $3,113,795 of cost related to the DRSTP concession, as shown on the Company's balance sheet at September 30, 2016 and 2015, respectively, relate to blocks 5, 6 and 9 of the JDZ, and the Company's EEZ blocks. Production Sharing Contracts are yet to be signed on block 4. As of September 30, 2016, blocks 5 and 6 are in arbitration (see Note 10).

United States Oil and gas properties

In September 2016, NewStar, a wholly- owned subsidiary of ERHC made its first acquisition, with purchase price of $510,000, of a small producing oil and gas well in Ganado, Jackson County, Texas. NewStar applied for and was granted an Operatorship License by the Texas Railroad commission.

Note 7 – Income Taxes

The composition of deferred tax assets and the related tax effects at September 30, 2016 and 2015 are as follows:

	2016	2015
Net operating losses	$15,013,370	$10,932,812
Allowance for loss on deposits	-	1,443,651
Other	753,211	1,702,196
Total deferred tax assets	15,766,581	14,078,659
Valuation allowance	(15,766,581)	(14,078,659)

Net deferred tax asset	$-	$-

The difference between the income tax benefit (provision) in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss for years ended September 30, 2016 and 2015, is as follows:

	2016	2015

Income tax benefit at federal statutory rate	$4,095,932	$2,254,677
Change in valuation allowance	(1,687,922)	(3,408,739)
Expiration and adjustment of NOLs	(2,400,742)	1,019,766
Stock compensation	-	(2,856)
Other	(7,268)	137,152
	$-	$-

In preparing the Company’s consolidated financial statements, the Company assesses the likelihood that its deferred tax assets will be realized from future taxable income.   The Company establishes a valuation allowance if it determines that it is more likely than not that some portion of the deferred tax assets will not be realized. Changes in the valuation allowance, when recorded, would be included in its consolidated statements of operations as a provision for (benefit from) income taxes.   The Company exercise significant judgment in determining its provisions for income taxes, its deferred tax assets and liabilities and its future taxable income for purposes of assessing its ability to utilize any future tax benefit from its deferred tax assets. During 2016, the Company assessed the need for a valuation allowance against its deferred tax assets.   The deferred tax asset valuation allowance was $15,766,581 as of September 30, 2016. The valuation allowance relates primarily to the net operating losses and various expense deductions for which a tax benefit is currently unavailable.

At September 30, 2016, the Company has Federal net operating loss carry forward of approximately $44,156,971. The federal loss carry forward expires on various dates through 2036.

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

The Company is subject to taxation in the United States and various foreign jurisdictions. Management has determined that the Company has no uncertain tax positions requiring recognition under ASC 740 as of September 30, 2016 and 2015.

Note 8 – Shareholders’ Equity

Common Stock

During the year ended September 30, 2016, 43,660 fractional shares issued to shareholders due to reverse split effective on January 5, 2016.

During the years ended September 30, 2016 and 2015, the Company issued 0 and 2,100 shares common stocks and recognized compensation expense of $0 and $8,400, respectively, related to service granted to the Board of Directors.

During the years ended September 30, 2016 and 2015, the Company issued an aggregate of 18,220,277 and 20,633,744 shares of common stock for conversion of convertible debts of $487,083 and $1,728,370; and recognized a gain on conversion of $56,020 and $0, and decrease in derivative value due to conversion of $959,965 and $2,474,418, respectively.

During the years ended September 30, 2016 and 2015, the Company issued of 0 and 928,254 shares of common stock to its related party for conversion of convertible debts of $0 and $250,000 and decrease in derivative value due to conversion of $0 and $432,646, respectively.

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

During the years ended September 30, 2016 and 2015, the Company recognized compensation expense of $0 and $6,957, respectively, related to the options grant as described above.   As of September 30, 2016 and 2015, there are 0 and 41,500, respectively fully-vested options outstanding; none of which are exercisable.

Stock Warrants

On October 6, 2010, an equivalent of 68,182 warrants with a term of 5 years and an exercise price of $28 were issued to the investors along with the common shares sold.   ERHC also issued to the placement agent a total of 4,596 warrants which have an exercise price of $27.5 and a term of approximately 5 years.   At September 30, 2016, all warrants were expired.   During the years ended September 30, 2016 and 2015, 68,182 and 4,596 warrants expired unexercised, respectively.

Stock Warrants Summary

Information regarding warrant, their respective changes and their weighted average exercise prices as of and for the fiscal years ended September 30, 2016 and 2015 are as follows:

Description	Warrants	Weighted Average Exercise Price	Market Price Intrinsic Value
Balance at September 30, 2014	72,778	$28	-
Granted	-
Exercised	-
Expired or cancelled	4,596
Balance at September 30, 2015	68,182	$28	-
Granted	-
Exercised	-
Expired or cancelled	68,182	$28
Balance at September 30, 2016	-		-

There was no unrecognized compensation cost for the above warrants as of September 30, 2016 and 2015.

Note 9 – Related Party Transactions

At September 30, 2016 and 2015, the Company had director compensations payable of $100,438 and $46,250, respectively, to non-employee directors.

On February 17, 2015, the Company entered into a convertible debt agreement with Chrome Oil Services, Limited, significant shareholder, for a principal amount of $250,000 with interest rate at 8% for 12 months. The debt is convertible into securities of the Company at a conversion price calculated as fifty five percent (55%) of the lowest trade price in the twenty (20) trading days previous to the conversion date. On February 19, 2015, the debt was converted into 928,254 shares of common stock and the Company recognized resolution of derivative liability of $432,646 in APIC conversion.

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

•
As of September 30, 2016, the Company was $8,876,853 in arrears of part of its proportionate share of drilling expenses for Kenya Block 11A and therefore in default from May 2016 of its obligation to CEPSA. The drilling expenses are for the Tarach-1 exploratory well which was completed on Kenya Block 11A in summer 2016.

•
The Tarach-1 well was always designed as an exploratory well. An exploratory well is drilled purely for information gathering (“exploration”) purposes in an area that is yet unproven with regard to petroleum resources. The site selection for an exploratory well is based on seismic data and other pre-drill geoscientific surveys.

•
Operator analysis of the results if the Tarach-1 well shows that it did not encounter any reservoirs. The operator has therefore classified Tarach-1 a dry well. The well has accordingly been plugged and abandoned

Republic of Chad Concession Fees and Other Financial Commitments

On June 30, 2011, ERHC entered into a production sharing contract ("PSC") with Chad for certain onshore hydrocarbon exploration and development.   In September 2013, the Ministry of Energy and Petroleum of Chad approved ERHC's application to voluntarily relinquish two of the three Blocks covered by the PSC.

As of September 30, 2016, ERHC has paid or incurred:

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

Insurance recovery for loss on Certificates of Deposit

During the years ended September 30, 2010 and 2009, the Company recognized losses on certificates of deposit of $1,058,579 and $4,234,317 to record the certificates at their estimated net realizable basis, based on the fact that certain restrictions were placed on the investment and a receiver was appointed to take over the institution and the Company had filed an insurance claim for recovery of these losses. During the years ended September 30, 2016 and 2015, the Company recovered $0 and $1,046,862, respectively from its loss on certificate of deposit.

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

Operating Lease

ERHC leases office space at 5444 Westheimer Road, Houston, Texas.   The lease for office space expires July 31, 2017.   The lease calls for monthly base rent payments of $9,825 for approximately 5,200 square feet.   During the years ended September 30, 2016 and 2015, ERHC incurred lease expenses of $129,470 and $117,895, respectively.   The future remaining annual minimum lease payments under this lease are as follows:

Year Ended September 30,	Amount

2017	$110,968
2018	-

$110,968

The Company also leases various office spaces located outside of the United States with terms ranging from 6 months to 6 years. Total rent expense under these leases for the years ended September 30, 2016 and 2015 amount to $87,045 and $159,177, respectively.

Note 11- Investment in Oando Energy Resources

During the year ended September 30, 2016, the Company’s investment in the common stock of Oando Energy Resources, Inc. (“OER”), a Canadian oil and gas company that trades on the Toronto Stock Exchange (TSX) was purchased by the majority shareholder of OER, pursuant to a shareholder approved buyout. As a result, the Company recognized and recorded a loss on available for sales securities of $844,521; received cash proceed of $502,906 and reclass $1,135,728 unrealized gain on available for sale equity securities in 2016.

Note 12 – Federal Income Tax Payable

During the year ended September 30, 2016, the Company restated its financial statements for the years ended September 30, 2015 and 2014 due to the Internal Revenue Service disallowing certain deductions on ERHC’s 2006 tax return.  The disallowance resulted from stock based compensation expense that the Company had recognized as a deductible expense in its 2006 tax return. The disallowance was the outcome of an Internal Revenue Service audit of ERHC’s 2006 return and the Company recorded a tax payable of $2,739,607. The Company is currently pursuing a reduction of its tax liability through statutory means as outlined in the Internal Revenue Code.  At this point in the process, the IRS has not yet responded to the Company.  As is standard, the lien that exists whenever a taxpayer owes taxes assessed to the Department of the Treasury, has been formally recorded.

Note 13 – Subsequent Events

During the three months ended December 31, 2016, JMJ Financial converted all principle balance plus accrual interest of $46,082 into 106,982,333shares of the Company’s common stocks.

During the three months ended December 31, 2016, Adar Bay converted all principle balance plus accrual interest of $75,025 into 95,357,668 shares of the Company’s common stocks.

During the three months ended December 31, 2016, Auctus Private Equity Fund, LLC converted debt amount of $29,405 into 162,099,000 shares of the Company’s common stocks.

During the three months ended December 31, 2016, Union Capital converted debt amount of $95,025 into 242,671,379 shares of the Company’s common stocks.

During the three months ended December 31, 2016, Rock Capital converted debt amount of $5,160 into 34,400,000 shares of the Company’s common stocks.

During the three months ended December 31, 2016, Toledo Advisors ,LLC converted debt amount of $5,262 into 52,621,900 shares of the Company’s common stocks.

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

Based on their evaluation, ERHC’s principal executive and principal financial officers have concluded that ERHC’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were ineffective as of September 30, 2016 to ensure that the information required to be disclosed by ERHC in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Our officers also concluded that our disclosure controls and procedures are ineffective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers to allow timely decisions regarding required disclosure.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of ERHC’s internal control over financial reporting as of September 30, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that, as of September 30, 2016, our internal control over financial reporting was ineffective.

We noted the following deficiencies that we believe to be material weaknesses.

(i)	The Company’s system of internal controls failed to identify multiple journal entries that were identified by the Company’s external auditor.

Our conclusion related to the effectiveness of our controls is based solely on adjustments made by our external auditor as part of their yearend audit and not based upon any other control deficiencies within the entity.

Changes in Internal Control Over Financial Reporting

There were no changes in ERHCs internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, ERHC’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant and Corporate Governance

The following are the Directors and Principal Executive Officer of the Company as of September 30, 2016:

Name	Age	Position

Howard Jeter	69	Director
Andrew Uzoigwe	73	Director
Friday Oviawe	54	Director
Peter C. Ntephe	49	Director, President and Chief Executive Officer

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

Sylvan Odobulu, Vice President (Administration) and Controller

Sylvan Odobulu was promoted to Vice President - Administration in January 2012. He has been involved in the Company’s executive management as a Financial Officer and Controller from 2006 until 2011. Mr. Odobulu is responsible for identifying and developing new Sub-Saharan African indigenous upstream oil and gas interests and business opportunities through mergers and acquisitions. He played a leadership role in executing the successful Production Sharing Contract negotiations of ERHC’s portfolio assets in the Republic of Chad. He is an expert in local acquisition activities, management of government stakeholders and the integration of all development exploration activities at the regional level. In his role as Vice President - Administration, Mr. Odobulu is responsible for corporate wide treasury, human resource and internal controls. As Principle Accounting Officer, Mr. Odobulu is responsible for regulatory and disclosure compliance including preparation of financial statements and other requisite disclosure documents. Prior to joining ERHC and since 1999, Mr. Odobulu was employed by Ernst and Young LLP, serving in various capacities, most recently as an Accounting Supervisor. He holds a Master of Business Administration from Rice University's  Jones Graduate School of Business, and a Bachelor of Science degree from the University of North Texas, majoring in Accounting. Mr. Odobulu is a member of the  Association of International Petroleum Negotiators  (AIPN) and Petroleum Accountants Society of Houston  (PASH)

Compensation of Directors

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

On January 6, 2012, the Board of Directors granted a total of 3,000,000 stock options to directors of the Company under the Company’s 2004 Stock Option Plan.   The options vest over two years, are exercisable for a period of 2 years and have a $0.20 strike price.   However, the options are only exercisable if the Company’s share price reaches $0.75 per share and remains consistently at or above that level for a period of one month.   During the second quarter of fiscal 2013, 600,000 options with a total amortized value of $4,023 were forfeited upon resignation of one of the directors of the Company.

Cash Compensation - During 2016, the basic annual cash retainer paid to each Director (other than the Board Chairman) was $20,000.     Each Board member is paid a meeting fee of $1,500 per Board meeting attended.

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

The following table sets forth information concerning total director compensation during the 2016 and 2015 fiscal years for each non-employee director as follow:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
2016
Howard Jeter	$36,625	$-	$-	$-	$-	$-	$36,625
Andrew Uzoigwe	36,625	-	-	-	-	-	36,625
Friday Oviawe	38,500	-	-	-	-	-	38,500
Peter Ntephe	10,000	-	-	-	-	-	10,000

2015
Howard Jeter	$38,125	$-	$-	$-	$-	$-	$38,125
Andrew Uzoigwe	38,125	-	-	-	-	-	38,125
Friday Oviawe	40,000	-	-	-	-	-	40,000
Peter Ntephe	26,000	-	-	-	-	-	26,000

GRANTS OF PLAN-BASED AWARDS

No rule 144 awards were made to the Company’s directors in 2016.

It is expected that the directors will receive compensation in fiscal 2016.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table reflects all outstanding equity awards held by the Company’s directors as of September 30, 2016:

Name	Option Awards					Stock Awards

	Number of Securities Underlying Unexercised Options		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (2)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
	Exercisable	Unexercisable (1)

Peter Ntephe	—	525,000	75,000	0.20	1/6/2022	—	—	—	—
Howard Jeter	—	525,000	75,000	0.20	1/6/2022	—	—	—	—
Friday Oviawe	—	525,000	75,000	0.20	1/6/2022	—	—	—	—
Andrew Uzoigwe	—	525,000	75,000	0.20	1/6/2022	—	—	—	—

(1)	The number in this column reflects the rule 144 options awarded in 2012 pursuant to the 2004 Plan that have vested, but are not exercisable due to other factors.

(2)	The number in this column reflects the rule 144 options awarded in 2012 pursuant to the 2004 Plan that have not vested as of September 30, 2016.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s Directors and Executive Officers, and persons who own beneficially more than ten percent (10%) of the common stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission.   Copies of all filed reports are required to be furnished to the Company.   Based solely on the reports received and the representations of the reporting person, the Company believes that these persons have complied with all applicable filing requirements during the fiscal year ended September 30, 2016.

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

Overview

ERHC’s current business activity is to exploit its assets, which are rights to working interests in exploration acreage in the Republic of Kenya, the Republic of Chad, the JDZ between the DRSTP, and Nigeria and in EEZ of Sao Tome and Principe.   The Company current business plan is based on attracting and retaining a limited group of highly qualified professionals. ERHC and its subsidiaries had 9 full-time employees at September 30, 2016.

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

2016 Executive Compensation

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

THE COMPENSATION COMMITTEE

Dr. Andrew Uzoigwe-Chairman
Ambassador Howard Jeter-Member
Mr. Friday Oviawe –Member

SUMMARY COMPENSATION TABLE

The following table sets forth the aggregate compensation awarded to, earned by or paid to the Company’s named executive officers for 2016 and 2015:

		Salary	Bonus	Stock Awards Authorized and Issued	Stock Awards Authorized Unissued	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)	($)

Peter Ntephe (1)
Chief Executive Officer	2016	236,000	—	—	—	—	—	—	—	236,000
	2015	236,000	—	—	—	—	—	—	—	236,000

Sylvan Odobulu (2)
Vice President - Administration & Controller	2016	180,000	—	—	—	—	—	—	—	180,000
	2015	180,000	—	—	—	—	—	—	—	180,000

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

GRANTS OF PLAN-BASED AWARDS

No rule 144 awards were made to the Company’s executive officers in 2016.

It is expected that the executive officers will receive compensation in fiscal 2016.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table reflects all outstanding equity awards held by the Company’s named executive officers as of September 30, 2016:

	Option Awards						Stock Awards

Name	Number of Securities Underlying Unexercised Options		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (2)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
	Exercisable	Unexercisable (1)

Peter Ntephe	—	875,000	125,000	0.20	1/6/2022	—	—	—	—
Sylvan Odobulu	—	656,250	93,750	0.20	1/6/2022	—	—	—	—

(1)	The number in this column reflects the rule 144 options awarded in 2012 pursuant to the 2004 Plan that have vested, but are not exercisable due to other factors.

(2)	The number in this column reflects the rule 144 options awarded in 2012 pursuant to the 2004 Plan that have not vested as of September 30, 2016.

OPTION EXERCISES AND STOCK VESTED

During fiscal 2016, no stock options were exercised by the Company’s named executive officers and no restricted stocks vested.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

As of September 30, 2016, Company has entered into two employment or other agreements that include a change of control severance provisions with an executive officer, including the named executive officers. The Company’s employment agreements provide that certain officers are eligible for payments upon any termination without cause prior to expiration of the contract as described below under Employment Contracts.

Employment Contracts

The following is an analysis of the Company’s employment contracts with named executive officers at September 30, 2016:

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

The following table sets forth the ownership of the Company’s common stock as of September 30, 2016 by (i) each of the Company’s current Directors, (ii) the Company’s two most highly compensated officers as of the last fiscal year end, or September 30, 2016 (collectively, the “named executive officers”); (iii) each person who, to the Company’s knowledge, beneficially owns more than 5% of outstanding shares of the Company’s common stock; and (iv) all of the Company’s current Directors and named Executive Officers, as a group. As of December 31, 2016 there were 952,399,512 shares of common stock issued and outstanding.

To the Company’s knowledge, except as otherwise indicated in the footnotes to this table and subject to applicable community property laws, each shareholder named in the table has sole voting and investment power with respect to the shares set forth opposite such shareholder’s name.

Name and Address	Amount and Nature of Beneficial Ownership (1)			Percent of Class (1)

> 5% Shareholders:
Chrome Oil Services LTD (Sir Emeka Offor) c/o No 22 Lobito, Wuse II Abuja, Nigeria	2,931,111	(2)		6.23%

Chrome Energy, LLC (Sir Emeka Offor) c/o No 22 Lobito Crescent, Wuse II, Abuja, Nigeria.	1,033,057	(2)		2.20%

Sir Emeka Offor 228B Muri Okunola ST, PO Box 71898 Victoria Island Lagos, Nigeria	4,006,218	(2)	(3)	8.52%

Directors and Named Executive Officers:
Peter Ntephe, President and Chief Executive Officer (4)	650,837			*

Sylvan Odobulu, Controller (4)	804,642			*

Howard Jeter, Director (4)	10,833			*

Friday Oviawe, Director (4)	5,467			*

Dr. Andrew Uzoigwe, Director (4)	11,133			*

All directors and named executive officer as a group (5 persons) (4)	1,482,962			3.20%

*	Less than three percent.

(1)	At September 30, 2016, a total of 47,045,164 shares of our Common Stock were issued and outstanding.

(2)	Represents shares indirectly owned by Sir Emeka Offor, as a result of his ownership of, and exercise of voting and investment control over, each of Chrome Oil Services, Ltd. and Chrome Energy, LLC.

(3)	Includes 42,050 shares owned directly by Sir Emeka Offor.

(4)	Address c/o ERHC Energy, Inc., Suite 1440, 5444 Westheimer Road, Houston, TX 77056.

Item 13.	Certain Relationships and Related Transactions

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

Transactions in 2016 and 2015

None

Item 14.	Principal Accounting Fees and Services

Aggregate fees for professional services rendered by the auditors for the fiscal years ended September 30, 2016 and 2015, were as follows:

	2016	2015

Audit fee	$62,500	$62,000
Tax fees	5,750	5,750

	$68,250	$67,750

Audit fees for the fiscal years ended September 30, 2016 and 2015 represent the aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of financial statements included in its quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Tax fees for the fiscal year ended September 30, 2016 and 2015, represents the aggregate fees billed for professional services rendered for tax compliance, tax advice, and tax planning.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee on an annual basis reviews audit and non-audit services performed by the independent auditor.   All audit and non-audit services are pre-approved by the Audit Committee, which considers, among other things, the possible effect of the performance of such services on the auditors’ independence.   The Audit Committee has considered the role of M&K CPAS, PLLC in providing services to us for the fiscal year ended September 30, 2016 and has concluded that such services are compatible with M&K CPAS’s independence as the Company’s auditors.

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

SIGNATURES

In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on January 19, 2017, on its behalf by the undersigned, thereunto duly authorized.

ERHC Energy Inc.
By:	//s//Peter Ntephe
Peter Ntephe
President and Chief Executive Officer
//s//Sylvan Odobulu
Sylvan Odobulu
Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
//s// Howard Jeter	Director	January 19, 2017
Howard Jeter	Member Audit Committee
//s// Andrew Uzoigwe	Director	January 19, 2017
Andrew Uzoigwe	Member Audit Committee
//s// Friday Oviawe	Director	January 19, 2017
Friday Oviawe	Chairman Audit Committee