Form 10-Q
period 2016-12-31
ERHC Energy Inc
filed 2017-02-21
CIK 799235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

The number of shares of common stock, par value $0.0001 per share, outstanding as of January 31, 2017, was 2,085,083,052.

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

PART I. FINANCIAL INFORMATION

Item1.	Financial Statements

ERHC ENERGY INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS

	December 31, 2016	September 30, 2016

ASSETS

Current assets:
Cash and cash equivalents	$258,210	$439,544
Account receivable	15,479	-
Prepaid expenses and other	29,505	29,505

Total current assets	303,194	469,049
Oil and gas properties and concession fees
Concession fees	5,173,819	5,173,819
Proved properties	385,000	510,000
Furniture and equipment, net of accumulated depreciation of $519,540 and $509,894 at December 31, 2016 and September 30, 2016, respectively	60,435	70,081

Total assets	$5,922,448	$6,222,949

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$10,070,034	$9,273,608
Accounts payable – related parties	139,375	100,438
Income tax payable	2,739,607	2,739,607
Convertible note payable, net of discount – short term	42,786	181,535
Derivative liability	682,988	770,854

Total current liabilities	13,674,790	13,066,042

Commitments and contingencies:

Shareholders’ equity:
Preferred stock, par value $0.0001; authorized 10,000,000 shares; none issued and outstanding	-	-
Common stock, par value $0.0001; authorized 3,000,000,000 shares; issued and outstanding 972,769,883 and 47,479,975 shares at December 31, 2016 and September 30, 2016, respectively	97,277	4,748
Additional paid-in capital	108,371,019	107,436,940
Accumulated deficits	(116,220,638)	(114,284,781)

Total shareholders’ deficits	(7,752,342)	(6,843,093)

Total liabilities and shareholders’ equity	$5,922,448	$6,222,949

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

ERHC ENERGY INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,
	2016	2015

Revenue	$36,330	$-

Costs and expenses:
General and administrative	465,873	576,440
Exploration expenses	746,563	405,484
Depreciation	9,646	18,555
Gain on sale of interest in oil and gas concessions, net	-	(657,806)
Total costs and expenses	1,222,082	342,673

Loss from operations	1,185,752	342,673

Other income and (expenses):
Interest income	37	232
Gain on MTM of derivative liability	30,233	112,384
Loss on embedded derivative	(495,837)	-
Loss on debt conversions	(79,745)
Interest expense	(204,793)	(81,147)
Total other income and (expense)	(750,105)	31,469

Loss before benefit (provision) for income taxes	(1,935,857)	(311,204)

Benefit (provision) for income taxes:
Current	-	-
Deferred	-	-
Total benefit (provision)for income taxes	-	-

Net loss	$(1,935,857)	$(311,204)

Net loss per common share -basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	256,079,013	29,624,511

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ERHC ENERGY INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

	Three Months Ended December 31,
	2016	2015

Net loss	$(1,935,857)	$(311,204)

Other comprehensive income – unrealized gain on available for sale securities	-	236,464

Total other comprehensive loss	$(1,935,857)	$(74,740)

The accompanying notes are an integral part of these unaudited consolidated financial statements

ERHC ENERGY INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
	2016	2015
Cash Flows From Operating Activities:
Net loss	$(1,935,857)	$(311,204)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and depletion expense	9,646	18,555
Loss on embedded derivative	495,837	-
Loss on debt conversions	79,745
Gain on change in fair value of derivatives	(30,233)	(112,384)
Gain on sale of interest in oil and gas concessions, net	-	(657,806)
Amortization of convertible debt discount	181,120	65,808
Amortization of debt issuance cost	14,270	3,931
Changes in operating assets and liabilities:
Account receivable	(15,479)	-
Prepaid expenses and other current assets	-	8,415
Accounts payable and other accrued liabilities	771,205	(766,349)
Accounts payable – related parties	38,937	-
Net cash used in operating activities	(390,809)	(1,751,034)

Cash Flows From Investing Activities:
Purchase of furniture and equipment	-	(1,000)
Return payment from purchase of oil gas property	125,000	-
Proceeds from sale of interest in oil and gas concessions	-	1,500,000

Net cash provided by investing activities	125,000	1,499,000

Cash Flows From Financing Activities:
Principle payment on convertible debt	-	(26,033)
Proceeds from convertible debt	84,475	-

Net cash (used) provided by financing activities	84,475	(26,033)

Net decrease in cash and cash equivalents	(181,334)	(278,067)
Cash and cash equivalents, beginning of period	439,544	757,313
Cash and cash equivalents, end of period	$258,210	$479,246
Non-cash investing and financing activities:
Unrealized gain in Investment Oando Energy Resources	$-	$236,464
Discount from derivative	$590,837	$-
Conversion of note payable to common stock	$378,138	$27,841
Derivative liabilities extinguished on conversion	$648,470	$80,038

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ERHC ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND BUSINESS ORGANIZATION

The consolidated financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods on a basis consistent with the annual audited financial statements.  All such adjustments are of a normal recurring nature.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year.  Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to such rules and regulations, although ERHC Energy Inc. ("ERHC" or the "Company") believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

Recent accounting pronouncements

There have been no recently issued accounting pronouncements that have had or are expected to have a material impact on the Company's consolidated financial statements.

Going Concern

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the ordinary and usual course of business. As of December 31, 2016, the Company has a working capital deficit and negative cash flows from operating activities. The Company also has significant tax arrears which resulted from a deduction disallowance made by an IRS audit of ERHC’s 2006 return, which audit lasted nearly seven years and has been previously disclosed.  There is an outstanding IRS lien imposed on ERHC in Harris County, Texas in consequence.  Furthermore, the Company is in significant arrears of cash calls relating to the company’s proportionate share of drilling costs (beyond operator-carried expenses) on the Tarach-1 well in Kenya Block 11A. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing exploration projects and ultimately on attaining future profitable operations. The Company is continuing with its plan to further seek new opportunity for farm-out its assets in Kenya, Chad and the Săo Tomé and Príncipe Exclusive Economic Zone. Management believes that the Company’s current operating strategy will provide the opportunity for the Company to continue as a going concern as long as the Company continues to obtain additional financing; however there is no assurance that this will occur. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Reclassifications

Certain amounts in the financial statements as of and for the year ended September 30, 2016 have been reclassified to conform with the December 31, 2016 presentation. Such reclassifications have no impact on net loss, shareholders’ equity or cash flows as previously reported.

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

The Company issued a number of convertible notes payable, and identified derivatives related to these notes. ERHC classifies its derivative liabilities as Level 3 and values them using the methods discussed in Note 6. While the Company believes that its valuation methods are appropriate and consistent with other market participants, it recognizes that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. The primary assumptions that would significantly affect the fair values using the methods discussed in Note 6 are that of volatility and market price of the underlying common stock of the Company.

As of December 31, 2016, the Company did not have any derivative instruments that were designated as hedges.

The derivative liability as of December 31, 2016, in the amount of $682,988 has a level 3 classification.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2016:

Derivative Liability

Balance at September 30, 2016	$770,854
Increase in derivative value due to issuances of convertible promissory notes	590,837
Decrease in derivative value due to convertible promissory notes converted to common stocks	(648,470)
Change in fair market value of derivative liabilities on convertible notes due to the mark to market adjustment	(30,233)

Balance at December 31, 2016	$682,988

NOTE 3 – ACCOUNT RECEIVABLES

From October, 2016, the Company started to generate revenue from its new acquired oil and gas properties in Texas. During the three months ended December 31, 2016, the revenue from sales of oil and gas was $36,330. As of December 31, 2016 and September 30, 2016, the Company account receivable from sales of oil and gas was $15,479 and $0, respectively.

NOTE 4 – OIL AND GAS PROPERTIES AND CONCESSION FEES

The following is an analysis of the cost of oil and gas concessions at December 31, 2016 and September 30, 2016:

	December 31, 2016	September 30, 2016

DRSTP concession	$2,271,600	$2,271,600
Chad concession	2,800,600	2,800,600
Pending concessions in other African countries	101,619	101,619

Total Concession fees	$5,173,819	$5,173,819

The following is an analysis of change in proved properties as of December 31, 2016:

Proved Properties

Balance at September 30, 2016	$510,000
Return of funds deposited	(125,000)
Depletion and amortization	-

Total Concession fees	$385,000

During the year ended September 30, 2016, NewStar Oil and Gas Company, a wholly- owned subsidiary of ERHC purchased three small producing oil and gas wells in Ganado, Jackson County, Texas. However, during the three months ended December 31, 2016, the Company received a return of portion of funds deposited $125,000, after the seller decided to sell only two of the wells due to rise in oil and gas prices. At December 31, 2016, NewStar applied for and was granted an Operatorship License by the Texas Railroad commission.

During the three months ended December 31, 2016, the Company did not record depletion and amortization expense for its wells due to limited operations data and reserve report not available as of December 31, 2016. The Company believes the depletion and amortization expense to be immaterial at December 31, 2016 and will provide the expense at the year end with reserve information become available.

NOTE 5 – CONVERTIBLE DEBT

The Company had the following convertible debt outstanding at December 31, 2016:

Lender	Date of Agreement	Term (Months)	Annual Interest rate	Outstanding balance	Accrued Interest at Reporting date	Deferred debt origination costs	Discount	Net Convertible Note payable	Note Derivative Liability
Union Capital #4	4/12/2016	12	8%	$7,375	$-	$2,830	$10,743	$(6,198)	$14,628
Auctus Private Equity Fund	4/27/2016	12	10%	28,212	47	428	6,693	21,138	57,142
Black Mountain Equities.	5/20/2016	12	8%	40,500	1,318	674	36,691	4,453	84,059
Rock Capital #2	5/26/2016	12	10%	53,088	-	2,583	50,595	(90)	119,921
Crown Bridge Partners	6/2/2016	12	8%	26,525	2,406	423	23,032	5,476	72,549
Toledo Advisors	6/22/2016	12	10%	61,000	52	762	53,133	7,157	169,322
LG Capital	8/23/2016	12	8%	32,000	895	-	29,415	3,480	47,265
Auctus Private Equity Fund 2	9/22/2016	9	10%	58,750	1,600	-	52,980	7,370	118,102

				$307,450	$6,318	$7,700	$263,282	$42,786	$682,988

The Company had the following convertible debt outstanding at September 30, 2016:

Lender	Date of Agreement	Term (Months)	Annual Interest rate	Outstanding balance	Accrued Interest at Reporting date	Deferred debt origination costs	Discount	Net Convertible Note payable	Note Derivative Liability
JMJ Financial #4	3/9/2016	12	8%	$39,416	$-	$-	$37,114	$2,302	$74,913
Adar Bay	3/10/2016	12	8%	32,000	2,000	1,544	22,863	9,593	71,087
Union Capital #4	4/12/2016	12	8%	50,000	1,732	2,126	-	49,606	-
Auctus Private Equity Fund	4/27/2016	12	10%	54,250	2,318	1,839	46,757	7,972	137,157
Black Mountain Equities.	5/20/2016	12	8%	51,500	926	4,131	-	48,295	-
Rock Capital #2	5/26/2016	12	10%	55,125	529	5,950	-	49,704	-
Crown Bridge Partners	6/2/2016	12	8%	53,500	1,407	1,678	45,232	7,997	143,932
Toledo Advisors	6/22/2016	12	10%	63,000	1,726	2,396	59,309	3,021	168,812
LG Capital	8/23/2016	12	8%	32,000	250	-	31,033	1,217	43,965
Auctus Private Equity Fund 2	9/22/2016	9	10%	58,750	119	-	57,041	1,828	130,988

				$489,541	$11,007	$19,664	$299,349	$181,535	$770,854

During the three months ended December 31, 2016 and 2015, the Company issued an aggregate of 925,289,910 and 514,571, respectively, shares of common stock for conversion of convertible debts of $298,393 and $27,841, respectively, and decrease in derivative value due to conversion of $648,470 and $80,038, respectively. The loss on conversions for three months ended December 31, 2016 and 2015 was $79,745 and $0, respectively.

The following table summarizes conversion terms of the notes outstanding at December 31, 2016:

Lender	Date of Agreement	Term Of Conversion	Eligible for Conversion

Union Capital	April 12, 2016
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
Conversion Price shall equal the lesser of (i) 55% multiplied by the lowest Trading Price (as defined below) (representing a discount rate of 45%) during the previous twenty-five (25) Trading Day period ending on the latest complete Trading Day prior to the date of this Note and (ii) the Variable Conversion Price
On effective date

NOTE 6 – DERIVATIVE LIABILITIES

As described in Notes 2 and 5, the Company has identified embedded derivatives in notes payables and outstanding warrants.

The fair value of the embedded derivatives related to the convertible notes payable, comprising conversion feature with the reset provisions and the default provisions, at issuance and December 31, 2016 was determined using the multinomial lattice models that value the derivative liability based on a probability weighted discounted cash flow model.  These models are based on future projections of the various potential outcomes and utilize the following assumptions:

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

As discussed in Note 2, the Company issued convertible notes payable that provide for the issuance of convertible notes with variable conversion provisions. The conversion terms of the convertible notes are variable based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. The number of shares of common stock issuable upon conversion of the promissory note is indeterminate. Due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit, the equity environment is tainted and all additional convertible debentures are included in the value of the derivative. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion option and shares to be issued were recorded as derivative liabilities on the issuance date.

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date and to fair value as of each subsequent reporting date which at December 31, 2016 was an aggregate of $682,988.

During the three months ended December 31, 2016, the Company recorded an aggregate $30,233 gain on change in fair value of derivative liabilities. See Note 2 for more information.

NOTE 7 – INCOME TAX PAYABLE

During January 2016, the IRS examination identified certain deductions taken by the Company in its 2006 tax year that were disallowed.  The disallowance resulted from stock based compensation expense that the Company had recognized as a deductible expense in its 2006 tax return. The disallowance was the outcome of an Internal Revenue Service audit of ERHC’s 2006 return, which audit lasted nearly seven years and has been previously disclosed.  As of December 31, 2016, the income tax payable was in the amount of $2,739,607. The Company is working with the Internal Revenue Service to resolve the matter.

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

During the three months ended December 31, 2016 and 2015, the Company issued an aggregate of 925,289,910 and 514,571 shares, respectively, of common stock for conversion of convertible debt with total valued of $298,393 and $27,841, respectively. The loss on conversions for three months ended December 31, 2016 and 2015 was $79,745 and $0, respectively.

NOTE 9 – RELATED PARTY TRANSACTIONS

At December 31, 2016 the Company had director compensations payable of $139,375, to non-employee directors.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

•
As of December 31, 2016, the Company was $9,635,637 in arrears of part of its proportionate share of drilling expenses for Kenya Block 11A and therefore in default from May 2016 of its obligation to CEPSA. The drilling expenses are for the Tarach-1 exploratory well which was completed on Kenya Block 11A in summer 2016.

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

As of December 31, 2016, ERHC has paid or incurred:

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

NOTE 11 – SUBSEQUENT EVENT

On January 19, 2017 the Company announced the signing of a Memorandum of Understanding (MOU) with Starcrest Nigeria Energy Limited. Under terms of the MOU, the parties will explore joint participation in Nigerian oil and gas exploration and production opportunities, as may be mutually agreed. ERHC expects to enter into additional agreements with Starcrest in due course. The parties are currently in discussions over specific projects and investment opportunities in the parties’ respective assets.

Starcrest Nigeria Energy Limited is a member of the Chrome Group of Companies, a diversified conglomerate, with headquarters in Nigeria. Starcrest has interests in several oil and gas exploration and production licenses in Nigeria including OML 40 (indirect), OPL 291 and OPL 242. Starcrest aims to become a premier player in the development of renewable and non-renewable energy resources.

Subsequent to December 31, 2016, Toledo Advisors LLC converted principle balance of $25,670 into 513,409,169 shares of the Company’s common stocks.

Subsequent to December 31, 2016, Auctus Private Equity Fund, LLC converted principle balance of $4,102 into 102,560,000 shares of the Company’s common stocks.

Subsequent to December 31, 2016, Black Mountain Equities, Inc. converted principle balance of $9,000 into 150,000,000 shares of the Company’s common stocks.

Subsequent to December 31, 2016, Crown Bridge Partners, LLC converted principle balance of $10,334 into 259,344,000 shares of the Company’s common stocks.

Subsequent to December 31, 2016, Rock Capital converted principle balance of $4,350 into 87,000,000 shares of the Company’s common stocks.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company's unaudited consolidated financial statements (including the notes thereto) and Item 1A of Part II; "Risk Factors," included elsewhere in this report and the Company's audited consolidated financial statements and the notes thereto, Item 7; and  "Management's Discussion and Analysis of Financial Condition and Plan of Operations" and Item 1A, "Risk Factors" included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2016.  The Company's historical results are not necessarily an indication of trends in operating results for any future period.   References to "ERHC" or the "Company" mean ERHC Energy Inc., a Colorado corporation, and, unless expressly stated or the context otherwise requires, its wholly owned subsidiary.

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

•
Operator analysis of the results if the Tarach-1 well shows that it did not encounter any reservoirs. The operator has therefore classified Tarach-1 a dry well. The well has accordingly been plugged and abandoned at the year ended September 30, 2016.

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

Key Provisions of the ERHC’s PSC on Block 11A
KENYA BLOCK 11A

LICENSE:	PSC with the Government of Kenya (effective September 2012)

PARTIES:	ERHC (35%); CEPSA (55%); Government of Kenya (10%)[1]

WORK PROGRAM:

Phase 1 (2 years – September 2012 to September 2014)
Minimum Work	Minimum Expenditure	Status
Acquire and interpret 1,000 square kilometers of gravity and magnetic data	$250,000	Completed: 14,943.8 line kilometers of FTG data acquired by January 2014 at an estimated total cost of $2,700,000.
Acquire and interpret 1,000 kilometers of 2D seismic data	$10,000,000	Completed: 1,086.6 line kilometers of 2D seismic data acquired by August 2014 at an estimated total cost of $28,300,000

Phase 2 (2 years – September 2014 to September 2016)
Minimum Work	Minimum Expenditure	Status
Acquire 750 square kilometers of 3D seismic data	$30,000,000	Decision taken not to acquire 3D seismic but to proceed to drilling based on FTG and 2D seismic
OR	OR
Drill one (1) well to a minimum depth of 3,000m	$30,000,000	Completed

Phase 3 (2 years – September 2016 to September 2018)
Minimum Work	Minimum Expenditure	Status
Drill one (1) well to a minimum depth of 3,000m	$30,000,000	Not yet arisen

OTHER FINANCIAL OBLIGATIONS:
Ministry Training Fund	$175,000 per annum during the exploration period

$200,000 per annum (minimum) from adoption of first development plan

Social Projects:	$50,000 per annum (minimum)

Surface Rentals:	$5/km2 per annum (exploration phase 1); $10/km2 per annum (exploration phase 2); $15/km2 per annum (exploration phase 3)

$100/km2 per annum (development and production period)

Cost Recovery:

Cost Oil	Up to 60% of Cost Oil each fiscal year

Profit Oil
Incremental Production Tranches	Government Share	Contractor Share
0-30,000 barrels per day	50%	50%
Next 25,000 barrels per day	60%	40%
Next 25,000 barrels per day	65%	35%
Next 20,000 barrels per day	70%	30%
Above 100,000 barrels per day	78%	22%

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

Chad Operations Update

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2016 Compared with the Three Months Ended December 31, 2015

From October, 2016, we started to generate revenue from our new acquired oil and gas properties in Texas. During the three months ended December 31, 2016 and 2015, the revenue from sales of oil and gas was $36,330 and $0, respectively.

Exploration expense increased from $405,484 in the three months ended December 31, 2015 to $746,563 in the three months ended December 31, 2016. The increase was primarily due to drilling cost related to Tarach-1 well in Kenya Block 11A.

General and administrative expenses decreased from $576,440 in the three months ended December 31, 2015 to $465,873 in the three months ended December 31, 2016. The decrease was primarily due to decrease in general and administrative expenses as part of our cost savings plan.

Other income decreased from $31,469 in the three months ended December 31, 2015 to with other expense of $750,105 in the three months ended December 31, 2016. The increase in expense was primarily due to higher in interest expense and loss on embedded derivative related to convertible debts by comparison to the same period in fiscal year ended 2016.

During the three months ended December 31, 2016, the Company had a net loss of $1,935,857 compared with a net loss of $311,204 for the three months ended December 31, 2015. The increase in net loss primarily due to higher in interest expense and loss on embedded derivative related to convertible debts by comparison to the same period in fiscal year ended 2016, and with no gain on sale of interest in oil and gas concessions during the three months ended December 31, 2016, compared with gain of $657,806 during the same period in 2015.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2016, the Company had $258,210 in cash and cash equivalents, and a working deficit of $13,371,596. We are implementing a series of steps to fund the geophysical work and seismic surveys, prior to securing potential farm-out on Chad acreage. The fund raising might include:

•	Farm-outs of part of the Company's assets in Kenya, Chad and the Săo Tomé and Príncipe Exclusive Economic Zone

•	Issue shares of common stock through a registered direct offering

•	Convertible loans and other debt instruments

•	Other available financing options

GOING CONCERN

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the ordinary and usual course of business. As of December 31, 2016, the Company has a working capital deficit and negative cash flows from operating activities. The Company also has significant tax arrears which resulted from a deduction disallowance made by an IRS audit of ERHC’s 2006 return, which audit lasted nearly seven years and has been previously disclosed.  There is an outstanding IRS lien imposed on ERHC in Harris County, Texas in consequence.  Furthermore, the Company is in significant arrears of cash calls relating to the company’s proportionate share of drilling costs (beyond operator-carried expenses) on the Tarach-1 well in Kenya Block 11A. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing exploration projects and ultimately on attaining future profitable operations. The Company is continuing with its plan to further seek new opportunity for farm-out its assets in Kenya, Chad and the Săo Tomé and Príncipe Exclusive Economic Zone. Management believes that the Company’s current operating strategy will provide the opportunity for the Company to continue as a going concern as long as the Company continues to obtain additional financing; however there is no assurance that this will occur. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2016, the Company had no off-balance sheet arrangements.

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

As of December 31, 2016, all the Company's exploration and production acreages were located outside the United States.  The Company's primary assets are agreements with Kenya, Chad, STP and the JDA which provide ERHC with rights to participate in exploration and production activities in Kenya, Chad, the EEZ and the JDZ in Africa.  This geographic area of interest is controlled by foreign governments that have historically experienced volatility of which is out of management's control. The Company's operations and its ability to exploit its interests in the agreements in this area may be impacted by this circumstance.

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

The Company maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. The Company’s Chief Financial Officer and Principal Accounting Officer evaluated the effectiveness of disclosure controls and procedures as of December 31, 2016, pursuant to Rule 13a-15(b) under the Exchange Act.  Based on that evaluation, the Company’s Chief Financial Officer and Principal Accounting Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms due to material weakness related to the following:

(i)	The Company’s system of internal controls failed to identify multiple journal entries that were identified by the Company’s external auditor.

Our conclusion related to the effectiveness of our controls is based solely on adjustments made by our external auditor as part of their yearend audit and not based upon any other control deficiencies within the entity.

There was no change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ERHC Energy Inc.
Name	Title	Date

/s/ Peter Ntephe	President	February 21, 2017
Peter Ntephe	Chief Executive Officer

/s/ Sylvan Odobulu	Vice President (Admin) and Controller	February 21, 2017
Sylvan Odobulu	Principal Accounting Officer