Form 10-Q
period 2017-03-31
ERHC Energy Inc
filed 2017-05-15
CIK 799235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

The number of shares of common stock, par value $0.0001 per share, outstanding as of May 10, 2017, was 2,879,442,094 .

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

PART I. FINANCIAL INFORMATION

Item1.	Financial Statements

ERHC ENERGY INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31, 2017		September 30, 2016

ASSETS

Current assets:
Cash and cash equivalents	$129,646		$439,544
Account receivable	6,188		-
Prepaid expenses and other	26,201		29,505

Total current assets	162,035		469,049
Oil and gas properties and concession fees
Concession fees	5,173,819		5,173,819
Proved properties	173,250		510,000
Furniture and equipment, net of accumulated depreciation of $530,356 and $509,894 at March 31, 2017 and September 30, 2016, respectively	49,619		70,081

Total assets	$5,558,723		$6,222,949

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$10,151,837		$9,273,608
Accounts payable – related parties	167,813		100,438
Income tax payable	2,739,607		2,739,607
Convertible note payable, net of discount – short term	100,900		181,535
Derivative liability	574,412		770,854

Total current liabilities	13,734,569		13,066,042

Commitments and contingencies:

Shareholders’ equity:
Preferred stock, par value $0.0001; authorized 10,000,000 shares; none issued and outstanding	-		-
Common stock, par value $0.0001; authorized 3,000,000,000 shares; issued and outstanding 2,879,442,094 and 47,479,975 shares at March 31, 2017 and September 30, 2016, respectively	287,944		4,748
Additional paid-in capital	108,546,669		107,436,940
Accumulated deficits	(117,010,459,	)	(114,284,781)

Total shareholders’ deficits	(8,175,846)		(6,843,093)

Total liabilities and shareholders’ equity	$5,558,723		$6,222,949

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ERHC ENERGY INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016

Revenue	$18,282	$-	$54,612	$-

Costs and expenses:
General and administrative	334,422	619,616	800,295	1,196,056
Exploration expenses	-	375,172	746,563	780,656
Depreciation	10,817	18,476	20,463	37,030
Loss (gain) on sale of interest in oil and gas concessions, net	146,750	(2,070,000)	146,750	(2,727,805)
Total costs and expenses	491,989	(1,056,736)	1,714,071	(714,063)

(Loss) income from operations	(473,707)	1,056,736	(1,659,459)	714,063

Other income and (expenses):
Interest income	15	175	52	407
Loss on MTM of derivative liability	(112,332)	(217,381)	(82,099)	(104,997)
Loss on embedded derivative	-	(34,484)	(495,837)	(34,484)
Loss on debt conversions	(53,663)	-	(133,408)	-
Interest expense	(150,134)	(100,494)	(354,927)	(181,641)
Total other income and (expense)	(316,114)	(352,184)	(1,066,219)	(320,715)

(Loss) income before benefit (provision) for income taxes	(789,821)	704,552	(2,725,678)	393,348

Benefit (provision) for income taxes:
Current	-	-	-	-
Deferred	-	-	-	-
Total benefit (provision)for income taxes	-	-	-	-

Net (loss) income	$(789,821)	$704,552	$(2,725,678)	$393,348

Net (loss) income per common share -basic and diluted	$(0.00)	$0.02	$(0.00)	$0.01

Weighted average number of common shares outstanding - basic	2,157,538,254	32,484,580	1,206,808,633	31,064,513
Weighted average number of common shares outstanding - diluted	2,157,538,254	34,489,589	1,206,808,633	33,036,652

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ERHC ENERGY INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016

Net (loss) income	$(789,821)	$704,552	$(2,725,678)	$393,348
Other comprehensive income – unrealized gain on available for sale securities	-	(44,785)	-	191,679

Other comprehensive (loss) income	$(789,821)	$659,767	$(2,725,678)	$585,027

The accompanying notes are an integral part of these unaudited consolidated financial statements

ERHC ENERGY INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
	2017	2016
Cash Flows From Operating Activities:
Net (loss) income	$(2,725,678)	$393,348
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and depletion expense	20,462	37,030
Loss on embedded derivative	495,837	34,484
Loss on debt conversions	133,408	-
Change in fair value of derivatives	82,099	104,997
Loss (gain) on sale of interest in oil and gas concessions, net	146,750	(2,727,805)
Amortization of convertible debt discount	318,768	138,226
Amortization of debt issuance cost	19,767	26,017
Changes in operating assets and liabilities:
Account receivable	(6,188)	-
Prepaid expenses and other current assets	3,304	(79,311)
Accounts payable and other accrued liabilities	859,723	(869,418)
Accounts payable – related parties	67,375	-
Net cash used in operating activities	(584,373)	(2,942,432)

Cash Flows From Investing Activities:
Purchase of furniture and equipment	-	(1,000)
Purchase of oil and gas properties	-	(626,598)
Return payment from purchase of oil gas property	125,000	-
Proceeds from sale of interest in oil and gas concessions	65,000	4,000,000

Net cash provided by investing activities	190,000	3,372,402

Cash Flows From Financing Activities:
Principle payment on convertible debt	-	(26,033)
Proceeds from convertible debt	84,475	92,750

Net cash provided by financing activities	84,475	66,717

Net increase (decrease) in cash and cash equivalents	(309,898)	496,687
Cash and cash equivalents, beginning of period	439,544	757,313
Cash and cash equivalents, end of period	$129,646	$1,254,000
Non-cash investing and financing activities:
Unrealized gain in Investment Oando Energy Resources	$-	$191,679
Discount from derivative	$590,837	$95,000
Conversion of note payable to common stock	$523,547	$266,566
Derivative liabilities extinguished on conversion	$869,378	$484,396

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

Going Concern

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the ordinary and usual course of business. As of March 31, 2017, the Company has a working capital deficit and negative cash flows from operating activities. The Company also has significant tax arrears which resulted from a deduction disallowance made by an IRS audit of ERHC’s 2006 return, which audit lasted nearly seven years and has been previously disclosed.  There is an outstanding IRS lien imposed on ERHC in Harris County, Texas in consequence.  Furthermore, the Company is in significant arrears of cash calls relating to the company’s proportionate share of drilling costs (beyond operator-carried expenses) on the Tarach-1 well in Kenya Block 11A. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing exploration projects and ultimately on attaining future profitable operations. The Company is continuing with its plan to further seek new opportunity for farm-out its assets in Kenya, Chad and the Săo Tomé and Príncipe Exclusive Economic Zone. Management believes that the Company’s current operating strategy will provide the opportunity for the Company to continue as a going concern as long as the Company continues to obtain additional financing; however there is no assurance that this will occur. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Reclassifications

Certain amounts in the financial statements as of and for the year ended September 30, 2016 have been reclassified to conform with the March 31, 2017 presentation. Such reclassifications have no impact on net loss, shareholders’ equity or cash flows as previously reported.

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

As of March 31, 2017, the Company did not have any derivative instruments that were designated as hedges.

The derivative liability as of March 31, 2017, in the amount of $574,412 has a level 3 classification.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of March 31, 2017:

Derivative Liability

Balance at September 30, 2016	$770,854
Increase in derivative value due to issuances of convertible promissory notes	590,837
Decrease in derivative value due to convertible promissory notes converted to common stocks	(869,378)
Change in fair market value of derivative liabilities on convertible notes due to the mark to market adjustment	82,099

Balance at March 31, 2017	$574,412

NOTE 3 – ACCOUNT RECEIVABLES

From October, 2016, the Company started to generate revenue from its new acquired oil and gas properties in Texas. During the six months ended March 31, 2017, the revenue from sales of oil and gas was $54,612. As of March 31, 2017 and September 30, 2016, the Company account receivable from sales of oil and gas was $6,188 and $0, respectively.

NOTE 4 – OIL AND GAS PROPERTIES

The following is an analysis of the cost of oil and gas properties at March 31, 2017 and September 30, 2016:

	March 31, 2017	September 30, 2016

DRSTP concession	$2,271,600	$2,271,600
Chad concession	2,800,600	2,800,600
Pending concessions in other African countries	101,619	101,619

Total Concession fees	$5,173,819	$5,173,819

The following is an analysis of change in proved properties as of March 31, 2017:

Proved Properties

Balance at September 30, 2016	$510,000
Return of funds deposited	(125,000)
Sale of partial interests	(211,750)
Depletion and amortization	-

Total proved properties	$173,250

During the year ended September 30, 2016, NewStar Oil and Gas Company, a wholly- owned subsidiary of ERHC purchased three small producing oil and gas wells in Ganado, Jackson County, Texas. However, during the six months ended March 31, 2017, the Company received a return of portion of funds deposited $125,000, after the seller decided to sell only two of the wells due to rise in oil and gas prices. At March 31, 2017, NewStar applied for and was granted an Operatorship License by the Texas Railroad commission.

During the six months ended March 31, 2017, the Company sold 55% of its working interest in proved properties to a third party for consideration of $65,000, resulting in a net loss of $146, 750.

During the six months ended March 31, 2017, the Company did not record depletion and amortization expense for its wells due to limited operations data and reserve report not available as of March 31, 2017. The Company believes the depletion and amortization expense to be immaterial at March 31, 2017 and will provide the expense at the year end with reserve information become available.

NOTE 5 – CONVERTIBLE DEBT

The Company had the following convertible debt outstanding at March 31, 2017:

Lender	Date of Agreement	Term (Months)	Annual Interest rate	Outstanding balance	Accrued Interest at Reporting date	Deferred debt origination costs	Discount	Net Convertible Note payable	Note Derivative Liability
Union Capital #4	4/12/2016	12	8%	$375	$42	$333	$-	$84	$904
Auctus Private Equity Fund	4/27/2016	12	10%	24,294	95	99	-	24,290	62,954
Black Mountain Equities.	5/20/2016	12	8%	22,500	2,117	240	22,939	1,438	53,986
Rock Capital #2	5/26/2016	12	10%	45,659	-	991	-	44,668	139,728
Crown Bridge Partners	6/2/2016	12	8%	1,672	3,072	174	4,570	-	5,820
Toledo Advisors	6/22/2016	12	10%	31,981	1,605	366	33,220	-	100,522
LG Capital	8/23/2016	12	8%	32,000	1,526	-	25,214	8,312	68,286
Auctus Private Equity Fund 2	9/22/2016	9	10%	58,750	3,049	-	39,691	22,108	142,212

				$217,231	$11,506	$2,203	$125,634	$100,900	$574,412

The Company had the following convertible debt outstanding at September 30, 2016:

Lender	Date of Agreement	Term (Months)	Annual Interest rate	Outstanding balance	Accrued Interest at Reporting date	Deferred debt origination costs	Discount	Net Convertible Note payable	Note Derivative Liability
JMJ Financial #4	3/9/2016	12	8%	$39,416	$-	$-	$37,114	$2,302	$74,913
Adar Bay	3/10/2016	12	8%	32,000	2,000	1,544	22,863	9,593	71,087
Union Capital #4	4/12/2016	12	8%	50,000	1,732	2,126	-	49,606	-
Auctus Private Equity Fund	4/27/2016	12	10%	54,250	2,318	1,839	46,757	7,972	137,157
Black Mountain Equities.	5/20/2016	12	8%	51,500	926	4,131	-	48,295	-
Rock Capital #2	5/26/2016	12	10%	55,125	529	5,950	-	49,704	-
Crown Bridge Partners	6/2/2016	12	8%	53,500	1,407	1,678	45,232	7,997	143,932
Toledo Advisors	6/22/2016	12	10%	63,000	1,726	2,396	59,309	3,021	168,812
LG Capital	8/23/2016	12	8%	32,000	250		31,033	1,217	43,965
Auctus Private Equity Fund 2	9/22/2016	9	10%	58,750	119		57,041	1,828	130,988

				$489,541	$11,007	$19,664	$299,349	$181,535	$770,854

During the six months ended March 31, 2017 and 2016, the Company issued an aggregate of 2,831,862,119 and 9,437,271, respectively, shares of common stock for conversion of convertible debts of $390,139 and $266,566, respectively, and decrease in derivative value due to conversion of $869,378 and $484,396, respectively. The loss on conversions for six months ended March 31, 2017 and 2016 was $133,408 and $0, respectively.

The following table summarizes conversion terms of the notes outstanding at March 31, 2017:

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

The fair value of the embedded derivatives related to the convertible notes payable, comprising conversion feature with the reset provisions and the default provisions, at issuance and March 31, 2017 was determined using the multinomial lattice models that value the derivative liability based on a probability weighted discounted cash flow model.  These models are based on future projections of the various potential outcomes and utilize the following assumptions:

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

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date and to fair value as of each subsequent reporting date which at March 31, 2017 was an aggregate of $574,412.

During the six months ended March 31, 2017 and 2016, the Company recorded an aggregate loss of $82,099 and $104,997, respectively, on change in fair value of derivative liabilities. See Note 2 for more information.

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

NOTE 8 - STOCKHOLDERS' EQUITY

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

During the six months ended March 31, 2017 and 2016, the Company issued an aggregate of 2,831,862,119 and 9,437,271, respectively, shares of common stock for conversion of convertible debts of $390,139 and $266,566, respectively, and decrease in derivative value due to conversion of $869,378 and $484,396, respectively. The loss on conversions for six months ended March 31, 2017 and 2016 was $133,408 and $0, respectively.

NOTE 9 – RELATED PARTY TRANSACTIONS

At March 31, 2017 the Company had director compensations payable of $167,813, to non-employee directors.

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

•
As of March 31, 2017, the Company was $9,623,089 in arrears of part of its proportionate share of drilling expenses for Kenya Block 11A and therefore in default from May 2016 of its obligation to CEPSA. The drilling expenses are for the Tarach-1 exploratory well which was completed on Kenya Block 11A in summer 2016.

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

As of March 31, 2017, ERHC has paid or incurred:

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

NOTE 11 – SUBSEQUENT EVENT

As earlier disclosed, the Company has been reviewing its legacy exploration assets with a view to deciding, on an asset-by-asset basis, the feasibility and desirability of retention in the light of conditions in the oil industry and ERHC’s revised strategic focus. In the course of the review, the Company has come to a conclusion regarding Block BDS 2008 in Chad.

After careful consideration, ERHC has elected not to apply for renewal of the Exclusive Exploration Authorization and the Production Sharing Contract over Block BDS 2008 upon the expiration, in April 2017, of the current term.

ERHC will be presenting at the 16th Africa Independents Forum in May 2017 in London. This is the premier international forum showcasing independents holding acreage and portfolio assets in Africa

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
SILTOU BASIN
Niger
Chad
Nigeria
CASZ
DOSEO BASIN
Central African Republic
DOBA BASIN
Major Tectonic Elements of Chad

Manga Block
BORKOU
CHAD
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
Focus Area 1

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

JDZ Operations Update

The JDZ partnership is currently assessing the data for possible new exploration play concepts in this area. The Nigeria - Săo Tomé and Príncipe Joint Development Authority (JDA) continues to engage with the remaining JDZ contracting parties, including ERHC, on the way forward for further exploration.

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

EEZ Operations Update

ERHC has concluded negotiation of the terms of a Production Sharing Contract with the National Petroleum Agency of Săo Tomé and Principe (ANP-STP) for Block 4. The Company is currently in discussions with potential farm in partners. ERHC holds a 100 percent interest in EEZ Block 4, and 15% right to paid working interest in each of two additional blocks of the EEZ.

United States Operations Update

During the year ended September 30, 2016, NewStar purchased three small producing oil and gas wells in Ganado, Jackson County, Texas. However, during the six months ended March 31, 2017, NewStar received a return of portion of funds deposited $125,000, after the seller decided to sell only two of the wells due to rise in oil and gas prices.On March 20, 2017, NewStar sold 55% of its working interest in proved properties to a third party for consideration of $65,000, resulting in a net loss of $146,750.

CURRENT PLANS FOR OPERATIONS

ERHC's principal assets are its interests in rights for exploration for hydrocarbons in Kenya, Chad, the JDZ and the EEZ. ERHC purchased 2 producing oil and gas wells located in Ganado, Jackson County, Texas and starts to have sources of income from its operations. The Company plans to develop its business by the acquisition of other assets which may include revenue-producing assets in diverse geographical areas and the forging of strategic, new business partnerships and alliances.  ERHC cannot currently predict the outcome of negotiations for acquisitions, or, if successful, their impact on the Company's operations.

a.
ERHC’s management and board continue working toward a strategic realignment of the Company in the light of the current oil-price environment and continued constraints on funding for oil exploration activities,.

b.
The Company is refocusing on opportunities for cost-efficient entry into production and producing assets. This is in contrast to the pure exploration model which the Company previously ran and is intended to open up the Company to new streams of investment and revenue.

c.
Accordingly, the Company has concluded a Term Sheet with Starcrest Nigeria Energy Limited (“Starcrest”) pursuant to the Memorandum of Understanding earlier signed between the parties. The Term Sheet sets out a 180-day period commencing May 1, 2017 for a definitive agreement between the parties that gives ERHC entry, for valuable consideration, into Starcrest’s current entitlements to production.

d.
Starcrest has a significant stake in Elcrest Exploration and Production Company Limited, the holder of 45 percent of Nigeria’s producing OML 40. Starcrest also holds directly OPL 291 and OPL 242 in Nigeria.

e.	ERHC continues to bid, as part of several consortia with backing from financing partners, for producing interests in West Africa.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2017 Compared with the Three Months Ended March 31, 2016

From October, 2016, we started to generate revenue from our new acquired oil and gas properties in Texas. During the three months ended March 31, 2017 and 2016, the revenue from sales of oil and gas was $18,282 and $0, respectively.

General and administrative expenses decreased from $619,616 in the three months ended March 31, 2016 to $334,422 in the three months ended March 31, 2017.  The decrease was primarily due to decrease in general and administrative expenses as part of our cost savings plan.

Exploration expense decreased from $375,172 in the three months ended March 31, 2016 to $0 in the three months ended March 31, 2017. The decrease was primarily due to operator analysis of the results of the Tarach-1 well shows that it did not encounter any reservoirs. The operator has therefore classified Tarach-1 a dry well. The well has accordingly been plugged and abandoned at the year ended September 30, 2016.

Other expenses decreased from $352,184 in the three months ended March 31, 2016 to $316,114 in the three months ended March 31, 2017. The decrease was primarily due to decrease in loss on embedded derivative and changes in mark to market of derivative related to convertible debts by comparison to the same period in fiscal year ended 2016.

During the three months ended March 31, 2017, the Company had a net loss of $789,821 compared with a net income of $704,552 for the three months ended March 31, 2016. The increase in loss resulted from the gain on sale of interest in oil and gas concessions of $2,070,000 during the three months ended March 31, 2016, compared with a loss of $146,750 during the same period in fiscal year 2017.

Six Months Ended March 31, 2017 Compared with the Six Months Ended March 31, 2016

During the six months ended March 31, 2017 and 2016, the revenue from sales of oil and gas was $54,612 and $0, respectively.

General and administrative expenses decreased from $1,196,056 in the six months ended March 31, 2016 to $800,295 in the six months ended March 31, 2017.  The decrease was primarily due to decrease in general and administrative expenses as part of our cost savings plan.

Exploration expense decreased from $780,656 in the six months ended March 31, 2016 to $746,563 in the six months ended March 31, 2017. The decrease was primarily due to operator analysis of the results of the Tarach-1 well shows that it did not encounter any reservoirs. The operator has therefore classified Tarach-1 a dry well. The well has accordingly been plugged and abandoned at the year ended September 30, 2016.

Other expenses increased from $320,715 in the six months ended March 31, 2016 to $1,066,219 in the six months ended March 31, 2017. The increase was primarily due to increase in interest expense and loss on embedded derivative related to convertible debts by comparison to the same period in fiscal year ended 2016.

During the six months ended March 31, 2017, the Company had a net loss of $2,725,678 compared with a net income of $393,348 for the six months ended March 31, 2016. The increase in loss resulted from the gain on sale of interest in oil and gas concessions of $2,070,000 during the three months ended March 31, 2016, compared with a loss of $146,750 during the same period in fiscal year 2017.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2017, the Company had $129,646 in cash and cash equivalents, and a working deficit of $13,572,534. We are implementing a series of steps to raise funds to support potential acquisition of producing assets.Kenya drilling campaign, prior to securing potential farm-out on Chad acreage. The fund raising might include:

•	Farm-outs of part of the Company's assets in Kenya, Chad and the Săo Tomé and Príncipe Exclusive Economic Zone

•	Issue shares of common stock through a registered direct offering

•	Convertible loans and other debt instruments

•	Other available financing options

GOING CONCERN

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the ordinary and usual course of business. As of March 31, 2017, the Company has a working capital deficit and negative cash flows from operating activities. The Company also has significant tax arrears which resulted from a deduction disallowance made by an IRS audit of ERHC’s 2006 return, which audit lasted nearly seven years and has been previously disclosed.  There is an outstanding IRS lien imposed on ERHC in Harris County, Texas in consequence.  Furthermore, the Company is in significant arrears of cash calls relating to the company’s proportionate share of drilling costs (beyond operator-carried expenses) on the Tarach-1 well in Kenya Block 11A. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing exploration projects and ultimately on attaining future profitable operations. The Company is continuing with its plan to further seek new opportunity for farm-out its assets in Kenya, Chad and the Săo Tomé and Príncipe Exclusive Economic Zone. Management believes that the Company’s current operating strategy will provide the opportunity for the Company to continue as a going concern as long as the Company continues to obtain additional financing; however there is no assurance that this will occur. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2017, the Company had no off-balance sheet arrangements.

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

As of March 31, 2017, the Company's primary assets are agreements with Kenya, Chad, STP and the JDA which provide ERHC with rights to participate in exploration and production activities in Kenya, Chad, the EEZ and the JDZ in Africa and 2 producing oil and gas wells in the United States.  This geographic area of interest is controlled by foreign governments that have historically experienced volatility of which is out of management's control. The Company's operations and its ability to exploit its interests in the agreements in this area may be impacted by this circumstance.

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

The Company maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. The Company’s Chief Financial Officer and Principal Accounting Officer evaluated the effectiveness of disclosure controls and procedures as of March 31, 2017, pursuant to Rule 13a-15(b) under the Exchange Act.  Based on that evaluation, the Company’s Chief Financial Officer and Principal Accounting Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms due to material weakness related to the following:

(i)	The Company’s system of internal controls failed to identify multiple journal entries that were identified by the Company’s external auditor.

Our conclusion related to the effectiveness of our controls is based solely on adjustments made by our external auditor as part of their yearend audit and not based upon any other control deficiencies within the entity.

There was no change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Our operation and financial results are subject to various risks and uncertainties that could affect our business, financial condition, results of operations, and trading price of our common stock, including but not limited to, failing financial institutions.  Please refer to our annual report on Form 10-K for fiscal year 2016 for additional information concerning these and other uncertainties that could negatively impact the Company.

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

ERHC Energy Inc.
Name	Title	Date

/s/ Peter Ntephe	President	May 15, 2017
Peter Ntephe	Chief Executive Officer

/s/ Sylvan Odobulu	Vice President (Admin) and Controller	May 15, 2017
Sylvan Odobulu	Principal Accounting Officer