Form 10-Q
period 2017-06-30
ERHC Energy Inc
filed 2017-08-14
CIK 799235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 0-17325

(Exact name of registrant as specified in its charter)

Colorado	880218499
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

The number of shares of common stock, par value $0.0001 per share, outstanding as of August 10, 2017, was 2,879,442,094 .

TABLE OF CONTENTS

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

PART I. FINANCIAL INFORMATION

Item1.	Financial Statements

ERHC ENERGY INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	September 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$146,530	$439,544
Prepaid expenses and other	26,201	29,505

Total current assets	172,731	469,049
Oil and gas properties and concession fees:
Concession fees	5,173,819	5,173,819
Proved properties	173,250	510,000
Furniture and equipment, net of accumulated depreciation of $540,999 and $509,894 at June 30, 2017 and September 30, 2016, respectively	38,976	70,081

Total assets	$5,558,776	$6,222,949

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$10,174,741	$9,273,608
Accounts payable – related parties	285,459	100,438
Income tax payable	2,739,607	2,739,607
Convertible note payable in default, net of discount – short term	102,891	-
Convertible note payable, net of discount – short term	111,532	181,535
Derivative liability	510,403	770,854

Total current liabilities	13,924,633	13,066,042

Commitments and contingencies:

Shareholders’ deficit:
Preferred stock, par value $0.0001; authorized 10,000,000 shares; none issued and outstanding	-	-
Common stock, par value $0.0001; authorized 3,000,000,000 shares; issued and outstanding 2,879,442,094 and 47,479,975 shares at June 30, 2017 and September 30, 2016, respectively	287,944	4,748
Additional paid-in capital	108,546,669	107,436,940
Accumulated deficits	(117,200,470)	(114,284,781)

Total shareholders’ deficit	(8,365,857)	(6,843,093)

Total liabilities and shareholders’ deficit	$5,558,776	$6,222,949

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ERHC ENERGY INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Nine months ended June 30,
	2017	2016	2017	2016

Revenue	$-	$-	$54,612	$-

Costs and expenses:
General and administrative	132,779	583,465	933,074	1,779,521
Exploration expenses	-	2,275,304	746,563	3,055,960
Depreciation	10,642	15,642	31,105	52,672
Loss (gain) on sale of interest in oil and gas concessions, net	-	-	146,750	(2,727,805)
Total costs and expenses	143,421	2,874,411	1,857,492	2,160,348

Other income and (expenses):
Interest income and other	3,230	153	3,282	560
Gain (loss) on mark-to-market of derivative liability	64,009	(67,643)	(18,090)	(172,640)
Loss on embedded derivative	-	(297,903)	(495,837)	(332,387)
Loss on available for sale securities	-	(844,518)	-	(844,518)
Loss on debt conversions	-	-	(133,408)	-
Interest expense	(113,829)	(128,766)	(468,756)	(310,407)
Total other income and (expense)	(46,590)	(1,338,677)	(1,112,809)	(1,659,392)

Loss before benefit (provision) for income taxes	(190,011)	(4,213,088)	(2,915,689)	(3,819,740)

Benefit (provision)for income taxes	-	-	-	-

Net loss	$(190,011)	$(4,213,088)	$(2,915,689)	$(3,819,740)

Net loss per common share -basic and diluted	$(0.00)	$(0.10)	$(0.00)	$(0.11)

Weighted average number of common shares outstanding – basic and diluted	2,879,442,094	42,685,912	2,638,522,815	34,975,264

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ERHC ENERGY INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Nine months ended June 30,
	2017	2016	2017	2016

Net loss	$(190,011)	$(4,213,088)	$(2,915,689)	$(3,819,740)
Other comprehensive income (loss):
Unrealized loss on available for sale securities	-	-	-	-
Less reclassification of loss to net income	-	944,049	-	1,135,728

Total other comprehensive income (loss)	-	944,049	-	1,135,728

Other comprehensive loss	$(190,011)	$(3,269,039)	$(2,915,689)	$(2,684,012)

The accompanying notes are an integral part of these unaudited consolidated financial statements

ERHC ENERGY INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(2,915,689)	$(3,819,740)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and depletion expense	31,105	52,672
Loss on embedded derivative	495,837	332,387
Loss on debt conversion	133,408	-
Loss on change in fair value of derivatives	18,090	172,640
Loss (gain) on sale of interest in oil and gas concessions, net	146,750	(2,727,805)
Amortization of convertible debt discount	430,379	198,122
Amortization of debt issuance cost	21,970	61,898
Loss on available for sale securities	-	844,518
Stock issued for board compensation	-	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	3,304	34,949
Accounts payable and other accrued liabilities	882,336	2,829,563
Accounts payable to related parties	185,021	-
Net cash used in operating activities	(567,489)	(2,020,796)

Cash flows from investing activities:
Purchase of furniture and equipment	-	(1,000)
Purchase of oil and gas properties	-	(2,272,576)
Return payment from purchase of oil and gas properties	125,000	-
Proceeds from sale of interest in oil and gas concessions and properties	65,000	4,000,000
Proceeds from available for sale securities	-	502,909
Net cash provided by investing activities	190,000	2,229,333

Cash flows from financing activities:
Debt origination costs	-	(27,004)
Principal payment on convertible debt	-	(32,433)
Proceeds from convertible debt	84,475	394,531
Net cash provided by financing activities	84,475	335,094

Net increase (decrease) in cash and cash equivalents	(293,014)	543,631
Cash and cash equivalents, beginning of period	439,544	757,313
Cash and cash equivalents, end of period	$146,530	$1,300,944
Non-cash investing and financing activities:
Interest paid	$-	$26,190
Income tax paid	$-	$-
Discount from derivative	$590,837	$243,850
Conversion of note payable to common stock	$523,547	$436,822
Derivative liabilities extinguished on conversion	$869,378	$843,708

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

Going Concern

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the ordinary and usual course of business. As of June 30, 2017, the Company has a working capital deficit and negative cash flows from operating activities. The Company also has significant tax arrears which resulted from a deduction disallowance made by an IRS audit of ERHC’s 2006 return, which audit lasted nearly seven years and has been previously disclosed.  There is an outstanding IRS lien imposed on ERHC in Harris County, Texas in consequence.

Furthermore, the Company is in significant arrears of cash calls relating to the company’s proportionate share of drilling costs (beyond operator-carried expenses) on the Tarach-1 well in Kenya Block 11A. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing exploration projects and ultimately on attaining future profitable operations. The Company is continuing with its plan to further seek new opportunity for farm-out its assets in Kenya, the Nigeria- Săo Tomé and Príncipe Joint Development Zone and the Săo Tomé and Príncipe Exclusive Economic Zone. Management believes that the Company’s current operating strategy will provide the opportunity for the Company to continue as a going concern as long as the Company continues to obtain additional financing; however there is no assurance that this will occur. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Reclassifications

Certain amounts in the financial statements as of and for the year ended September 30, 2016 have been reclassified to conform with the June 30, 2017 presentation. Such reclassifications have no impact on net loss, shareholders’ equity or cash flows as previously reported.

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

As of June 30, 2017, the Company did not have any derivative instruments that were designated as hedges.

The derivative liability as of June 30, 2017, in the amount of $510,403 has a level 3 classification.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of June 30, 2017:

Derivative Liability

Balance at September 30, 2016	$770,854
Increase in derivative value due to issuances of convertible promissory notes	590,837
Decrease in derivative value due to convertible promissory notes converted to common stocks	(869,378)
Change in fair market value of derivative liabilities on convertible notes due to the mark to market adjustment	18,090

Balance at June 30, 2017	$510,403

NOTE 3 – OIL AND GAS PROPERTIES

The following is an analysis of the cost of oil and gas properties at June 30, 2017 and September 30, 2016:

	June 30, 2017	September 30, 2016

DRSTP concession	$2,271,600	$2,271,600
Chad concession	2,800,600	2,800,600
Pending concessions in other African countries	101,619	101,619

Total Concession fees	$5,173,819	$5,173,819

The following is an analysis of change in proved properties as of June 30, 2017:

Proved Properties

Balance at September 30, 2016	$510,000
Return of funds deposited	(125,000)
Sale of partial interests	(211,750)
Depletion and amortization	-

Balance at June 30, 2017	$173,250

During the year ended September 30, 2016, NewStar Oil and Gas Company, a wholly- owned subsidiary of ERHC entered into an agreement to purchase three small producing oil and gas wells in Ganado, Jackson County, Texas. However, during the nine months ended June 30, 2017, the Company and the Seller concluded on the sale of only two of the wells and the Seller returned to ERHC the sum of $125,000 being funds deposited in respect of the third well, after the seller decided to sell only two of the wells due to changes in oil and gas prices. As of June 30, 2017, NewStar had applied for and been granted an Operatorship License by the Texas Railroad Commission.

During the nine months ended June 30, 2017, the Company sold 55% of its working interest in proved properties to a third party for consideration of $65,000, resulting in a net loss of $146,750.

During the nine months ended June 30, 2017, the Company did not record depletion and amortization expense for its wells due to limited operations data and reserve report not available as of June 30, 2017. The Company believes the depletion and amortization expense to be immaterial at June 30, 2017 and will provide the expense at the year end when reserve information becomes available.

NOTE 4 – CONVERTIBLE DEBT

The Company had the following convertible debt outstanding at June 30, 2017:

Lender	Date of Agreement	Term (Months)	Annual Interest rate	Outstanding balance	Accrued Interest at Reporting date	Deferred debt origination costs	Discount	Net Convertible Note payable	Note Derivative Liability
Union Capital #4 (1)	4/12/2016	12	8%	$375	$42	$-	$-	$417	$782
Auctus Private Equity Fund (1)	4/27/2016	12	10%	24,294	95	-	-	24,389	54,438
Black Mountain Equities (1)	5/20/2016	12	8%	22,500	2,117	-	-	24,617	51,716
Rock Capital #2 (1)	5/26/2016	12	10%	45,659	-	-	-	45,659	121,037
Crown Bridge Partners (1)	6/2/2016	12	8%	1,672	2,781	-	-	4,453	5,064
Toledo Advisors (1)	6/22/2016	12	10%	31,981	1,605	-	-	33,586	98,247

LG Capital	8/23/2016	12	8%	32,000	1,526	-	14,023	19,503	52,245
Auctus Private Equity Fund 2	9/22/2016	9	10%	58,750	3,049	-	-	61,799	126,874

				$217,231	$11,215	$-	$14,023	$214,423	$510,403

(1)Note is in default as of June 30, 2017.

The Company had the following convertible debt outstanding at September 30, 2016:

Lender	Date of Agreement	Term (Months)	Annual Interest rate	Outstanding balance	Accrued Interest at Reporting date	Deferred debt origination costs	Discount	Net Convertible Note payable	Note Derivative Liability
JMJ Financial #4	3/9/2016	12	8%	$39,416	$-	$-	$37,114	$2,302	$74,913
Adar Bay	3/10/2016	12	8%	32,000	2,000	1,544	22,863	9,593	71,087
Union Capital #4	4/12/2016	12	8%	50,000	1,732	2,126	-	49,606	-
Auctus Private Equity Fund	4/27/2016	12	10%	54,250	2,318	1,839	46,757	7,972	137,157
Black Mountain Equities.	5/20/2016	12	8%	51,500	926	4,131	-	48,295	-
Rock Capital #2	5/26/2016	12	10%	55,125	529	5,950	-	49,704	-
Crown Bridge Partners	6/2/2016	12	8%	53,500	1,407	1,678	45,232	7,997	143,932
Toledo Advisors	6/22/2016	12	10%	63,000	1,726	2,396	59,309	3,021	168,812
LG Capital	8/23/2016	12	8%	32,000	250	-	31,033	1,217	43,965
Auctus Private Equity Fund 2	9/22/2016	9	10%	58,750	119	-	57,041	1,828	130,988

				$489,541	$11,007	$19,664	$299,349	$181,535	$770,854

During the nine months ended June 30, 2017 and 2016, the Company issued an aggregate of 2,831,862,119 and 14,929,629, respectively, shares of common stock for conversion of convertible debts of $390,139 and $436,822, respectively, and decrease in derivative value due to conversion of $869,378 and $843,708, respectively. The loss on conversions for nine months ended June 30, 2017 and 2016 was $133,408 and $0, respectively.

The following table summarizes conversion terms of the notes outstanding at June 30, 2017:

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

Conversion Price shall equal the lesser of (i) 55% multiplied by the lowest Trading Price (as defined below) (representing a discount rate of 45%) during the previous twenty-five (25) Trading Day period ending on the latest complete Trading Day prior to the date of this Note and (ii) the Variable Conversion Price

On effective date

NOTE 5 – DERIVATIVE LIABILITIES

As described in Notes 2 and 5, the Company has identified embedded derivatives in notes payables and outstanding warrants.

The fair value of the embedded derivatives related to the convertible notes payable, comprising conversion feature with the reset provisions and the default provisions, at issuance and June 30, 2017 was determined using the multinomial lattice models that value the derivative liability based on a probability weighted discounted cash flow model.  These models are based on future projections of the various potential outcomes and utilize the following assumptions:

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

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date and to fair value as of each subsequent reporting date which at June 30, 2017 was an aggregate of $510,403.

During the nine months ended June 30, 2017 and 2016, the Company recorded an aggregate loss of $18,090 and $172,640, respectively, on change in fair value of derivative liabilities. See Note 2 for more information.

NOTE 6 – INCOME TAX PAYABLE

An IRS examination which lasted nearly seven years eventually resulted in the IRS disallowance of certain deductions taken by the Company in its 2006 tax year.  The disallowance was of certain stock based compensation expense that the Company had recognized as a deductible expense in its 2006 tax return. The disallowance was the outcome of an Internal Revenue Service audit of ERHC’s 2006 return and the Company recorded a tax payable of $2,739,607. The Company is currently pursuing a reduction of its tax liability through statutory means as outlined in the Internal Revenue Code.  At this point in the process, the IRS has not yet responded to the Company.  As is standard, the lien that exists whenever a taxpayer owes taxes assessed to the Department of the Treasury, has been formally recorded.

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

During the nine months ended June 30, 2017 and 2016, the Company issued an aggregate of 2,831,862,119 and 14,929,629, respectively, shares of common stock for conversion of convertible debts of $390,139 and $436,822, respectively, and decrease in derivative value due to conversion of $869,378 and $843,708, respectively. The loss on conversions for nine months ended June 30, 2017 and 2016 was $133,408 and $0, respectively.

NOTE 8 – RELATED PARTY TRANSACTIONS

At June 30, 2017 the Company had director compensations payable of $172,813, to non-employee directors. At June 30, 2017, the Company had accrued unpaid officer salaries of $105,546.

During the nine months ended June 30, 2017, the Company received loans from officers in the amount of $7,100. These notes are non-interest bearing and payable on demand. These loans remained outstanding as of June 30, 2017.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

COMMITMENTS UNDER PRODUCTION SHARE CONTRACTS

Republic of Kenya Concession Fees and Other Financial Commitments

On June 28, 2012, ERHC entered into a production sharing contract ("PSC") with the Government of the Republic of Kenya for certain land based hydrocarbon exploration and production of Block 11A located in northwestern Kenya.

In October, 2013, the Company entered into a farm-out agreement with CEPSA Kenya Limited, an affiliate of Compañía Española de Petróleos, S.A.U., an international oil and gas company ("CEPSA"). Under the terms of this agreement, the Company assigned and transferred 55% of its participating interest in Kenya Block 11A to CEPSA. In exchange for the transferred rights, CEPSA agreed to carry the Company's proportionate share of obligations and financial costs under the terms and conditions outlined in the farm-out agreement. The agreement was approved in January 2014 by the Kenyan Government and from February 2014, CEPSA took over from ERHC as operator under the production sharing contract ("PSC") for Kenya Block 11A.

•

As of June 30, 2017, the Company was $9,623,089 in arrears of part of its proportionate share of drilling expenses for Kenya Block 11A and therefore in default from May 2016 of its obligation to CEPSA. The drilling expenses are for the Tarach-1 exploratory well which was completed on Kenya Block 11A in summer 2016.

•

The Tarach-1 well was always designed as an exploratory well. An exploratory well is drilled purely for information gathering (“exploration”) purposes in an area that is yet unproven with regard to petroleum resources. The site selection for an exploratory well is based on seismic data and other pre-drill geoscientific surveys.

•

Operator analysis of the results if the Tarach-1 well shows that it did not encounter any reservoirs. The operator therefore classified Tarach-1 a dry well. The well has accordingly been plugged and abandoned

Republic of Chad Concession Fees and Other Financial Commitments

On June 30, 2011, ERHC entered into a production sharing contract ("PSC") with Chad for certain onshore hydrocarbon exploration and development.  In September 2013, the Ministry of Energy and Petroleum of Chad approved ERHC's application to voluntarily relinquish two of the three Blocks covered by the PSC.

As of June 30, 2017, ERHC has paid or incurred:

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

NOTE 10 – SUBSEQUENT EVENT

In July 2017 the Company announced the signing of a new Production Sharing Contract (PSC) on Block 2 of the Nigeria-Sao Tome & Principe Joint Development Zone (JDZ).  ERHC has a 30 percent working interest under the PSC.  ERHC is currently working to conclude the Joint Operation Agreement (JOA) for the Block.

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

Apart from its oil and gas exploration activities in Kenya, Chad (now relinquished), the JDZ and the EEZ, ERHC continues to pursue other oil and gas opportunities on the African continent. These opportunities also include the possible acquisition of significant equity stakes in other oil and gas exploration and production companies and the resulting indirect interest in the underlying exploration and production assets of such other companies.

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

By virtue of the PSC, the Company held a 90% interest in Block 11A, which encompasses 11,950.06 square kilometers or 2.95 million square acres.  The Government of Kenya has a 10% carried participating interest up to the declaration of commerciality and may thereafter acquire an additional 10% interest in the PSC in which case the total Government participation would rise to 20%.

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

It is important to remind investors and other stakeholders that oil and gas exploration is a high-risk undertaking especially in Blocks in which no wells have been drilled before.  While the geological and geophysical work might indicate prospectively, there are no guarantees before drilling that there will be a discovery of hydrocarbons. If there is a discovery, there is no guarantee that it will be commercial or in such quantities as to justify a development project.

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

1 Under the farm-out agreement with CEPSA, CEPSA is obliged to carry ERHC’s proportionate share of exploration costs except for the first exploration well where ERHC is expected to contribute 25% of its proportionate share of costs of the well.

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

ERHC BLOCKS
Central African Shear Zone
Rift
Sudan
CHAD
SILTOU BASIN
Niger
Chad
Nigeria
CASZ
DOSEO BASIN
Central African Republic
DOBA BASIN
Major Tectonic Elements of Chad

Manga Block
BORKOU
CHAD
N'Djamena
Oil Refinery
BDS 2008
Chari-Ouest III
Doba Basin Oil Field

Chad Operations Update

During the period ended June 30, 2017 the Company after careful consideration decided not to apply for renewal of the Exclusive Exploration Authorization and the Production Sharing Contract over Block BDS 2008 in Chad.

Focus Areas

Block BDS 2008 measures 41,800 square kilometers or 10,329,000 acres. Within this block, ERHC identified two focus areas:

- North of Esso’s Tega and Maku discoveries in the Doseo basin; and

- East of and on trend with OPIC’s Benoy-1 margin discovery in the Doba basin.

Focus Area 1 and Area 2

Focus Area 2
Focus Area 1

 Key Provisions of ERHC's Production Sharing Contract (PSC) in Chad

CHAD BLOCK BDS 2008

LICENSE:	PSC with the Government of Chad signed June 2011[2]

PARTIES:	ERHC (100%)

WORK PROGRAM:

Phase 1 (5 years – June 2012 to June 2017)

Minimum Work	Minimum Expenditure	Status
Unspecified: annual work program to be proposed yearly by contractor	$15,000,000 in total for the exploration phase	EIA completed;
Aero gravity and magnetic survey completed;
• 4,720 line kilometers of high precision gravity and magnetic data acquired by November 2014;
• Three leads identified;

Seismic in preparation;
• 2D seismic on focus areas planned but aborted in favor of withdrawal from the Block.

2 PSC originally covered thee Blocks; ERHC voluntarily relinquished two Blocks in 2013, retaining only BDS 2008.  Relinquishment and retention approved by Presidential Decree as provided for in PSC. 3 PSC provides for exploration period to run from date of grant of Exclusive Exploration Authorization (“EEA”).  EEA granted to ERHC in June 2012.

Phase 2 (3 years)

Minimum Work	Minimum Expenditure	Status
Unspecified: annual work program to be proposed yearly by contractor	$1,000,000	ERHC proposed an exploration well in this period if Phase 1 G&G studies justified it. The proposals have been aborted with ERHC’s withdrawal from the Block.

OTHER FINANCIAL OBLIGATIONS:

Ministry Training Fund	$250,000 per annum during the exploration period

$500,000 per annum during the exploitation period

Social Projects:	None specified in the PSC

Surface Rentals	$1/km2 per annum (Exploration Phase 1); $5/ km2 per annum (Exploration Phase 2); $10// km2 per annum (Extension)

$100/ km2 per annum (Exploitation Phase 1); $150/ km2 per annum (Exploitation Phase 1)

COST RECOVERY AND PRODUCTION SHARING:

Royalty	14.25% for crude oil

5% for natural gas

Cost Oil	Up to 70% of net production after deduction of royalty

Profit Oil

R-Factor, as defined by the PSC [4]	Less than or equal to 2.25	Between 2.25 and 3	Greater than 3
Contractor’s share of profit oil	60%	50%	40%
State’s share of profit oil	40%	50%	60%

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

ERHC's Rights in the JDZ

In April 2003, the Company and STP entered into an Option Agreement (the "2003 Option Agreement") in which the Company relinquished significant prior legal rights and financial interests in the Joint Development Zone ("JDZ") in exchange for preferential exploration rights in the JDZ.  Following the exercise of ERHC's rights as set forth in the 2003 Option Agreement, the JDA confirmed the award in 2004 of participating interests ("Original Participating Interest") in each of JDZ Blocks 2, 3, 4, 5, 6 and 9 of the JDZ during the 2004/5 licensing round conducted by the JDA.  ERHC also jointly bid with internationally recognized technical partners for additional participating interests in the JDZ during the 2004/5 licensing round.  As a result of the joint bid, ERHC won additional participating interests ("Joint Bid Participating Interest") in Blocks 2, 3 and 4.  The following is a tabulation of ERHC's participating interests in the JDZ as of the conclusion of the licensing round and ERHC’s assignments of participating interests in 2006.

JDZ Block	ERHC Original Participating Interest	ERHC Joint Bid Participating Interest	Participating Interest(s) Assigned	Current ERHC Retained Participating Interest

2	30.00%	35.00%	43.00%	22.00%
3	20.00%	5.00%	15.00%	10.00%
4	25.00%	35.00%	40.50%	19.50%
5	15.00%	-	-	15.00% (in arbitration)
6	15.00%	-	-	15.00% (in arbitration )
9	20.00%	-	-	20.00%

ERHC's Participating Agreements in the JDZ

The following are the particulars of the Participating Agreements by which ERHC assigned some of its participating interests in JDZ Blocks 2, 3 and 4 to Addax and Sinopec as its technical partners so that the technical partners would operate the Blocks and carry ERHC's proportionate share of costs in the Blocks until production, if any, commenced from the Blocks:

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

Under the terms of the Participation Agreements Sinopec and Addax agreed to pay all of ERHC's future costs for petroleum operations ("the carried costs") in respect of ERHC's retained interests in the blocks.  Additionally, Sinopec and Addax would be entitled to 100% of ERHC's allocation of cost oil plus up to 50% of ERHC's allocation of profit oil from the retained interests on individual blocks until Sinopec and Addax Sub recovered 100% of ERHC's carried costs.

On or about October 2, 2009, Sinopec International Petroleum Exploration and Production Corporation acquired all of the outstanding shares of Addax Petroleum Corporation.

JDZ Operations Update

Between September 2009 and January 2010, ERHC and its operating partners, Sinopec and Addax, carried out a five-well drilling program in JDZ Blocks 2, 3 and 4, drilling one well each in Blocks 2 and 3 and three wells in Block 4.  The operators were unable to announce a commercial discovery in any of the wells.  Following the operators’ unwillingness to continue exploration after the five-well campaign, having completed then current obligations under Phase 1 of PSC, the JDA embarked on extensive review of exploration results and discussions with the parties.

In July 2017, ERHC signed a new PSC with the JDA on JDZ Block 2 wherein ERHC’s Original Participating Interest of 30% was retained and re-stated.  ERHC is currently working with the JDA toward new operating partnerships in respect of JDZ Blocks 3 and 4 (with the intention of negotiating new PSCs for those Blocks).

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

United States Operations Update

During the year ended September 30, 2016, NewStar purchased three small producing oil and gas wells in Ganado, Jackson County, Texas. However, during the nine months ended June 30, 2017, the seller returned $125,000 to NewStar being a portion of the funds deposited by Newstar for the purchase, after Newstar and the seller were unable to conclude on the third well due to changes in oil and gas prices

CURRENT PLANS FOR OPERATIONS

ERHC's principal assets are its interests in rights for exploration for hydrocarbons in Kenya, Chad (now relinquished), the JDZ and the EEZ. ERHC purchased 2 producing oil and gas wells located in Ganado, Jackson County, Texas and starts to have sources of income from its operations. The Company plans to develop its business by the acquisition of other assets which may include revenue-producing assets in diverse geographical areas and the forging of strategic, new business partnerships and alliances.  ERHC cannot currently predict the outcome of negotiations for acquisitions, or, if successful, their impact on the Company's operations.

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

PLANS FOR FUNDING OF POTENTIAL ACQUISITIONS

ERHC's future plans will depend on the Company's ability to attract new funding. The Company is implementing a series of steps to fund its operations. Said funding steps include but are not limited to the issuance of a series of convertible notes, which the Company has commenced, issuance of shares of common stock through registered direct offerings, which the Company plans to commence shortly and farm-outs to potential partners on its assets in Africa. The fund raising might include:

•	Farm-outs of part of the Company’s assets in Kenya and the Săo Tomé and Príncipe Exclusive Economic Zone
•	Issue shares of common stock through a registered direct offering
•	Other available financing options

The Company is continuing discussions with several international investment advisory and financial brokerage firms to act as financial advisors and intermediaries to ERHC. While ERHC has always used expert professional assistance to formulate and execute its capital raising initiatives, it is re-focusing on the retention of such advisors and intermediaries as a strategic imperative of the increased funding requirements that arise from the rollout of the new work programs in  Kenya.  The new firms retained will perform such financial advisory and investment banking services for the Company as are customary and appropriate in transactions of this type, including assisting the Company in analyzing, structuring, negotiating and effecting proposed capital raises.  These initiatives may include any transaction or series of transactions in which one or more capital providers (existing or otherwise) commits debt capital to the Company, purchases equity of the Company (or securities of the Company convertible into equity), or alternatively funds the Company either directly or through farm-ins, farm-outs or other arrangements in which the capital provider earns an interest in oil and gas properties of the Company.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2017 Compared with the Three Months Ended June 30, 2016

From October, 2016, we started to generate revenue from our new acquired oil and gas properties in Texas. During the three months ended June 30, 2017 and 2016, the revenue from sales of oil and gas was $0 and $0, respectively.

General and administrative expenses decreased from $583,465 in the three months ended June 30, 2016 to $132,779 in the three months ended June 30, 2017.  The decrease was primarily due to decrease in general and administrative expenses as part of our cost savings plan.

Exploration expense decreased from $2,275,304 in the three months ended June 30, 2016 to $0 in the three months ended June 30, 2017. The decrease was primarily due to operator analysis of the results of the Tarach-1 well shows that it did not encounter any reservoirs. The operator has therefore classified Tarach-1 a dry well. The well has accordingly been plugged and abandoned at the year ended September 30, 2016.

Other expenses decreased from $1,338,677 in the three months ended June 30, 2016 to $46,590 in the three months ended June 30, 2017. The decrease was primarily due to decrease in loss on available for sale securities, loss on embedded derivative and changes in mark to market of derivative related to convertible debts by comparison to the same period in fiscal year ended 2016.

During the three months ended June 30, 2017, the Company had a net loss of $190,011 compared with a net loss of $4,213,088 for the three months ended June 30, 2016. The decrease in loss resulted from the decrease in general and administrative expense, exploration expense and other expense as discussed above.

Nine Months Ended June 30, 2017 Compared with the Nine Months Ended June 30, 2016

During the nine months ended June 30, 2017 and 2016, the revenue from sales of oil and gas was $54,612 and $0, respectively.

General and administrative expenses decreased from $1,779,521 in the nine months ended June 30, 2016 to $933,074 in the nine months ended June 30, 2017.  The decrease was primarily due to decrease in general and administrative expenses as part of our cost savings plan.

Exploration expense decreased from $3,055,960 in the nine months ended June 30, 2016 to $746,563 in the nine months ended June 30, 2017. The decrease was primarily due to operator analysis of the results of the Tarach-1 well shows that it did not encounter any reservoirs. The operator has therefore classified Tarach-1 a dry well. The well has accordingly been plugged and abandoned at the year ended September 30, 2016.

Other expenses decreased from $1,659,392 in the nine months ended June 30, 2016 to $1,112,809 in the nine months ended June 30, 2017. The decrease was primarily due to a decrease in the loss on available for sale securities partially offset by the increase in the loss on debt conversions.

During the nine months ended June 30, 2017, the Company had a net loss of $2,915,689 compared with a net loss of $3,819,740 for the nine months ended June 30, 2016. The decrease in loss resulted from the decrease in general and administrative, exploration and other expenses discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2017, the Company had $146,530 in cash and cash equivalents, and a working capital deficit of $13,751,902. We are implementing a series of steps to raise funds to support potential acquisition of producing assets in the Kenya drilling campaign, prior to securing potential farm-out on Chad acreage. The fund raising might include:

•	Farm-outs of part of the Company's assets in Kenya, Nigeria-Sao Tome & Principe Joint Development Zone and the Săo Tomé and Príncipe Exclusive Economic Zone
•	Issue shares of common stock through a registered direct offering
•	Convertible loans and other debt instruments
•	Other available financing options

GOING CONCERN

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the ordinary and usual course of business. As of June 30, 2017, the Company has a working capital deficit and negative cash flows from operating activities. The Company also has significant tax arrears which resulted from a deduction disallowance made by an IRS audit of ERHC’s 2006 return, which audit lasted nearly seven years and has been previously disclosed.  There is an outstanding IRS lien imposed on ERHC in Harris County, Texas in consequence.  Furthermore, the Company is in significant arrears of cash calls relating to the company’s proportionate share of drilling costs (beyond operator-carried expenses) on the Tarach-1 well in Kenya Block 11A. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing exploration projects and ultimately on attaining future profitable operations. The Company is continuing with its plan to further seek new opportunity for farm-out its assets in Kenya, and the Nigeria- Săo Tomé and Príncipe Joint Development Zone. Management believes that the Company’s current operating strategy will provide the opportunity for the Company to continue as a going concern as long as the Company continues to obtain additional financing; however there is no assurance that this will occur. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2017, the Company had no off-balance sheet arrangements.

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

As of June 30, 2017, the Company's primary assets are agreements with Kenya, Chad, STP and the JDA which provide ERHC with rights to participate in exploration and production activities in Kenya, Chad, the EEZ and the JDZ in Africa and 2 producing oil and gas wells in the United States.  This geographic area of interest is controlled by foreign governments that have historically experienced volatility of which is out of management's control. The Company's operations and its ability to exploit its interests in the agreements in this area may be impacted by this circumstance.

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

The Company maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. The Company’s Chief Financial Officer and Principal Accounting Officer evaluated the effectiveness of disclosure controls and procedures as of June 30, 2017, pursuant to Rule 13a-15(b) under the Exchange Act.  Based on that evaluation, the Company’s Chief Financial Officer and Principal Accounting Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms due to material weakness related to the following:

(i)	The Company’s system of internal controls failed to identify multiple journal entries that were identified by the Company’s external auditor.

Our conclusion related to the effectiveness of our controls is based solely on adjustments made by our external auditor as part of their yearend audit and not based upon any other control deficiencies within the entity.

There was no change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ERHC Energy Inc.

Name	Title	Date

/s/ Peter Ntephe	President	August 14, 2017
Peter Ntephe	Chief Executive Officer

/s/ Sylvan Odobulu	Vice President (Admin) and Controller	August 14, 2017
Sylvan Odobulu	Principal Accounting Officer